Form 10-K405
period 1998-12-31
REDDING BANCORP
filed 1999-03-30
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-25135

                                 REDDING BANCORP
             (Exact name of Registrant as specified in its charter)

             California                                  94-2823865
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        1951 Churn Creek Road
           Redding, Bancorp                                 96002
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (530) 224-3333

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $38,419,371 as of March 1, 1999, which was calculated based on the last reported sale of the Company's Common Stock prior to March 1, 1999. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 1, 1999, there were 2,690,103 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Shareholders.

                                     PART I


ITEM 1. BUSINESS.

        This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading "Risk Factors That May Affect Results" and elsewhere in this report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading "Risk Factors That May Affect Results," are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this report, even if new information, future events or other circumstances have made them incorrect or misleading.

        Except as specifically noted herein (i) all references to the "Company" refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries and (ii) all information herein has been adjusted to give effect to a three-for-one stock split effected by the Company in July 1998.

GENERAL

        Redding Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the "Bank"). As a bank holding company, the Company is subject to the BHCA and to supervision by the Board of Governors ("FRB") of the Federal Reserve System. The Company's principal business is to serve as a holding company for the Bank and Redding Service Corporation, a California corporation formed in 1993 for the purpose of processing trust deeds, and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company's principal source of income is dividends from its subsidiaries. The Company conducts its business operations at the offices of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts all of its business operations within a single geographic area and within a single industry segment.

        The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates two full service branches and two loan production offices. The Company established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Company relocated the loan production office to 2400 Professional Drive in Roseville, California. On March 1, 1994, the Bank received a certificate of authority to open a second full service branch at 1951 Churn Creek Road in Redding, California. On June 29, 1995, the Bank received a certificate of authority to open a second loan production office at 676 East First Avenue in Chico, California. The Bank established an interactive marketing website on July 31, 1998, at http://www.reddingbankofcommerce.com for the purpose of making information about the Bank's products and services publicly available.

        The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"), and conducts a general commercial banking business in the counties of Butte, El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County, California to be the Bank's major market area. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, real estate, construction, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services and telephone transfers. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, and payroll and accounting packages and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

        Most of the Bank's customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank's deposits are obtained from such customers. The Bank does not accept brokered deposits or deposits outside of its market area. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The Bank's business strategy is to focus on its lending activities. The Bank's principal lines of lending are (i) commercial,
(ii) real estate construction and (iii) commercial and residential real estate. The majority of the Bank's loans are direct loans made to individuals and small businesses in the Bank's major market area and are secured by real estate. See "Risk Factors That May Affect Results-Dependence on Real Estate." A relatively small portion of the Bank's loan portfolio consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.

        The Bank's commercial loan portfolio consists of a mix of revolving credit facilities and intermediate term loans. The loans are generally made for working capital, asset acquisition and business expansion purposes and are generally secured by a lien on the borrowers' assets. The Bank also makes unsecured loans to borrowers who meet the Bank's underwriting criteria for such loans. The Bank manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic and appropriate adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The primary sources of repayment of the Bank's commercial loans are the borrower's conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment.

        The principal factors affecting the Bank's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages risk through its underwriting criteria, which includes strategies to match the borrower's cash flow to loan repayment terms, and periodic evaluations of the borrower's operations. The Bank's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and periodic reviews by a consultant of the Bank's credit administration policies.

        The Bank's real estate construction loan portfolio consists of a mix of commercial and residential construction loans, which are principally secured by the underlying project. The Bank's real estate construction loans are predominately made for projects which are intended to be owner occupied. The Bank also makes real estate construction loans for speculative projects. The principal sources of repayment of the Bank's construction loans are sale of the underlying collateral or permanent financing provided by the Bank or another lending source.

        The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower's equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns. See "-Risk Factors That May Affect Results-Lending Risks Associated with Commercial Banking and Construction Activities." The Bank manages its credit risk associated with real estate construction lending by establishing maximum loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Bank requires a loan-to-value ratio of no more than 80% on single-family residential construction loans.

        The Bank's commercial and residential real estate mortgage loan portfolio consists of loans secured by a variety of commercial and residential real property. The Bank makes real estate mortgage loans for both owner-occupied properties and investor properties. The Bank's underwriting criteria for loans to investors is generally more conservative and such loans constitute a smaller percentage of the Bank's commercial and residential real estate loan portfolio. The principal source of repayment of the Bank's real estate loans is the Borrower's operating cash flow.

        Similar to commercial loans, the principal factors affecting the Bank's risk of loss in real estate mortgage lending include the borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower's cash flow to loan repayment terms. Approximately 95% of the Bank's residential real estate mortgage loans are sold in the secondary market.

        The Bank's specific underwriting standards and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Bank's underwriting criteria is designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The Bank's credit administration policies contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more owners of its corporate borrowers.

        In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001, and will automatically renew for additional four year periods unless terminated in advance of the renewal period by CSI or the Bank upon 30 days prior written notice. See "-Risk Factors That May Affect Results-Ability to Sustain Growth," "--Merchant Processing Services" and "--Chargebacks and Payment Risks Associated with Merchant Processing Services."

        In 1995, the Company established a sales team to market merchant processing services to merchants in its major market area and, as of December 31, 1998, the Bank had 793 merchants in its portfolio. The fee income generated from the Bank's local merchant portfolio is substantially less than that generated from the CSI portfolio because of the lower volume of transactions. Contract deposit relationships with the Bank's merchants and CSI pursuant to the Merchant Services Agreement represented approximately 3.5% of the Bank's total deposits as of December 31, 1998.

        The fee income from merchant processing services represented approximately 9.2%, 9.8% and 8.9% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively.

SUPERVISION AND REGULATION

        REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

        The Company is a bank holding company subject to the BHCA. The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

        The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

        The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

        Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

        The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

        A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across states lines, therefore creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations if the laws of such state permit such de novo branching.

        Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and
(c) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

        The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See "-Restrictions on Dividends and Other Distributions" for additional restrictions on the ability on the Company and the Bank to pay dividends.

        Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

        Comprehensive amendments to Regulation Y became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval,
(ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Regulation Y, as amended, also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

        To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater, (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized (as that term is defined in the capital adequacy regulations of the applicable bank regulator), 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

        To qualify as "well-managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory, (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

        BANK REGULATION AND SUPERVISION

        The Bank is a California chartered bank insured by the Federal Deposit Insurance Corporation (the "FDIC"), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the FDIC. As a member of the Federal Reserve System, the Bank's primary federal regulator is the FRB. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements.

        The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Bank is subject to certain regulations of the FRB dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

        Under California law, a state chartered bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, shareholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the Commissioner is required to order the bank to correct such impairment. If a bank is unable to correct the impairment, the bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, the common shares are to be sold by the bank.

        California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

        CAPITAL STANDARDS

        The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

        In determining the capital level a bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital that will be recognized for purposes of determining the capital adequacy of a bank.

        A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

        On October 1, 1998, the FDIC adopted two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

        In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        As of December 31, 1998, the Company's and the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1998 (amounts in thousands except percentage amounts).

                                                             The Company
                                 ---------------------------------------------------------------
                                           Actual                       Well           Minimum
                                 --------------------------          Capitalized       Capital
                                   Capital            Ratio             Ratio        Requirement
                                 -----------          -----       ----------------   -----------
Leverage .................       $24,401,620          11.52%             5.0%           4.0%
Tier 1 Risk-Based ........        24,401,620          15.17              6.0            4.0
Total Risk-Based .........        26,411,867          16.42             10.0            8.0


                                                        Redding Bank of Commerce
                                        ------------------------------------------------------
                                               Actual                    Well        Minimum
                                        ---------------------------  Capitalized     Capital
                                           Capital            Ratio     Ratio      Requirement
                                        -------------         -----  -----------   -----------
Leverage.............................   $  23,052,552         10.95%      5.0%        4.0%
Tier 1 Risk-Based ...................      23,052,552         14.33       6.0         4.0
Total Risk-Based ....................      25,062,799         15.58      10.0         8.0


        Banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.

        PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

        FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

"Well capitalized"                               "Adequately capitalized"
------------------                               ------------------------
Total risk-based capital of 10%;                 Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%;                 Tier 1 risk-based capital of 4%; and
and Leverage ratio of 5%.                        Leverage ratio of 4%.

"Undercapitalized"
------------------                               "Significantly undercapitalized"
Total risk-based capital less than 8%;           --------------------------------
Tier 1 risk-based capital less than 4%; or       Total risk-based capital less than 6%;
Leverage ratio less than 4%.                     Tier 1 risk-based capital less than 3%; or
                                                 Leverage ratio less than 3%.
"Critically undercapitalized"
-----------------------------
Tangible equity to total assets less than 2%.


        An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

        SAFETY AND SOUNDNESS STANDARDS

        FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

        The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

        RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

        The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

        In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

        Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

        PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

        The Bank has its deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

        The FDIC may make limited adjustments to its rate schedule not to exceed an increase or decrease of 5 basis points without public notice and comment rulemaking. The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the designated reserve ratio and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

        COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

        RECENTLY ENACTED LEGISLATION

        During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996.

        California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

        In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code Section 850- 855) to facilitate (i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

        The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business. To the extent that such legislation provides lenders with greater protection from environmental liabilities, the Company believes that the legislation could have a favorable impact on the Company's business. However, no assurance can be given that the Company will not be subject to environmental liabilities in connection with the exercise of its rights as a secured creditor. See "-Risk Factors That May Affect Results-Environmental Risks."

        PENDING LEGISLATION AND REGULATIONS

        There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms.

        Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

COMPETITION

        In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

        Among the competitive advantages that major banks have is their ability to finance wide ranging advertising campaigns and to allocate their investment assets into investments of higher yield and demand. Such institutions offer certain services such as trust services and international banking services which are not offered directly by the Bank (but are offered indirectly through correspondent relationships). Because of their greater total capitalization, major banks have substantially higher legal lending limits than the Bank.

        In order to compete with major banks and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Bank's legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks.

        The recent enactment of Federal and California interstate banking legislation will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

        Competitive pressures in the banking industry significantly increase changes in the interest rate environment, reducing net interest margins, and less than favorable economic conditions can result in a deterioration of credit quality and an increase in the provisions for loan losses.

        With respect to its merchant processing services, the Bank competes with other banks, ISOs and other nonbank processors. Many of these competitors are substantially larger than the Bank. The bank competes on the basis of price, the availability of products and services, the quality of customer service and support, and transaction processing speed. The majority of the Bank's contracts with merchants are cancelable at will or on short notice or provide for renewal at frequent periodic intervals and, accordingly, the Bank regularly rebids such contracts. This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increase transaction volume in order to maintain acceptable profit margins. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry. Consolidation will enable certain of the Company's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company.

EMPLOYEES

        As of December 31, 1998, the Company employed 71 persons. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

RISK FACTORS THAT MAY AFFECT RESULTS

        This report includes forward-looking statements within the meaning of the Exchange Act. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed below and elsewhere in this report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those below, are beyond the Company's ability to control or predict.

        LENDING RISKS ASSOCIATED WITH COMMERCIAL BANKING AND CONSTRUCTION ACTIVITIES

        The Bank's business strategy is to focus on commercial and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

        Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company's financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

        DEPENDENCE ON REAL ESTATE

        At December 31, 1998, approximately 67% of the Bank's loans were secured by real estate. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early years of this decade. See "-Economic Conditions and Geographic Concentration."

        The Bank's primary lending focus has historically been real estate mortgage, construction and, to a lesser extent, commercial lending. At December 31, 1998, commercial real estate mortgage and construction loans comprised approximately 47% and 20%, respectively, of the total loans in the Bank's portfolio. At December 31, 1998, all of the Bank's real estate mortgage and construction loans, and approximately 40% of its commercial loans, were secured fully or in part by deeds of trust on underlying real estate. The Bank's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Economic Conditions and Geographic Concentration."

        INTEREST RATE RISK

        The income of the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank's interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank's interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors which are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Bank's capital position and non-interest-bearing demand deposit accounts, the Bank is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Quantitative and Qualitative Disclosure About Market Risk."

        MERCHANT PROCESSING SERVICES

        The Bank's fee income from merchant processing services represented approximately 9.2%, 9.8% and 8.9% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively. In addition, contract deposit relationships with the merchants in the Bank's portfolio and CSI represented approximately 3.5% of the Bank's total deposits as of December 31, 1998. The Merchant Services Agreement was renewed in 1997 for a period of four years which expires on April 1, 2001, and will automatically renew for additional four year periods unless terminated by CSI or the Bank upon written notice 30 days prior to the expiration of any renewal period. In the event the Merchant Services Agreement is not renewed by the Bank, CSI may transfer the merchants in its portfolio to another financial institution, the result of which would be that the Bank would lose the related deposits. Termination of the Merchant Services Agreement and loss of the related deposits would have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

        ABILITY TO SUSTAIN GROWTH

        A significant amount of the Company's growth in the recent past is attributable to the fee income received by the Bank in connection with merchant processing services provided pursuant to the Merchant Services Agreement and, to a lesser extent, the Bank's own portfolio of local merchants. The ability of the Bank to increase the level of fee income currently being generated by merchant processing relationships is limited. Under the Visa(R) and MasterCard(R) associations' rules that apply to a bank or other processing firm that acquires a card transaction from a merchant and processes and enters the transaction into the Visa(R) or MasterCard(R) system for presentment to the card issuer (the "Card Association Rules"), the fees that can be charged on monthly credit card sales above $93 million are significantly less than the fees that can be charged on monthly credit card sales below $93 million and the Bank has recently reached this $93 million threshhold. Further, the Visa(R) bylaws limit the amount of quarterly Visa(R) credit card sales that the Bank may process to four times the Bank's equity capital unless additional collateral is pledged by the Bank. The Company's ability to sustain or increase fee income from merchant processing relationships is also affected by other factors, many of which are beyond the Company's control, such as (i) competition from other banks, ISOs and other nonbank processors, (ii) continuation of the requirement that ISOs and other nonbank processors access the Visa(R) and MasterCard(R) payment system through banks, (iii) the ability to avoid losses through various contractual methods, including indemnification by the ISO, reserve balances controlled by the Bank and insurance and (iv) the ability to continue to grow both locally and nationally. No assurance can be given that the Company will be able to sustain its growth from fee income from merchant processing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

        CHARGEBACKS AND PAYMENT RISKS ASSOCIATED WITH MERCHANT PROCESSING
        SERVICES

        The Bank is subject to the Card Association Rules in processing credit and debit card transactions. In the event of certain types of billing disputes between a cardholder and a merchant, the processor of the transaction assists the merchant in investigating and resolving the dispute. If the dispute is not resolved in favor of the merchant, the transaction is "charged back" to the merchant and that amount is credited or otherwise refunded to the cardholder. If the processor is unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the processor for the chargeback, the processor bears the loss for the amount of the refund paid to the cardholder. Pursuant to the Merchant Services Agreement, CSI has agreed to indemnify the Bank against losses incurred in connection with credit card transactions generated by merchants in CSI's portfolio. In addition, pursuant to the Merchant Services Agreement, CSI is required to maintain a reserve account and a general account with the Bank and has granted the Bank a security interest in such accounts to secure CSI's obligations under the Merchant Services Agreement. The balances required to be maintained by CSI in the reserve account and general account constitute a small percentage of the dollar volume of transactions processed by the Bank each month. In the event that the funds in accounts maintained by CSI are not sufficient to cover chargebacks and refund payments to cardholders and CSI is unable to reimburse the Bank for such deficiencies, the Bank would bear the loss which could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

        Chargeback exposure can also result from fraudulent credit card transactions initiated by merchant customers. Examples of merchant fraud include logging fictitious sales transactions and falsification of transaction amounts on actual sales. The Bank conducts a background review of its merchant customers at the time the relationship is established with the merchant. The Bank also can withhold or delay a merchant's daily settlement if fraudulent activity is suspected, thereby mitigating exposure to loss. However, there can be no assurance that the Bank will not experience significant amounts of merchant fraud, which could have a material adverse effect on the Company's business, financial condition and results of operations. The degree of exposure to chargebacks may also be adversely affected by the development of new transaction delivery channels, such as the Internet, which have yet to be fully evaluated.

        The Company is not exposed to card issuer credit losses unassociated with a dispute between the cardholder and the merchant.

        POTENTIAL VOLATILITY OF DEPOSITS

        At December 31, 1998, approximately 22.4% of the dollar value of the Bank's total deposits was represented by time certificates of deposit in excess of $100,000. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Bank's liquidity, profitability, business prospects, results of operations and cash flows.

        DIVIDENDS

        Because the Company conducts no other significant activity than the management of its investment in the Bank, the Company is dependent on the Bank for income. The ability of the Bank to pay cash dividends in the future depends on the Bank's profitability, growth and capital needs. In addition, the California Financial Code restricts the ability of the Bank to pay dividends. No assurance can be given that the Company or the Bank will pay any dividends in the future or, if paid, such dividends will not be discontinued. See "-Supervision and Regulation-Supervision and Regulation of Bank Holding Companies" and "-Supervision and Regulation-Restrictions on Dividends and Other Distributions."

        COMPETITION

        In California generally, and in the Company's primary market area specifically, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services which traditionally were offered only by banks. In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank's customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank's borrowers may face financial difficulties and be more receptive to offers from the Bank's competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See "-Competition."

        Competition in the merchant processing industry is intense. The Bank competes with other banks, ISOs and other nonbank processors. Many of these competitors are substantially larger than the Bank. The Bank competes on the basis of price, the availability of products and services, the quality of customer service and support and transaction processing speed. The majority of the Bank's contracts with merchants are cancelable at will or on short notice or provide for renewal at frequent periodic intervals and, as a result, the Bank regularly rebids such contracts. This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increased transaction volume in order to maintain acceptable profit margins. If the Bank is not able to maintain acceptable profit margins, it could be forced to discontinue merchant processing services which would have a material adverse effect on the Company's results of operations and cash flows. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry. Consolidation will enable certain of the Bank's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Bank. No assurance can be given that the Bank or any ISO for which the Bank performs clearing bank services will be able to compete successfully for merchant processing business in the future. See "-Competition."

        GOVERNMENT REGULATION AND LEGISLATION

        The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation which govern almost all aspects of the operations of the Company and the Bank. The business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See "-Supervision and Regulation."

        ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION

        The Company's operations are located and concentrated primarily in Northern California, particularly the counties of Butte, El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 1998, approximately 67% of the Bank's loan portfolio consisted of real estate related loans, all of which were related to collateral located in Northern California. The performance of these loans may be adversely affected by changes in California's economic and business conditions. A deterioration in economic conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mud slides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on the Bank's financial condition, results of operations, cash flows and business prospects.

        RELIANCE ON KEY EMPLOYEES AND OTHERS

        The Company is dependent upon the continued services of its key employees, including Russell L. Duclos, President and Chief Executive Officer, Michael C. Mayer, Executive Vice President and Chief Credit Officer, and Linda
J. Miles, Executive Vice President and Chief Financial Officer. The loss of the services of any such employee, or the failure of the Company to attract and retain other qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has entered into a three-year employment agreement with Mr. Duclos which expires on June 30, 2000.

        The Company does not maintain any life insurance with respect to any of its officers or directors, except with regard to a nonqualified deferred compensation plan.

        ADEQUACY OF ALLOWANCE FOR LOAN AND OTHER REAL ESTATE LOSSES

        The Bank's allowance for estimated losses on loans was approximately $3.2 million, or 2.2% of total loans, and 327.4% of total nonperforming loans at December 31, 1998. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates. In addition, future additions to the Bank's allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets. The Bank was most recently examined by the FDIC and the DFI in this regard during the third quarter of 1997. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL)."

        CERTAIN OWNERSHIP RESTRICTIONS UNDER CALIFORNIA AND FEDERAL LAW

        Federal law prohibits a person or group of persons "acting in concert" from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days, the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the Common Stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquiror that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company's Common Stock, or such lesser number of shares as constitute control. See "-Supervision and Regulation-Regulation and Supervision of Bank Holding Companies."

        Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California licensed bank or a bank holding company unless the Commissioner has approved such acquisition of control. A person would be deemed to have acquired control of the Company and the Bank under this state law if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Company or (ii) to direct or cause the direction of the management and policies of the Company. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of the Common Stock would be presumed to direct or cause the direction of the management and policies of the Company and thereby control the Company.

        SHARES ELIGIBLE FOR FUTURE SALE

        As of March 1, 1999, the Company had 2,690,103 shares of Common Stock outstanding, of which approximately 1,957,675 shares are eligible for sale in the public market without restriction. Approximately 732,428 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 16% of the outstanding shares of Common Stock at exercise prices ranging from $9.07 to $10.67 have been issued to directors and certain employees of the Company under the Company's 1998 Stock Option Plan, and options to acquire up to an additional four percent at an exercise price of not less than 85% of the market value of the Company's Common Stock on the date of grant are reserved for issuance under the plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's Common Stock.

        ABSENCE OF PUBLIC MARKET; VOLATILITY IN STOCK PRICE

        There currently is no active trading market for the Company's Common Stock. No assurance can be given that an active public trading market will develop or that, if developed, it will be sustained. As a result of the lack of a trading market, the market price of the Company's Common Stock may experience fluctuations that are unrelated to the operating performance of the Company and the Bank. In particular, the price of the Company's Common Stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

        TECHNOLOGY AND COMPUTER SYSTEMS

        Advances and changes in technology can significantly impact the business and operations of the Company. The Bank faces many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. The Bank's merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements. The Company's ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. In addition, the Bank's business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Bank's data processing systems.

        Many computer programs were designed and developed utilizing only two digits in the date field, thereby creating the inability to recognize the year 2000 or years thereafter. This year 2000 issue creates risks for the Bank from unforseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank of San Francisco, correspondent banks, customers and vendors. Failures of these systems or untimely corrections could have a material adverse impact on the Bank's ability to conduct its business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000."

        ENVIRONMENTAL RISKS

        The Bank, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substances or waste, contaminants or pollutants could exist on such properties. The Bank may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Bank may not have adequate remedies against the prior owners or other responsible parties to recover its costs. Finally, the Bank may find it difficult or impossible to sell the affected properties either prior to or following any such removal. In addition, the Bank may be considered liable for environmental liabilities in connection with its borrowers' properties, if, among other things, it participates in the management of its borrowers' operations. The occurrence of such an event could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        DILUTION

        The Company has issued options to purchase shares of the Company's Common Stock at prices below the fair market value of the Company's Common Stock on the date of grant. As of March 1, 1999, the Company had outstanding options to purchase an aggregate of 411,000 shares of Common Stock at exercise prices ranging from $9.07 to $10.67 per share, or a weighted average exercise price per share of $9.62. To the extent such options are exercised, shareholders of the Company will experience dilution. See "Market for the Company's Common Equity and Related Shareholder Matters."


ITEM 2. PROPERTIES.

        The Company's principal offices and the Bank's main office are housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the building and the 1.25 acres of land on which the building is situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96002, in which the Bank utilizes approximately 11,650 square feet of space for its banking operations.

        The Company's Roseville loan production office is located in a one-story building with approximately 1,484 square feet of space located at 2400 Professional Drive, Roseville, California. The Company leases the space pursuant to a triple net lease expiring in August 31, 2003.

        The Company's Chico loan production office is located in a one-story building with approximately 600 square feet of space located at 676 East First Avenue, Chico, California, 95926. The Company leases the space pursuant to a lease expiring on July 31, 2001.


ITEM 3. LEGAL PROCEEDINGS.

        The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        The Company's Common Stock is not listed on any stock exchange or quoted on the NASDAQ and there is no established public trading market for the Company's Common Stock. The Company is aware that Van Kasper & Company located at 600 California Street, Suite 1700, San Francisco, California 94108, and Hoefer & Arnett, Incorporated located at 353 Sacramento Street, 10th Floor, San Francisco, California 94111, handle trades in the Company's Common Stock. Trades may be reported on the OTC Bulletin Board under the symbol "RDDB."

        The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information provided by Van Kasper & Company. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

                                            Sales Price Per Share
                                        ------------------------------
                Quarter Ended:             High        Low      Volume
                --------------          ---------   ---------   ------
                March 31, 1997          $   10.67   $   10.67    2,175
                June 30, 1997           $   10.67   $   10.67   32,280
                September 30, 1997      $   10.83   $   10.33   19,914
                December 31, 1997       $   11.42   $   10.00   26,223

                March 31, 1998          $   11.33   $   10.67    4,440
                June 30, 1998           $   11.42   $   10.75      648
                September 30, 1998      $   16.00   $   16.00      426
                December 31, 1998       $   17.50   $   17.50    1,288


        On October 22, 1998, the Company paid a $.50 per share cash dividend to shareholders of record on October 1, 1998. On October 22, 1997, the Company paid a $.33 per share cash dividend to shareholders of record as of October 1, 1997, and on October 22, 1996, the Company paid a $.25 per share cash dividend to shareholders of record as of October 1, 1996. For restrictions on the Company's ability to pay dividends, see "Business- Supervision and Regulation-Supervision and Regulation of Bank Holding Companies" and "Business-Supervision and Regulation-Restrictions on Dividends and Other Distributions."

        As of March 1, 1999, there were approximately 298 holders of record of the Company's Common Stock.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected condensed consolidated financial data set forth below for the five years ended December 31, 1998, have been derived from the Company's audited financial statements. The selected condensed consolidated financial data set forth below as of December 31, 1996, 1995 and 1994, and for the two years ended December 31, 1995, have been derived from the Company's historical financial statements not included in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and notes thereto, included elsewhere in this report.

                                                            YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------
                                  1998              1997              1996              1995              1994
                                --------          --------          --------          --------          --------
                                                        (dollars in thousands, except share data)
STATEMENTS OF INCOME:

Total Interest Income           $ 16,322          $ 15,764          $ 15,565          $ 15,122          $ 11,292

Net Interest Income               10,436             9,430             8,767             8,740             6,966

Provision for Loan Losses            500             1,024             2,160             1,045               655

Total Other Income                 2,539             2,364             2,008             1,698               843

Net Income                         4,054             3,658             2,615             2,931             2,158

BALANCE SHEETS:

Total Assets                     216,085           204,879           192,389           185,995           156,829

Total Loans                      148,202          $113,410           111,353           115,668           104,939

Allowance for Loan and
Lease Losses (ALLL)               (3,235)           (2,819)           (2,294)           (2,053)           (1,730)

Total Deposits                   188,621           180,673          $171,368           166,869           140,824

Shareholders' Equity            $ 24,654          $ 21,825          $ 19,180          $ 17,266          $ 14,411

PERFORMANCE RATIOS:

Return on Average Assets            1.98%             1.83%             1.35%             1.74%             1.50%

Return on Average Equity           18.04%            18.27%            14.41%            18.45%            15.69%

Dividend Payout                    33.18%            24.62%            25.83%            23.04%            26.08%

Average Equity to
Average Assets                     10.97%            10.03%             9.35%             9.42%             9.58%

Tier 1 Risk-Based
Capital Ratio - Bank               14.33%            14.91%            13.70%            13.40%            13.25%

Total Risk-Based Capital
Ratio - Bank                       15.58%            16.16%            14.90%            14.60%            14.45%

Net Interest Margin                 5.57%             5.20%             4.96%             5.62%             5.21%

Earning Assets to Total Assets     91.48%            90.90%            91.10%            92.30%            93.10%

Nonperforming Assets to
Total Assets                         .49%              .50%             3.63%             1.64%              .96%

Annualized Net Charge-offs           .06%              .44%             1.64%              .64%              .05%

ALLL to Total Loans                 2.18%             2.49%             2.06%             1.77%             1.65%

Nonperforming Loans to ALLL        30.54%            23.90%            99.10%           137.40%            84.50%

SHARE DATA:

Common Shares
Outstanding (in
thousands)                         2,690             2,684             2,700             2,700             2,700

Book Value Per Share            $   9.12          $   8.13          $   7.10          $   6.39          $   5.34

Basic Earnings Per Share        $   1.51          $   1.36          $   0.97          $   1.08          $   0.80

Diluted Earnings Per Share      $   1.42          $   1.35          $   0.97          $   1.08          $   0.80

Cash Dividends Per Share        $   0.50          $   0.33          $   0.25          $   0.25          $   0.21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. All statements other than statements of historical fact included in the following discussion are forward-looking statements within the meaning of the Exchange Act. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading "Risk Factors That May Affect Results" and elsewhere in this report. The Company's future results and shareholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values, including those discussed under the heading "Risk Factors That May Affect Results," are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this report, even if new information, future events or other circumstances have made them incorrect or misleading.

GENERAL

        The Company is a bank holding company with its principal offices in Redding, California. The Company engages in a general commercial banking business in Redding and the counties of Butte, El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County to be the Company's major market area. The Company conducts its business through the Bank, its principal subsidiary. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, and telephone transfers. The primary focus of the Company is to provide service to the business and professional community of its major market area including Small Business Administration ("SBA") loans, and payroll and accounting packages and billing programs. The Company does not offer trust services or international banking services and does not plan to do so in the near future.

        The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services and merchant credit card processing services.

        Management considers the business of the Company to be divided into two segments: (i) commercial banking and (ii) credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Merchant Services Agreement and the Bank's agreement to provide credit and debit card processing services for merchants solicited by the Bank who accept credit and debit cards as payments for goods and services.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        Net income for the year ended December 31, 1998, was $4.05 million, representing an increase of $397,000, or 10.9%, over net income of $3.66 million for the year ended December 31, 1997. The increase in net income is principally attributable to management's efforts to reduce the Bank's lower yielding investments and increase loans, and, to a lesser extent, an increase in overall credit quality, all of which resulted in increased net interest income and noninterest income and a reduction in the provision for loan losses of $524,000.

        YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        Net income for the year ended December 31, 1997, was $3.66 million, representing an increase of $1.04 million, or 40%, over net income of $2.62 million for the year ended December 31, 1996. The increase in net income was primarily the result of an increase in net interest income of $663,000 and noninterest income of $356,000 and a reduction in the provision for loan losses of $1,136,000, which were partially offset by an increase in noninterest expense of $434,000 required to support asset and loan growth. As a result of the increase in net income before taxes, the provision for taxes was increased to $678,000 for 1997.

NET INTEREST INCOME

        The primary source of income for the Bank is derived from net interest income, which is the difference between the interest earned from loans and investments less the interest paid on deposit accounts and borrowings. Net interest income increased from $8.77 million in 1996 to $9.43 million in 1997, and to $10.4 million in 1998, representing a 7.6% increase in 1997 over 1996, and a 10.7% increase in 1998 over 1997. Net interest income increases in 1998 over 1997 were primarily the result of loan growth, which increased the volume of earning assets and improved the Bank's interest income through reinvestment of maturing securities into higher yielding loans.

        Total interest expense decreased from $6.80 million in 1996 to $6.33 million in 1997, and to $5.89 million in 1998, representing a 6.8% decrease in 1997 over 1996 and a 7.1% decrease in 1998 over 1997. The decrease in total interest expense in 1997 was primarily due to an $8.2 million reduction in higher yielding certificates of deposit, and, to a lesser extent, a lower cost of funds brought about by an increase in demand deposits. The decrease reflects management's implementation of a plan to reposition the balance sheet by decreasing higher yielding certificates of deposit and increasing demand deposits through the development of an officer sales program. The decrease in total interest expense in 1998 is primarily attributable to a decline in the average volume of the Bank's interest bearing liabilities and the decline in interest rates generally.

        The Company's net interest margin (net interest income divided by average earning assets) was 4.96% in 1996, 5.20% in 1997 and 5.57% in 1998. The increases in the Company's net interest margin from 1996 to 1997 and 1997 to 1998 were attributable to the growth and change in mix of earning assets, which was funded by growth of both interest-bearing and noninterest-bearing demand deposits. These increases in the net interest margin were primarily the result of (i) the overall growth and change in mix in the loan and investment portfolios, which increased the yield on interest-earning assets, and, to a lesser extent, (ii) the growth in noninterest-bearing demand deposits, which increased earning assets without a corresponding increase in interest-bearing liabilities and (iii) declining rates paid on interest-bearing deposits.

        The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID

                                         YEAR ENDED DECEMBER 31,


                                          1998                           1997                                1996
                             ---------------------------   ------------------------------     -----------------------------------
                              Average             Yield/   Average                 Yield/     Average                      Yield/
                              Balance   Interest   Rate    Balance       Interest   Rate      Balance         Interest     Rate
                             --------   --------  ------   --------      --------  ------     --------        --------     ------
                                                                  (dollars in thousands)
Earning Assets
Portfolio Loans(1)           $130,454   $13,030    9.99%   $113,030      $ 11,519   10.19%    $117,021         $12,023     10.27%

Tax Exempt Securities           9,116       406    4.45%      6,142           292    4.75%       7,960             367      4.61%
US Government Securities       35,833     2,267    6.33%     47,583         3,009    6.32%      36,982           2,320      6.27%
Federal Funds Sold              9,511       455    4.77%     10,825           569    5.26%      11,693             602      5.15%
Other Securities                2,486       164    6.60%      3,875           375    9.68%       3,276             253      7.72%
                             --------   -------    ----    --------      --------   -----     --------         -------     -----
Average Earning Assets       $187,400   $16,322    8.71%    181,455      $ 15,764    8.69%    $176,932         $15,565      8.80%
                                        -------                          --------                              -------
Cash and Due From Banks      $  9,860                      $ 10,149                           $  8,317
Bank Premises                   5,688                         5,781                              5,975
Other Assets                    1,897                         2,211                              2,899
                             --------                      --------                           --------
Average Total Assets         $204,845                      $199,596                           $194,123
                             ========                      ========                           ========
Interest-Bearing
Liabilities
Demand Interest-Bearing      $ 42,185  $    791    1.88%   $ 42,911      $    857    2.00%    $ 35,887         $   814      2.27%
Savings Deposits               12,717       349    2.74%     11,802           343    2.91%      10,749             317      2.95%
Certificates of Deposit        87,805     4,746    5.41%     88,701         5,134    5.79%      96,979           5,667      5.84%
                             --------   -------    ----    --------      --------             --------         -------
                              142,707     5,886    4.12%    143,414         6,334    4.42%     143,615           6,798      4.73%
                                                                         --------                              -------

Demand Noninterest
Bearing                        37,315                        34,299                             30,542
Other Liabilities               2,353                         1,864                              1,818
Shareholder's Equity           22,470                        20,019                             18,148
                             --------                      --------                           --------
Average Liabilities and
Shareholders' Equity         $204,845                      $199,596                           $194,123
                             ========                      ========                           ========

Net Interest Income and
Net Interest Margin                     $10,436    5.57%                 $  9,430    5.20%                     $ 8,767      4.96%
                                                                         ========                              =======

---------

(1) Interest income on loans includes fee income of $562,000, $423,000 and $686,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Company's average total assets increased from $194.1 million in 1996 to $199.6 million in 1997, and to $204.8 million in 1998, representing a 2.8% increase in 1997 over 1996 and a 2.6% increase in 1998 over 1997. In 1997, the Company's average loan portfolio decreased by $4.0 million while the investment portfolio increased by $8.5 million, reflecting management's efforts to improve asset quality rather than increase new loan production.

In addition, the Company's average noninterest-bearing demand deposits increased from $34.3 million in 1997 to $37.3 million for 1998, representing an 8.1% increase, as a result of expansion of the Bank's commercial banking activities and merchant processing services on both a local and national level.

        In late 1997 and early 1998, the Company increased loan production by hiring additional loan officers. As a result, average loans for 1998 increased by $17.4 million, or 15.4%, over 1997. The increase has been funded through maturities and sales of available-for-sale securities, increased earnings and an increase in the Company's average demand deposits.

        The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN NET INTEREST INCOME



                                                    YEAR ENDED
                              1998 OVER 1997                         1997 OVER 1996
                            --------------------      -------      --------------------
                             Volume       Rate         Total       Volume        Rate         Total
                            -------      -------      -------      -------      -------      -------
Increase (Decrease)                                  (dollars in thousands)
in Interest Income

Portfolio Loans             $ 1,740      $  (229)     $ 1,511      $  (407)     $   (97)     $  (504)
Tax Exempt Securities           132          (18)         114          (86)          11          (75)

US Government
Securities                     (744)           3         (741)         670           19          689
Federal Funds Sold              (63)         (52)        (115)         (46)          13          (33)
Other Securities                (92)        (119)        (211)          58           64          122
                            -------      -------      -------      -------      -------      -------
Total Increase/
(Decrease)                      973         (415)         558          189           10          199
                            -------      -------      -------      -------      -------      -------
Increase (Decrease) in
Interest Expense

Demand Interest
Bearing                         (14)         (52)         (66)         140          (97)          43
Savings Deposits                 25          (19)           6           30           (5)          25
Certificates of Deposit         (48)        (340)        (388)        (478)         (54)        (532)
                            -------      -------      -------      -------      -------      -------
Total Increase/
(Decrease)                      (37)        (411)        (448)        (308)        (156)        (464)
                            -------      -------      -------      -------      -------      -------
Net Increase/
(Decrease)                  $ 1,010      $    (4)     $ 1,006      $   497      $   166      $   663
                            =======      =======      =======      =======      =======      =======

NONINTEREST INCOME

        The Company's noninterest income consists primarily of service charges on deposit accounts and processing fees for merchants who accept credit and debit cards as payment for goods and services. Noninterest income also includes ATM fees earned at various locations. For the year ended December 31, 1998, noninterest income represented 16.2% of the Company's revenues. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source.

        Total noninterest income increased from $2.01 million in 1996 to $2.36 million in 1997, and to $2.54 million in 1998, representing a 17.7% increase in 1997 over 1996 and a 7.4% increase in 1998 over 1997. The increases in noninterest income in 1997 and 1998 were primarily the result of expansion of the Bank's merchant processing services on both a local and national level and, to a lesser extent, an increase in ATM fees earned at various locations.

        MERCHANT PROCESSING SERVICES INCOME

        Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI, a nonbank merchant credit card processor, and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. As of December 31, 1998, the CSI portfolio consisted of 40,000 merchants.

        The Merchant Services Agreement was renewed in 1997 for a period of four years which expires on April 1, 2001, and will automatically renew for additional four year periods unless terminated in advance of the renewal period by CSI or the Bank upon 30 days prior written notice. In the event the Merchant Services Agreement is not renewed by the Bank, CSI may transfer the merchants to another financial institution.

        The Merchant Services Agreement provides for indemnification of the Bank by CSI against losses incurred by the Bank in connection with either the processing of credit/debit card transactions for covered merchants or any alleged violations by CSI of the Card Association Rules. CSI is required to maintain a merchant specific reserve of approximately $6.8 million as well as a general reserve equal to .25% of the net monthly processing volume. These reserves are held in accounts with the Bank with activity authorized only by certain Bank personnel. The Bank has been granted a security interest in the reserve accounts to secure CSI's obligations under the Merchant Services Agreement.

        The ability of the Bank to increase the level of fee income currently being generated by merchant processing relationships is limited. Under the Card Association Rules, the fees that can be charged on monthly credit card sales above $93 million are significantly less than the fees that can be charged on monthly credit card sales below $93 million and the Bank has recently reached this $93 million threshhold. Further, the Visa(R) bylaws limit the amount of quarterly Visa(R) credit card sales that the Bank may process to four times the Bank's equity capital unless additional collateral is pledged by the Bank. The Company's ability to sustain or increase fee income from merchant processing relationships is also affected by other factors, some of which are beyond the Company's control, such as (i) competition from other banks, ISOs and other nonbank processors, (ii) continuation of the requirement that ISOs and other nonbank processors access the Visa(R) and MasterCard(R) payment system through banks, (iii) the ability to avoid potential losses through various contractual methods including indemnification by the ISO, reserve balances controlled by the Bank and insurance, and (iv) the ability to continue to grow both locally and nationally.

        In 1995, the Company established a sales team to provide merchant processing services to merchants in its major market area and, as of December 31, 1998, the Bank had 793 merchants in its portfolio. The income generated from the Bank's local merchant portfolio is substantially less than that generated from the CSI portfolio because of the lower volume of transactions. Contract deposit relationships with the merchants in the Bank's portfolio and CSI represented approximately 3.5% of the Bank's total deposits as of December 31, 1998.

        Merchant processing services income, net of processing costs, was $1.57 million, $1.78 million and $1.73 million in 1996, 1997 and 1998, respectively, representing an increase of 13.4% from 1996 to 1997 and a decrease of 2.8% from 1997 to 1998. The increase in merchant processing services income from 1996 to 1997 is attributable to growth in the number of merchants for whom the Bank provides processing services and the related increase in volume of transactions processed. The decrease in merchant processing services income from 1997 to 1998 is primarily attributable to increased processing costs and the Bank reaching the $93 million threshold for monthly Visa(R) transactions processed, at which point fee income significantly declines.

The following table sets forth a summary of noninterest income for the periods indicated.

                                                YEAR ENDED DECEMBER 31,
                                          1998           1997           1996
                                         -------        -------        -------
Noninterest Income:                              (dollars in thousands)
Service Charges                          $   215        $   212        $   187

Other Income                                 503            370            311
Gain (Loss) on Sale of Investment
Securities                                    93              5            (58)
Credit Card Service Income                 1,728          1,777          1,568
                                         -------        -------        -------
Total Noninterest Income                 $ 2,539        $ 2,364        $ 2,008
                                         =======        =======        =======


NONINTEREST EXPENSE

        Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expense and other operating expenses. Noninterest expense increased from $4.55 million in 1996 to $4.98 million in 1997, and to $5.98 million in 1998, representing an increase of $434,000, or 9.5% in 1997 over 1996, and an increase of $992,000, or 19.9% in 1998 over 1997. The increase in noninterest expense from 1996 to 1997 and 1997 to 1998 was primarily the result of growth in the Company's loan portfolio and earning assets. The increase in noninterest expense from 1997 to 1998 was also attributable to the expenses related to the Company's decision to register its Common Stock under the Exchange Act in order to increase shareholder liquidity.

        The following table sets forth a summary of noninterest expense for the periods indicated.



                                                YEAR ENDED DECEMBER 31,
                                          1998           1997           1996
                                         -------        -------        -------
Noninterest Expense:                             (dollars in thousands)
Salaries and Benefits                    $ 3,422        $ 3,024        $ 2,754
Occupancy and Equipment                      838            796            814
FDIC Assessments                              26             41              7
Data Processing and Professional
Services                                     360            283            256
Stationery and Supplies                      173            161            128
Postage                                       78             83             85
Other Expense                                875            449            370
Directors' Expense                           203            146            135
                                         -------        -------        -------
Total Noninterest Expense                $ 5,975        $ 4,983        $ 4,549
                                         =======        =======        =======


INCOME TAXES

        The Company's provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities. Increases and decreases in the provision for taxes reflect changes in the Company's net income before tax.

        The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                           YEAR ENDED DECEMBER 31,
                                1998                 1997                1996
                              --------             --------             --------
                                           (dollars in thousands)
Tax Provision                 $  2,446             $  2,129             $  1,451
Effective Tax Rate                37.6%                36.8%                35.7%


        Increases in the Company's tax provision from 1996 to 1997 and from 1997 to 1998 are primarily attributable to increases in the Company's net income.

ASSET QUALITY

        The Company concentrates its lending activities primarily within Shasta County, California, the location of the Bank's two full service branches. The Company also makes loans to borrowers in Butte, El Dorado, Placer, Sacramento and Tehama counties through its loan production offices.

        The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral.

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:


                                                                   AS OF DECEMBER 31,
                                          1998           1997            1996            1995            1994
                                       ---------       ---------       ---------       ---------       ---------
                                                                 (dollars in thousands)
Commercial and Financial Loans         $  46,890       $  41,432       $  37,592       $  36,248       $  31,967
Real Estate - Construction                29,470          16,393          32,474          42,784          40,746
Real Estate - Commercial Mortgage         69,742          54,533          40,067          35,299          31,090
Installment Loans                            298              72             241              69             489
Other                                      2,225           1,274           1,284           1,699           1,077
                                       ---------       ---------       ---------       ---------       ---------
                                         148,625         113,704         111,658         116,099         105,369

Less:
Deferred Loan Fees and Costs                (423)           (294)           (305)           (430)           (430)
Allowance for Loan Losses                 (3,235)         (2,819)         (2,294)         (2,053)         (1,730)
                                       ---------       ---------       ---------       ---------       ---------
Total Net Loans                        $ 144,967       $ 110,591       $ 109,059       $ 113,615       $ 103,210
                                       =========       =========       =========       =========       =========


        The Company's practice is to place an asset on nonaccrual status when one of the following events occurs: (i) any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition.

        Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:


                                                           As of December 31,
                                         ------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                         ------      ------      ------      ------      ------
                                                         (dollars in thousands)
Nonaccrual loans                         $  942      $  500      $1,734      $3,381      $1,169

90 days past due and still accruing          46         173         540         347         293

Restructured loans in compliance
   with modified terms                       --          --       2,450          --          --

Other real estate owned                      66         352       2,268         229          38

        As a result of the increase in the level of nonperforming assets at the end of 1995 and 1996, management directed its attention to reducing the level of nonperforming assets through intensified collection and rehabilitation efforts and charge-offs of $1,269,287 in 1996 and $426,879 in 1995. As a result, the Company did not experience loan growth during this period and deposit growth was directed into investment assets. During the fourth quarter of 1997, management believed that there had been sufficient improvement in asset quality as evidenced by a reduction in charge-offs and a decrease in nonperforming assets to warrant expansion of the Bank's loan origination activities, which was effected by increasing the number of loan officers.

        The Company's nonaccrual loans decreased from $1.73 million in 1996 to $500,000 in 1997 primarily as a result of an increase in collection and liquidation efforts in 1997 and the overall quality of the Company's loan portfolio. Nonaccrual loans increased to $942,000 in 1998 as a result of one loan which is secured by real estate and equipment.

        Other real estate owned ("OREO") decreased to $352,000 in 1997 from $2.26 million in 1996, and at December 31, 1998, consisted of one property totaling $66,000. Reductions in OREO balances are attributable to sales of OREO in 1997 and 1998.

        The Company assigns all loans a credit risk rating and monitors ratings for accuracy. The aggregate credit risk ratings are used to determine the allowance for loan losses. The Company employs a credit review officer that reports directly to the Audit Committee of the Board of Directors. The credit review officer has the authority to initiate a change in individual credit risk ratings as deemed appropriate. This enables management to effect corrective actions when necessary.

        The following table sets forth the maturity distribution of the Company's commercial and real estate loans outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, are due within the periods indicated.



                                               After One
                                    Within      Through        After
                                   One Year    Five Years    Five Years     Total
                                   --------    ----------    ----------    -------
                                                (dollars in thousands)
Commercial Loans                    $14,873      $19,319      $12,698      $46,890
Real Estate
Construction Loans                   18,509        9,956        1,005       29,470
                                    -------      -------      -------      -------
  Total                             $33,382      $29,275      $13,703      $76,360
                                    =======      =======      =======      =======

Loans due after one year with:
Fixed Rates                                      $ 9,961      $ 9,894      $19,855
Variable Rates                                    19,314        3,809       23,123
                                                 -------      -------      -------
  Total                                          $29,275      $13,703      $42,978
                                                 =======      =======      =======


ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

        In determining the amount of the Company's ALLL, management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALLL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in risk.

        The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALLL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of (i) economic conditions,
(ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

        The ALLL is a general reserve available against the total loan portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's ALLL. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

        Because the principal factor effecting the adequacy of the ALLL is the credit risk rating factor, the Bank does not allocate the ALLL by loan category. The Bank's principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The primary sources of repayment of the Bank's commercial loans are the borrower's conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic and appropriate adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Bank's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and periodic reviews by a consultant of the Bank's credit administration policies.

        The principal source of repayment of the Bank's real estate construction loans is the sale of the underlying collateral or the availability of permanent financing from the Bank or another lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower's equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns. The Bank manages its credit risk associated with real estate construction lending by establishing maximum loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Bank requires a loan-to-value ratio of not more than 80% on single family residential construction loans.

        The principal source of repayment of the Bank's real estate mortgage loans is the Borrower's operating cash flow. Similar to commercial loans, the principal factors affecting the Bank's risk of loss in real estate mortgage lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower's cash flow to loan repayment terms.

        The Bank's specific underwriting standards and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Bank's underwriting criteria are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The Bank's credit administration policies contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more owners of its corporate borrowers.

        The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

        The Bank's provision decreased to $500,000 in 1998 from $1.02 million in 1997 and $2.16 million in 1996. The reduction in the amount of the provision from 1996 to 1997, and from 1997 to 1998 is a direct result of the Company's ongoing efforts to increase the effectiveness of its collection efforts and the related decrease in net losses. Loans which are deemed to have a greater risk are managed in a more active manner to increase the likelihood that the Bank will receive payment in full. Greater emphasis on problem loan management has also reduced the Bank's overall level of higher risk rated credits.

        Net charge-offs were $84,000 or .06% of average loans during 1998. Net charge-offs were $499,000 or .44% of average loans during 1997. During 1996, the Company experienced net charge-offs of $1.92 million or 1.64% of average loans. The decrease in net charge-offs in 1998 as compared to 1997 and 1996 resulted primarily from improved credit quality of the overall loan portfolio. Management does not believe there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed. The Company expects net charge-offs to be approximately $300,000 in 1999. Actual charge-offs in 1999 may differ materially.

        The following table summarizes the activity in the ALLL reserves for the periods indicated.


                                               YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------
                           1998          1997            1996          1995           1994
                         -------        -------        -------        -------        -------
                                               (dollars in thousands)
Beginning Balance:       $ 2,819        $ 2,294        $ 2,053        $ 1,730        $ 1,128

Provision for ALLL           500          1,024          2,160          1,045            655

Charge-offs:
 Commercial                 (139)          (393)        (1,074)          (510)           (54)
 Real Estate                 (54)          (209)          (916)          (273)           (18)
 Other                       (16)            (3)            --             --             --
                         -------        -------        -------        -------        -------
Total Charge-offs           (209)          (605)        (1,990)          (783)           (72)
                         -------        -------        -------        -------        -------
Recoveries:
 Commercial                  114             60             37             61             16
 Real Estate                  11             46             34             --              3
                         -------        -------        -------        -------        -------
Total Recoveries:            125            106             71             61             19
                         -------        -------        -------        -------        -------
Ending Balance           $ 3,235        $ 2,819        $ 2,294        $ 2,053        $ 1,730
                         =======        =======        =======        =======        =======

ALLL to Total Loans         2.18%          2.49%          2.06%          1.77%          1.65%

Net Charge-offs to
average loans                .06%           .44%          1.64%           .64%           .05%


INVESTMENT PORTFOLIO

        At the time of purchase of an investment security, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity.

        Investment securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as accumulated other comprehensive income, a separate component of shareholders' equity. Gain or loss on sale of investment securities is based on the specific identification method.

        The following table summarizes the contractual maturities of the Company's investment securities available-for-sale at their amortized cost basis and their weighted average yields at December 31, 1998. The yield on tax exempt obligations of state and political subdivisions has not been computed on a tax equivalent basis.

                                          Within               After One              After Five
                                         One Year          Through Five Years      Through Ten Years              Total
                                  ------------------      -------------------     ------------------        -------------------
                                  Amount       Yield      Amount        Yield     Amount       Yield        Amount       Yield
                                  -------      -----      -------       -----     ------       -----        -------      ------
                                              (dollars in thousands)
U.S. Government and Agencies      $12,005      5.93%       $2,504       6.24%         --          --        $14,509       6.08%
Obligations of State and
  Political Subdivisions            1,164      4.16%        4,059       4.12%        632        4.85%         5,855       4.37%
Other Bonds                         3,964      5.19%           --         --          --          --          3,964       5.58%
                                  -------      ----       -------       ----      ------       -----        -------       ----
Total                             $17,133      5.59%       $6,563       5.44%       $632        4.85%       $24,328       5.43%
                                  =======      ====       =======       ====      ======       =====        =======       ====


        Investment securities held-to-maturity at December 31, 1998, consisted solely of mortgage-backed securities with a remaining contractual maturity greater than ten years and a weighted average yield of 6.81%.

        The following table summarizes the book value of the Company's investment securities held on the dates indicated.

                                            DECEMBER 31,
                                  ---------------------------------
                                   1998         1997         1996
                                  -------      -------      -------
                                        (dollars in thousands)
U.S. Government and Agencies      $14,509      $36,968      $41,432
Municipal Obligations             $ 5,855      $10,525      $ 6,529
Corporate and Other Bonds         $12,002      $17,081      $ 3,944
                                  -------      -------      -------
Total                             $32,366      $64,574      $51,905
                                  =======      =======      =======


DEPOSIT STRUCTURE

        The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts.

        The following table sets forth the distribution of the Company's average daily deposits for the periods indicated.

                                                   YEAR ENDED DECEMBER 31,
                                     1998                    1997                    1996
                             --------------------    --------------------    --------------------
                              Amount         Rate     Amount         Rate    Amount          Rate
                             -------         ----    -------         ----    -------         ----
                                                    (dollars in thousands)
NOW Accounts                 $26,423         1.87%   $23,554         1.99%   $19,536         2.14%
Savings Accounts             $12,717         2.74%   $11,802         2.91%   $10,749         2.95%
Money Market Accounts        $15,762         1.94%   $19,357         2.06%   $16,351         2.38%
Certificates of Deposit      $87,805         5.41%   $88,701         5.79%   $96,979         5.84%

        The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more at December 31, 1998 (dollars are in thousands).

                        3 months or less                    $16,434
                        Over 3 through 6 months             $ 9,802
                        Over 6 through 12 months            $ 9,965
                        Over 12 months                      $ 6,074
                                                            -------
                        Total                               $42,275
                                                            =======


LIQUIDITY

        The purpose of liquidity management is to ensure efficient and economical funding of the Bank's assets consistent with the needs of the Bank's depositors and, to a lesser extent, shareholders. Liquidity management is not effected by formally monitoring the cash flows from operations, investing and financing activities as described in the Company's statement of cash flows, but rather through an understanding of depositor and borrower needs. As loan demand increases, the Bank can use asset liquidity from maturing investments along with deposit growth to fund new loans. As loan demand decreases or loans are paid off, investment assets can absorb excess funds or deposit rates can be decreased to deal with excess liquidity. Thus, there is some correlation between the Bank's financing activities associated with deposits and investing activities associated with lending.

        With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal funds sold, investment securities available-for-sale and principal and interest payments on loans. With respect to liabilities, the Company's core deposits, shareholders' equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

        Because estimates of the Bank's liquidity needs may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $51.3 million, or 23.83% of total assets, at December 31, 1998, and $74.11 million, or 36.2% of total assets, at December 31, 1997, compared to $68.63 million or 35.67% of total assets, at December 31, 1996. The Company expects that its primary source of liquidity will be supported by the earnings of the Company and the acquisition of core deposits. Core deposits totaled $146.3 million and $143.6 million at December 31, 1998, and 1997, respectively.

CAPITAL ADEQUACY

        Capital adequacy is a measure of the amount of capital needed to sustain asset growth and act as a cushion for losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive. Historically, capital has been generated principally from the retention of earnings, net of cash dividends.

        Overall capital adequacy is monitored on a day-to-day basis by the Company's management and reported to the Company's Board of Directors on a monthly basis. The Bank's regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity) and "Tier 2" capital (defined as principally comprising the qualifying portion of the ALLL). The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.

        The following table sets forth the Bank's capital ratios as of December 31, 1998, and 1997.

                                             DECEMBER 31, 1998   DECEMBER 31, 1997
                                             -----------------   -----------------
Total Risk-Based Capital                          15.58%               16.16%
Tier 1 Capital to Risk-Based Assets               14.33%               14.91%
Tier 1 Capital to Average Assets                  10.95%               10.41%
(Leverage ratio)


        The declines in the Bank's risk-based capital ratios as of December 31, 1998, compared to December 31, 1997, are principally the result of growth in the Bank's loan portfolio, which requires greater percentages of capital than investment securities under the risk-based capital standards.

IMPACT OF INFLATION

        Inflation affects the Company's financial position as well as its operating results. It is management's opinion that the effects of inflation on the financial statements have not been material.

YEAR 2000

        The "Year 2000 issue" relates to the fact that many computer programs use only two digits to represent a year, such as "98" to represent "1998," which means that in the Year 2000 such programs could incorrectly treat the Year 2000 as the year 1900. This issue has grown in importance as the use of computers and microchips has become more pervasive throughout the economy, and interdependencies between systems have multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be materially and adversely affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, phone system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are adversely impacted by their internal systems or those of their customers or suppliers. Failure of the Company to complete testing and renovation of its critical systems on a timely basis could have a material adverse effect on the Company's financial condition and results of operations, as could Year 2000 problems faced by others with whom the Company does business.

        Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Bank examiners are also required to assess the soundness of a bank's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities.

        The Company has a written plan to address the Company's risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC'S five-step program consists of five phases: awareness, assessment, renovation, validation and implementation. In the awareness phase, which the Company has completed, the Year 2000 problem is defined and executive level support for the necessary resources to prepare the Company for Year 2000 compliance is obtained. In the assessment phase, which the Company has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed. Although the awareness and assessment phases are completed, the Company continues to evaluate new issues as they arise. In the renovation phase, which the Company has substantially completed, the required incremental changes to hardware and software components are being made. In the validation phase, which the Company has also substantially completed, the hardware and software components are tested.

        The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified 14 vendors and 58 software applications which management believes are material to the Bank's operations. Based on information received from its vendors and testing results, the Company believes approximately 79% of such vendors are Year 2000 compliant as of December 31, 1998. Testing of the critical system applications for the core banking product provided by the Company's primary vendor was completed and the results verified during November and December 1998. The core banking product includes software solutions for general ledger, accounts payable, automated clearing house, certificates of deposit and individual retirement accounts, commercial, mortgage and installment loans, checking and savings accounts, proof of deposit applications and ancillary support products.

        The Company has identified three vendors which the Company does not believe are fully Year 2000 compliant as of December 31, 1998. Each of these vendors has advised the Company that it has completed the evaluation and renovation stages of Year 2000 compliance and is scheduled to begin implementation and validation in January 1999 and to complete the final validation phase by June 30, 1999.

        The Company is also making efforts to ensure that its customers, particularly its significant customers, are aware of the Year 2000 problem. The Company has sent Year 2000 correspondence to the Bank's significant deposit and loan customers. A customer of the Bank is deemed significant if the customer possesses any of the following characteristics:

-       Total indebtedness to the Bank of $750,000 or more.

-       Credit risk rating of five (substandard) or higher.

- The customer's business is dependent on the use of high technology and/or the electronic exchange of information.

- The customer's business is dependent on third party providers of data processing services or products.

- An average ledger deposit balance greater than $50,000 and more than 12 transactions during a month.

        The Company has amended its credit authorization documentation to include consideration of the Year 2000 problem. The Company assesses its significant customer's Year 2000 readiness and assigns the customer an assessment of "low," "medium" or "high" risk. Risk evaluation of the Bank's significant customers was substantially completed by December 31, 1998. Any depositor determined to have a high risk is scheduled for an evaluation by the Bank every 90 days until the customer can be assigned a low risk assessment. Any depositor determined by the Bank to have medium risk is scheduled for a follow-up evaluation by March 31, 1999.

        Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company has developed a contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual processing of information for critical information technology systems and increased cash on hand. The contingency plans are expected to be completed by March 31, 1999, after which the appropriate implementation training is scheduled to take place.

        As of December 31, 1998, the Company has incurred approximately $200,000 in Year 2000 costs, which have been expensed as incurred. Year 2000-related costs have been funded from the continuing operations of the Company and, as of December 31, 1998, have constituted approximately 22% of the Company's information systems budget for 1998. The Company estimates that its costs to complete Year 2000 compliance will be approximately $100,000. This estimate includes the cost of purchasing hardware and licenses for software programming tools, the cost of the time of internal staff and the cost of consultants. The estimate does not include the time that internal staff are devoting to testing programming changes. Testing is not expected to add significant incremental costs. Certain information system projects at the Company have been deferred as a result of the Company's Year 2000 compliance efforts. However, these deferrals are not expected to have a material effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the fair market value of interest earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Because the Company's interest-bearing liabilities and interest-earning assets are with the Bank, the Company's interest rate risk exposure is in connection with the Bank's operations. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Company does not own any trading assets. See "-Asset Quality."

        The fundamental objective of the Company's management of its assets and liabilities is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company's management. The Company manages its exposure to interest rate risk through adherence to maturity, pricing and asset mix policies and procedures designed to mitigate the impact of changes in market interest rates. The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.

        The formal policies and practices adopted by the Bank to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 basis points.

        The following table sets forth, as of December 31, 1998, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the GAP between repricing earning assets and interest-bearing liabilities, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

                                          3 Months to One   One to Five
                         Within 3 Months        Year           Years      Five Plus Years      Total
                         ---------------  ---------------   -----------   ---------------    --------
                                                    (dollars in thousands)
EARNING ASSETS:
Investment Securities:
  Held-to-Maturity          $      0          $      0        $      0        $  8,038       $  8,038
  Available-for-Sale          10,118             7,015           7,063             323         24,519
Federal Funds Sold            16,790                 0               0               0         16,790
Net Loans                     69,351             9,806          27,711          38,099        144,967
                            --------          --------        --------        --------       --------
Total Earning Assets        $ 96,259          $ 16,821        $ 34,774        $ 46,460       $194,314
                            ========          ========        ========        ========       ========
INTEREST-BEARING
LIABILITIES:
Demand Deposits               42,810                 0               0               0         42,810
Savings Deposits                   0            13,083               0               0         13,083
Time Deposits                 49,585            31,647          11,787               0         93,019
                            --------          --------        --------        --------       --------
Total Interest-Bearing
Liabilities                 $ 92,395          $ 47,611        $ 11,787        $      0       $148,912
                            ========          ========        ========        ========       ========
GAP                            3,864           (27,909)         22,987          46,460         45,402
Cumulative GAP                 3,864           (24,045)         (1,058)         45,502
RSA/RSL                         1.04               .38            2.95              --           1.30
Cumulative GAP to
Total Earning Assets            1.79%           (11.13%)         (0.49%)         21.01%


        Because of the Bank's capital position and noninterest-bearing demand deposit accounts, the Bank is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company's net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company's net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Bank is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. This effect is partially offset in the short-term by the fact that the Company is liability sensitive through the cumulative GAP period of one year or less. During a period of declining rates, such liabilities may be repriced to provide a short-term advantage to the Company; however, this benefit may not be sustainable over the long-term.

        To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 1998, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $543,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 1997, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $369,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from year to year is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

        The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the annual net interest income of the Bank. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and
(iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ when actual customer and management behavior and ratios differ from the assumptions utilized by management in its model. In addition, the model has limited usefulness for the measurement of the effect on annual net interest income resulting from rate changes other than 100 basis points. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigates the impact of rate changes in excess of 100 basis points. The model's primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the Bank's mix and level of rate-sensitive assets and liabilities will have on the Company's net interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
Independent Auditors' Report................................................. 40
Independent Auditors' Report................................................. 41
Consolidated Balance Sheets as of
   December 31, 1998 and 1997................................................ 42
Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996.......................................... 43
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996.......................................... 44
Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996.......................................... 45
Notes to Consolidated Financial Statements for the years ended
   December 31, 1998, 1997 and 1996.......................................... 46

Deloitte & Touche LLP
400 Capitol Mall, Suite 2000
Sacramento, California 95814



INDEPENDENT AUDITORS' REPORT


The Board of Directors
Redding Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Redding Bancorp and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
Sacramento, California

January 22, 1999

KPMG LLP
400 Capitol Mall, Suite 800
Sacramento, California 95814



INDEPENDENT AUDITORS' REPORT


The Board of Directors
Redding Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Redding Bancorp and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
Sacramento, California

January 21, 1998, except as to the first paragraph of note 12, which is as of June 16, 1998

Consolidated Balance Sheets
December 31, 1998 and 1997
--------------------------------------------------------------------------------

ASSETS                                                                     1998              1997
                                                                       ------------      ------------
Cash and due from banks (note 3)                                       $ 10,010,339      $ 11,431,374
Federal funds sold                                                       16,790,000         6,900,000
Investment securities available-for-sale, at market (note 4)             24,518,750        55,780,926
Investment securities held-to-maturity, at cost (aggregate market
  value of $8,207,512 in 1998 and $9,081,482 in 1997) (note 4)            8,038,378         9,037,300
Loans, net of the allowance for loan losses of $3,234,837 in 1998
  and $2,819,039 in 1997 (note 5)                                       144,966,909       110,591,206
Bank premises and equipment, net (note 6)                                 5,603,739         5,842,379
Other assets (note 7)                                                     6,156,880         5,296,176
                                                                       ------------      ------------
TOTAL ASSETS                                                           $216,084,995      $204,879,361
                                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - noninterest bearing                                         $ 39,708,911      $ 40,069,672
  Demand - interest bearing                                              42,810,171        42,121,317
  Savings                                                                13,083,097        11,580,784
  Certificates of deposits (note 8)                                      93,018,519        86,901,502
                                                                       ------------      ------------
                                                                        188,620,698       180,673,275
Other liabilities (note 9)                                                2,810,420         2,381,501
                                                                       ------------      ------------
  Total liabilities                                                     191,431,118       183,054,776
                                                                       ------------      ------------

Commitments and contingencies (note 15)

Stockholders' equity (notes 11, 12, and 16):
  Common stock, no par value; 10,000,000 shares
    authorized; 2,690,103 shares issued and outstanding in 1998
    and 2,684,103 shares issued and outstanding in 1997                   4,713,957         4,561,821
  Retained earnings                                                      19,817,799        17,108,836
  Accumulated other comprehensive income, net of tax                        122,121           153,928
                                                                       ------------      ------------
    Total stockholders' equity                                           24,653,877        21,824,585
                                                                       ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $216,084,995      $204,879,361
                                                                       ============      ============


See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                               1998              1997              1996
                                                           ------------      ------------      ------------
Interest income:
  Interest and fees on loans                               $ 13,030,535      $ 11,519,475      $ 12,023,193
  Interest on tax exempt securities                             405,746           292,038           367,189
  Interest on U.S. government securities                      2,267,663         3,008,859         2,319,742
  Interest on federal funds sold                                454,515           568,784           601,798
  Interest on other securities                                  163,585           375,446           253,494
                                                           ------------      ------------      ------------
    Total interest income                                    16,322,044        15,764,602        15,565,416
                                                           ------------      ------------      ------------

Interest expense:
  Interest on demand deposits                                   790,557           856,979           813,823
  Interest on savings deposits                                  349,353           342,839           317,479
  Interest on time deposits                                   4,745,951         5,134,417         5,666,898
                                                           ------------      ------------      ------------
    Total interest expense                                    5,885,861         6,334,235         6,798,200
                                                           ------------      ------------      ------------
  Net interest income                                        10,436,183         9,430,367         8,767,216
Provision for loan losses (note 5)                              500,000         1,023,500         2,160,000
                                                           ------------      ------------      ------------
  Net interest income after provision for loan losses         9,936,183         8,406,867         6,607,216
                                                           ------------      ------------      ------------
Noninterest income:
  Service charges on deposit accounts                           215,114           212,034           187,150
  Other income                                                  503,070           369,537           310,891
  Gain (loss) on sale of investment securities                   92,828             4,807           (58,280)
  Credit card service income                                  1,727,849         1,777,571         1,567,847
                                                           ------------      ------------      ------------
    Total other income                                        2,538,861         2,363,949         2,007,608
                                                           ------------      ------------      ------------

Noninterest expenses:
  Salaries and related benefits                               3,421,719         3,024,280         2,753,986
  Net occupancy and equipment expense                           837,602           796,085           813,619
  FDIC insurance premium                                         26,517            40,799             7,638
  Data processing and professional services                     360,062           283,296           255,594
  Directors expenses                                            202,822           145,979           135,322
  Other expenses                                              1,125,952           692,941           582,498
                                                           ------------      ------------      ------------
    Total other expenses                                      5,974,674         4,983,380         4,548,657
                                                           ------------      ------------      ------------

Income before income taxes                                    6,500,370         5,787,436         4,066,167
Provision for income taxes (note 10)                          2,446,261         2,129,741         1,450,863
                                                           ------------      ------------      ------------

  Net income                                               $  4,054,109      $  3,657,695      $  2,615,304
                                                           ============      ============      ============

Basic earnings per share (note 2)                                 $1.51             $1.36              $.97
                                                                  =====             =====              ====
Diluted earnings per share (note 2)                               $1.42             $1.35              $.97
                                                                  =====             =====              ====

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                   ACCUMULATIVE
                                                               COMMON STOCK                           OTHER
                                        COMPREHENSIVE    ------------------------      RETAINED    COMPREHENSIVE
                                           INCOME          SHARES       AMOUNT         EARNINGS     INCOME, NET      TOTAL
                                         -----------     ---------    -----------    ------------  -------------  ------------
Balance at December 31, 1995                             2,701,416    $ 4,561,821    $ 12,609,121    $  95,444    $ 17,266,386
Comprehensive income:
  Net income                             $ 2,615,304                                    2,615,304                    2,615,304
  Other comprehensive income:
  Unrealized holding losses arising
    during period,
    net of tax                               (21,921)
  Less:  reclassification adjustment
    for losses included in net
    income, net of tax                       (18,428)
                                         -----------
  Other comprehensive income                  (3,493)                                                   (3,493)         (3,493)
                                         -----------
Comprehensive income                     $ 2,611,811
                                         ===========

Cash dividends ($0.25 per share)                                                         (675,354)
                                                                                                                      (675,354)
Stock options exercised                                      6,000         23,000                                       23,000
Redemption of common stock                                  (6,000)       (23,000)        (23,000)                     (46,000)
                                                         ---------    -----------    ------------    ---------    ------------
Balance at December 31, 1996                             2,701,416      4,561,821      14,526,071       91,951      19,179,843

Comprehensive income:
  Net income                             $ 3,657,695                                    3,657,695                    3,657,695
  Other comprehensive income:
    Unrealized holding gains arising
      during period, net of tax               65,019
    Less:  reclassification adjustment
      for gains included in net
      income, net of tax                       3,042
                                         -----------
    Other comprehensive loss                  61,977                                                    61,977          61,977
                                         -----------
Comprehensive income:                    $ 3,719,672
                                         ===========

Cash dividends ($0.33 per share)                                                         (900,472)                    (900,472)
Repurchase and retirement
  of common stock                                          (17,313)                      (174,458)                    (174,458)
                                                         ---------    -----------    ------------    ---------    ------------
Balance at December 31, 1997                             2,684,103      4,561,821      17,108,836      153,928      21,824,585

Comprehensive income:
  Net income                             $ 4,054,109                                    4,054,109                    4,054,109
  Other comprehensive income:
    Unrealized holding gains arising
      during period, net of tax               26,118
    Less:  reclassification adjustment
      for gains included in net
      income, net of tax                      57,925
                                         -----------
    Other comprehensive income               (31,807)                                                  (31,807)        (31,807)
                                         -----------

Comprehensive income                     $ 4,022,302
                                         ===========
Compensation expense associated
   with stock options                                                     130,136                                      130,136
Cash dividends ($0.50 per share)                                                       (1,345,146)                  (1,345,146)
Stock options exercised                                      6,000         22,000                                       22,000
                                                         ---------    -----------    ------------    ---------    ------------
Balance at December 31, 1998                             2,690,103    $ 4,713,957    $ 19,817,799    $ 122,121    $ 24,653,877
                                                         =========    ===========    ============    =========    ============

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                      1998              1997                1996
                                                                 ------------       ------------        ------------
Cash flows from operating activities:
  Net income                                                     $  4,054,109       $  3,657,695        $  2,615,304
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Provision for loan losses                                           500,000          1,023,500           2,160,000
  Provision for depreciation                                          433,910            405,597             460,495
  Compensation expense associated with stock options                  130,136
  Amortization of investment premiums and accretion
    of discounts, net                                                (474,554)          (295,446)           (162,213)
  Gain on sale of loans                                               (47,089)           (30,285)            (37,379)
  Proceeds from sale of loans                                       3,851,050          3,972,000           5,479,675
  Loans originated for sale                                        (3,898,139)        (4,002,285)         (5,517,054)
  Deferred income taxes, net                                         (283,016)          (362,950)           (118,980)
  (Increase) decrease in other assets                                (577,688)         1,848,770          (1,929,039)
  (Increase) decrease in deferred loan fees                           128,875            (11,400)           (125,150)
  Increase (decrease) in other liabilities                            428,919            429,728             (64,344)
                                                                 ------------       ------------        ------------
Net cash provided by operating activities                           4,246,513          6,634,924           2,761,315
                                                                 ------------       ------------        ------------

Cash flows from investing activities:
  Proceeds from maturities of available for sale securities        32,953,547         39,136,648          25,036,404
  Proceeds from sale of available for sale securities              10,403,936          2,275,042           1,942,500
  Purchases of available for sale securities                      (10,653,638)       (47,824,174)        (35,158,493)
  Purchases of mortgage-backed securities held-to-maturity                 --         (5,996,255)                 --
  Loan originations, net of principal repayments                  (34,910,400)        (2,483,454)          2,595,788
  Purchase of premises and equipment                                 (424,424)          (392,385)           (680,108)
  Proceeds from sale of equipment                                     229,154                 --                  --
                                                                 ------------       ------------        ------------
Net cash used by investing activities                              (2,401,825)       (15,284,578)         (6,263,909)
                                                                 ------------       ------------        ------------

Cash flows from financing activities:
  Net increase in demand deposits and savings accounts              1,830,406         13,780,306           8,235,542
  Net (decrease) increase in certificates of deposit                6,117,017         (4,475,000)         (3,736,080)
  Cash dividends                                                   (1,345,146)          (900,472)           (675,354)
  Common stock transactions                                            22,000           (174,458)            (23,000)
                                                                 ------------       ------------        ------------
Net cash provided by financing activities                           6,624,277          8,230,376           3,801,108
                                                                 ------------       ------------        ------------

Net (decrease) increase in cash and cash equivalents                8,468,965           (419,278)            298,514

Cash and cash equivalents at beginning of year                     18,331,374         18,750,652          18,452,138
                                                                 ------------       ------------        ------------
Cash and cash equivalents at end of year                         $ 26,800,339       $ 18,331,374        $ 18,750,652
                                                                 ============       ============        ============

Supplemental disclosures:
  Cash paid during the period for:
    Income taxes                                                 $  2,630,000       $  2,441,600        $  1,573,500
    Interest                                                        5,865,880          6,267,812           6,789,002

Noncash investing and financing activities:
  Transfer from loans to other real estate owned                 $     70,997       $     38,705        $  2,268,051


See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.      THE BUSINESS OF THE COMPANY

        Redding Bancorp ("Bancorp," and with its subsidiaries, the "Company"), is a one-bank holding company registered under the Bank Holding Company Act of 1956 ("BCHA"), as amended, and was incorporated in California on January 21, 1982. As a bank holding company, the Company is subject to the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp's wholly-owned subsidiaries are Redding Bank of Commerce (the "Bank") and Redding Service Corporation. The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Substantially all of the Company's activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates two full service branches in Redding, California and two loan production offices located in Chico, California, and Roseville, California.

        The Bank conducts a general commercial banking business in the counties of Butte, El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County, California to be the Bank's major market area. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing ("NOW") and savings accounts, money market deposit accounts; commercial, real estate, construction, personal, home improvement, automobile and other installment and term loans; and travelers checks, safe deposit boxes, collection services and electronic transfers. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, and payroll and accounting packages and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the Bank's customers are small to medium sized businesses and individuals with medium to high net worth. The Bank has also entered into an agreement to provide credit and debit card processing services for merchants solicited by an independent sales organization ("ISO") who accept credit and debit cards as payment for goods and services. The Bank acts as a clearing bank for the ISO and processes debit and credit card transactions into the VISA(R) or MasterCard(R) system for presentment to the card issuer.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. The more significant accounting and reporting policies and estimates applied in the preparation of the accompanying consolidated financial statements are discussed below.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank and Redding Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Reclassifications of previously reported amounts have been made to conform to the current year's presentation.

        CASH EQUIVALENTS - Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds sold are for a one-day period.

        INVESTMENT SECURITIES - At the time of purchase of an investment security, the Bank designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Bank does not engage in trading activity.

        Investment securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as accumulated other comprehensive income, a separate component of stockholders' equity. Gain or loss on sale of investment securities is based on the specific identification method.

        LOANS - Loans are stated at the principal amounts outstanding less deferred loan fees and costs and the allowance for loan losses. Interest on commercial, installment and real estate loans is accrued daily based on the principal outstanding.

        Loan origination and commitment fees and certain origination costs are deferred and, if material, the net amount is amortized over the contractual life of the loans as an adjustment of their yield.

        A loan is impaired when management believes it is probable that the Bank will not receive contractual payments of principal and interest. Impairment is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis.

        Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past-due by ninety days or more with respect to principal or interest.

        When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible. Renegotiated loans are those loans on which concessions in terms have been granted because of the borrower's financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms.

        LOANS HELD FOR SALE - The Bank has realized gains from the sale of the guaranteed portion of Small Business Administration (SBA) loans. Gains or losses are recognized upon completion of the sales (net of related commissions paid that are directly attributable to the sale), and are based on the differences between the net sales proceeds and the relative fair value of the portion of the loans sold. The Bank carries these loans held for sale at the lower of cost or market value.

        Certain adjustable rate and fixed rate real estate loans are originated for sale. Such loans held for sale are carried at the lower of cost or market at the balance sheet date or the date on which investors have committed to purchase such loans. To the extent there are recourse provisions, the Bank considers an accrual for all estimated adjustments in connection with the recourse obligation to the buyer.

        ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

        Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the Federal Deposit Insurance Corporation (FDIC), as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

        BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation included in operating expenses, are computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to expense as incurred.

        EARNINGS PER SHARE - Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the dilutive effect that could occur if the Company's outstanding stock options were exercised and converted into common stock, net of estimated shares that could be reacquired with proceeds from the exercise of such options. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the periods indicated:

                                                  1998            1997            1996
                                               ----------      ----------      ----------
BASIC EPS CALCULATION
  Numerator (net income)                       $4,054,109      $3,657,695      $2,615,304
                                               ----------      ----------      ----------
  Denominator (average common shares
  outstanding)                                  2,685,603       2,698,530       2,701,416
                                               ----------      ----------      ----------
  Basic EPS                                    $     1.51      $     1.36      $      .97
                                               ==========      ==========      ==========

DILUTED EPS CALCULATION
  Numerator (net income)                       $4,054,109      $3,657,695      $2,615,304
                                               ----------      ----------      ----------
  Denominator:
         Average common stock outstanding       2,685,603       2,698,530       2,701,416
         Options                                  159,513           3,957           3,732
                                               ----------      ----------      ----------
                                                2,845,116       2,702,487       2,705,148
                                               ----------      ----------      ----------
  Diluted EPS                                       $1.42           $1.35            $.97
                                                    =====           =====            ====

        OTHER REAL ESTATE OWNED - Real estate acquired by foreclosure, is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Fair value of other real estate is generally determined based on an appraisal of the property. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

        Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale including the buyer's initial and continuing investment, the degree of continuing involvement with the property after the sale, and other matters. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

        INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        STOCK OPTION PLAN - The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

        COMPREHENSIVE INCOME - On January 1, 1998, the Company adopted SFAS No. 130, Reporting comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities held-for-sale. Reclassification adjustments result from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting. Annual financial statements for all prior periods have been reclassified to present comprehensive income.

        SEGMENT REPORTING - In 1998, the Company adopted SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement did not change the Company's consolidated financial position, results of operations or cash flows. The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company's customers except credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank's agreement to provide credit and debit card processing services for merchants solicited by an ISO or the Bank who accept credit and debit cards as payments for goods and services.

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

3.      RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 1998 and 1997 was approximately $1,328,000 and $1,126,000, respectively. In addition, the Bank maintains compensating balances with the Federal Reserve Bank, which totaled $25,000 and $2,338,000 at December 31, 1998 and 1997, respectively.

4.      INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

        The amortized cost and estimated market value of investment securities available-for-sale are summarized as follows:

                                                                         DECEMBER 31, 1998
                                              --------------------------------------------------------------------
                                                                                                       ESTIMATED
                                               AMORTIZED         UNREALIZED        UNREALIZED            MARKET
                                                  COST             GAINS              LOSSES              VALUE
                                              ------------      ------------       ------------       ------------
        U.S. Treasury securities and
          obligations of U.S. agencies        $ 14,508,756            87,144                 --       $ 14,595,900
        Obligations of state and political
          subdivisions                           5,854,775           103,015                 --          5,957,790
        Corporate bonds, Commercial Paper
          and Bankers Acceptances                3,964,402               668                (10)         3,965,060
                                              ------------      ------------       ------------       ------------
                                              $ 24,327,933      $    190,827       $        (10)      $ 24,518,750
                                              ============      ============       ============       ============




                                                                         DECEMBER 31, 1997
                                              --------------------------------------------------------------------
                                                                                                       ESTIMATED
                                               AMORTIZED         UNREALIZED        UNREALIZED            MARKET
                                                  COST             GAINS              LOSSES              VALUE
                                              ------------      ------------       ------------       ------------
        U.S. Treasury securities ands
          obligation of U.S. agencies         $ 36,968,171      $    175,976       $    (12,797)      $ 37,131,350
        Obligations of state and political
          subdivisions                          10,525,339            92,574             (7,349)        10,610,564
        Corporate bonds, Commercial Paper
          and Bankers Acceptances                8,044,204                71             (5,263)         8,039,012
                                              ------------      ------------       ------------       ------------

                                              $ 55,537,714      $    268,621       $    (25,409)      $ 55,780,926
                                              ============      ============       ============       ============

        The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1998 and 1997 which have contractual maturities of one to five years consist of the following:

                                                                         DECEMBER 31, 1998
                                              --------------------------------------------------------------------
                                                                                                       ESTIMATED
                                               AMORTIZED         UNREALIZED        UNREALIZED            MARKET
                                                  COST             GAINS              LOSSES              VALUE
                                              ------------      ------------       ------------       ------------
        Mortgage backed securities            $ 7,415,778       $   169,794        $      (660)       $ 7,584,912
        Federal Home Loan Bank Stock              622,600                --                 --            622,600
                                              -----------       -----------        -----------        -----------
                                              $ 8,038,378       $   169,794        $      (660)       $ 8,207,512
                                              ===========       ===========        ===========        ===========



                                                                         DECEMBER 31, 1997
                                              --------------------------------------------------------------------
                                                                                                       ESTIMATED
                                               AMORTIZED         UNREALIZED        UNREALIZED            MARKET
                                                  COST             GAINS              LOSSES              VALUE
                                              ------------      ------------       ------------       ------------
        Mortgage backed securities            $ 9,037,300       $    71,888        $   (27,706)       $ 9,081,482
                                              ===========       ===========        ===========        ===========


        The amortized cost and estimated market value of investment securities, excluding FHLB stock, at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                        AVAILABLE-FOR-SALE                  HELD-TO-MATURITY
                                                    ----------------------------      ----------------------------
                                                                     ESTIMATED                          ESTIMATED
                                                     AMORTIZED         MARKET         AMORTIZED          MARKET
                                                       COST             VALUE            COST             VALUE
                                                    -----------      -----------      -----------      -----------
        Due in one year or less                     $17,133,535      $17,198,598           00,000           00,000
        Due after one year through five years         6,562,741        6,658,326      $   499,697      $   505,500
        Due after five years through ten years          631,657          661,826        6,916,081        7,079,412
                                                    -----------      -----------      -----------      -----------
                                                    $24,327,933      $24,518,750      $ 7,415,778      $ 7,584,912
                                                    ===========      ===========      ===========      ===========


        At December 31, 1998, the Bank has pledged $2,000,000 of investment securities for treasury, tax and loan accounts, and $3,000,000 for deposits of public funds.

        Gross realized gains and gross realized losses on available-for-sale securities were $96,020 and $3,192 in 1998, $15,555 and $10,748 in 1997,
        and gross realized losses were $58,280 in 1996.

5.      LOANS

        Outstanding loan balances consist of the following:

                                                       DECEMBER 31,
                                              ------------------------------
                                                  1998             1997
                                              ------------      ------------
        Commercial and financial loans        $ 46,890,206      $ 41,432,703
        Real estate - construction loans        29,469,989        16,393,009
        Real estate - commercial                69,741,702        54,533,058
        Installment loans                          297,430            71,573
        Other                                    2,225,006         1,273,615
                                              ------------      ------------
                                               148,624,334       113,703,958
        Less:
          Deferred loan fees and costs             422,588           293,713
          Allowance for loan losses              3,234,837         2,819,039
                                              ------------      ------------

                                              $144,966,909      $110,591,206
                                              ============      ============


        Included in total loans are nonaccrual loans of approximately $941,668 and $499,563 at December 31, 1998 and 1997, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $45,565, $31,940, $120,399 during the years ended December 31, 1998,
        1997 and 1996, respectively.

        Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $1,011,163 and $2,758,325 in impaired loans that had impairment allowances of $575,455 and $861,484 as of December 31, 1998 and 1997, respectively. The average outstanding balance of impaired loans were $1,884,744, $2,728,928, and $3,232,000 for the years ended 1998, 1997 and 1996, respectively.

        The Bank services, for others, loans and participations that are sold of approximately $2,176,198 and $2,639,841 as of December 31, 1998 and 1997, respectively.

        The Bank's lending activities are with customers primarily located within Shasta County, with residential real estate construction lending extending into El Dorado, Placer and Sacramento Counties and commercial lending in Butte County. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral. The Bank's exposure to credit loss, if any, is the difference between the fair value of the collateral, if any, and the outstanding balance of the loan.

        Changes in the allowance for loan losses consist of the following:

                                                                   YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                           1998              1997              1996
                                                        -----------       -----------       -----------
        Balance at beginning of year                    $ 2,819,039       $ 2,294,146       $ 2,053,259
        Provision for loan losses                           500,000         1,023,500         2,160,000
        Loans charged off                                  (208,823)         (604,846)       (1,990,490)
        Recoveries of loans previously charged off          124,621           106,239            71,377
                                                        -----------       -----------       -----------
        Balance at end of year                          $ 3,234,837       $ 2,819,039       $ 2,294,146
                                                        ===========       ===========       ===========


6.      BANK PREMISES AND EQUIPMENT

        Bank premises and equipment consist of the following:


                                                                           DECEMBER 31,
                                                      ESTIMATED      ------------------------
                                                        LIVES          1998          1997
                                                                     ----------   -----------
        Land                                                         $1,595,808   $1,595,808
        Bank Building                                31.5 years       3,673,847    3,673,847
        Furniture, fixtures and equipment            3 - 7 years      2,398,764    2,316,767
                                                                     ----------   ----------
                                                                      7,668,419    7,586,422
        Less accumulated depreciation                                (2,120,346)  (1,904,006)
                                                                     -----------  ----------
                                                                      5,548,073    5,682,416
        Construction in progress                                         55,666      159,963
                                                                     ----------   ----------
                                                                     $5,603,739   $5,842,379
                                                                     ==========   ==========


        Depreciation expense, included in net occupancy and equipment expense, is $433,910, $405,597, and $460,495 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.      OTHER ASSETS

        Other assets consist of the following:

                                                               DECEMBER 31,
                                                       --------------------------
                                                          1998            1997
                                                       ----------      ----------
        Cash surrender value of life insurance
          policies (note 14)                           $1,846,611      $1,761,490
        Net deferred tax assets (note 10)               1,931,217       1,668,523
        Accrued interest on loans                         756,011         619,487
        Accrued interest on investment securities         384,633         805,915
        Other real estate owned                            66,000         352,350
        Other                                           1,172,408          88,411
                                                       ----------      ----------
                                                       $6,156,880      $5,296,176
                                                       ==========      ==========

8.      DEPOSITS

        Time certificates of deposit of $100,000 or more totaled $42,275,241 and $37,009,448 at December 31, 1998 and 1997, respectively. Interest expense on such deposits was $1,878,254, $1,981,657, and $2,327,922 during 1998, 1997 and 1996, respectively.

        At December 31, 1998, the scheduled maturities for time deposits are as follows:

         YEAR ENDING
        DECEMBER 31,
        -------------
             1999                               $81,230,919
             2000                                 9,512,484
             2001                                 2,154,678
             2002                                   120,438
                                                -----------
             Total                              $93,018,519
                                                ===========


9.      OTHER LIABILITIES

        Other liabilities consist of the following:

                                                      DECEMBER 31,
                                              --------------------------
                                                 1998            1997
                                              ----------      ----------
        Deferred compensation (note 14)       $1,737,327      $1,347,415
        Employee incentive payable               330,058         287,705
        Accrued interest payable                 270,986         251,005
        Deferred tax liability (note 10)         380,191         421,100
        Other                                     91,858          74,276
                                              ----------      ----------
                                              $2,810,420      $2,381,501
                                              ==========      ==========


10.    INCOME TAXES

       Provision for income taxes consists of the following:

                                   YEARS ENDED DECEMBER 31,
                       -----------------------------------------------
                           1998              1997             1996
                       -----------       -----------       -----------
         Current:
          Federal      $ 2,210,611       $ 1,988,106       $ 1,210,464
          State            518,666           504,585           359,379
                       -----------       -----------       -----------
                         2,729,277         2,492,691         1,569,843
                       -----------       -----------       -----------
        Deferred:
          Federal         (230,754)         (290,325)          (59,748)
          State            (52,262)          (72,625)          (59,232)
                       -----------       -----------       -----------
                          (283,016)         (362,950)         (118,980)
                       -----------       -----------       -----------
                       $ 2,446,261       $ 2,129,741       $ 1,450,863
                       ===========       ===========       ===========

        Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                      % OF PRETAX INCOME
                                                                -------------------------------
                                                                1998         1997         1996
                                                                -----        -----        -----
        Computed "expected" tax expense                         34.00%       34.00%       34.00%
        State franchise tax, net of Federal tax benefit          7.08         7.01         7.08
        Tax-exempt interest                                     (3.77)       (4.37)       (8.13)
        Other                                                     .32          .16         2.73
                                                                -----        -----        -----
                                                                37.63%       36.80%       35.68%
                                                                =====        =====        =====


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 consist of the following:

                                                   1998             1997
                                               -----------       -----------
        Deferred tax assets:
          State franchise taxes                $    72,298       $    68,012
          Deferred compensation                    720,664           604,180
          Loan loss reserves                     1,049,002           996,331
          Other                                     89,253                --
                                               -----------       -----------
        Total deferred tax assets                1,931,217         1,668,523
                                               -----------       -----------

        Deferred tax liabilities:
          Depreciation                            (299,192)         (305,087)
          Unrealized securities gains              (68,696)          (89,283)
          Deferred loan origination costs          (12,303)          (26,730)
                                               -----------       -----------
        Total deferred tax liabilities            (380,191)         (421,100)
                                               -----------       -----------
        Net deferred taxes                     $ 1,551,026       $ 1,247,423
                                               ===========       ===========

11.    STOCK OPTION PLAN

        On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan") which was approved by the Company's stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options ("Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatuatory stock options ("NSOs") to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company's common stock on the date of the grant and that NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel and (c) linking key personnel directly to stockholder interests through increased stock ownership. A total of 540,000 shares of the Company's common stock are reserved for grant under the Plan.

        The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability, retirement or in the event of a change of control. At December 31, 1998, no shares were exercisable and the remaining contractual life of all options outstanding is 9 years.

        The following table presents the changes in outstanding stock options for the periods indicated:

                                                                             WEIGHTED
                                                               NUMBER         AVERAGE
                                                                 OF          EXERCISE
                                                               SHARES         PRICE
                                                              -------       ---------
        Options outstanding, December 31, 1997 and 1996         6,000       $   3.67
        Granted                                               411,000       $   9.62
        Exercised                                              (6,000)      $   3.67
                                                              -------
        Options outstanding, December 31, 1998                411,000       $   9.62
                                                              =======


        The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost recorded in 1998 related to the Plan was $130,000. Estimated compensation cost to be recorded over the remaining vesting period of approximately four years is $302,000.

        The fair value of options granted during 1998 is estimated to be $432,000, which is derived solely from options whose exercise price was less than the market price of the stock on the grant date. The Company uses an option-pricing model to compute grant-date fair value of options granted for purposes of disclosing pro forma net income and net income per share. In computing the grant-date fair value of options granted during the period for disclosure purposes, the Company used an option-pricing model that takes into account the stock price at the grant date ($10.67), the exercise price (ranging from $9.07 to $10.67), the expected life of the option (seven years), the expected dividends on the Company's common stock (increasing $.08 per share per year) and the risk-free interest rate over the expected life of the option (5.625%). Under these assumptions, no additional compensation cost would be accrued under this fair value based model than that computed under the intrinsic value based method. Therefore, the pro forma disclosures are not required.

12.     COMMON STOCK

        On June 16, 1998, the Board of Directors declared a three-for-one stock split of the Company's common stock effective for stockholders of record on June 30, 1998. All share and per share data has been restated to give effect to the stock split.

        On September 16, 1997, the Board of Directors authorized the purchase in the open market or in private transactions up to 63,000 shares of its outstanding common stock. 17,313 shares were purchased and retired during the year ended December 31, 1997. Shares purchased are retired by a charge to retained earnings for the cost.

13.     PROFIT-SHARING PLAN

        In 1985, the Bank adopted a profit-sharing 401(k) plan for eligible employees to be funded out of the Bank's earnings. The employees' contributions are limited to the maximum amount allowable under IRS
        Section 402(G). The Bank's contributions include a 50% matching contribution up to a maximum of $900 per employee, and a discretionary contribution is also permitted. The Bank made matching contributions aggregating $31,892, $28,181, and $25,791 for the years ended December 31, 1998, 1997 and 1996, respectively. The Bank made a discretionary contribution of $25,000 in 1997.

14.     RELATED PARTY TRANSACTIONS

        Certain directors and officers of the Bank and entities with which they are associated are customers and have transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. An analysis of the activity in related party loans consists of the following:

                                                 DECEMBER 31,
                                          -------------------------
                                             1998           1997
                                          ---------       ---------
        Balance at beginning of year      $ 474,776       $ 548,960
        New loan additions                  394,209         401,413
        Principal repayments               (411,871)       (475,597)
                                          ---------       ---------
        Balance at end of year            $ 457,114       $ 474,776
                                          =========       =========


       During 1990, the Bank established deferred compensation plans with two Bank officers providing for annual payments on retirement or death benefits over fifteen year periods. One of the officers retired during 1997. The remaining officer's plan is funded through salary deferrals and the cash surrender value of a life insurance policy acquired by the Bank. Amounts deferred earn interest at the bank's reference rate, adjusted annually, plus one percent.

15.     COMMITMENTS AND CONTINGENCIES

        OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Bank enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk in excess of the amount, if any, recognized in the consolidated balance sheets. Management does not anticipate any loss to result from these commitments.

        The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and stand-by letters of credit. The Bank applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

                                                     DECEMBER 31,
                                            ----------------------------
                                                1998             1997
                                            -----------      -----------
        Off-balance sheet commitments:
          Commitments to extend credit      $34,820,097      $25,768,674
          Standby letters of credit           1,262,852        1,573,700


        Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Bank if certain conditions of the contract are violated. Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but generally includes real estate, securities and cash.

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customers' creditworthiness, but may include cash and securities.

        Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.

16.     REGULATORY MATTERS

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. In addition to these capital guidelines, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The Board of Governors of the Federal Reserve System and FDIC have adopted such a system which became effective on December 19, 1992. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 1998 and 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                                    TO BE
                                                                                                               CATEGORIZED AS
                                                                                                              WELL CAPITALIZED
                                                                                     FOR CAPITAL                UNDER PROMPT
                                                             ACTUAL               ADEQUACY PURPOSES          CORRECTIVE ACTION
                                                   -----------------------      ----------------------     -----------------------
                                                      AMOUNT         RATIO        AMOUNT         RATIO        AMOUNT        RATIO
                                                   -----------       -----      -----------      -----     -----------      ------
        At December 31, 1998:

        COMPANY
        Leverage capital (to average assets)       $24,401,620       11.52%     $ 8,472,262       4.00%            n/a         n/a
        Tier 1 Capital (to risk-weighted assets)    24,401,620       15.17%       6,432,789       4.00             n/a         n/a
        Total capital (to risk-weighted assets)     26,411,867       16.42%      12,865,578       8.00             n/a         n/a

        BANK
        Leverage capital (to average assets)       $23,052,552       10.95%     $ 8,419,323       4.00%    $10,524,154        5.00%
        Tier 1 Capital (to risk-weighted assets)    23,052,552       14.33%       6,432,789       4.00      12,628,985        6.00
        Total capital (to risk-weighted assets)     25,062,799       15.58%      12,865,578       8.00      21,048,308       10.00

        At December 31, 1997:

        COMPANY
        Leverage capital (to average assets)       $21,670,657       10.78%     $ 8,039,860       4.00%            n/a         n/a
        Tier 1 Capital (to risk-weighted assets)    21,670,657       15.55%       5,576,418       4.00             n/a         n/a
        Total capital (to risk-weighted assets)     23,413,657       16.80%      11,152,837       8.00             n/a         n/a

        BANK
        Leverage capital (to average assets)       $20,783,322       10.41%     $ 7,983,860       4.00%    $ 9,979,825        5.00%
        Tier 1 Capital (to risk-weighted assets)    20,783,322       14.91%       5,576,418       4.00       8,364,628        6.00
        Total capital (to risk-weighted assets)     22,526,322       16.16%      11,152,837       8.00      13,941,046       10.00



        The principal source of cash for the Company are dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 1998 the maximum amounts available for dividend distribution under this restriction were approximately $7,620,000.

        The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 1998 or 1997.

17.     SEGMENT REPORTING

        The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of Butte, El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an ISO, pursuant to which the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its commercial banking business based on the overall profitability of the Company, including merchant card processing activities. Credit card services are evaluated through analysis of related net fee income and the number of active merchants in the program. An allocation of the Company's total assets is not performed by reportable segment. There are no intersegment transactions.

        The following table presents the allocation of income before income taxes to the Company's reportable segments:

                                         1998          1997          1996
                                      ----------    ----------    ----------
        Commercial banking            $4,772,521    $4,009,865    $2,498,320
        Credit card services           1,727,849     1,777,571     1,567,847
                                      ----------    ----------    ----------
        Income before income taxes    $6,500,370    $5,787,436    $4,066,167
                                      ==========    ==========    ==========



18.     FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

        CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet for cash and short-term instruments are a reasonable estimate of fair value.

        INVESTMENT SECURITIES - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

        LOANS RECEIVABLE - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

        COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

        DEPOSIT LIABILITIES - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

        LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets and liabilities, and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                                                   DECEMBER 31, 1998
                                            -------------------------------
                                               CARRYING          FAIR
                                                AMOUNT           VALUE
                                            -------------     -------------
        Financial assets:
        Cash and short-term investments     $  26,800,339     $  26,800,339
                                            =============     =============
        Investment securities               $  32,557,128     $  32,726,262
                                            =============     =============
        Loans:
          Fixed rate:
          Commercial and financial loans    $  15,203,244     $  15,206,000
          Real estate - construction loans      8,504,587         8,499,000
          Real estate - commercial             28,710,641        29,257,000
          Installment loans                       297,430           299,000
          Other                                 2,224,359         2,261,000

          Total fixed rate                     54,940,261        55,522,000

          Variable rate                        93,684,073        93,684,073

        Less allowance for loan losses         (3,234,837)       (3,234,837)
        Net deferred origination fees            (422,588)         (422,588)
                                            -------------     -------------
        Net loans                           $ 144,966,909     $ 145,548,648
                                            =============     =============
        Financial liabilities:
        Deposits:
        Demand and savings                  $  95,602,179     $  95,602,179
        Fixed rate certificates                69,924,317        69,952,000
        Variable certificates                  23,094,202        23,094,202
                                            -------------     -------------
          Total deposits                    $ 188,620,698     $ 188,648,381
                                            =============     =============


                                                CONTRACT       CARRYING      FAIR
                                                 AMOUNT         AMOUNT       VALUE
                                               -----------     --------     --------
        Unrecognized financial instruments:
         Commitments to extend credit          $34,820,097        --        696,402
         Standby letters of credit               1,262,852        --         25,257

        The estimated fair values of the Bank's financial instruments are approximately as follows:

                                                    DECEMBER 31, 1997
                                             -------------------------------
                                                CARRYING           FAIR
                                                 AMOUNT            VALUE
                                             -------------     -------------
        Financial assets:
        Cash and short-term investments      $  18,331,374     $  18,331,374
                                             =============     =============

        Investment securities                $  64,818,226     $  64,862,408
                                             =============     =============
        Loans:
         Fixed rate:
         Commercial and financial loans      $   8,187,199     $   8,145,000
         Real estate - construction loans        7,140,442         7,126,000
         Real estate - commercial               16,072,258        16,053,000
         Installment loans                           4,844             5,280
         Other                                      90,674            90,674
                                             -------------     -------------

         Total fixed rate                       31,495,417        31,419,954

         Variable rate                          82,208,541        82,208,541

        Less allowance for loan losses          (2,819,039)       (2,819,039)
        Net deferred origination fees             (293,713)         (293,713)
                                             -------------     -------------

        Net loans                            $ 110,591,206     $ 110,515,743
                                             =============     =============
        Financial liabilities:
        Deposits:
        Demand and savings                   $  93,771,773     $  93,771,773
        Fixed rate certificates                 47,750,657        47,789,000
        Variable certificates                   39,150,845        39,150,845
                                             -------------     -------------

         Total deposits                      $ 180,673,275     $ 180,711,618
                                             =============     =============


                                                 CONTRACT      CARRYING     FAIR
                                                  AMOUNT        AMOUNT      VALUE
                                               -----------     --------  -----------
        Unrecognized financial instruments:
         Commitments to extend credit          $25,768,674         --    $   515,373
         Standby letters of credit               1,573,700         --         31,474

19.     REDDING BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION BALANCE
        SHEETS

                                                              DECEMBER 31,
                                                       --------------------------
                                                          1998           1997
                                                       -----------    -----------
        BALANCE SHEETS
         Assets:
           Cash                                        $   159,894    $   532,636
           Time deposit with subsidiary                  1,090,000        190,000
           Investment in subsidiaries                   23,331,401     21,069,630
           Other assets                                     72,582         32,319
                                                       -----------    -----------
         Total assets                                  $24,653,877    $21,824,585
                                                       ===========    ===========


         Stockholders' Equity                          $24,653,877     21,824,585
                                                       -----------    -----------
         Total liabilities and stockholders' equity    $24,653,877    $21,824,585
                                                       ===========    ===========



                                                           YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1998           1997            1996
                                                  -----------    -----------     -----------
        STATEMENTS OF INCOME
         Income:
           Interest on time deposit               $    13,719    $     8,531     $     9,592
           Dividend from subsidiary                 2,000,000      1,600,000         675,354
                                                  -----------    -----------     -----------
                                                    2,013,719      1,608,531         684,946
         Expenses                                     278,935         17,984          16,862
                                                  -----------    -----------     -----------
         Income before income taxes and net
           equity in undistributed net income
           of subsidiaries                          1,734,784      1,590,547         668,084
         Benefit (provision) for income taxes          57,554           (800)           (800)
                                                  -----------    -----------     -----------
         Income before equity in undistributed
           net income of subsidiaries               1,792,338      1,589,747         667,284
         Equity in undistributed net income of
           subsidiaries                             2,261,771      2,067,947       1,948,020
                                                  -----------    -----------     -----------
         Net income                               $ 4,054,109    $ 3,657,694     $ 2,615,304
                                                  ===========    ===========     ===========

                                                             YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                         1998           1997          1996
                                                      ----------     ----------    ----------
         STATEMENTS OF CASH FLOWS

        Operating activities:
         Net income                                   $4,054,109     $3,657,694    2,615,304
         Adjustments to reconcile net income to
           net cash provided by operating activities:
        Deferred taxes                                   58,066             104         (696)
        Equity in undistributed net income of
         subsidiaries                                 (2,261,771)    (2,067,947)   (1,948,020)
                                                      ----------     ----------    ----------
        Net cash provided by operating activities     1,850,404       1,589,851      666,588
                                                      ---------      ----------    ---------

        Financing activities:
         Common stock transactions                       22,000        (174,458)     (23,000)
         Cash dividends                               (1,345,146)      (900,472)    (675,354)
                                                      ----------     ----------    ---------
        Net cash used by financing activities         (1,323,146)    (1,074,930)    (698,354)
                                                      ----------     ----------    ---------
         Decrease in cash and cash equivalents          527,258         514,921      (31,766)

         Cash and cash equivalents at
           beginning of year                             722,636        207,715      239,481
                                                      ----------     ----------    ---------
         Cash and cash equivalents at end of year     $1,249,894       $722,636     $207,715
                                                      ==========     ==========    =========




                                      .65-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Effective April 1, 1998, Deloitte & Touche LLP was engaged as the Company's principal independent auditors to audit the Company's consolidated financial statements for the year ended December 31, 1998, and KPMG LLP was dismissed. The decision to change independent auditors was approved by the Audit Committee of the Company's Board of Directors. In the period from December 31, 1992, through December 31, 1997, KPMG LLP issued no audit report which was qualified or modified as to uncertainty, audit scope or accounting principles, or which contained adverse opinions or disclaimers of opinion on any of the Company's financial statements and, during the period from December 31, 1992, through March 31, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

        Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement").


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of March 1, 1999, are as follows:

                    Name                         Age                   Position(s)
                    ----                         ---                   -----------
Russell L. Duclos...........................     59      President, Chief Executive Officer and
                                                         Director

Linda J. Miles..............................     45      Executive Vice President, Chief Financial
                                                         Officer and Assistant Secretary

Michael C. Mayer............................     42      Executive Vice President and Chief Credit
                                                         Officer


        Russell L. Duclos has served as President, Chief Executive Officer and a director of the Company since July 1997. From 1982 to July 1997, he served as Chief Credit Officer of the Company. Mr. Duclos presently serves on the executive, loan, marketing and long range planning committees of the Board of Directors.

        Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. Ms. Miles attends all meetings of committees of the Board of Directors. From 1980 to 1989, she served as Chief Financial Officer of Scott Valley Bank, a community bank located in Yreka, California.

        Michael C. Mayer joined the Company in April 1997 and has served as Executive Vice President and Chief Credit Officer of the Company since July 1997. From 1993 to April 1997, Mr. Mayer was Senior Vice President and Senior Loan Officer of Mid Valley Bank, a community bank located in Red Bluff, California. From 1990 to 1993, he was a Vice President and Commercial Lender of River City Bank, a community bank in Sacramento, California. Mr. Mayer serves on the loan, executive, asset/liability and marketing committees of the Board of Directors.

        The remainder of the information required by this section is incorporated by reference to the information in the section entitled "Election of Directors--Directors and Nominees for Directors" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this section is incorporated by reference to the information in the sections entitled "Election of Directors--Directors' Compensation" and "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this section is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Some of the directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank's business during 1998 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as a part of this Form 10-K:

        (1)     Financial Statements:

                Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

        (2)     Financial Statement Schedules:

                All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)     Exhibits:

               Exhibit
               Number   Description of Document
               -------  -----------------------
                3.1     Articles of Incorporation, as amended.*

                3.2     Bylaws, as amended.*

                4.1     Specimen Common Stock Certificate.*

                10.1    Office Building Lease by and between David and Maria
                        Wong and Redding Bank of Commerce dated June 10, 1998.*

                10.2    Office Building Lease between Garian Partnership/First
                        Avenue Square and Redding Bank of Commerce dated July
                        16, 1998.*

                10.3    1998 Stock Option Plan.*

                10.4 Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

                10.5 Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

                10.6    Employment Agreement between the Company and Russell L.
                        Duclos dated June 17, 1997.*

                10.7    Directors Deferred Compensation Plan.*

                10.8    Form of Deferred Compensation Agreement Used In
                        Connection With Directors Deferred Compensation Plan.*

                10.9 Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

                11.1 Statement re: Computation of Earnings Per Share (see page 48).*

                16.1    Letter on Change in Certifying Accountants.*

                21.1    Subsidiaries of the Company.*

                23.1    Consent of KPMG LLP.

                23.2    Consent of Deloitte & Touche LLP.

                24.1    Power of Attorney (see page 69).

                27.1    Financial Data Schedule.

---------------------

                *       Filed with the Company's Registration Statement on Form
                        10.

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1999.


                                        REDDING BANCORP



                                        By  /s/ Russell L. Duclos
                                          --------------------------------------
                                          Russell L. Duclos
                                          President, Chief Executive
                                          Officer and Director



                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell L. Duclos and Linda J. Miles, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        Name                                       Title                           Date
        ----                                       -----                           ----


/s/ Russell L. Duclos             President, Chief Executive Officer and       March 16, 1999
---------------------------       Director (Principal Executive Officer)
    Russell L. Duclos


/s/ Linda J. Miles                Executive Vice President and Chief           March 16, 1999
---------------------------       Financial Officer and Assistant
    Linda J. Miles                Secretary (Principal Financial Officer
                                  and Accounting Officer)


/s/ Robert C. Anderson            Chairman of the Board                        March 16, 1999
---------------------------
    Robert C. Anderson


/s/ Welton L. Carrel              Director                                     March 16, 1999
---------------------------
    Welton L. Carrel


/s/ John C. Fitzpatrick           Director                                     March 29, 1999
---------------------------
    John C. Fitzpatrick

        Name                                       Title                           Date
        ----                                       -----                           ----


/s/ Kenneth R. Gifford, Jr.       Director                                     March 16, 1999
---------------------------
    Kenneth R. Gifford, Jr.


/s/ Harry L. Grashoff, Jr.        Director                                     March 16, 1999
---------------------------
    Harry L. Grashoff, Jr.


/s/ Richard W. Green              Director                                     March 16, 1999
---------------------------
    Richard W. Green


/s/ Charles E. Metro              Director                                     March 16, 1999
---------------------------
    Charles E. Metro


/s/ Eugene L. Nichols             Director                                     March 16, 1999
---------------------------
    Eugene L. Nichols



/s/ David H. Scott                Director                                     March 16, 1999
---------------------------
    David H. Scott

                                  EXHIBIT INDEX



       Exhibit
       Number   Description of Document
       -------  -----------------------
        3.1     Articles of Incorporation, as amended.*

        3.2     Bylaws, as amended.*

        4.1     Specimen Common Stock Certificate.*

        10.1    Office Building Lease by and between David and Maria Wong and
                Redding Bank of Commerce dated June 10, 1998.*

        10.2    Office Building Lease between Garian Partnership/First Avenue
                Square and Redding Bank of Commerce dated July 16, 1998.*

        10.3    1998 Stock Option Plan.*

        10.4    Form of Incentive Stock Option Agreement used in connection with
                1998 Stock Option Plan.*

        10.5 Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

        10.6 Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*

        10.7    Directors Deferred Compensation Plan.*

        10.8    Form of Deferred Compensation Agreement Used In Connection With
                Directors Deferred Compensation Plan.*

        10.9    Merchant Services Agreement dated as of April 1, 1993, between
                Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

        11.1    Statement re: Computation of Earnings Per Share (see page 48).*

        16.1    Letter on Change in Certifying Accountants.*

        21.1    Subsidiaries of the Company.*

        23.1    Consent of KPMG LLP.

        23.2    Consent of Deloitte & Touche LLP.

        24.1    Power of Attorney (see page 69).

        27.1    Financial Data Schedule.

------------------

*       Filed with the Company's Registration Statement on Form 10.