Form 10-Q
period 1999-03-31
REDDING BANCORP
filed 1999-05-04
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-25135

                                 REDDING BANCORP
             (Exact name of Registrant as specified in its charter)

                    California                                  94-2823865
 (State or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                             Identification No.)

              1951 Churn Creek Road
               Redding, California                                 96002
     (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (530) 224-3333

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. April 30, 1999: 2,690,103

                                 REDDING BANCORP
                                       AND
                                  SUBSIDIARIES

                                      INDEX




PART I.  Financial Information                                                Page:
        Item 1. Financial Statements

        Consolidated Statements of Operations
        Three months ended March 31, 1999 and 1998.............................3

        Consolidated Balance Sheets
        Three months ended March 31, 1999 and 1998.............................4

        Consolidated Statements of Cash Flows
        Three months ended March 31, 1999 and 1998.............................5

        Notes to Consolidated Financial Statements ............................6

        Item 2. Management's Discussion and Analysis
                    Of Financial Condition and Results of Operations...........8

        Item 3. Quantitative and Qualitative Disclosure about Market Risk.....17

PART II. Other Information

        Item 1. Legal proceedings.............................................19

        Item 2. Changes in Securities and use of proceeds.....................19

        Item 3. Defaults Upon Senior Securities...............................19

        Item 4. Submission of Matters to a Vote of Security Holders...........19

        Item 5. Other Information.............................................19

        Item 6. Exhibits and Report on Form 8-K...............................19

SIGNATURES....................................................................19

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         REDDING BANCORP & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                        Three months       Three months
                                            Ended             Ended
                                        March 31, 1999    March 31, 1998
                                        --------------    --------------
Interest Income:
   Interest & Fees on Loans               $    3,381       $    2,977
   Interest on Investments                $      509       $      853
   Interest on Federal Funds Sold         $      189       $       81
                                          ----------       ----------
          Total Interest Income           $    4,079       $    3,911
                                          ----------       ----------

Interest Expense:
   Interest on Demand Checking            $      119       $      116
   Interest on Savings Accounts           $      162       $      167
   Interest on Time Deposits              $    1,197       $    1,161
                                          ----------       ----------
        Total Interest Expense            $    1,478       $    1,444
                                          ----------       ----------

Net Interest Income:                      $    2,601       $    2,467
Provision for Loan Losses:                $       25       $      145
                                          ----------       ----------
Net Interest Income After Provision       $    2,576       $    2,322
                                          ----------       ----------

Noninterest  Income:
   Service Charges                        $       73       $       53
   Credit Card Income, net                $      415       $      450
   Other Income                           $      193       $        0
   Gain (loss) Sale Investments           $        0       $      177
                                          ----------       ----------
                 Total Other Income       $      681       $      680
                                          ----------       ----------

Noninterest Expense:
   Salaries & Benefits                    $      963       $      818
   Occupancy & Equipment                  $      229       $      204
   DP & Other Professional                $      223       $      157
   Other Expense                          $      353       $      323
                                          ----------       ----------
               Total Other Expense        $    1,768       $    1,502
                                          ----------       ----------

Income before Income Taxes                $    1,489       $    1,500
   Provision for Income Taxes             $      590       $      548
                                          ----------       ----------

Net Income available for common
stock shareholders:                       $      899       $      952
                                          ==========       ==========

Basic Earnings Per Share                  $     0.33       $     0.35
Weighted Average Shares                    2,690,103        2,684,103
Diluted Earnings Per Share                $     0.31       $     0.35
Weighted Average Shares                    2,879,799        2,690,103

                         REDDING BANCORP & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                 Three months        The year
                                                    Ended              Ended
                                                March 31, 1999   December 31, 1998
                                                --------------   -----------------
Assets:
Cash & Due From Banks                             $   8,756        $  10,010
Federal Funds Sold                                $  14,150        $  16,790
                                                  ---------        ---------
            Cash and cash equivalents             $  22,906        $  26,800

Investment Securities:
Available for sale (at market)                    $  35,086        $  24,519
Held to maturity (market value of
$6,889 and $8,835)                                $   6,809        $   8,038
                                                  ---------        ---------
                                                  $  41,895        $  32,557

Portfolio Loans:
Real Estate - Construction                        $  31,591        $  29,470
Real Estate - Commercial                          $  69,675        $  69,742
Commercial & Financial                            $  47,584        $  46,890
Installment Loans                                 $     317        $     298
Other Loans                                       $   2,139        $   2,225
                                                  ---------        ---------
            Total Gross Loans                     $ 151,306        $ 148,625

Deferred loan fees                                $(    363)       $(    423)
Less allowance for loan losses                    $(  3,210)       $(  3,235)
                                                  ---------        ---------
Net Loans                                         $ 147,733        $ 144,967
Premise & Equipment                               $   5,657        $   5,604
Other Assets                                      $   5,181        $   6,157
                                                  ---------        ---------
                  Total Assets                    $ 223,372        $ 216,085
                                                  =========        =========

Liabilities:
   Demand Accounts                                $  42,111        $  39,709
   NOW & Money Market                             $  40,485        $  42,810
   Savings Accounts                               $  14,128        $  13,083
   Time Accounts                                  $  98,356        $  93,019
                                                  ---------        ---------
                 Total Deposits                   $ 195,080        $ 188,621

Other Liabilities                                 $   2,816        $   2,810

Shareholders Equity:
   Common Stock                                   $   4,725        $   4,714
   Retained Earnings                              $  19,818        $  18,748
   Current Earnings                               $     899        $   1,070
   Accumulated other comprehensive income         $      34        $     122
                                                  ---------        ---------
                 Total Shareholders Equity        $  25,476        $  24,654

                 Total Liabilities & Equity       $ 223,372        $ 216,085
                                                  =========        =========



See notes to financial statements.

                         REDDING BANCORP & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three months    Three months
                                                                        Ended            Ended
                                                                    March 31, 1999  March 31, 1998
                                                                    --------------  --------------
Cash flows from operating activities:
        Net Income                                                     $    899        $    952
Adjustments to reconcile net income to net cash provided
 by operating activities:
       Provision for loan losses                                             25             145
       Provision for depreciation                                           114              88
       Compensation associated with stock options                            11              --
       Amortization of investment premiums and
       Accretion of discounts, net                                          (84)            (18)
       Gain on sale of loans                                                 29               9
       Proceeds from sales of loans                                         518           1,027
       Loans originated for sale                                           (547)         (1,036)
       Decrease in other assets                                             976             244
       Increase in deferred loan fees                                        58            (106)
       Increase in other liabilities                                          6              31
                                                                       --------        --------
            Net cash provided by operating activities                     1,106             384
                                                                       --------        --------

Cash flows from investing activities:
       Proceeds from maturities of available for sale securities         10,746           9,955
       Purchases of available for sale securities                       (20,088)              0
       Loan origination's, net of principal repayments                   (2,849)         (4,178)
       Purchases of premises and equipment                                 (167)              0
       Proceeds from sale of equipment                                       --              --
                                                                       --------        --------
             Net cash (used) provided                                   (12,358)          5,777
             by investing activities                                   --------        --------

Cash flows from financing activities:
       Net increase in demand deposits and savings                        1,122          (1,993)
       Net (decrease) increase in certificates of deposit                 5,337            (422)
       Cash dividends                                                        --              --
       Common stock transactions                                             --              --
                                                                       --------        --------
            Net cash (used) provided by financing activities              6,459          (2,415)
                                                                       --------        --------

Net (decrease) increase in cash and cash equivalents                     (3,894)          4,698

Cash and cash equivalents at beginning of year                           26,800          18,331
                                                                       --------        --------

Cash and case equivalents at end of year                               $ 22,906        $ 23,029
                                                                       ========        ========

Supplemental disclosures:
      Cash paid during the period for:
               Income taxes                                                  71              65
               Interest                                                   1,464           1,522
Non-cash investing and financing activities:
      Transfer from loans to other real estate owned                        212              19

                         REDDING BANCORP & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 1998 Annual Report to Shareholders. The statements include the accounts of Redding Bancorp ("Redding"), and its wholly owned subsidiary, Redding Bank of Commerce ("RBC"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2.      EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months ended March 31, 1999 and 1998.

                                                                Three Months ended
                                                                     March 31,
                                                               1999              1998
                                                            ----------        ----------
Basic EPS Calculation:
     Numerator (net income)                                 $      899        $      952
     Denominator (average common shares Outstanding)         2,690,103         2,684,103

Basic Earnings per share                                    $     0.33        $     0.35

Diluted EPS Calculation:
     Numerator (net income)                                 $      899        $      952
     Denominator :
     Average common stock outstanding                        2,690,103         2,684,103
     Options                                                   189,696             6,000
                                                            ----------        ----------
                                                             2,879,799         2,690,103

Diluted Earnings per share                                  $     0.31        $     0.35

3.      COMPREHENSIVE INCOME

        The Company's total comprehensive earnings were as follows:


                                                    Three Months Ended
                                                         March 31,
                                                    1999          1998
                                                    ----          ----
Net income as reported                              $ 899         $ 952
Other comprehensive income (net of tax):
  Change in unrealized holding gain (losses)
     on available for sale securities                 (88)           (8)

  Reclassification adjustment                          --            --
                                                    -----         -----
Total comprehensive income                          $ 811         $ 944
                                                    =====         =====


4.      COMMON STOCK DIVIDEND

No dividends were declared in the first quarter of 1999. The last dividend the Board of Directors declared was on September 15, 1998. An annual cash dividend of 50 cents per share on the Company's Common Stock was paid to shareholders of record as of October 1, 1998 and was paid on October 22, 1998.

5.      SEGMENT REPORTING

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

        The following table presents financial information about the Company's reportable segments:

                                                     Three months ended
                                                          March 31,
                                                      1997          1998
                                                     ------        ------
        Net income before taxes allocated to:
          Commercial banking                         $1,074        $1,050
          Credit card services                          415           450
                                                     --------------------
                                                     $1,489        $1,500
                                                     ====================

In 1998, the Company adopted SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This statement does not change the Company's consolidated financial position, results of operations or cash flows. The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company's customers except credit card services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This quarterly report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

        - Competitive pressure in the banking industry and changes in the regulatory environment.

        - Changes in the interest rate environment and volatility of rate sensitive deposits.

        - The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

        - Credit quality deteriorates which could cause an increase in the provision for loan losses.

        -   Losses in the Company's merchant credit card processing business.

        -   Asset/Liability matching risks and liquidity risks.

        -   Changes in the securities markets.

The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1998 to March 31, 1999, and significant trends and changes in the Company's results of operations for the three months ended March 31, 1999, compared to the same period in 1998. The financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

RESULTS OF OPERATIONS

        QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

        Net income for the three months ended March 31, 1999, was $899 thousand ($0.31 per share, diluted), representing a decrease of $53,000 or 5.6%, over net income of $952 thousand ($0.35 per share, diluted) for the three months ended March 31, 1998. The decrease in net income is attributed to professional fee expenses related to the filing of our registration statement with the Securities and Exchange Commission and preparation for the Form 10-K. The expenses incurred in the first three months of 1999 related to these filings totaled $114 thousand.

NET INTEREST INCOME

        The primary source of income for the Bank is derived from net interest income, which is the difference between the interest earned from loans and investments less the interest paid on deposit accounts and borrowings. Net interest income increased from $2.5 million in the three months of 1998 to $2.6 million in the three months of 1999, representing a 5.4% increase. Net interest income increases in 1999 over 1998 were primarily the result of loan growth, which increased the volume of earning assets and improved the Bank's interest income through reinvestment of maturing securities into higher yielding loans.

        Total interest expense increased $34,000 from $1.4 million in the first three months of 1998 to $1.5 million in the first three months of 1999, a 2.3% increase. The increase in total interest expense in the first three months 1999 is attributed to the growth in higher yielding time certificates of deposit.

        The Company's net interest margin (net interest income divided by average earning assets) was 5.20% in the first three months of 1999, versus 5.51% for the first three months of 1998. The decrease in the Company's net interest margin for the first three months of 1999 versus 1998 can be attributed to the volume in higher yielding certificates of deposit and an increasing competitive pricing market for loan production.

The following is an analysis of net interest margin for the periods indicated:

                                                  Three months ended                      Three months ended
                                                    March 31, 1999                          March 31, 1998
                                          ----------------------------------      ----------------------------------
(Dollars in thousands)                     Average                     %          Average                      %
                                           Balance     Interest      Yield        Balance      Interest       Yield
                                          --------     --------     --------      --------     --------     --------
Earning assets(1)                         $204,738     $  4,105         8.13%     $183,190     $  3,935         8.71%
Interest bearing liabilities              $152,917     $  1,482         3.93%     $141,008     $  1,445         4.16%
                                                       --------                                --------

Net interest income                                    $  2,623                                $  2,490

Net interest income to earning assets                                   5.20%                                   5.51%


--------

(1) Nonaccrual loans are included in the calculation of average balance of earning assets, and interest is not included in the earnings.

The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

        AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                              FIRST QUARTER ENDED

                                                MARCH 31,                                    MARCH 31,
(Dollars in thousands)                            1999                                         1998
---------------------------------------------------------------------------------------------------------------------
                                  Average                       Yield/        Average                         Yield/
                                  Balance       Interest         Rate          Balance       Interest          Rate
---------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Portfolio Loans                  $ 148,058      $   3,381           9.26%     $ 117,382      $   2,977          10.29%
Tax Exempt Securities                5,840             63           4.38%        10,512             97           3.74%
US Government                       28,102            404           5.83%        45,402            727           6.49%
Federal Funds Sold                  17,693            190           4.36%         6,165             80           5.26%
Other Securities                     5,045             67           5.39%         3,729             54           5.87%
                                 ---------      ---------      ---------      ---------      ---------      ---------
Average Earning Assets           $ 204,738      $   4,105           8.13%     $ 183,190      $   3,935           8.71%
                                                ---------                                    ---------

Cash & Due From Banks            $  10,536                                    $  10,455
Bank Premises                        5,681                                        5,790
Allowance for Loan Losses           (3,251)                                      (2,895)
Other Assets                         2,530                                        3,286
                                 ---------                                    ---------
Average Total Assets             $ 220,234                                    $ 199,826
                                 =========                                    =========

INTEREST BEARING LIABILITIES
Demand Interest Bearing          $  39,660      $     182           1.86%     $  41,373      $     191           1.87%
Savings Deposits                    14,871            100           2.73%        13,409             92           2.78%
Certificates of Deposit             98,386          1,200           4.95%        86,226          1,162           5.47%
                                 ---------      ---------      ---------      ---------      ---------      ---------
                                   152,917          1,482           3.93%       141,008          1,445           4.16%
                                                ---------                                    ---------
Non interest  Demand                40,506                                       35,405
Other Liabilities                    2,498                                        2,049
Shareholder Equity                  24,313                                       21,364
                                 ---------                                    ---------
Average Liabilities and
Shareholders Equity              $ 220,234                                    $ 199,826
                                 =========                                    =========

Net Income and Net Interest
Margin                                          $   2,623           5.20%                    $   2,490           5.51%
                                                =========                                    =========

---------------------------------------------------------------------------------------------------------------------

        The Company's average total assets increased to $220.2 million in the first three months of 1999 from $199.8 million in the first three months of 1998, representing a 10.2% increase. In the first quarter of 1999, the Company's average loan portfolio increased by $30.6 million, a 26.1% increase over the first quarter 1998. In addition, the Company's average noninterest-bearing demand deposits increased from $35.4 million in 1998 to $40.5 million in the first three months of 1999, representing an 14.4% increase over the like period in 1998. Average savings deposits increased from $13.4 million in 1998 to $14.8 million in the first three months of 1999, representing a 10.9% increase and certificates of deposit grew from $86.2 million in 1998 to $98.3 million in the first quarter of 1999, representing a 14.0% increase.

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN
NET INTEREST INCOME

(Dollars in thousands)      MARCH 31, 1999     OVER       MARCH 31, 1998

                                Volume         Rate           Total
                               -------        -------        -------
Increase(Decrease) In
Interest Income
Portfolio loans                $ 3,849        $(1,202)       $ 2,647
Tax exempt securities              (27)            66            (39)
US Government securities           526           (301)           225
Federal Funds Sold                 226            (56)           170
Other Securities                    72            (18)            54
                               -------        -------        -------
Total Increase / (Decrease)    $ 4,646        $(1,511)       $ 3,135
                               -------        -------        -------

Increase(Decrease) In
Interest Expense
Interest Bearing Demand        $   140        $    (5)       $   135
Savings Deposits                    85             (7)            78
Certificates of Deposit          1,360           (447)           913
                               -------        -------        -------
Total Increase / (Decrease)    $ 1,585        $  (459)       $ 1,126
                               -------        -------        -------

Net Increase/ (Decrease)       $ 3,061        $(1,052)       $ 2,009
                               =======        =======        =======


NONINTEREST INCOME

        The Company's noninterest income consists primarily of service charges on deposit accounts and processing fees for merchants who accept credit and debit cards as payment for goods and services. Noninterest income also includes ATM fees earned at various locations. For the period ended March 31, 1999, noninterest income represented 14.3% of the Company's revenues, versus 14.8% for the same period in 1998. Under the card association rules, fees that can be charged on monthly credit card sales above $93 million are significantly less than the fees that can be charged on monthly credit card sales below $93 million. During 1998, the Bank has exceeded the $93 million threshold, future growth of fee income will be significantly less than historical growth.

The following table sets forth a summary of noninterest income for the periods indicated.

                                                    FIRST QUARTER 1999
                                                  -----------------------
(Dollars in thousands)
                                                  March 31,     March 31,
                                                    1999          1998
                                                  ---------     ---------
Noninterest Income
   Service Charges                                 $   73        $   53
   Credit Card Income, net                            415           450
   Other Income                                       193           177
   Gain(loss) sale of investment securities             0             0
                                                   ------        ------
Total Noninterest Income                           $  681        $  680
                                                   ======        ======

NONINTEREST EXPENSE

        Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expense and other operating expenses. For the period ended March 31, 1999, noninterest expense totaled $1.7 million versus $1.5 million for the same period in 1998 or a 17.7% increase.

The increase in noninterest expense is attributable to the expenses related to the Company's decision to register its Common Stock under the Exchange Act in order to increase shareholder value by improving liquidity and increasing public information about the Company. These professional fees totaled $114 thousand in the first quarter of 1999. During 1998, and early 1999 additional staff was added to expand the accounting team and the loan production office in Roseville, representing a 17.7% increase in salaries and benefits.

        The following table sets forth a summary of noninterest expense for the periods indicated.


(Dollars in thousands)              FIRST QUARTER 1999
                                  -----------------------
Noninterest Expense               March 31,     March 31,
                                    1999          1998
                                  ---------     ---------
   Salaries and Benefits           $  963        $  818
   Occupancy & Equipment              229           204
   DP & Professional Fees             223           157
   Other Expenses                     353           323
                                   ------        ------
  Total Noninterest Expense        $1,768        $1,502
                                   ======        ======


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

                                 FIRST QUARTER ENDED
                             ----------------------------
                             March 31,          March 31,
                               1999               1998
                             ---------          ---------
Tax provision                 $  590             $  548
Effective Tax Rate              39.6%              36.5%

        Increases in the Company's tax provision is attributable to increases in the Company's net income and the non-deductibility of certain professional fees in connection with the preparation of the Company's registration statement, and a 44% reduction in investments held in tax-exempt municipal securities portfolio.

ASSET QUALITY

        The Company concentrates its lending activities primarily within Shasta County, California, and the location of the Bank's two full service branches. The Company also makes loans to borrowers in Butte, El Dorado, Placer, Sacramento and Tehama counties through its loan production offices. Portfolio loans have increased $2.7 million in the first quarter of 1999, or 1.9%. The increases are primarily in the real estate construction segment.

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)                  FIRST QUARTER ENDED
                                    ---------------------------
                                    March 31,         December 31,
                                      1999               1998
                                    ---------         ---------
Commercial & Financial              $  47,584         $  46,890
Real Estate-Construction               31,591            29,470
Real Estate-Commercial                 69,675            69,742
Installment                               317               298
Other Loans                             2,139             2,225
Less:
Deferred Loan Fees and Costs             (363)             (423)
Allowance for Loan Losses              (3,210)           (3,235)
                                    ---------         ---------

Total Net Loans                     $ 147,733         $ 144,967
                                    =========         =========


        The Company's practice is to place an asset on nonaccrual status when one of the following events occurs: (i) any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well secured and in the process of collection). (ii) Management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition.

        Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)                        FIRST QUARTER ENDED
                                          --------------------------

                                          March 31,     December 31,
                                            1999            1998
                                          ---------     ------------
Nonaccrual loans                            $661            $942
90 days and still accruing                     0              46
Restructured loans in compliance
  with modified terms                         --              --
Other Real Estate Owned                      278              66

        The Company's nonaccrual loans decreased from $942 thousand to $661 thousand in the first three months of 1999, a 29.8% decrease. OREO properties increased by $212 thousand in the same period. The increase in OREO properties is attributable to one loan and since March 31, 1999 has been sold.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

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

        The Bank's ALLL decreased to $3,210,000 in the first three months of 1999 from $3,235,000 at December 1998. The reduction in the amount of ALLL for this period is a direct result of the Company's ongoing efforts to increase the effectiveness of its collection efforts and the related decrease in net losses. Loans that are deemed to have a greater risk are managed in a more active manner to increase the likelihood that the Bank will receive payment in full. Greater emphasis on problem loan management has also reduced the Bank's overall level of higher risk rated credits.

        Net charge-offs were $50,000 or .03% of average loans for the first quarter of 1999.

        The following table summarizes the activity in the ALLL reserves for the periods indicated.

(dollars in thousands)                        FIRST QUARTER ENDED
                                          ----------------------------
                                          March 31,          March 31,
                                            1999               1998
                                          ---------          ---------
Beginning balance for Loan Losses          $ 3,235            $ 2,819
Provision for Loan Losses                       25                145
Charge offs:
Commercial                                      (0)                (8)
Real Estate                                    (33)               (16)
Other                                          (22)                (8)
                                           -------            -------
Total Charge offs                              (55)               (32)
                                           -------            -------

Recoveries:
Commercial                                       5                  3
Real Estate                                      0                 --
Other                                            0                  4
                                           -------            -------
Total Recoveries                                 5                  7
                                           -------            -------

Ending Balance                             $ 3,210            $ 2,939
                                           =======            =======
ALLL to total loans                           2.17%              2.50%
                                           -------            -------
Net Charge offs to average loans              0.03%              0.02%
                                           -------            -------

INVESTMENT PORTFOLIO

        Total investment securities increased 9.3 million in the first three months of 1999 or 28.6%. The increase is entirely in US Government and Agency securities and can be directly attributed to the increase in deposits during this same period.

LIQUIDITY

        With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, investment securities available-for-sale and principal and interest payments on loans. With respect to liabilities, the Company's core deposits, shareholders' equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

        Because estimates of the Bank's liquidity needs may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $57.9 million, or 25.9% of total assets, at March 31, 1999 compared to $51.3 million or 23.8% of total assets at December 31, 1998.

CAPITAL ADEQUACY

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

        The following table sets forth the Bank's capital ratios as of the first quarter 1999.

                                              MARCH 31, 1999          DECEMBER 31, 1998
                                              --------------          -----------------
Total Risk-Based Capital                          16.61%                   15.58%
Tier 1 Capital to Risk-Based Assets               14.85%                   14.33%
Tier 1 Capital to Average Assets                  10.92%                   10.95%
(Leverage ratio)

YEAR 2000

Redding Bank of Commerce recognized the critical importance of Year 2000 system compliance and began addressing this issue in 1996. A Y2K Contingency team was formed comprised of senior management, operating officers and selected representatives. This team serves as the formal sponsor of the Year 2000 project, providing financial and operational support.
Results are regularly reported to the Board of Directors.

YEAR 2000 OVERVIEW

Thirty years ago, computer memory was costly. To conserve space, computer programmers used only two digits to record dates. On December 31, 1999, when "99" rolls over to "00" on January 1, 2000, systems that have not been fixed could create service interruptions or errors because they could read "00" as 1900 instead of 2000. Programmers worldwide are working on the Year 2000 challenge to allow computer systems to move effortlessly from December 31, 1999 to January 1, 2000.

Redding Bank of Commerce has placed the highest priority on the Year 2000 project so that we're ready for business as usual as the new millennium approaches. We are committed to providing exceptional service to our customers, now and after Year 2000.

YEAR 2000 STRATEGY

The Y2K Contingency Team has developed a comprehensive plan for achieving compliance. The five-step process consists of the following:

- Awareness - creating and maintaining awareness of the Bank's Year 2000 effort at all levels of the company. This step has been completed.

- Assessment - Determining which operating systems, computers, applications and facilities need to be fixed and prioritizing remediation efforts. This step has been completed.

- Renovation - The "fix-it" stage of the process. This step has been completed for all of the Company's mission critical software systems.

- Validation - The testing and certification stage of the process. Testing of our mission-critical systems was substantially completed in 1998.

- Implementation - Renovated and validated fixes will be put into production well before 2000 so that we can test interfaces with customers, business partners, government institutions and others.

Redding Bank of Commerce's Year 2000 efforts is managed from the top. The Y2K team is headed by an Executive Vice President and key Senior Management. Regular reports on the status of the Bank's Year 2000 efforts are provided to the Board of Directors.

SCOPE

A complete inventory of the Banks hardware, software, telecommunications resources, including mainframe and personal computers, ATM's and servers has been completed. Our inventory of software covers our operating systems, network systems, application software and data storage systems. In addition to our own internal systems, our inventory process includes all hardware and software vendors and service providers to determine their Year 2000 compliance status, testing timeframes and expected Year 2000 readiness dates.

We have also inventoried our environmental systems such as elevators, vault timers, security systems, and climate control systems.

RENOVATION AND TESTING FOR YEAR 2000

Renovation and testing efforts were substantially completed by December 31, 1998. The testing of the mission critical system applications for core banking product provided by the Bank's primary vendor was completed and results certified during November and December 1998. The core banking product includes solutions for checking, savings, time certificates of deposit, general ledger, accounts payable, automated clearing house, individual retirement accounts, commercial, mortgage and installment loans, proof of deposit and ancillary supporting products. Redding Bank of Commerce has accomplished its goal to have substantially completed by December 31, 1998, the programming changes and internal testing of its information technology systems.

CONTINGENCY PLANNING

Our goal for Year 2000 activities is business as usual in the Year 2000. Redding Bank of Commerce has developed a written contingency plan that addresses minor problems, significant emergencies and major Y2K disasters. Although it would be impossible to second-guess the actual results of operating a business in the new millennium we are able to anticipate some possibilities and take planning action for such possibilities. Steps have been established to enable operations to continue with some power outages over which we have no control, including additional staffing, heightened security and alternative procedures. Testing of our contingency planning is well underway, with results to be reported to our primary regulator as of June 30, 1999.

SAFEGUARDING INVESTORS INTERESTS

As the Year 2000 approaches, we are confident that the following factors will ensure that the safety and service to our customers will remain intact:

-   Year 2000 is a top priority and our most important technology initiative

- Remediation, testing and certification of our mission critical systems was substantially completed in 1998

- All Year 2000 efforts of financial institutions are being carefully reviewed by federal regulatory agencies. Redding Bank of Commerce completed an FDIC Y2K examination in January 1999 with positive results.

- The Federal Reserve Bank has ordered an additional $50 billion in currency to cover any increase in demand, and you will have access to your money.

- The Federal Deposit Insurance Corporation (FDIC) has issued notices to remind all insured depositors that the Year 2000 will not affect their $100,000 deposit insurance coverage.

- Even though we have every confidence in our Year 2000 efforts, written contingency plans are in place to address challenges that may arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

          The formal policies and practices adopted by the Bank to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 and 200 basis points.

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

        To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 1999 the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $363,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 1998, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $543,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM #2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There have been no changes in securities of the Company during the first quarter of 1999. The authorized Common Stock of the Company consists of 10,000,000 shares no par value. As of March 31, 1999, there were issued and outstanding 2,690,103 shares of Common Stock.

ITEM #3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM #4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM #5. OTHER INFORMATION

N/A.

ITEM #6A. EXHIBITS

27. FINANCIAL DATA SCHEDULE FOR PERIOD ENDED MARCH 31, 1999.

ITEM #6B. REPORTS ON FORM 8-K

N/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)

Date:  April 30, 1999                              /s/ Linda J. Miles
                                                   -----------------------------
                                                   Linda J. Miles
                                                   Executive Vice President &
                                                   Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
  No.                           Description
-------                         -----------
  27                            Financial Data Schedule