Form 10-Q
period 1999-06-30
REDDING BANCORP
filed 1999-08-10
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. June 30, 1999:
        2,650,828

                                 REDDING BANCORP
                                       AND
                                  SUBSIDIARIES

                                      INDEX

--------------------------------------------------------------------------------

PART I.  Financial Information                                                  Page:

        Item 1. Financial Statements

        Consolidated Statements of Operations
        Three and six months ended June 30, 1999 and 1998.......................  3

        Consolidated Balance Sheets
        June 30, 1999 and December 31, 1998.....................................  4

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1999 and 1998.................................  5

        Notes to Consolidated Financial Statements..............................  6

        Item 2. Management's Discussion and Analysis
                Of Financial Condition and Results of Operations................  8

        Item 3. Quantitative and Qualitative Disclosure about Market
                Risk............................................................ 18

PART II. Other Information

        Item 1. Legal proceedings............................................... 20

        Item 2. Changes in Securities and use of proceeds....................... 20

        Item 3. Defaults Upon Senior Securities................................. 20

        Item 4. Submission of Matters to a Vote of Security Holders............. 20

        Item 5. Other Information............................................... 21

        Item 6. Exhibits and Report on Form 8-K................................. 21

SIGNATURES...................................................................... 21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         REDDING BANCORP & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                   (UNAUDITED)

                                      Three months      Three months       Six months       Six months
                                         Ended              Ended            Ended             Ended
                                     June 30, 1999      June 30, 1998    June 30, 1999     June 30, 1998
                                     -------------      -------------    -------------     -------------
Interest Income:
   Interest & Fees on Loans              $3,526            $3,107            $6,907            $6,084
   Interest on Investments               $  528            $  776            $1,037            $1,629
   Interest on Fed Funds Sold            $  122            $  136            $  311            $  217
                                         ------            ------            ------            ------
       Total Interest Income             $4,176            $4,019            $8,255            $7,930
                                         ------            ------            ------            ------

Interest Expense:
   Interest on  Checking                 $  226            $  274            $  345            $  390
   Interest on Savings                   $   19            $    9            $  181            $  176
   Interest on Time Deposits             $1,222            $1,162            $2,419            $2,323
                                         ------            ------            ------            ------
       Total Interest Expense            $1,467            $1,445            $2,945            $2,889
                                         ------            ------            ------            ------

Net Interest Income:                     $2,709            $2,574            $5,310            $5,041
Provision for Loan Loss:                 $   15            $    0            $   40            $  145
                                         ------            ------            ------            ------
Net Interest Income After
Provision                                $2,694            $2,574            $5,270            $4,896
                                         ------            ------            ------            ------

Noninterest  Income:
   Service Charges                       $   72            $   53            $  145               106
   Credit Card Income, net               $  471            $  439            $  886            $  889
   Other Income                          $  225            $   54            $  418            $  227
                                         ------            ------            ------            ------
       Total Other Income                $  768            $  546            $1,449            $1,222
                                         ------            ------            ------            ------

Noninterest Expense:
   Salaries & Benefits                   $  892            $  830            $1,855            $1,650
   Occupancy & Equipment                 $  219            $  211            $  448            $  415
   DP & Other Professional               $  142            $   19            $  365            $  187
   Other Expense                         $  405            $  326            $  758            $  633
                                         ------            ------            ------            ------
       Total Other Expense               $1,658            $1,386            $3,426            $2,885
                                         ------            ------            ------            ------

Income before Income Taxes               $1,804            $1,733            $3,293            $3,233
   Provision for Income Taxes            $  670            $  646            $1,260            $1,194
                                         ------            ------            ------            ------

Net Income                               $1,134            $1,088            $2,033            $2,039
                                         ======            ======            ======            ======

Basic Earnings Per Share                 $ 0.43            $ 0.41            $ 0.77            $ 0.76
Weighted Average Shares                   2,651             2,684             2,650             2,684
Diluted Earnings Per Share               $ 0.40            $ 0.40            $ 0.71            $ 0.76
Weighted Average Shares                   2,856             2,741             2,855             2,690

                         REDDING BANCORP & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                            June 30, 1999   December 31, 1998
                                            -------------   -----------------
Assets:
Cash & Due From Banks                          $  10,206       $  10,010
Federal Funds Sold                                 8,630          16,790
                                               ---------       ---------
       Cash and cash equivalents                  18,836          26,800

Investment Securities:
Available for sale (amortized cost
$31,396 and $45,721)                              31,117          24,519
Held to maturity (market value of
$6,529 and $8,835)                                 6,480           8,038
                                               ---------       ---------
                                                  37,597          32,557

Portfolio Loans:
Real Estate - Construction                        29,678          29,470
Real Estate - Commercial                          76,937          69,742
Commercial & Financial                            52,699          46,890
Installment Loans                                    291             298
Other Loans                                        1,223           2,225
                                               ---------       ---------
       Total Gross Loans                         160,828         148,625

Deferred loan fees                                  (367)           (423)
Less allowance for loan losses                    (3,276)         (3,235)
                                               ---------       ---------
Net Loans                                        157,185         144,967
Premise & Equipment                                5,603           5,604
Other Assets                                       5,109           6,157
                                               ---------       ---------
       Total Assets                            $ 224,330       $ 216,085
                                               =========       =========

Liabilities:
   Demand Accounts                             $  45,493       $  39,709
   NOW & Money Market                             39,682          42,810
   Savings Accounts                               11,116          13,083
   Time Accounts                                  99,605          93,019
                                               ---------       ---------
       Total Deposits                            195,896         188,621

Other Liabilities                                  2,844           2,810
                                               ---------       ---------
       Total Liabilities                         198,740         191,431
                                               ---------       ---------

Shareholders Equity:
   Common Stock                                    3,918           4,714
   Retained Earnings                              21,251          19,818
   Accumulated other comprehensive income           (179)            122
                                               ---------       ---------

       Total Shareholders Equity                  25,590          24,654
                                               ---------       ---------


       Total Liabilities & Equity              $ 224,330       $ 216,085
                                               =========       =========



See notes to financial statements.

                         REDDING BANCORP & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            June 30, 1999    June 30, 1998
                                                            -------------    -------------
Cash flows from operating activities:
        Net Income                                             $  2,033       $  2,039
Adjustments to reconcile net income to net
cash provided by operating activities:
       Provision for loan losses                                     40            145
       Provision for depreciation                                   226            217
       Compensation associated with stock options                    --             --

       Amortization of investment premiums and
       Accretion of discounts, net                                  (63)           (35)
       Gain on sale of loans                                       (113)           (11)
       Proceeds from sales of loans                               3,752            886
       Loans originated for sale                                 (3,639)          (875)
       Decrease in other assets                                   1,048            486
       Increase in deferred loan fees                               (55)            76
       Increase in other liabilities                                 34           (104)
                                                               --------       --------
          Net cash provided by operating activities               1,230            785
                                                               --------       --------


Cash flows from investing activities:
       Proceeds from  maturities of
         available for sale securities                           13,023         11,425
       Purchases of available for sale securities               (18,301)        (1,019)
       Loan origination's,  net of principal
         repayments                                             (12,203)        (9,760)
       Purchases of premises and equipment                         (241)           (41)
       Proceeds from sale of equipment                               16             --
                                                               --------       --------
       Net cash used by investing activities                    (17,706)          (605)
                                                               --------       --------

Cash flows from financing activities:
       Net increase in demand deposits and savings                  689            496
       Net (decrease) increase in certificates of deposit         6,586              0
       Cash dividends                                                --             --
       Common stock repurchase transactions                        (832)            --
        Common stock options exercised                               36             --
                                                               --------       --------
       Net cash provided by financing activities                  6,479            496
                                                               --------       --------

Net (decrease) increase in cash and cash equivalents             (7,964)         3,925

Cash and cash equivalents at beginning of year                   26,800         18,331
                                                               --------       --------

Cash and case equivalents at end of year                       $ 18,836       $ 22,256
                                                               ========       ========

Supplemental disclosures:
       Cash paid during the period for:
               Income taxes                                         925          1,155
               Interest                                           2,964          2,891
Non-cash investing and financing activities:
      Transfer from loans to other real estate owned                212             53

                         REDDING BANCORP & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 1998 Annual Report to Shareholders. The statements include the accounts of Redding Bancorp ("Redding"), and its wholly owned subsidiary, Redding Bank of Commerce ("RBC"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2.      EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 1999 and 1998.

                                         Three months ended              Six months ended
                                              June 30,                      June 30,
                                    --------------------------      --------------------------
Basic EPS Calculation:                  1999           1998            1999            1998
                                    ----------      ----------      ----------      ----------
   Numerator (net income)           $    1,134      $    1,088      $    2,033      $    2,039
   Denominator (average common
   Shares outstanding)               2,650,828       2,684,103       2,655,828       2,684,103

Basic Earnings per share            $     0.43      $     0.41      $     0.77      $     0.76

Diluted EPS Calculation:
   Numerator (net income)           $    1,134      $    1,088      $    2,033      $    2,039
   Denominator:
   Average common shares
     outstanding                     2,650,828       2,684,103       2,655,828       2,684,103
   Options                             204,893          57,021         219,164           6,000
                                    ----------      ----------      ----------      ----------

Diluted Earnings per share          $     0.40      $     0.40      $     0.71      $     0.76

3.      COMPREHENSIVE INCOME

        The Company's total comprehensive earnings were as follows:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                  ---------------------       ---------------------
                                                    1999         1998           1999         1998
                                                  -------       -------       -------       -------
Net Income as reported                            $ 1,134       $ 1,088       $ 2,033       $ 2,039
Other comprehensive income
  (net of tax):
Change in unrealized holding
gain (loss) on available for sale securities          (88)           (8)         (301)          (19)
Reclassification adjustment                            --
                                                  -------       -------       -------       -------
Total comprehensive income                        $ 1,046       $ 1,080       $ 1,732       $ 2,020
                                                  =======       =======       =======       =======


4.      COMMON STOCK DIVIDEND

No dividends were declared in the first or second quarter of 1999. The last dividend the Board of Directors declared was on September 15, 1998. An annual cash dividend of 50 cents per share on the Company's Common Stock was paid to shareholders of record as of October 1, 1998 and was paid on October 22, 1998.

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

               The following table presents financial information about the Company's reportable segments:

                                          Three months ended        Six months ended
                                                June 30,                June 30,
                                          -------------------      ------------------
Net income before taxes                     1999        1998        1999        1998
                                           ------      ------      ------      ------
Net income before taxes allocated to:
Commercial Banking                         $  663      $  649      $1,147      $1,150
Credit card services                          471         439         886         889
                                           ------      ------      ------      ------
                                           $1,134      $1,088      $2,033      $2,039

6.      NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and hedging activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date for the statement has been postponed until the year 2001. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT.

This quarterly report on Form 10-Q includes forward-looking information, which is subject to the "safe harbor" created by the Securities Act of 1933, and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

        ~ Competitive pressure in the banking industry and changes in the regulatory environment.

        ~ Changes in the interest rate environment and volatility of rate sensitive deposits.

        ~ The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

        ~ Credit quality deteriorates which could cause an increase in the provision for loan losses.

        ~   Losses in the Company's merchant credit card processing business.

        ~   Asset/Liability matching risks and liquidity risks.

        ~   Changes in the securities markets.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the heading "Risk factors that may affect results". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1998 to June 30, 199. Also discussed are significant trends and changes in the Company's results of operations for the six months ended June 30, 1999, compared to the same period in 1998. The financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

RESULTS OF OPERATIONS

        The company reported net income of $1,134,000 ($0.43 per share, diluted) for the three months ended June 30, 1999, compared to $1,088,000 ($0.38 per share, diluted) for the same period in 1998. Net income for the six months ended June 30, 1999, was $2,033,000 ($0.71 per share, diluted), compared to $2,039,000
($0.76 per share, diluted) for the six months ended June 30, 1998. The decrease in the second quarter and first half of 1999 compared to the prior year can be attributed to the addition of staff in the Company's accounting and loan production offices, coupled with professional fee expenses related to the filing of our registration statement and preparation of Form 10-K with the Securities and Exchange Commission.


NET INTEREST INCOME

        The primary source of income for the Bank is derived from net interest income, which is the difference between the interest earned from loans and investments less the interest paid on deposit accounts and borrowings. Net interest income increased from $5.0 million in the six months of 1998 to $5.3 million in the six months of 1999, representing a 5.3% increase.

         Net interest income increased $135,000 or 5.24% in the second quarter of 1999 over the first quarter 1999. Net interest income of $5.3 million for the six months ended June 30, 1999 represents a $269,000 dollar increase or 5.3% over the same period a year ago. Net interest income increases in 1999 over 1998 were primarily the result of loan growth, which increased the volume of earning assets and improved the Bank's interest income through reinvestment of maturing securities into higher yielding loans. Quarter to quarter comparison of net interest income during 1999 was $2.7 million in the second quarter, versus $2.6 million in the first quarter, representing a 5.1% increase.

        Total interest expense increased $56,000 from $2.8 million in the first six months of 1998 to $2.9 million in the first six months of 1999, a 1.9% increase. Interest expense for the second quarter 1999 increased a moderate $22,000 or a 1.5% increase over the prior quarter. The increase in total interest expense in the first six months 1999 is attributed to the deposit growth in higher yielding time certificates of deposit.

        The Company's net interest margin (net interest income divided by average earning assets) was 5.22% in the first six months of 1999, versus 5.53% for the first six months of 1998. The decrease in the Company's net interest margin for the first six months of 1999 versus 1998 can be directly attributed to an increasing competitive pricing market for loan production as represented in the drop in yield on portfolio loans to 9.13% from 10.28% a year ago. This highly competitive environment, both banking and non-banking, is expected to continue.

The following is an analysis of net interest margin for the periods indicated:

                                      June 30, 1999                          June 30, 1998
                           --------------------------------        --------------------------------

(Dollars in thousands)     Average                       %         Average                        %
                           Balance      Interest      Yield        Balance       Interest     Yield
                           ----------   --------      -----        --------      --------     -----
Earning assets(1)          $  205,081   $ 8,255       8.12%        $183,741      $  7,930     8.70%
Interest bearing           $  152,432   $ 2,945       3.90%        $141,417      $  2,889     4.12%
                                        -------                                  --------
liabilities

Net interest income                     $ 5,310                                  $ 5,041

Net interest income to                                5.22%                                   5.53%
earning assets

The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                                SIX MONTHS ENDED

                                                       JUNE 30,                           JUNE 30,
(Dollars in thousands)                                  1999                                1998
                                       ----------------------------------    -----------------------------------
                                        Average                    Yield/     Average                     Yield/
                                        Balance      Interest       Rate      Balance     Interest         Rate
                                       --------     ---------      ------    ---------    --------        ------
EARNING ASSETS
Portfolio Loans                        $152,603     $  6,907        9.13%    $119,385     $  6,084        10.28%
Tax Exempt Securities                     5,751          123        4.31%      10,414          205         3.97%
US Government                            24,257          648        5.39%      35,060        1,092         6.28%
Federal Funds Sold                       13,526          311        4.64%       8,710          216         5.00%
Other Securities                          8,944          266        6.00%      10,172          333         6.60%
                                       --------     --------        ----     --------     --------         -----
Average Earning Assets                 $205,081     $  8,255        8.12%    $183,741     $  7,930         8.70%
                                                    --------                              --------

Cash & Due From Banks                  $  9,588                              $ 10,570
Bank Premises                             5,651                                 5,751
Allowance for Loan Losses                (3,248)                               (2,916)
Other Assets                              4,870                                 4,969
                                       --------                              --------
Average Total Assets                   $221,942                              $202,115
                                       ========                              ========

INTEREST BEARING LIABILITIES
Demand Interest Bearing                $ 40,494     $    345        1.72%    $ 41,913     $    390         1.88%
Savings Deposits                         13,464          181         2.7       12,839          176         2.76%
Certificates of Deposit                  98,474        2,419        4.95%      86,665        2,323         5.47%
                                       --------     --------        ----     --------     --------         -----
                                        152,432        2,945        3.90%     141,417        2,889         4.12%
                                                    --------                              --------
Non interest  Demand                     42,340                                36,605
Other Liabilities                         2,624                                 2,197
Shareholder Equity                       24,546                                21,896
                                       --------                              --------
Average Liabilities and
Shareholders Equity                    $221,942                              $202,115
                                       ========                              ========

Net Income and Net Interest
Margin                                              $  5,310        5.22%                 $  5,041         5.53%
                                                    ========                              ========


--------------
(1) Nonaccrual loans are included in the calculation of average balance of earning assets, and interest is not included in the earnings.

               The Company's average total assets increased to $221.9 million in the first six months of 1999 from $202.1 million in the first six months of 1998, representing a 9.8% increase. In the second quarter of 1999, the Company's average loan portfolio increased by $21.3 million, an 11.6% increase over the second quarter 1998.

               The Company's net interest margin (net interest income divided by average earning assets) was 5.22% in the first six months of 1999, versus 5.53% for the first six months of 1998. The decrease in the Company's net interest margin for the first six months of 1999 versus 1998 can be directly attributed to an increasing competitive pricing market for loan production as represented in the drop in yield on portfolio loans to 9.13% from 10.28% a year ago. The increase in average portfolio loans has been funded from maturing investment securities.

               US Government agency investments with higher yielding call features have been called by the issuer. These investment securities have not been reinvested in the bond market, resulting in a drop in yield to 5.39% at June 30, 1999 versus 6.28% a year ago.

               The Company's average noninterest-bearing demand deposits increased from $36.6 million in 1998 to $42.3 million in the first six months of 1999, representing an 15.7% increase over the like period in 1998. This increase in demand deposits coupled with a drop in interest rates on certificates of deposit resulted in a reduction in the cost of funds to 3.20% at June 30, 1999 versus 4.12% a year ago.

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN
NET INTEREST INCOME

(Dollars in thousands)                JUNE 30, 1999     OVER      JUNE 30, 1998
                                      -------------     ----      -------------
                                         Volume         Rate         Total
                                         ------         ----         -----
Increase(Decrease) In
Interest Income
Portfolio loans                          $ 2,195      ($1,373)     $   822
Tax exempt securities                       (118)          38          (80)
US Government securities                    (131)        (313)        (444)
Federal Funds Sold                           128          (34)          94
Other Securities                              (6)         (61)         (67)
                                         -------      -------      -------
Total Increase/(Decrease)                $ 2,068      ($1,743)     $  (325)
                                         -------      -------      -------


Increase(Decrease) In
Interest Expense
Interest Bearing Demand                  $    21      $   (67)     $   (46)
Savings Deposits                              12           (7)           5
Certificates of Deposit                      488         (391)          97
                                         -------      -------      -------
Total Increase/(Decrease)                $   521      $  (465)     $    56
                                         -------      -------      -------
Net Increase/(Decrease)                  $ 1,547      $(1,278)     $   269
                                         =======      =======      =======

NONINTEREST INCOME

        The Company's noninterest income consists primarily of service charges on deposit accounts and processing fees for merchants who accept credit and debit cards as payment for goods and services. Noninterest income also includes ATM fees earned at various locations. For the period ended June 30, 1999, noninterest income represented 14.9% of the Company's revenues, versus 13.3% for the same period in 1998.

 Service charge income increased 36.7% over the like period in 1998 due to increased volume in demand accounts and an adjustment in the overdraft fee schedule. Other income increased by $191 thousand or 84.1% over the like period in 1998. During the second quarter of 1999, SBA loans were sold resulting in an immediate gain on sale of $77 thousand. Also during the second quarter of 1999, two additional offsite ATM machines were installed and transaction fees were increased. Mortgage loan interest rates spurred some refinance activity resulting in an increase in mortgage premium fees from loans sold during the second quarter of 1999.

The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)                Three Months Ended          Six Months Ended
                                          June 30,                     June 30,
                                   -----------------------      ---------------------
Noninterest Income                 1999          1998           1999          1998
                                   --------      ---------      --------      -------
   Service Charges                 $    72       $    53        $    145      $   106
   Credit  Card  Income, net           471           439             886          889
   Other Income                        225            54             418          227
                                   -------       --------        -------      -------
Total noninterest income           $   768        $  546         $ 1,449      $ 1,222
-------------------------------------------------------------------------------------

NONINTEREST EXPENSE

        Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expense and other operating expenses. For the period ended June 30, 1999, noninterest expense totaled $3.4 million versus $2.9 million for the same period in 1998 or an 18.7% increase.

The increase in noninterest expense is attributable to the expenses related to the Company's decision to register its Common Stock under the Exchange Act in order to increase shareholder value by improving liquidity and increasing public information about the Company. Professional fees were incurred during the preparation of the Company's first Form 10-K filing. These professional fees totaled $113,000 in the first quarter of 1999 and $87,000 for the second quarter of 1999. During 1998, and early 1999 additional staff was added to expand the accounting team and the loan production office in Roseville, representing a 12.4% increase in salaries and benefits.

        The following table sets forth a summary of noninterest expense for the periods indicated.

                                     Three months ended           Six months ended
                                          June 30,                     June 30,
                                   -----------------------      ---------------------
Noninterest Expense                1999          1998           1999          1998
                                   --------      ---------      --------      -------
    Salaries and Benefits          $   892        $  830         $ 1,855       $1,650
    Occupancy & Equipment              219           211             448          415
    DP & Professional fees             142            19             365          187
    Other Expenses                     405           326             758          633
                                   -------       -------         -------       ------
Total Noninterest expense          $ 1,658        $1,386         $3,426        $2,885
-------------------------------------------------------------------------------------


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

        The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                               Three months ended           Six months ended
                               June 30,                     June 30,
                               -------------------------    -----------------------
                               1999           1998          1999          1998
                               -----------    ----------    ----------    ---------
Tax provision                  $    670       $   646       $  1,260      $  1,194
Effective tax rate                 37.1%         37.2%         38.2%         36.9%
-------------------------------------------------------------------------------------

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company's tax provision is attributable to increases in the Company's net income, the non-deductibility of certain professional fees in connection with the preparation of the Company's registration statement, and a 39% reduction in investments held in the tax-exempt municipal securities portfolio.

ASSET QUALITY

        The Company concentrates its lending activities primarily within Shasta County, California, and the location of the Bank's two full service branches. The Company also makes loans to borrowers in Butte, El Dorado, Placer, Sacramento and Tehama counties through its loan production offices. Portfolio loans have increased $2.6 million in the first half of 1999, or 1.8%. The increases are primarily in the commercial & financial and commercial real estate segments.

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

                                      June 30, 1999       December 31, 1998
                                      -------------       -----------------
Commercial & Financial                  $  52,699             $  46,890
Real Estate-Construction                   29,678                29,470
Real Estate-Commercial                     76,937                69,742
Installment                                   291                   298
Other Loans                                 1,223                 2,225
Less:
Deferred Loan Fees and Costs                 (367)                 (423)
Allowance for Loan Losses                  (3,276)               (3,235)
                                        ---------             ---------
Total Net Loans                         $ 157,185             $ 144,967
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

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)

                                      June 30, 1999         December 31, 1998
                                      -------------         -----------------
Nonaccrual loans                         $  982                $  942
90 days and still accruing                    0                    46
Restructured loans in compliance
with modified terms                           -                     -

Other Real Estate Owned                       0                    66


        The Company's nonaccrual loans increased from $942 thousand to $982 thousand in the first six months of 1999, a 4.2% decrease. OREO properties decreased to zero in the same period. The decrease in OREO properties is attributable to one property that has been sold.

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

The adequacy of the ALLL is measured: in part by an internal grading system. Each loan being originated or renewed is assigned a grade with a risk-weight factor. Careful analysis, coupled with discussions with Officers and Directors enable the Bank to pinpoint loans that need strengthening and careful management if they are to be collected. Assets are assigned a risk rating based on the Bank's best judgement concerning the degree of risk and the likelihood of orderly collection. On a monthly basis, trial balances sorted by grade are generated. Specific credits which have deteriorating trends are identified, reclassified to a new grade, or assigned a specific risk-weight based on management judgement and understanding of the risk of the borrower and to asses the inherent risks associated with the credit.

        The risk-weight factor applied is then applied to the grade to determine the funding requirements of the ALLL. The Bank's ALLL increased to $3,276,000 in the first six months of 1999 from $3,235,000 at December 1998. At December 31, 1998, the Allowance for Loan and Lease Losses was over-funded by the calculation of the risk-weight factor by grade, approximately $187,000. This over-funding has allowed for the rapid growth of the loan portfolio without additional provision being charged to expense. At June 30, 1999, the ALLL was over-funded by the calculation of risk-weight factor by grade, approximately $5,000. The allowance for loan losses as a percentage of portfolio loans decreased from 2.40% at June 30, 1998 to 2.04% at June 30, 1999. The decrease as a percentage reflects the use of the $187,000 over-funding applied towards the growth of the portfolio. Management expects to see additional charges to the provision to fund the growth in the loan portfolio for the second half of 1999.

        The following table summarizes the activity in the ALLL reserves for the periods indicated.

                                           Three months ended              Six months ended
                                                June 30,                      June 30,
                                        -----------------------         -----------------------
                                          1999           1998             1999           1998
                                        -------         -------         -------         -------
Beginning balance for Loan Losses       $ 3,210         $ 2,939         $ 3,235         $ 2,819
Provision for Loan Losses                    15               0              40             145
Charge offs:
Commercial                                   (0)            (32)             (0)            (40)
Real Estate                                  (0)             (6)            (33)            (22)
Other                                        (0)            (11)            (22)            (19)
                                        -------         -------         -------         -------
Total Charge offs                            (0)            (49)            (55)            (81)

Recoveries:
Commercial                                    0              50               5              53
Real Estate                                  40               5              40               5
Other                                        11              13              11              17
                                        -------         -------         -------         -------
Total Recoveries                             51              68              56              75

Ending Balance                          $ 3,276         $ 2,958         $ 3,276         $ 2,958
ALLL to total loans                        2.04%           2.40%           2.04%           2.40%
Net Charge offs to average loans           0.00%           0.00%           0.00%           0.00%
------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

        Total investment securities increased 5.0 million in the first six months of 1999 or 15.5%. The increase is primarily in US Government and Agency securities and can be directly attributed to the increase in deposits during this same period.

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

        Because estimates of the Bank's liquidity needs may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits. The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $49.9 million, or 22.2% of total assets, at June 30, 1999 compared to $51.3 million or 23.8% of total assets at December 31, 1998.

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

        The following table sets forth the Bank's capital ratios as of the second quarter 1999.

                                          June 30, 1999    December 31, 1998
                                          -------------    -----------------
Total Risk-Based Capital                     16.17%             15.58%
Tier 1 Capital to Risk-Based Assets          14.91%             14.33%
Tier 1 Capital to Average Assets             11.31%             10.95%
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

YEAR 2000 STRATEGY

The Y2K Contingency Team has developed a comprehensive plan for achieving compliance. The five-step process consists of the following:

~ Awareness - creating and maintaining awareness of the Bank's Year 2000 effort at all levels of the company. This step has been completed.

~ Assessment - Determining which operating systems, computers, applications and facilities need to be fixed and prioritizing remediation efforts. This step has been completed.

~ Renovation - The "fix-it" stage of the process. This step has been completed for all of the Company's mission critical software systems.

~ Validation - The testing and certification stage of the process. Testing of our mission-critical systems was substantially completed in 1998.

~ Implementation - Renovated and validated fixes will be put into production well before 2000 so that we can test interfaces with customers, business partners, government institutions and others.

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

We have also inventoried our environmental systems such as elevators, vault timers, security systems, and climate control systems. Vendors have been contacted and Year 2000 compliance has been retrofitted and tested on internal environmental systems.

RENOVATION AND TESTING FOR YEAR 2000

Renovation and testing efforts were substantially completed by December 31, 1998. The testing of the mission critical system applications for core banking product provided by the Bank's primary vendor was completed and results certified during November and December 1998.

BUSINESS RESUMPTION CONTINGENCY PLANS

Attaining Year 2000 readiness is one of the most complex and challenging issues facing financial institutions. Substantial resources and time were expended to renovate or replace mission-critical systems, yet despite this effort and commitment, the risk of disruption to business processes remains. A Business Resumption Plan is needed to provide assurance that the mission critical functions will continue if one or more systems fail.

The Company has already established a Y2K Action Team comprised of an Executive Division that includes directors and senior management as well as management representatives from all major business. This team has and will continue to discuss issues, which might impact the Bank's ability to conduct business in a convenient fashion, as a result of a Y2K failure. The Y2K Action Team has identified the Company's core business processes as follows:

        A. Accepting deposits and paying withdrawals
        B. Purchasing and selling securities and Federal Funds
        C. Making, selling and administering loans
        D. Conducting in-house data processing
        E. Conducting item processing
        F. Sending and receiving wire transfers and ACH transactions
        G. Maintaining liquidity and cash availability
        H. Clearing check items for customers and paying "on-us" checks
        I. Providing customer service, including account information
        J. Providing payroll services and merchant bankcard services

The Bank has identified ten MISSION CRITICAL vendors. They are Pacific Bell Telephone Company (Pacific Bell), City of Redding Electric Utilities, the Federal Reserve Bank, Peerless Group Inc., Document Solutions Inc. (DSI), Deluxe Data (Deluxe), CFI Pro Services (CFI), ACCPAC International (payroll services), First Data Resources (FDR) and Cardservice International (merchant bankcard services). The Bank has successfully tested Federal Reserve applications on-line with the Federal Reserve Bank of San Francisco while also testing Peerless/DSI applications in-house. Deluxe, CFI and ACCPAC have all been tested successfully in-house. FDR (our Visa/MasterCard processor) has successfully done end point testing directly with Visa and MasterCard. No testing is available for Pacific Bell or City of Redding Utilities. The Bank is totally dependent upon public announcements made by Pacific Bell and City of Redding Utilities as to their respective Y2K readiness.

The Company has determined that merchant bankcard services including ACH origination, wire transfer, settlement and balancing can be processed manually through the use of paper reports provided by FDR. Cardservice International's internal network access system (CAN) is at 75% completion of the renovation phase according to the latest report that was received dated April 1999. The CAN system is not considered a mission critical system to the Company's processing.

The Company has established the Y2K Action Team to implement the required Y2K actions. The Y2K Team is responsible for developing and monitoring the implementation and testing of the Y2K Contingency Plan. Management is responsible for directing the activities of the Committee and reporting to the Board of Directors on the progress in the development and implementation of the Y2K Contingency Plan.

The Company's Y2K Contingency Plan will be reviewed, updated and validated on a continuous basis by the Y2K Action Team.

Manual testing of each core business process has been completed. Testing and refining of manual systems will continue up to and into the new millennium.

A test with Peerless Recovery was executed on May 26, 1999. This was to test the re-routing of the ACH and MICR files from San Francisco Federal Reserve to the Dallas Fed Peerless Recovery was able to pick up the files and turn a complete cycle of all of Redding Bank of Commerce's applications.

READINESS STATEMENT

Redding Bank of Commerce is ready for the Year 2000. The company recognized the critical importance of Year 2000 system compliance and began addressing this issue in 1996. The company has completed the full integration of systems identified as mission critical. Each system that supports and maintains customer accounts has been tested and where necessary, replaced or upgraded to recognize the Year 2000. The company has successfully met the June 30, 1999 goal for testing key business processes and technology and has met federal regulatory requirements. The company will continue to test systems, refine contingency plans and monitor the readiness of vendors and suppliers. These ongoing security efforts will ensure business as usual into the new millennium.

The testing of the hardware and software that the Bank categorizes as mission critical has been completed. A "Year 2000 compliant" product, when used in accordance with its product documentation, in all material respects accurately processes date-data (calculating, comparing and sequencing dates) from 1999 to 2000, and leap year calculations, provided all other products used in combination with the product properly exchange data with it and are themselves Year 2000 compliant in exchanging date-data in a four-year-digit format.

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

        To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At June 30, 1999 the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $389,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 1998, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $543,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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


ITEM #2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 1999, the Board of Director's of Redding Bancorp approved a repurchase program for Redding Bancorp stock. The purpose of the Treasury Stock Repurchase program is to provide greater liquidity for investor's and to mitigate the dilution effects of the Redding Bancorp 1998 Stock Option Plan. The program establishes a systematic buyback approach using a seven-year ramp. The program authorized the buyback of up to 50,000 shares of the Company's stock during 1999. As of June 30, 1999 the Company has repurchased 39,575 shares. These shares have been retired. The authorized Common Stock of the Company consists of 10,000,000 shares no par value. As of June 30, 1999 there were issued and outstanding 2,650,828 shares of Common Stock.

ITEM #3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM #4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual shareholders meeting of the Company was held on Tuesday, April 20, 1999, in the lobby of the Redding Bank of Commerce located at 1951 Churn Creek Road, Redding, California 96002. There were six items of business brought before shareholders for approval.

(b) Proxies for the Annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. 82.2% of the outstanding voting stock of the company was present by proxy or in person. There were no solicitations in opposition to management's nominees for directors as listed in the Company's proxy statement for the annual meeting, and all such nominees were elected.

-------------------------------------------------------------------------------------------
Nominee                   For               Against            Abstain            Broker
                                                                                  Non-Votes
-----------------------   ---------------   ---------------    --------------     ---------
Robert C. Anderson        2,218,278         10,317             0                  0
Russell L. Duclos         2,218,278         10,317             0                  0
Welton L. Carrel          2,218,278         10,317             0                  0
John C. Fitzpatrick       2,218,278         10,317             0                  0
Kenneth R. Gifford Jr.    2,218,278         10,317             0                  0
Harry L. Grashoff, Jr.    2,218,278         10,317             0                  0
Eugene L. Nichols         2,218,278         10,317             0                  0
David H. Scott            2,218,278         10,317             0                  0
-------------------------------------------------------------------------------------------


Proposal #2: Amendment of Articles of Incorporation concerning authorization of preferred stock.

-------------------------------------------------------------------------------------------
For                       Against                 Abstain                Broker Non-votes
---------------------     ----------------        ------------------     ----------------
1,799,665                 149,103                 0                      245,147
-------------------------------------------------------------------------------------------

Proposal #3: Amendment of Articles of Incorporation concerning supermajority voting and fair price provision.

-------------------------------------------------------------------------------------------
For                       Against                 Abstain                Broker Non-votes
---------------------     ----------------        ------------------     ----------------
1,818,391                 123,291                 0                      245,147
-------------------------------------------------------------------------------------------

Proposal #4: Amendment of Articles of Incorporation concerning action by written consent of shareholders.

-------------------------------------------------------------------------------------------
For                       Against                 Abstain                Broker Non-votes
---------------------     ----------------        ------------------     ----------------
1,818,391                 104,967                 0                      245,147
-------------------------------------------------------------------------------------------

Proposal #5: Amendment of Articles of Incorporation concerning limitation of Director liability and Indemnification of agents.

-------------------------------------------------------------------------------------------
For                       Against                 Abstain                Broker Non-votes
---------------------     ----------------        ------------------     ----------------
1,940,541                 97,059                  0                      146,265
-------------------------------------------------------------------------------------------

Proposal #6: Ratification of the appointment of Independent Auditors.

-------------------------------------------------------------------------------------------
For                       Against                 Abstain                Broker Non-votes
---------------------     ----------------        ------------------     ----------------
2,195,388                 9,000                   0                      0
-------------------------------------------------------------------------------------------


ITEM #5. OTHER INFORMATION

N/A.

ITEM #6A. EXHIBITS

Ex-27.1. Financial Data table for the periods ended June 30, 1999 and June 30, 1998.

ITEM #6B. REPORTS ON FORM 8-K

Form 8-K dated April 30, 1999 announcing results of annual shareholders meeting.

Form 8-K dated May 20, 1999 announcing Redding Bancorp Treasury Stock Repurchase program.

Form 8-K dated July 2, 1999 announcing second quarter 1998 earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)

Date:  July 29, 1999                               /s/ Linda J. Miles
                                                   Linda J. Miles
                                                   Executive Vice President &
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
27.1.               Financial Data table for the periods ended June 30, 1999 and June 30, 1998.