Form 10-Q
period 1999-09-30
REDDING BANCORP
filed 1999-11-12
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-25135

                                 REDDING BANCORP
             (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                   94-2823865
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

        1951 CHURN CREEK ROAD
         REDDING, CALIFORNIA                               96002
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (530) 224-3333

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. September 30, 1999: 2,639,872

REDDING BANCORP & SUBSIDIARIES

INDEX TO FORM 10-Q

================================================================================

PART I.  Financial Information                                                                      Page:

         Item 1. Financial Statements

         Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998 ...................................................3

         Consolidated Statements of Income
          Three and nine months ended September 30. 1999 and 1998.....................................4

         Consolidated Statements of Cash Flows
         Six months ended September 30, 1999 and 1998.................................................5

         Notes to Consolidated Financial Statements ..................................................6

         Item 2. Management's Discussion and Analysis
                     Of Financial Condition and Results of Operations.................................8

         Item 3. Quantitative and Qualitative Disclosure about Market Risk...........................18

PART II. Other Information

         Item 1. Legal proceedings...................................................................20

         Item 2. Changes in Securities and use of proceeds...........................................20

         Item 3. Defaults Upon Senior Securities.....................................................20

         Item 4. Submission of Matters to a Vote of Security Holders.................................20

         Item 5. Other Information...................................................................21

         Item 6. Exhibits and Report on Form 8-K.....................................................21

SIGNATURES...........................................................................................21

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REDDING BANCORP & SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                Unaudited
                                                       September 30, 1999      December 31, 1998
                                                       ------------------      -----------------
Assets:
Cash & Due From Banks                                          $   11,422             $   10,010
Federal Funds Sold                                                 10,220                 16,790
                                                               ----------             ----------
            Cash and cash equivalents                              21,642                 26,800

Investment Securities:
Available for sale (amortized cost $36,232 and $45,721)            35,935                 24,519
Held to maturity (market value of $6,073 and $8,207)                6,033                  8,038
                                                               ----------             ----------
                                                                   41,968                 32,557

Portfolio Loans:
Real Estate - Construction                                         33,413                 29,470
Real Estate - Commercial                                           81,295                 69,742
Commercial & Financial                                             51,992                 46,890
Installment Loans                                                     291                    298
Other Loans                                                         1,627                  2,225
                                                               ----------             ----------
            Total Gross Loans                                     168,618                148,625

Deferred loan fees                                                   (353)                  (423)
Less allowance for loan losses                                     (3,253)                (3,235)
                                                               ----------             ----------
Net Loans                                                         165,012                144,967
Premise & Equipment                                                 5,527                  5,604
Other Assets                                                        5,657                  6,157
                                                               ----------             ----------
                  Total Assets                                 $  239,806             $  216,085
                                                               ==========             ==========

Liabilities:
   Demand Accounts                                             $   45,110             $   39,709
   NOW & Money Market                                              27,771                 42,810
   Savings Accounts                                                25,373                 13,083
   Time Accounts                                                  107,083                 93,019
                                                               ----------             ----------
                 Total Deposits                                   205,337                188,621

Borrowed Funds                                                 $    4,800             $        0
Other Liabilities                                                   4,757                  2,810
                                                               ----------             ----------
                 Total Liabilities                             $  214,894             $  191,431

Shareholders Equity:
   Common Stock                                                $    3,687             $    4,714
   Retained Earnings                                               21,415                 19,818
   Accumulated other comprehensive income                            (190)                   122
                                                               ----------             ----------
                                                               $   24,912             $   24,654
                                                               ----------             ----------
                 Total Liabilities & Equity                    $  239,806             $  216,085
                                                               ==========             ==========


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                        Unaudited                                       Unaudited
                                                   Three Months Ended                               Six Months Ended
                                        September 30, 1999      September 30, 1998      September 30, 1999      September 30, 1998
                                        ------------------      ------------------      ------------------      ------------------

Interest Income:
   Interest & Fees on Loans                     $    3,734              $    3,315              $   10,641              $    9,399
   Interest on Investments                      $      551              $      709              $    1,588              $    2,338
   Interest on Federal Funds Sold               $      117              $       87              $      428              $      304
                                                ----------              ----------              ----------              ----------
          Total Interest income                 $    4,402              $    4,111              $   12,657              $   12,041
                                                ----------              ----------              ----------              ----------

Interest Expense:
   Interest on Checking                         $      180              $      200              $      525              $      590
   Interest on Savings                          $       82              $       83              $      263              $      259
   Interest on Time Deposits                    $    1,391              $    1,149              $    3,810              $    3,472
   Interest on Borrowed Funds                   $       47              $        0              $       47              $        0
                                                ----------              ----------              ----------              ----------
          Total Interest Expense                $    1,700              $    1,432              $    4,645              $    4,321
                                                ----------              ----------              ----------              ----------

Net Interest Income:                            $    2,702              $    2,679              $    8,012              $    7,720
Provision for Loan Loss:                        $       10              $      105              $       50              $      250
                                                ----------              ----------              ----------              ----------
Net Interest Income After Provisions

                                                $    2,692              $    2,574              $    7,962              $    7,470
                                                ----------              ----------              ----------              ----------

Noninterest Income:
   Service Charges                              $       55              $       54              $      200              $      160
   Credit Card Income, net                      $      510              $      446              $    1,396              $    1,335
   Other Income                                 $      132              $      168              $      550              $      398
                                                ----------              ----------              ----------              ----------
          Total Other Income:                   $      697              $      668              $    2,146              $    1,893
                                                ----------              ----------              ----------              ----------

Noninterest Expense:
   Salaries & Benefits                          $    1,030              $      864              $    2,885              $    2,512
   Occupancy & Equipment                        $      238              $      208              $      686              $      623
   DP & Other Professional                      $      127              $       86              $      286              $      262
   Other Expense                                $       99              $      330              $    1,063              $      978
                                                ----------              ----------              ----------              ----------
          Total Other Expense                   $    1,494              $    1,488              $    4,920              $    4,375
                                                ----------              ----------              ----------              ----------

Income before Income Taxes                      $    1,895              $    1,754              $    5,188              $    4,988
   Provision for Income Tax                     $      738              $      632              $    1,998              $    1,826
                                                ----------              ----------              ----------              ----------

          Net Income                            $    1,157              $    1,122              $    3,190              $    3,162
                                                ==========              ==========              ==========              ==========

Basic Earnings per share                        $     0.44              $     0.42              $     1.19              $     1.18
Weighted Average shares                              2,649                   2,690                   2,671                   2,690
Diluted Earnings per share                      $     0.40              $     0.40              $     1.10              $     1.15
Weighted Average shares                              2,886                   2,815                   2,890                   2,759


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS) NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                        1999                 1998
                                                                                     ----------           ----------
Cash flows from operating activities:
        Net Income                                                                   $    3,190           $    3,162
Adjustments  to  reconcile  net income to net cash  provided by operating activities:
       Provision for loan losses                                                             10                  250
       Provision for depreciation                                                           347                  325
       Compensation associated with stock options                                            50                    -
       Amortization of investment premiums and
       Accretion of discounts, net                                                          (30)                 (43)
       Gain on sale of loans                                                               (120)                 (23)
       Proceeds from sales of loans                                                       4,017                2,007
       Loans originated for sale                                                         (4,137)              (2,030)
       Decrease in other assets                                                             714                  525
       Increase (Decrease) in deferred loan fees                                            (69)                 168
       Increase in other liabilities                                                      6,747                  161
                                                                                     ----------           ----------
            Net cash provided by operating activities                                     7,529                1,340
                                                                                     ----------           ----------

Cash flows from investing activities:
       Proceeds from maturities of available for sale securities                         18,623               24,024
       Proceeds from sale of available for sale securities                                4,516                8,029
       Purchases of available for sale securities                                       (33,046)              (5,741)
       Loan origination's, net of principal repayments                                  (19,745)             (31,198)
       Purchases of premises and equipment                                                 (287)                 (79)
       Proceeds from sale of equipment                                                       16                    -
                                                                                     ----------           ----------
             Net cash (used)
             by investing activities                                                    (29,923)              (4,965)
                                                                                     ----------           ----------

Cash flows from financing activities:
       Net Increase (Decrease)  in demand deposits and savings                            2,652               (3,926)
       Net Increase (Decrease)  in certificates of deposit                               14,065                  (94)
       Cash dividends                                                                    (1,593)              (1,345)
       Common stock repurchase transactions                                              (1,081)                   -
        Common stock options exercised                                                        3                    -
                                                                                     ----------           ----------
            Net cash provided (used)
            by financing activities                                                      14,046               (5,365)
                                                                                     ----------           ----------

Net decrease in cash and cash equivalents                                                (5,158)              (5,828)

Cash and cash equivalents at beginning of year                                           26,800               18,331
                                                                                     ----------           ----------

Cash and cash equivalents at end of year                                             $   21,642           $   12,503
                                                                                     ==========           ==========

Supplemental disclosures:
      Cash paid during the period for:
               Income taxes                                                               2,498                1,798
               Interest                                                                   4,551                4,328


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 1998 Annual Report to Shareholders. The statements include the accounts of Redding Bancorp ("the Company"), and its wholly owned subsidiary, Redding Bank of Commerce ("RBC"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2.      EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and nine months ended September 30, 1999 and 1998.

(Dollars in thousands, except earnings per share data)


                                                    Three months ended                   Nine months ended
                                                         Sept. 30,                            Sept. 30,
----------------------------------------------------------------------------------------------------------------
Basic EPS Calculation:                             1999              1998              1999              1998
                                                ----------        ----------        ----------        ----------
   Numerator (net income)                       $    1,157        $    1,122        $    3,190        $    3,162
   Denominator (average common                       2,649             2,690             2,671             2,690
   Shares outstanding)

Basic Earnings per share                        $     0.44        $     0.42        $     1.19        $     1.18

Diluted EPS Calculation:

   Numerator (net income)                       $    1,157        $    1,122        $    3,190        $    3,162
   Denominator:
   Average common shares outstanding                 2,649             2,690             2,671             2,684
   Options                                             237               125               219                75
                                                ----------        ----------        ----------        ----------
                                                     2,886             2,815             2,890             2,759

Diluted Earnings per share                      $     0.40        $     0.40        $     1.10        $     1.15
----------------------------------------------------------------------------------------------------------------

3.       COMPREHENSIVE INCOME

         The Company's total comprehensive earnings were as follows:


                                                          Three Months Ended                       Six Months Ended
                                                             September 30,                           September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                        1999                1998                1999                1998
                                                     ----------          ----------          ----------          ----------
Net Income as reported                               $    1,157          $    1,122          $    3,190          $    3,162
Other comprehensive income
   (net of tax):
Change in unrealized holding
gain (loss) on available for sale                          (118)                 61                (419)                 53
securities

Reclassification adjustment                                   -                 (18)                (18)
                                                     ----------          ----------          ----------          ----------
Total comprehensive income                           $    1,039          $    1,165          $    2,771          $    3,197
---------------------------------------------------------------------------------------------------------------------------


4.      COMMON STOCK DIVIDEND

On September 21, 1999, the Board of Directors declared a cash dividend of 60 cents per share on the Company's Common Stock paid to shareholders of record as of October 1, 1999.

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

        The following table presents financial information about the Company's reportable segments:


                                                          Three Months Ended                  Six Months Ended
                                                             September 30,                      September 30,
---------------------------------------------------------------------------------------------------------------------
Net income before taxes allocated to:                   1999              1998              1999              1998
                                                     ----------        ----------        ----------        ----------
Commercial Banking                                   $      647        $      676        $    1,794        $    1,827
Credit card services                                        510               446             1,396             1,335
                                                     ----------        ----------        ----------        ----------
                                                     $    1,157        $    1,122        $    3,190        $    3,162
---------------------------------------------------------------------------------------------------------------------

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1998 to September 30, 1999. Also discussed are significant trends and changes in the Company's results of operations for the nine months ended September 30, 1999, compared to the same period in 1998. The financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

RESULTS OF OPERATIONS

        The Company reported quarterly earnings of $1,157,000, for the quarter ended September 30, 1999. The quarterly earnings represent a 3.1% increase over the $1,122,000 reported for the same period of 1998. Diluted earnings per share for the third quarter of 1999 were $0.40, compared to $0.40 for the same period of 1998.

        Earnings for the nine months ended September 30, 1999 were $3,190,000 versus a year ago results of $3,162,000. The diluted earnings per share were $1.10 and $1.15 for the respective nine-month periods. Average diluted common shares outstanding increased to 2,890,000 for the nine months ended September 30, 1999 versus a year ago at 2,759,000 as a result of stock options outstanding.

        Factors contributing to the moderate increase in operating results include a decrease in net interest rate spread, and an increase in Salaries & benefits representing additional staffing used to expand the Corporate accounting department and the loan production office in Roseville, California.

NET INTEREST INCOME

        Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

        For the three months ended September 30, 1999, interest income increased $291,000 (7.8%) over the same period in 1998. Interest expense on deposit accounts and borrowings increased $268,000 (18.7%) over the same three-month period in 1998. During this quarter, the Company used borrowing lines at the Federal Home Loan Bank to offset fixed rate loan growth and maintain liquidity. Interest expense attributed to the borrowing totaled $47,000 for the quarter.

        For the nine months ended September 30, 1999, interest income increased $616,000 (5.1%) over the same period in 1998. The average balance of total earning assets increased by $22,811,000 (12.3%). Average loan balances were up $32,053,000 (25.8%), while average balances of investments and Federal Funds sold were down $9,242,000 (15.2%). The average yields on loans and federal funds sold were lower by 100 and 32 basis points respectively, while the average yield on government investments fell 72 basis points. The decrease in average yields on loans is attributed to an increasingly competitive pricing market for loan production. The overall yield on average earning assets fell 56 basis points to 8.12% from 8.68% for the same period a year ago.

        For the nine months ended September 30, 1999, interest expense increased $324,000 (7.5%) over the same period in 1998. Average balances of interest-bearing liabilities were up $13,144,000 (9.3%). The average rate paid on certificates of deposit dropped 23 basis points, while the overall average rate paid on interest bearing deposits and borrowings decreased six basis points to 4.01% from 4.07% for the same period a year ago.

        The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $292,000 (3.8%) in net interest income for the nine month period ended September 30, 1999 over the same period in 1998. Net interest margin decreased 42 basis points to 5.14% from 5.56% for the same period a year ago.

        The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                        (UNAUDITED, DOLLARS IN THOUSANDS)
                                NINE MONTHS ENDED


----------------------------------------------------------------------------------------------------------------------------------
                                                         9/30/99                                        9/30/98
----------------------------------------------------------------------------------------------------------------------------------
                                         Average                           Yield/       Average                          Yield/
                                         Balance         Interest           Rate        Balance         Interest          Rate
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Portfolio Loans                         $ 156,332       $  10,641            9.08%     $ 124,279       $   9,399           10.08%
Tax Exempt Securities                       5,704             184            4.30%         9,994             366            4.88%
US Government                              30,942           1,309            5.64%        40,106           1,912            6.36%
Federal Funds Sold                         12,553             428            4.55%         8,330             304            4.87%
Other Securities                            2,308              95            5.49%         2,319              60            3.45%
                                        ---------       ---------       ---------      ---------       ---------       ---------
Average Earning Assets                  $ 207,839       $  12,657            8.12%     $ 185,028       $  12,041            8.68%
                                                        ---------                                      ---------
Cash & Due From Banks                   $  10,249                                      $  10,189
Bank Premises                               5,625                                          5,715
Allowance for Loan Losses                  (3,248)                                        (2,934)
Other Assets                                4,864                                          4,946
                                        ---------                                      ---------
Average Total Assets                    $ 225,329                                      $ 202,944
                                        =========                                      =========

INTEREST BEARING LIABILITIES
Demand Interest Bearing                 $  40,830       $     525            1.71%     $  42,061       $     590            1.87%
Savings Deposits                           12,919             263            2.71%        12,586             259            2.74%
Certificates of Deposit                    99,567           3,810            5.10%        86,843           3,472            5.33%
Borrowings                                  1,318              47            4.75%                                             -
                                        ---------       ---------       ---------      ---------       ---------       ---------
                                          154,634       $   4,645            4.01%       141,490           4,321            4.07%
                                                        ---------                                      ---------
Non interest  Demand                       43,540                                         36,725
Other Liabilities                           2,188                                          2,340
Shareholder Equity                         24,967                                         22,389
                                        ---------                                      ---------
Average Liabilities and
Shareholders Equity                     $ 225,329                                      $ 202,944
                                        =========                                      =========

Net Income and Net Interest Margin                      $   8,012            5.14%                     $   7,720            5.56%
                                                        =========                                      ---------
----------------------------------------------------------------------------------------------------------------------------------

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN NET
INTEREST INCOME

(Dollars in thousands)        September  30, 1999             Over         September 30, 1998
                                         Volume               Rate                      Total
                              -------------------          ----------      ------------------
Increase(Decrease) In
Interest Income
Portfolio loans                        $    2,182          $     (940)             $    1,242
Tax exempt securities                        (138)                (44)                   (182)
US Government securities                     (388)               (215)                   (603)
Federal Funds Sold                            144                 (20)                    124
Other Securities                               (0)                 35                      35
                                       ----------          ----------              ----------
Total Increase / (Decrease)            $    1,799          $   (1,183)             $      616
                                       ----------          ----------              ----------

Increase(Decrease) In
Interest Expense
Interest Bearing Demand                $      (16)         $      (49)             $      (65)
Savings Deposits                                7                  (3)                      4
Certificates of Deposit                       487                (149)                    338
Borrowings                                     47                   0                      47
                                       ----------          ----------              ----------
Total Increase / (Decrease)            $      525          $     (201)             $      324
                                       ----------          ----------              ----------

Net Increase/ (Decrease)               $    1,274          $     (982)             $      292
                                       ==========          ==========              ==========

NONINTEREST INCOME

        The Company's noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees.

        For the three months ended September 30, 1999, noninterest income increased $29,000 (4.3%) over the same period in 1998. Credit card processing income increased $64,000 (14.3%) while other service fee income declined $36,000 (27.2%) over the same period 1998. Contributing to the increase in credit card processing income are changes in pricing and transactional volumes.

        For the nine months ended September 30, 1999, noninterest income increased $253,000 (13.3%) over the same period in 1998. Factors contributing to the increase include pricing adjustments on overdraft processing services of $40,000 (25%), moderate transaction volume increases in credit card processing, and service fee increases attributed to additional offsite ATM installations, transaction fee increases and gains on sales of loans totaling $152,000 (38.2%) over the same period in 1998.

The following table sets forth a summary of noninterest income for the periods indicated.


(Dollars in Thousands)                              Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                 ------------------------    ------------------------
Noninterest Income                                  1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------
   Service Charges                               $       55    $       54    $      200    $      160
   Credit Card Income, net                              510           446         1,396         1,335
   Other Income                                         132           168           550           398
                                                 ----------    ----------    ----------    ----------
Total noninterest income                         $      697    $      668    $    2,146    $    1,893
-----------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

        Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses.

        For the three months ended September 30, 1999, noninterest expense increased $6,000 over the same period in 1998. Salaries and benefits increased $166,000 (19.2%) indicative of the additions to staff to expand the corporate accounting department and the loan production office in Roseville, California. Other operating expenses decreased $125,000 (49.8%) and professional fees decreased $46,000 (57.5%) over the same period in 1998. The operating decreases is attributed to a reduction in loan documentation expenses attributable to volumes, increased management fee collection and reduced attorneys fees.

        For the nine months ended September 30, 1999, noninterest expense increased $545,000 (12.4%) over the same period in 1998. Salaries and benefits increased $373,000 (14.8%) over the same period in 1998, also indicative of the additions to staff to expand the corporate accounting department and the loan production office in Roseville, California. Professional fees for the first nine months of 1999 have increased $85,000 (31.9%) and are attributed to the professional support in filing the company's registration statement.

The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)                            Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
----------------------------------------------------------------------------------------------------
Noninterest Expense                                   1999          1998          1999          1998
----------------------------------------------------------------------------------------------------
    Salaries and Benefits                       $    1,030    $      864    $    2,885    $    2,512
    Occupancy & Equipment                              238           208           686           623
    Data Processing Fees                                22            34            75            67
    Professional Fees                                   34            80           351           266
    Directors Expenses                                  44            51           154           154
    Other Expenses                                     126           251           769           753
                                                ----------    ----------    ----------    ----------
Total Noninterest expense                       $    1,494    $    1,488    $    4,920    $    4,375
----------------------------------------------------------------------------------------------------


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

(Dollars in thousands)                            Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
---------------------------------------------------------------------------------------------------------------
Income Taxes                                    1999               1998              1999               1998
---------------------------------------------------------------------------------------------------------------
Tax provision                                $      738        $       632        $    1,998        $     1,826
Effective tax rate                                 38.9%              36.0%             38.5%              36.6%
---------------------------------------------------------------------------------------------------------------

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company's tax provision is attributable to increases in the Company's net income, the non-deductibility of certain professional fees and a 42% reduction in average investments held in the tax-exempt portfolio.

ASSET QUALITY

        The Company concentrates its lending activities primarily within Shasta County, California, and the location of the Bank's two full service branches. The Company also makes loans to borrowers in Butte, El Dorado, Placer, Sacramento and Tehama counties through its loan production offices.

        Net portfolio loans have increased $20,045,000 or 13.8% since December 31, 1998. The strategic plan adopted in 1998 provided for significant increases in loan growth (10%), offset by decreasing investment securities and wholesale borrowing arrangements from the Federal Home Loan Bank, designed to improve yields over investment activities. The current 9.08% yield on portfolio loans has decreased over the 10.08% yield of a year ago; however, is significantly improved over the 6.46% average yield on investments of a year ago. Commercial and financial loans have increased $5,102,000 (10.8%), real estate construction projects have increased $3,943,000 (13.4%) and Commercial real estate has increased $11,553,000 (16.6%) over a year ago.

The increases are primarily in the commercial & financial and commercial real estate segments.

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:


(Dollars in thousands)                         September 30, 1999          December 31, 1998
--------------------------------------------------------------------------------------------
Portfolio Loans
--------------------------------------------------------------------------------------------
Commercial & Financial                                 $   51,992                 $   46,890
Real Estate-Construction                                   33,413                     29,470
Real Estate-Commercial                                     81,295                     69,742
Installment                                                   291                        298
Other Loans                                                 1,627                      2,225
Less:
Deferred Loan Fees and Costs                                 (353)                      (423)
Allowance for Loan Losses                                  (3,253)                    (3,235)
                                                       ----------                 ----------

Total Net Loans                                        $  165,012                 $  144,967
--------------------------------------------------------------------------------------------

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

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)                        September 30, 1999           December 31, 1998
--------------------------------------------------------------------------------------------
Non performing assets
--------------------------------------------------------------------------------------------
Nonaccrual loans                                      $      872                  $      942
90 days and still accruing                                     0                          46
Restructured loans in compliance
with modified terms                                            -                           -

Other Real Estate Owned                                       40                          66
--------------------------------------------------------------------------------------------

        The Company's nonaccrual loans decreased from $942,000 to $872,000 in the first nine months of 1999. OREO properties decreased from $66,000 to $40,000 during the same period.

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

        The adequacy of the ALLL is calculated upon three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit has assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned a risk factor expressed as a reserve percentage. Central to this assigned risk (reserve) factor is the five-year historical loss record of the bank.

        Secondly, established specific reserves are available for individual loans currently on management watch and high-grade loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk rating.

        The third component is unallocated. This reserve is for quantitative factors that may effect the portfolio as a whole, such as those factors described above.

        Management believes the assigned risk grades and our methods for managing changes are satisfactory. Management believes the loan portfolio performance has improved as reflected by the stable and low delinquency ratio. Watch list and high-grade loans have increased somewhat o ver the past year, primarily due to a greater acceptance to move more susceptible although performing accounts to attention. This minimal increase does not suggest a trend.

        The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)                             Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
------------------------------------------------------------------------------------------------------------
Allowance for Loan & Lease Losses                    1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------
Beginning balance for Loan Losses              $    3,276       $    2,958       $    3,235       $    2,819
Provision for Loan Losses                              10              105               50              250
Charge offs:
Commercial                                             (0)             (78)              (0)            (118)
Real Estate                                           (50)             (14)             (83)             (32)
Other                                                  (1)              (8)             (23)             (27)
                                               ----------       ----------       ----------       ----------
Total Charge offs                                     (51)            (100)            (106)            (177)

Recoveries:
Commercial                                              7               42               12               95
Real Estate                                             0                8               40               13
Other                                                  11                6               22               19
                                               ----------       ----------       ----------       ----------
Total Recoveries                                       18               56               74              127

Ending Balance                                 $    3,253       $    3,019       $    3,253       $    3,019
ALLL to total loans                                  1.97%            2.09%            1.97%            2.09%
Net Charge offs to average loans                     0.08%            0.13%            0.02%            0.04%
------------------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

        Total investment securities increased $9,518,000 in the first nine months of 1999 or 29.2%. The increase is primarily in US Government securities and short-term commercial paper. Earlier maturing and called US Agency bonds were reinvested in the Treasury market for the specific purpose of utilizing the Treasuries as collateral for potential borrowings through the Federal Home Loan Bank and Federal Reserve Bank. Investments during the current period are in shorter-term commercial paper to enhance year-end liquidity.

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

        Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits.

        The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $57,684,000, or 25.1% of total assets, at September 30, 1999 compared to $51,319,000 or 23.8% of total assets at December 31, 1998.

        During the current period, the bank drew on borrowing lines at the Federal Home Loan Bank. The borrowing totaled $4,800,000 and consists of the following: $1,800,000 at 5.83% due on September 1, 2000; $2,000,000 at 6.05% due
on April 1, 2001 and $1,000,000 at 6.13% due on September 1, 2001. These established borrowing lines are for the specific purpose of funding asset growth.

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

        The following table sets forth the Company's capital ratio as of the dates indicated.

                                                      September 30, 1999                    December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Capital Ratio's                                     Bank             Company              Bank              Company
--------------------------------------------------------------------------------------------------------------------
Total Risk-Based Capital                           13.68%             14.35%             15.58%              16.42%
Tier 1 Capital to Risk-Based Assets                12.42%             13.10%             14.33%              15.17%
Tier 1 Capital to Average Assets                   10.49%             10.87%             10.95%              11.52%
(Leverage ratio)
--------------------------------------------------------------------------------------------------------------------

        On September 21, 1999, the Board of Directors declared a cash dividend of 60 cents per share on the Company's Common Stock paid to shareholders of record as of October 1, 1999. This dividend coupled with the significant growth in the loan portfolio has decreased the Tier 1 Capital ratio to 10.87% from 11.52% at December 31, 1998. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. While US government investments may have a zero weight attached, portfolio loans have a 100 percent weight attached. This reclassification of earning assets attributes to the decline in total risk-based capital ratio to 14.35% from 16.42% at December 31, 1999. During the second quarter of 1999, the Board of Director's of Redding Bancorp approved a repurchase program for Redding Bancorp stock. The purpose of the Treasury Stock Repurchase program is to provide greater liquidity for investor's and to mitigate the dilution effects of the Redding Bancorp 1998 Stock Option Plan. The program establishes a systematic buyback approach using a seven-year ramp. The program authorized the buyback of up to 411,000 shares of Treasury stock over the next seven years. At September 30, 1999, the Company has repurchased 50,571 shares. These shares have been retired.

THE YEAR 2000 PROJECT

        The following is a Year 2000 readiness disclosure.

GENERAL

        Because computers frequently use only two-digits to recognize years, on January 1, 2000, many computer systems as well as equipment that uses imbedded computer chips, may be unable to distinguish between 1900 and 2000. If not corrected, this problem could create system errors and failures resulting in the disruption of normal business operations.

        The Bank recognized the critical importance of Year 2000 system compliance and began addressing this issue early in 1996. A Y2K Contingency team comprised of senior management, operating officers and selected representatives from business segments is the formal sponsor of the Year 2000 project. This sponsor makes regular presentations to the Company's Board of Directors.

STATE OF READINESS

        The Company's Year 2000 effort includes phases for analysis, remediation, testing and compliance.

- Analysis - in the analysis phase, the Company identifies systems, projects and infrastructure that have Year 2000 issues and determines the steps necessary to remediate these issues.

- Remediation - in the remediation phase, the Company replaces, modifies or retires systems, projects or infrastructure, as necessary.

- Validation - during the testing or validation phase, the Company performs testing to determine whether the remedied systems, projects and infrastructure accurately process and identify dates.

- Compliance - in the compliance phase, the Company internally certifies the systems, projects and infrastructure that are Year 2000 ready and implements processes to enable these systems, projects, and infrastructure to continue to identify and process dates accurately through the Year 2000 and thereafter.

As of June 30, 1999, the analysis, remediation, testing and compliance phases were all substantially complete. As of June 30, 1999, the Company substantially completed all phases, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC). As of June 30, 1999, systems, projects and infrastructure designated as "mission critical" (i.e. if not made ready for Year 2000, these systems, projects or infrastructure items would substantially impact the normal conduct of business), the analysis, remediation, testing and compliance phases were all substantially complete. The Company is also performing additional "time machine testing" (emulating Year 2000 conditions in dedicated environments) on selected mission critical systems.

Costs - as of December 31, 1998, the Company had incurred approximately $200,000 in Year 2000 costs, which have been expensed as incurred. The Company estimates that it will spend an additional $50,000 to address the Year 2000 issue. As of September 30, 1999, approximately $16,000 has been spent. This estimate includes the cost of the time of internal staff and the costs of consultants. This estimate does not include the time internal staff is devoting to testing program changes. Testing is not expected to add significant incremental costs.

Ultimately, the potential impact of Year 2000 issues will depend not only on corrective measures taken by the Company, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other entities which provide data to, or receive data from the Company. Additionally, the financial condition or operational capabilities of borrowers, vendors, and customers will have an important impact on the Company.

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

The Company has already established a Y2K Action Team comprised of an Executive Division that includes directors and senior management as well as management representatives from all major business. This team has and will continue to discuss issues, which might influence the Company's' ability to conduct business in a convenient fashion, because of a Y2K failure. The Y2K Action Team has identified the Company's core business processes as follows:

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

The Company has identified ten MISSION CRITICAL vendors. They are Pacific Bell Telephone Company (Pacific Bell), City of Redding Electric Utilities, the Federal Reserve Bank, Peerless Group Inc., Document Solutions Inc. (DSI), Deluxe Data (Deluxe), CFI Pro Services (CFI), ACCPAC International (payroll services), First Data Resources (FDR) and Cardservice International (merchant bankcard services).

The Company has successfully tested Federal Reserve applications on-line with the Federal Reserve Bank of San Francisco while also testing Peerless/DSI applications in-house. Deluxe, CFI and ACCPAC have all been tested successfully in-house. FDR (our Visa/MasterCard processor) has successfully done end testing directly with Visa and MasterCard. No testing is available for Pacific Bell or City of Redding Utilities. The Company is totally dependent upon public announcements made by Pacific Bell and City of Redding Utilities as to their respective Y2K readiness.

The Company has determined that credit card process balancing, including ACH origination, wire transfer, settlement and balancing can be processed manually.

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

The Company's Y2K Contingency Plan validated on a continuous basis by the Y2K Action Team.

Manual testing of each core business process is complete.

A successful test was executed with Peerless Recovery on May 26, 1999. This was to test the re-routing of the ACH and MICR files from San Francisco Federal Reserve to the Dallas Fed Peerless Recovery was able to pick up the files and turn a complete cycle of all of Redding Bank of Commerce's applications.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the fair market value of interest earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Because the Company's interest-bearing liabilities and interest-earning assets are with the Bank, the Company's interest rate risk exposure is in connection with the operations of the Bank. Consequently, all significant interest rate risk management procedures are performed at the Bank level.

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

        To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At September 30, 1999, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $394,000. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 1998, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $543,000 with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

        The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the annual net interest income of the Bank. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and
(iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ when actual customer and management behavior and ratios differ from the assumptions utilized by management in its model. In addition, the model has limited usefulness for the measurement of the effect on annual net interest income resulting from rate changes other than 100 basis points. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigates the impact of rate changes more than 100 basis points. The model's primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the Bank's mix and level of rate-sensitive assets and liabilities will have on the Company's net interest income.

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

ITEM #2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 1999, the Board of Director's of Redding Bancorp approved a repurchase program for Redding Bancorp stock. The purpose of the Treasury Stock Repurchase program is to provide greater liquidity for investor's and to mitigate the dilution effects of the Redding Bancorp 1998 Stock Option Plan. The program establishes a systematic buyback approach using a seven-year ramp. The program authorized the buyback of up to 411,000 shares of Treasury stock over the next seven years. At September 30, 1999, the Company has repurchased 50,571 shares. These shares have been retired. The authorized Common Stock of the Company consists of 10,000,000 shares no par value. At September 30, 1999, there were issued and outstanding 2,654,872 shares of Common Stock.

ITEM #3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM #4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM #5. OTHER INFORMATION

N/A.

ITEM #6A. EXHIBITS

Ex-27.1. Financial Data table for the periods ended September 30, 1999 and September 30, 1998.

ITEM #6B. REPORTS ON FORM 8-K

Form 8-K dated October 14, 1999 announcing third quarter 1999 earnings.

                                   SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)

Date:  November 9, 1999                  /s/ Linda J. Miles
                                         Linda J. Miles
                                         Executive Vice President &
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Index
Number    Description
------    -----------
27.1.     Financial Data table for the periods ended September 30, 1999 and
          September 30, 1998.