Form 10-K405
period 1999-12-31
REDDING BANCORP
filed 2000-03-28
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 --

                   For the fiscal year ended December 31, 1999

                                       OR

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $36,782,047 as of March 1, 2000, which was calculated based on the last reported sale of the Company's Common Stock prior to March 1, 2000. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

       As of March 1, 2000, there were 2,629,813 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS.

            This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading "Risk Factors That May Affect Results" and elsewhere in this report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading "Risk Factors That May Affect Results," are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this report, even if new information, future events or other circumstances have made them incorrect or misleading. Except as specifically noted herein all referenced to the "Company" refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries.

            GENERAL

            Redding Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the "Bank"). As a bank holding company, the Company is subject to the BHCA and to supervision by the Board of Governors ("FRB") of the Federal Reserve System. The Company's principal business is to serve as a holding company for the Bank and Redding Service Corporation, a California corporation formed in 1993 for the purpose of processing trust deeds, and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company's principal source of income is dividends from its subsidiaries. The Company conducts its business operations at the offices of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California and within two industry segments, general banking and credit card processing.

            The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates two full service branches and two loan production offices. The Company established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Company relocated the loan production office to 2400 Professional Drive in Roseville, California. On March 1, 1994, the Bank received a certificate of authority to open a second full service branch at 1951 Churn Creek Road in Redding, California. On June 29, 1995, the Bank received a certificate of authority to open a second loan production office at 676 East First Avenue in Chico, California. This second loan production office was closed effective December 31, 1999. The Bank established an interactive marketing website on July 31, 1998, at http://www.reddingbankofcommerce.com for the purpose of making information about the Bank's products and services publicly available.

            The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County, California to be the Bank's major market area.

            The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, real estate, construction, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services and telephone transfers. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, and payroll and accounting packages. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

            Most of the Bank's customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank's deposits are obtained from such customers. The Bank does not accept brokered deposits or deposits outside of its market area. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The Bank's business strategy is to focus on its lending activities. The Bank's principal lines of lending are (i) commercial,
(ii) real estate construction and (iii) commercial and residential real estate. The majority of the Bank's loans are direct loans made to individuals and small businesses in the Bank's major market area and are secured by real estate. See "-Risk Factors That May Affect Results-Dependence on Real Estate." A relatively small portion of the Bank's loan portfolio consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.

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

            In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001, and will automatically renew for additional four-year periods unless terminated in advance of the renewal period by CSI upon 90 days written notice or by the Bank upon 30 days prior written notice. Although CSI has not terminated the Merchant Services Agreement, the Company and CSI are renegotiating the terms of the Merchant Services Agreement for the four-year period commencing April 1, 2001. If the Company and CSI are unable to reach agreement with respect to the renewal terms of the Merchant Services Agreement, the Company expects that CSI will terminate the Merchant Services Agreement. Termination of the Merchant Services Agreement would result in a significant decline in revenues from merchant credit card processing and have a material adverse affect on the Company results of operations. See "--Risk Factors That May Affect Results - Merchant Credit Card Processing Services" and "--Chargebacks and Payment Risks Associated with Merchant Processing Services."

            In 1995, the Company established a sales team to market merchant processing services to merchants in its major market area and, as of December 31, 1999, the Bank had 760 merchants in its portfolio. The fee income generated from the Bank's local merchant portfolio is substantially less than that generated from the CSI portfolio because of the lower volume of transactions. Contract deposit relationships with the Bank's merchants and CSI pursuant to the Merchant Services Agreement represented approximately 7.6% of the Bank's total deposits as of December 31, 1999.

            The fee income from merchant processing services represented approximately 9.4%, 9.2% and 9.8% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively.

            SUPERVISION AND REGULATION

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

            The Company is a bank holding company subject to the BHCA. The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

            On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA"), which becomes effective on March 11, 2000. The FSA amends certain portions of the BHCA, subject to conditions. See "Recently Enacted Legislation" below for more information.

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

            Comprehensive amendments to Regulation Y became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval,
(ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

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

            BANK REGULATION AND SUPERVISION

            The Bank is a California chartered bank insured by the Federal Deposit Insurance Corporation (the "FDIC"), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the FDIC. As a non-member of the Federal Reserve System, the Bank's primary federal regulator is the FRB. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements.

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

            A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

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

            As of December 31, 1999, the Company's and the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1999 (amounts in thousands except percentage amounts).


                                         The Company
                         -------------------------------------------------------
                                  Actual
                          ------------------------       Capitalized
                            Capital         Ratio        Requirement    Capital
                            -------         -----        -----------    -------
Leverage .............    $26,299,757       11.31%           5.0%        4.0%
Tier 1 Risk-Based ....     26,299,757       14.33            6.0         4.0
Total Risk-Based .....     28,555,971       15.58           10.0         8.0

                                          Redding Bank of Commerce
                         -------------------------------------------------------
                                   Actual                    Well
                          ------------------------       Capitalized    Minimum
                            Capital         Ratio        Requirement    Capital
                            -------         -----        -----------    -------
Leverage .............    $24,859,547       10.44%           5.0%        4.0%
Tier 1 Risk-Based ....     24,859,547       13.59            6.0         4.0
Total Risk-Based .....     27,115,760       14.85           10.0         8.0


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

            Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

    "Well capitalized"                             "Adequately capitalized"
    Total risk-based capital of 10%;               Total risk-based capital of 8%;
    Tier 1 risk-based capital of 6%; and           Tier 1 risk-based capital of 4%; and
    Leverage ratio of 5%.                          Leverage ratio of 4%.

    "Undercapitalized"                             "Significantly undercapitalized"
    Total risk-based capital less than 8%;         Total risk-based capital less than 6%;
    Tier 1 risk-based capital less than 4%; or     Tier 1 risk-based capital less than 3%; or
    Leverage ratio less than 4%.                   Leverage ratio less than 3%.

    "Critically undercapitalized"
    Tangible equity to total assets less
    than 2%.

            An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

            If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

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

            COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

            The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

            RECENTLY ENACTED LEGISLATION

               On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA") which becomes effective on March 11, 2000. The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

                The BHCA is also amended by the FSA, to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it chooses to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities.

                Under the FSA, FDIC-insured state banks, subject to various requirements (and national banks) are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the state bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the company.

            PENDING LEGISLATION AND REGULATIONS

            Certain pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

COMPETITION

            In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

            Among the competitive advantages that major banks have is their ability to finance wide ranging advertising campaigns and to allocate their investment assets into investments of higher yield and demand. Such institutions offer certain services such as trust services and international banking services that are not offered directly by the Bank (but are offered indirectly through correspondent relationships). Because of their greater total capitalization, major banks have substantially higher legal lending limits than the Bank.

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

EMPLOYEES

            As of December 31, 1999, the Company employed 86 persons. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

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

            LENDING RISKS ASSOCIATED WITH COMMERCIAL BANKING AND CONSTRUCTION ACTIVITIES

            The Bank's business strategy is to focus on commercial and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

            Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company's financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

            DEPENDENCE ON REAL ESTATE

            At December 31, 1999, approximately 67% of the Bank's loans were secured by real estate. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early years of this decade. See "-Economic Conditions and Geographic Concentration."

            The Bank's primary lending focus has historically been commercial real estate, construction and, to a lesser extent, commercial lending. At December 31, 1999, commercial real estate and construction loans comprised approximately 45% and 22%, respectively, of the total loans in the Bank's portfolio. At December 31, 1999, all of the Bank's real estate mortgage and construction loans, and approximately 40% of its commercial loans, were secured fully or in part by deeds of trust on underlying real estate. The Bank's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Economic Conditions and Geographic Concentration."

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

            MERCHANT CREDIT CARD PROCESSING SERVICES

            The Bank's fee income from merchant processing services represented approximately 9.4%, 9.2% and 9.8% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively. In addition, contract deposit relationships with the merchants in the Bank's portfolio and CSI represented approximately 7.6% of the Bank's total deposits as of December 31, 1999. The Merchant Services Agreement was renewed in 1997 for a period of four year which expires on April 1, 2001, and will automatically renew for additional four-year periods unless terminated. The agreement may be terminated by CSI upon 90 days written notice or by the Bank upon written notice 30 days prior to the expiration of any renewal period. In the event the Merchant Services Agreement is terminated or not renewed by the Bank, CSI may transfer the merchants in its portfolio to another financial institution, the result of which would be that the Bank would lose the related deposits. Loss of the processing contract will result in a significant decline in merchant credit card income. Although CSI has not terminated the Merchant Services Agreement, the Company and CSI are renegotiating the terms of the Merchant Services Agreement for the four-year period commencing April 1, 2001. There is no assurance that the Company will be successful in renegotiating the Merchant Services Agreement. If the Company and CSI are unable to reach agreement with respect to the renewal terms of the Merchant Services Agreement, the Company expects that CSI will terminate the Merchant Services Agreement. Termination of the Merchant Services Agreement and loss of the related deposits would have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

            ABILITY TO SUSTAIN GROWTH

            A significant amount of the Company's growth in the recent past is attributable to the fee income received by the Bank in connection with merchant processing services provided pursuant to the Merchant Services Agreement and, to a lesser extent, the Bank's own portfolio of local merchants. The ability of the Bank to increase the level of fee income currently being generated by merchant processing relationships is limited. Under the Visa(R) and MasterCard(R) associations' rules that apply to a bank or other processing firm that acquires a card transaction from a merchant and processes and enters the transaction into the Visa(R) or MasterCard(R) system for presentment to the card issuer (the "Card Association Rules"), fees that can be charged on monthly credit card sales above $93 million are significantly less than the fees that can be charged on monthly credit card sales below $93 million. Further, the Visa(R) bylaws limit the amount of quarterly Visa(R) credit card sales that the Bank may process to four times the Bank's equity capital unless additional collateral is pledged by the Bank. The Company's ability to sustain or increase fee income from merchant processing relationships is also affected by other factors, many of which are beyond the Company's control, such as (i) competition from other banks, ISOs and other nonbank processors, (ii) continuation of the requirement that ISOs and other nonbank processors access the Visa(R) and MasterCard(R) payment system through banks, (iii) the ability to avoid losses through various contractual methods, including indemnification by the ISO, reserve balances controlled by the Bank and insurance and (iv) the ability to continue to grow both locally and nationally. No assurance can be given that the Company will be able to sustain its growth from fee income from merchant processing services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

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

            POTENTIAL VOLATILITY OF DEPOSITS

            At December 31, 1999, approximately 21.9% of the dollar value of the Bank's total deposits was represented by time certificates of deposit in excess of $100,000. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Bank's liquidity, profitability, business prospects, results of operations and cash flows.

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

            ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION

            The Company's operations are located and concentrated primarily in Northern California, particularly the counties of Butte, El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 1999, approximately 67% of the Bank's loan portfolio consisted of real estate related loans, all of which were related to collateral located in Northern California. The performance of these loans may be adversely affected by changes in California's economic and business conditions. A deterioration in economic conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on the Bank's financial condition, results of operations, cash flows and business prospects.

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

            ADEQUACY OF ALLOWANCE FOR LOAN AND OTHER REAL ESTATE LOSSES

            The Bank's allowance for estimated losses on loans was approximately $2.9 million, or 1.7% of total loans, and 20.2% of total nonperforming loans at December 31, 1999. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates. In addition, future additions to the Bank's allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets. The Bank was most recently examined by the FDIC and the DFI in this regard during the first quarter of 1999. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL)."

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

            SHARES ELIGIBLE FOR FUTURE SALE

            As of March 1, 2000, the Company had 2,629,813 shares of Common Stock outstanding, of which approximately 1,741,162 shares are eligible for sale in the public market without restriction. Approximately 888,651 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 15.41% of the outstanding shares of Common Stock at exercise prices ranging from $9.07 to $19.00 have been issued to directors and certain employees of the Company under the Company's 1998 Stock Option Plan, and options to acquire up to an additional five percent of the outstanding shares at an exercise price of not less than 85% of the market value of the Company's Common Stock on the date of grant are reserved for issuance under the plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's Common Stock.

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

            TECHNOLOGY AND COMPUTER SYSTEMS

            Advances and changes in technology can significantly impact the business and operations of the Company. The Bank faces many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. The Bank's merchant credit card processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements. The Company's ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. In addition, the Bank's business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Bank's data processing systems.

            The Company did not experience any significant operating problems associated with the transition of its information systems to the Year 2000. However, although it is past January 1, 2000, no assurance can be given that the Company and its suppliers and customers have not been affected in a manner that is not yet apparent. As a result, the Company expects to continue to monitor its Year 2000 compliance and the compliance of its suppliers and customers.

            ENVIRONMENTAL RISKS

            The Bank, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substance or waste, contaminants or pollutants could exist on such properties. The Bank may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Bank may not have adequate remedies against the prior owners or other responsible parties to recover its costs. Finally, the Bank may find it difficult or impossible to sell the affected properties either prior to or following any such removal. In addition, the Bank may be considered liable for environmental liabilities in connection with its borrowers' properties, if, among other things, it participates in the management of its borrowers' operations. The occurrence of such an event could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

            DILUTION

            The Company has issued options to purchase shares of the Company's Common Stock at prices below the fair market value of the Company's Common Stock on the date of grant. As of March 1, 2000, the Company had outstanding options to purchase an aggregate of 377,950 shares of Common Stock at exercise prices ranging from $9.07 to $19.00 per share, or a weighted average exercise price per share of $10.45. To the extent such options are exercised, shareholders of the Company will experience dilution. See "Market for the Company's Common Equity and Related Shareholder Matters."


ITEM 2.  PROPERTIES.

            The Company's principal offices and the Bank's main office are housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the building and the 1.25 acres of land on which the building is situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96002, in which the Bank uses approximately 11,650 square feet of space for its banking operations.

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

            The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information provided by Hoefer & Arnett. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

                            Sales Price Per Share
                            ---------------------
Quarter Ended:                High          Low        Volume
--------------                ----          ---        ------
March 31, 1999               $20.00       $19.00       33,100
June 30, 1999                $21.50       $19.38       45,650
September 30, 1999           $24.00       $22.50        9,520
December 31, 1999            $23.00       $22.00        9,800

March 31, 1998               $11.33       $10.67        4,440
June 30, 1998                $11.42       $10.75          648
September 30, 1998           $16.00       $16.00          426
December 31, 1998            $17.50       $17.50        1,288

            On October 22, 1999, the Company paid a $.60 per share cash dividend to shareholders of record on October 1, 1999. On October 22, 1998, the Company paid a $.50 per share cash dividend to shareholders of record as of October 1, 1998. For restrictions on the Company's ability to pay dividends, see "Business-Supervision and Regulation-Supervision and Regulation of Bank Holding Companies" and "Business-Supervision and Regulation-Restrictions on Dividends and Other Distributions."

            As of March 1, 2000, there were approximately 293 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

            The selected condensed consolidated financial data set forth below for the five years ended December 31, 1999, have been derived from the Company's audited financial statements. The selected condensed consolidated financial data set forth below as of December 31, 1997, 1996 and 1995, and for the two years ended December 31, 1996, have been derived from the Company's historical financial statements not included in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and notes thereto, included elsewhere in this report.

                                                                              YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
(dollars in thousands, except per share data)     1999              1998              1997              1996              1995
                                                  ----              ----              ----              ----              ----

STATEMENTS OF INCOME:

Total Interest Income                           $ 17,270          $ 16,322       $    15,764          $ 15,565          $ 15,121

Net Interest Income                               10,835            10,436             9,430             8,767             8,739

Provision for Loan Losses                            120               500             1,024             2,160             1,045

Total Other Income                                 2,790             2,539             2,364             2,079             1,699

Net Income                                         4,370             4,054             3,658             2,615             2,931

BALANCE SHEETS:

Total Assets                                     232,519           216,085           204,820           192,389           185,995

Total Loans                                      172,817           148,202           113,410           111,353           115,668

Allowance for Loan Losses (ALLL)                   2,972             3,235             2,819             2,294             2,053

Total Deposits                                   198,323           188,621           180,673           171,368           166,869

Shareholders' Equity                            $ 26,059          $ 24,654          $ 21,825          $ 19,180          $ 17,266

PERFORMANCE RATIOS:

Return on Average Assets                            1.91%             1.98%             1.83%             1.35%             1.74%

Return on Average Equity                           17.60%            18.04%            18.27%            14.41%            18.45%

Dividend Payout                                    21.75%            33.18%            24.62%            25.83%            23.04%

Average Equity to Average Assets                   10.86%            10.97%            10.03%             9.35%             9.42%

Tier 1 Risk-Based Capital-Bank                     13.59%            14.33%            14.91%            13.70%            13.40%

Total Risk-Based Capital - Bank                    14.85%            15.58%            16.16%            14.90%            14.60%

Net Interest Margin                                 5.15%             5.57%             5.20%             4.96%             5.62%

Earning Assets to Total Assets                     92.10%            91.48%            90.90%            91.10%            92.30%

Nonperforming Assets to Total Assets                 .28%              .53%              .52%             3.46%             1.82%

Annualized Net Charge-offs                           .24%              .06%              .44%             1.64%              .64%

ALLL to Total Loans                                 1.72%             2.18%             2.49%             2.06%             1.77%

Nonperforming Loans to ALLL                        20.19%            33.69%            25.40%           190.98%           164.69%

SHARE DATA                                         2,643             2,690             2,684             2,700             2,700

Book Value Per Share                            $  10.99           $ 10.37          $   9.18           $  7.95          $   7.15

Basic Earnings Per Share                        $   1.64           $  1.51          $   1.36           $  0.97          $   1.08

Diluted Earnings Per Share                      $   1.52           $  1.42          $   1.35           $  0.97          $   1.08

Cash Dividends Per Share                        $   0.60           $  0.50          $   0.33           $  0.25          $   0.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. All statements other than statements of historical fact included in the following discussion are forward-looking statements within the meaning of the Exchange Act. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading "Risk Factors That May Affect Results" and elsewhere in this report. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading "Risk Factors That May Affect Results," are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this report, even if new information, future events or other circumstances have made them incorrect or misleading.

GENERAL

                        Redding Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the "Bank"). Its principal offices are in Redding, California. The Company engages in a general commercial banking business in Redding and maintains a loan production office in Roseville, California. The company services the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County to be the Company's major market area. The Company conducts its business through the Bank, its principal subsidiary. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California including checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, telephone and wire transfers. The primary focus of the Company is to provide financial services to the business and professional community of its major market area including Small Business Administration ("SBA") Loans, merchant credit card processing, payroll and benefit accounting packages and billing programs. The Company does not offer trust services or international banking services and does not plan to do so in the near future.

                        Most of the Bank's customers are small to medium sized businesses, professionals, and other individuals with medium to high net worth, and most of the Bank's deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring special services.

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

            Management considers the business of the Company to be divided into two segments: (i) commercial banking and (ii) credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Merchant Services Agreement and the Bank's agreement to provide credit and debit card processing services for merchants solicited by the Bank who accept credit and debit cards as payment for goods and services.

RESULTS OF OPERATIONS

            YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
1998

            Net income for the year ended December 31, 1999, was $4.4 million, representing an increase of $316,000, or 7.8%, over net income of $4.1 million for the year ended December 31, 1998. Factors contributing to the increase in net income include an increase in net interest income contributed by loan volume, partially offset by the increase in salaries & benefits representing additional staffing used to expand the corporate accounting department and the loan production office in Roseville, California. The provision for loan loss was reduced by $380,000 over the prior year reflecting the Company's ongoing efforts to increase the effectiveness of its collection efforts, and a reduction in classified assets.

            Return on average assets (ROA) was 1.91% and return on average common equity (ROE) was 17.60% in 1999 compared with 1.98% and 18.04% respectively in 1998. Diluted earnings per share for 1999 and 1998 were $1.52 and $1.42, respectively, an increase of 7% from 1998 to 1999.

            The Company's average total assets increased to $228.5 million in 1999 or 11.6% from $204.8 million in 1998. As a result of the expansion of the Company's loan production office in Roseville, California and continued loan demand in the Company's major market area, net loans increased to $169.8 million over $144.9 million in 1998, an increase of $24.8 million or 17.1%.


            YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
1997

            Net income for the year ended December 31, 1998, was $4.1 million, an increase of $396,000, or 10.8%, over net income of $3.7 million for the year ended December 31, 1997. The increase in net income is principally attributable to management's efforts to reduce the Bank's lower yielding investments and increase loans, and to a lesser extent, an increase in overall credit quality, all of which resulted in increased net interest income and noninterest income and a reduction in the provision for loan losses of $524,000.

NET INTEREST INCOME

            The primary source of income for the Bank is derived from net interest income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

            Net interest income increased to $10.8 million in 1999 versus $10.4 million in 1998 and $9.4 million in 1997, representing a 3.8% increase in 1999 over 1998, and a 10.7% increase in 1998 over 1997. The average balance of total earning assets increased to $210.5 million or 12.3%. Average loan balances outstanding increased $29.4 million or 22.5% in 1999, while average balances of investments and federal funds sold decreased $6.3 million or 11.0% in 1999. The average yields on loans and federal funds sold in 1999 were lower by 85 and 13 basis points respectively, while the average yield on U.S. government securities fell 67 basis points. The decrease in average yields on loans is attributed to an increasingly competitive pricing market for quality loan production. The overall yield on average earning assets fell 51 basis points to 8.20% from 8.71% for the same period a year ago.

            Total interest expense increased to $6.4 million in 1999, from $5.9 million in 1998, representing a 9.3% increase for 1999 over 1998, and a 7.1% decrease in 1998 over 1997. Average balances of interest-bearing liabilities increased to $157.3 million over $142.7 million for the year ended December 31, 1998, or 10.2%. Included in the increase is a borrowing from the Federal Home Loan Bank used to offset fixed rate loan growth.

            The volume of interest-bearing certificates of deposit increased to $101.3 million in 1999 from $87.8 million in 1998, a 15.4% increase. The average rate paid on certificates of deposit dropped 24 basis points, while the overall average rate paid on interest bearing deposits and borrowings decreased 03 basis points to 4.09% from 4.12% for the same period a year ago.

            The Company's net interest margin (net interest income divided by average earning assets) 5.57% in 1998 and 5.15% in 1999. The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with stable funding sources resulted in an increase of $399,000 (3.8%) in net interest income for the year ended December 31, 1999 over 1998. The decrease in the Company's net interest margin from 1998 to 1999 is attributed to an increasingly competitive pricing market for loan production and the mix of interest-bearing liabilities. The increase in the Company's net interest margin from 1997 to 1998 were attributable to the growth and change in mix of earning assets, which was funded by growth of both interest-bearing and noninterest-bearing demand deposits. These increases in the net interest margin were primarily the result of (i) the overall growth and change in mix in the loan and investment portfolios, which increased the yield on interest-earning assets and to a lesser extent, (ii) the growth in noninterest-bearing demand deposits which increased earning assets, without a corresponding increase in interest-bearing liabilities and (iii) declining rates paid on interest-bearing deposits.

            The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID

                                                               YEARS ENDED DECEMBER 31,
(Dollars in thousands)                         1999                      1998                        1997
                                         -----------------      ----------------------      --------------------
------------------------------------------------------------------------------------------------------------------------
                               Average              Yield/   Average                Yield/    Average             Yield/
                               Balance   Interest    Rate   Balance     Interest     Rate    Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Portfolio Loans               $159,855    $14,605    9.14%  $130,454     $13,030    9.99%   $113,030    $11,519  10.19%
Tax Exempt Securities            5,601        240    4.28%     9,116         406    4.45%      6,142        292   4.75%
US Government                   30,273      1,714    5.66%    35,833       2,267    6.33%     47,583      3,009   6.32%
Federal Funds Sold              11,868        551    4.64%     9,511         454    4.77%     10,825        569   5.26%
Other Securities                 2,889        160    5.54%     2,486         164    6.60%      3,875        375   9.68%
                              --------    -------    -----  --------     -------    -----   --------    -------   -----
Average Earning Assets        $210,486    $17,270    8.20%  $187,400     $16,322    8.71%   $181,455    $15,764   8.69%
                                          -------                        -------                        -------

Cash & Due From Banks         $ 10,824                        $9,860                         $10,149
Bank Premises                    5,591                         5,688                           5,781
Other Assets                     1,648                         1,897                           2,211
                              --------                      --------                        --------
Average Total Assets          $228,549                      $204,845                        $199,596
                              ========                      ========                        ========

INTEREST BEARING LIABILITIES
Demand Interest Bearing       $ 41,442    $   717    1.73%  $ 42,185     $   791    1.88%   $ 42,911    $   857   2.00%
Savings Deposits                12,874        352    2.73%    12,717         349    2.74%     11,802        343   2.91%
Certificates of Deposit        101,289      5,240    5.17%    87,805       4,746    5.41%     88,701      5,134   5.79%
Other Borrowings                 1,710        126    7.37%         0           0        -          0          0       -
                              --------    -------    -----  --------     -------    -----   --------    -------   -----
                               157,315      6,435    4.09%   142,707       5,886    4.12%    143,414      6,334   4.42%
                                          -------                        -------                        -------
Noninterest  Demand             43,548                        37,315                          34,299
Other Liabilities                2,857                         2,353                           1,864
Shareholder Equity              24,829                        22,470                          20,019
                              --------                      --------                        --------
Average Liabilities and
Shareholders Equity           $228,549                      $204,845                        $199,596
                              ========                      ========                        ========

Net Income and Net Interest
Margin                                   $ 10,835    5.15%               $10,436    5.57%              $  9,430   5.20%
                                         ========                        =======                       ========
------------------------------------------------------------------------------------------------------------------------


            Interest income on loans includes fee income of $492,000, $562,000 and $423,000 for the years ended December 31, 1999, 1998, and 1997 respectively.

            The Company's average total assets increased from $199.6 million in 1997 to $204.8 in 1998 and $228.5 in 1999, representing a 2.61% increase 1998 over 1997, and 11.6% increase in 1999 over 1998. Portfolio loans increased to $130.4 million in 1998 and $159.9 million in 1998, representing a increase of 15.4% and 22.5%, respectively. In addition the Company's average non-interest bearing demand deposits increased from $34.3 million in 1997 to $37.3 in 1998 and $43.5 million in 1999, representing an increase of 8.8% and 16.7%, respectively, as a result of expansion of the Bank's commercial banking activities.

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


ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                      YEARS ENDED DECEMBER 31,

(Dollars in thousands)                  1999 OVER 1998                      1998 OVER 1997
-------------------------------------------------------------------------------------------------
                                  Volume       Rate      Total      Volume       Rate      Total
-------------------------------------------------------------------------------------------------
Increase (Decrease)
In Interest Income:
-------------------
Portfolio Loans                   $2,686   $(1,111)     $1,575      $1,740     $(229)     $1,511
Tax-exempt securities              (151)       (15)      (166)         132       (18)        114
US Government securities           (312)      (242)      (554)       (744)          3      (741)
Federal Funds sold                   110       (13)         97        (63)       (52)      (115)
Other investment securities           22       (26)        (4)        (92)      (119)      (211)
                                  ------   --------     ------       -----     ------      -----
Total Increase(Decrease)          $2,355   $(1,407)     $  948        $973     $(415)       $558
                                  ------   --------     ------       -----     ------       ----

Increase(Decrease)
In Interest Expense:
--------------------
Interest-bearing Demand             (13)       (61)       (74)       $(14)      $(52)      $(66)
Savings Deposits                       4        (1)          3          25       (19)          6
Certificates of Deposit              698      (204)        494        (48)      (340)      (388)
Other Borrowings                     126          0        126           0          0          0
                                  ------   --------     ------       -----     ------      -----
Total Increase(Decrease)            $815     $(266)       $549       $(37)     $(411)     $(448)
                                  ------   --------     ------       -----     ------      -----

Net Increase(Decrease)            $1,540   $(1,141)       $399      $1,010       $(4)     $1,006
                                  ======   ========       ====      ======       ====     ======
-------------------------------------------------------------------------------------------------

NONINTEREST INCOME

            The Company's noninterest income consists primarily of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. Noninterest income also includes ATM fees earned at various locations. For the year ended December 31, 1999, noninterest income represented 13.9% of the Company's revenues versus 13.4% in 1998, and 13.0% in 1997. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source.

            Total noninterest income increased to $2.8 million in 1999 over $2.5 million in 1998, and $2.4 million in 1997, representing an increase of 9.9% and 7.4% respectively. Factors contributing to the increase include pricing adjustments on overdraft processing services, moderate transaction volume increases in credit card processing, service fee increases attributed to additional offsite ATM installations, and gains of $78,500 on sales of SBA loans to qualified brokers.

MERCHANT SERVICES PROCESSING INCOME

            Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for an Independent Sales Organization (ISO), a nonbank merchant credit card processor. The Bank processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer.

            As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. As of December 31, 1999 and 1998, the ISO portfolio consisted of approximately 46,000 and 40,000 merchants, respectively. Contract deposit relationships with the merchants and ISO represented approximately 33% of the Bank's capital as of December 31, 1999.

            The Merchant Services Agreement was renewed in 1997 for a period of four years, which expires on April 1, 2001, and will automatically renew for additional four-year periods unless terminated in advance of the renewal period by CSI upon 90 days written notice, or the bank upon 30 days written notice. Although CSI has not terminated the Merchant Services Agreement, the Company and CSI are renegotiating the terms of the Merchant Services Agreement for the four-year period commending April 1, 2001. If the Company and CSI are unable to reach agreement with respect to the renewal terms of the Merchant Services Agreement, the Company expects that CSI will terminate the Merchant Services Agreement. Termination of the Merchant Services Agreement would result in a significant decline in revenues from merchant card processing and have a material adverse affect on the Company's results of operations.

            The Merchant Services Agreement provides for indemnification of the Bank by the ISO against losses incurred by the Bank in connection with either the processing of credit/debit card transactions for covered merchants or any alleged violations by the ISO of the Card Association Rules. The ISO maintains a merchant specific reserve of approximately $8.7 million. These reserves are held in accounts with the Bank with activity authorized only by certain Bank personnel. The Bank has been granted a security interest in the reserve accounts to secure the ISO's obligations under the agreement.

            The ability of the Bank to increase the level of fee income currently being generated by merchant processing relationships is limited. Under the Card Association Rules, fees that can be charged on monthly credit card sales above $93 million are significantly less than the fees that can be charged on monthly credit card sales below $93 million. Further, the Visa(R) bylaws limit the amount of quarterly Visa(R) credit card sales that the Bank may process to four times the Bank's equity capital unless additional collateral is pledged by the Bank. During 1999 the Bank has exceeded the $93 million threshold, future growth in the level of fee income will be significantly less than historical growth. The Company's ability to sustain or increase fee income from merchant processing relationships is also affected by other factors, some of which are beyond the Company's control. Such factors include: (i) competition from other banks, ISOs and other nonbank processors; (ii) continuation of the requirement that ISOs and other nonbank processors access the Visa(R) and MasterCard(R) payment system through banks; (iii) the ability to avoid potential losses through various contractual methods including indemnification by the ISO, reserve balances controlled by the Bank and insurance; and (iv) the ability to continue to grow both locally and nationally.

            In 1995, the Company established a sales team to provide merchant processing services to merchants in its major market area and, as of December 31, 1999 and 1998, the Bank had 760 and 793 merchants, respectively, in its portfolio. The income generated from the Bank's local merchant portfolio is substantially less than that generated from the ISO portfolio because of the lower volume of transactions. The bank maintains reserves for possible credit card losses based upon chargeback history.

            Merchant services processing income, net of processing costs was $1.8 million in 1997, $1.7 in 1998 and $1.9 in 1999 representing an decrease of 2.8% in 1998 over 1997, and an increase of 8.9% in 1999 over 1998. The decrease in merchant services processing income from 1997 to 1998 is primarily attributable to increased processing costs and the bank reaching the $93 million threshold for monthly Visa(R) transactions processed, at which point fee income significantly declines. The increase in merchant services processing income from 1998 to 1999 is primarily attributable to volume growth, the addition of pricing analysis adjustments and minimum monthly transaction fee.

            The following table sets forth a summary of noninterest income for the periods indicated.

                                                           YEARS ENDED DECEMBER 31,
(Dollars in thousands)
----------------------------------------------------------------------------------------
                                                      1999         1998          1997
----------------------------------------------------------------------------------------
Noninterest Income:

Service Charges                                      $   251       $   215      $   212
Other Income                                             715           503          370
Net realized Gains (Losses) on Sale of
       Investment Securities available-for-sale          (58)           93            5
Credit Card Income, net                                1,882         1,728        1,777
                                                     -------       -------      -------

Total Noninterest Income                             $ 2,790       $ 2,539      $ 2,364
                                                     =======       =======      =======
----------------------------------------------------------------------------------------


NONINTEREST EXPENSE

            Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Noninterest expense for 1999 was $6.4 million compared to $6.0 million for 1998 and $5.0 million in 1997, representing an increase of $459,000, or 7.7% for 1999 over 1998, and $992,000 or 19.8% for 1998 over 1997. Increases in salaries and benefits are indicative of the additions to staff to expand the corporate accounting department and the loan production office in Roseville, California. The increase in noninterest expense from 1997 to 1998 was primarily the result of growth in the Company's loan portfolio and earning assets. The increase in professional services over the same period is attributable to the expenses related to the Company's decision to register its Common Stock under the Exchange Act in order to increase shareholder liquidity.


The following table sets forth a summary of noninterest expense for the periods indicated.

                                    YEARS ENDED, DECEMBER 31
(Dollars in thousands)
----------------------------------------------------------------
                                  1999        1998        1997
----------------------------------------------------------------
Noninterest Expense:

Salaries & Benefits              $3,805      $3,422      $3,024
Occupancy & Equipment               924         838         796
FDIC Assessments                     16          26          41
Data Processing &
Professional Services               504         360         283
Stationery & Supplies               176         173         161
Postage                              80          78          83
Directors Expenses                  198         203         146
Other Expense                       731         875         449
                                 ------      ------      ------

Total Non-Interest Expenses      $6,434      $5,975      $4,983
                                 ======      ======      ======
----------------------------------------------------------------

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

                                    YEARS ENDED DECEMBER 31,
(Dollars in thousands)
------------------------------------------------------------------
                              1999           1998          1997
------------------------------------------------------------------
Tax Provision              $  2,701       $  2,446       $  2,129
Effective Tax Rate            38.2%          37.6%          36.8%
------------------------------------------------------------------


ASSET QUALITY

            The Company concentrates its lending activities primarily within Shasta County, California, and the location of the Bank's two full service offices. The Company also makes loans to borrowers in El Dorado, Placer, and Sacramento counties through its loan production office in Roseville, California.

            The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

            The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                                   AS OF DECEMBER 31,
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                            1999            1998            1997            1996            1995
-------------------------------------------------------------------------------------------------------------------
Commercial & Financial                   $  53,383       $  46,890       $  41,432       $  37,592       $  36,248
Real Estate-Construction                    37,859          29,470          16,393          32,474          42,784
Real Estate-Commercial                      78,842          69,742          54,533          40,067          35,299
Installment                                    294             298              72             241              69
Other Loans                                  2,811           2,225           1,274           1,284           1,699
Less:
Deferred Loan Fees and Costs                  (372)           (423)           (294)           (305)           (430)
Allowance for Loan and Lease Losses
                                            (2,971)         (3,235)         (2,819)         (2,294)         (2,053)
                                         ---------       ---------       ---------       ---------       ---------

Total Net Loans                          $ 169,846       $ 144,967       $ 110,591       $ 109,059       $ 113,616
                                         =========       =========       =========       =========       =========
-------------------------------------------------------------------------------------------------------------------

            Net portfolio loans increased $24.9 million or 17.2%, to $169.8 million at December 31, 1999 over $144.9 at December 31, 1998. The strategic plan adopted in 1999 provided for significant increases in loan growth, offset by decreasing investment securities and additions of wholesale borrowing arrangements from the Federal Home Loan Bank, designed to improve yields over investment activities. The 9.14% yield during 1999 on portfolio loans decreased over 9.99% yield during 1998; and reflects the current competitive market. Commercial and financial loans increased $6.5 million or 13.8%, real estate construction projects increased $8.4 million or 28.4%, and Commercial real estate increased $9.1 million or 13.0% from 1998 to 1999. The portfolio mix remains stable with the mix of 1998, with commercial and financial loans of approximately 31%, real estate construction of 22% and commercial real estate at 46%.

            The Company's practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

The following table sets forth a summary of the Company's nonperforming loans and other assets as of the dates indicated:

 (Dollars in Thousands)                                     AS OF DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                               1999        1998        1997        1996        1995
----------------------------------------------------------------------------------------------------
Nonaccrual loans                              $  394      $  942      $  500      $1,734      $3,381
90 days past and still accruing interest           0          46         173         540         347
Restructured loans in compliance with
modified terms                                    --          --       2,450          --

Other Real Estate Owned                           40          66         352       2,268         229
-----------------------------------------------------------------------------------------------------

            As a result of the increase in the level of nonperforming assets at the end of 1995 and 1996, management directed its attention to reducing the level of nonperforming assets through intensified collection and rehabilitation efforts and charge-offs of $1,269,287 in 1996 and $426,879 in 1995. As a result, the Company did not experience loan growth during this period and deposit growth was directed into investment assets. During the fourth quarter of 1997, management believed that there had been a significant improvement in asset quality as evidenced by a reduction in charge-offs and a decrease in nonperforming assets to warrant expansion of the Bank's loan origination activities, which was effected by increasing the number of loan officers.

            The Company's nonaccrual loans decreased from $942,000 to $394,000 during 1999 and is comprised of one loan. Other real estate owned ("OREO") decreased to $40,000 in 1999 from $66,000 in 1998, and at December 31, 1999, consisted of one property.

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

            The following table sets forth the maturity distribution of the Company's commercial and real estate loans outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)
----------------------------------------------------------------------------------------------------
                                                   After One through
                                 Within One Year      Five Years      After Five Years       Total
----------------------------------------------------------------------------------------------------
Commercial Loans                    $17,314            $22,092            $13,977           $53,383
Real Estate Construction Loans
                                    $27,341            $ 8,431            $ 2,087           $37,859
                                    -------            -------            -------           -------
Total                               $44,655            $30,523            $16,064           $91,242
                                    =======            =======            =======           =======

Loans due after one year with:
Fixed Rates                                            $ 9,949            $ 3,938            $13,887
Variable Rates                                         $20,574            $12,126            $32,700
                                                       -------            -------           -------
Total                                                  $30,523            $16,064            $46,587
                                                       =======            =======           =======
----------------------------------------------------------------------------------------------------


ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

            In determining the amount of the Company's ALLL, management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALLL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in credit risk.

            The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company's statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALLL and the level of the related provision for possible loan losses is determined on a judgement basis by management based on consideration of (i) economic conditions,
(ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

            The ALLL is a general reserve available against the total loan portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses.

            While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's ALLL. Such agencies may require the Bank to provide additions to the allowance based on their judgement of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

            Because the principal factor effecting the adequacy of the ALLL is the credit risk rating factor, the bank does not allocate the ALLL by loan category. The banks principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The primary sources of repayment of the Bank's commercial loans are the borrowers' conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Bank's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and period reviews by a consultant of the Bank's credit administration policies.

            The principal source of repayment of the Bank's real estate construction loans is the sale of the underlying collateral or the availability of permanent financing from the Bank or other lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower's ability in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns. The Bank manages its credit risk associated with real estate construction lending by establishing loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Bank requires a loan-to-value ratio of not more than 80% on single family residential construction loans.

            The principal source of repayment of the Bank's real estate mortgage loans is the Borrowers' operating cash flow. Similar to commercial loans, the principal factors affecting the Bank's risk of loss in real estate mortgage lending include each borrowers' ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower's cash flow to loan repayment terms.

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

            The adequacy of the ALLL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the bank. Secondly, established specific reserves are available for individual loans currently on management's watch and high-grade loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

            Management believes the assigned risk grades and our methods for managing changes are satisfactory.

            Watch list and high-grade loans decreased 10.88% from 1998 to 1999, primarily due to improved economic conditions for borrowers and strong account management by the lenders.

            The provision for loan losses decreased to $120,000 for 1999 versus $500,000 in 1998. The reduction in the amount of the provision is a direct result of the Company's ongoing efforts to increase the effectiveness of its collection efforts, the decrease in net losses, and lower delinquencies and adversely graded loans. Net charge-offs were $383,090 or .24% of average loans during 1999. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

            The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)                                      YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                        1999           1998           1997           1996           1995
----------------------------------------------------------------------------------------------------------
Beginning Balance:                    $ 3,235        $ 2,819        $ 2,294        $ 2,053        $ 1,730

Provision for loan losses                 120            500          1,024          2,160          1,045
Charge-offs:
Commercial                               (355)          (139)          (393)        (1,074)          (510)
Real Estate                              (103)           (54)          (209)          (916)          (273)
Other                                      (2)           (16)            (3)           (--)           (--)
                                      -------        -------        -------        -------        -------
Total Charge-offs                        (460)          (209)          (605)        (1,990)          (783)
                                      -------        -------        -------        -------        -------
Recoveries:
Commercial                                 37            114             60             37             61
Real Estate                                40             11             46             34             --
                                      -------        -------        -------        -------        -------
Total Recoveries                           77            125            106             71             61
                                      -------        -------        -------        -------        -------

Ending Balance                        $ 2,972        $ 3,235        $ 2,819        $ 2,294        $ 2,053
                                      =======        =======        =======        =======        =======

ALLL to total loans                      1.72%          2.18%          2.49%          2.06%          1.77%
Net Charge-offs to average loans
                                          .24%           .06%           .44%          1.64%           .64%
----------------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

            The Company classifies its investment securities as "held-to-maturity" or "available-for-sale" at the time of investment purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold "held-to-maturity" investments to maturity. The Company does not engage in trading activities.

            Investment securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as accumulated other comprehensive income, in a separate component of shareholder's equity. Gain or loss on sale of investment securities is based on the specific identification method.

            Investment securities held-to-maturity, exclusive of FHLB stock at December 31, 1999, consisted of mortgage-backed securities totaling $5.4 million with a remaining contractual maturity of ten years and a weighted-average yield of 6.73%, and mortgage-backed securities totaling $500,000 with a remaining contractual maturity of one to five years and a weighted-average yield of 5.97%.

            The following table summarizes the contractual maturities of the Company's investment securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 1999. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                                                                After One through   After Five through
                                                    Within One               Five                  Ten
                                                          Year              Years                Years           Total
 (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                        Amount      Yield     Amount     Yield    Amount     Yield     Amount      Yield
-------------------------------------------------------------------------------------------------------------------------
U.S. Government & Agencies              $ 7,045     4.74%    $11,050     5.29%    $ 3,000     6.66%    $21,095     5.98%
Obligations of State and Political
Subdivisions
                                          1,174     4.01%      3,313     4.26%        185     5.13%      4,672     4.21%
                                        -------     ----     -------     ----     -------     ----     -------     ----

Total                                   $ 8,219     4.63%    $14,363     5.05%    $ 3,185     6.54%    $25,767     5.66%
                                        =======     ====     =======     ====     =======     ====     =======     ====
-------------------------------------------------------------------------------------------------------------------------

            The following table summarizes the amortized cost of the Company's available for sale investment securities held on the dates indicated.

(Dollars in thousands)                  YEARS ENDED DECEMBER 31
------------------------------------------------------------------
                                  1999         1998         1997
------------------------------------------------------------------
U.S. Government & Agencies      $21,095      $14,509      $36,968
Municipal Obligations             4,672        5,855       10,525
Corporate and Other Bonds         6,769       12,002       17,081
                                -------      -------      -------

Total                           $32,536      $32,366      $64,574
                                =======      =======      =======
------------------------------------------------------------------

DEPOSIT STRUCTURE

            The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts.

The following table sets forth the distribution of the Company's average daily deposits for the periods indicated.

(Dollars in thousands)                                      YEARS ENDED DECEMBER 31,
                               1999                     1998                     1997
------------------------------------------------------------------------------------------------------
                              Amount          Rate     Amount           Rate    Amount          Rate
------------------------------------------------------------------------------------------------------
NOW Accounts                 $ 28,315         1.60%   $ 26,423         1.87%   $ 23,554         1.99%
Savings Accounts             $ 12,874         2.73%   $ 12,717         2.74%   $ 11,802         2.91%
Money Market Accounts        $ 13,127         2.00%   $ 15,762         1.94%   $ 19,357         2.06%
Certificates of Deposit      $101,289         5.17%   $ 87,805         5.41%   $ 88,701         5.79%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more at December 31, 1999.

                            DEPOSIT MATURITY SCHEDULE

(Dollars in thousands)
---------------------------------------------------------
                                      1999         1998
---------------------------------------------------------
Three Months or less                $19,239      $16,434
Over three through six months       $ 9,927      $ 9,802
Over six through twelve months      $ 8,603      $ 9,965
Over twelve months                  $ 4,093      $ 6,074
                                    -------      -------
Total                               $41,862      $42,275
                                    =======      =======
---------------------------------------------------------

LIQUIDITY

            The purpose of liquidity management is to ensure efficient and economical funding of the Bank's assets consistent with the needs of the Bank's depositors and, to a lesser extent, shareholders. This process is managed not by formally monitoring the cash flows from operations, investing and financing activities as described in the Company's statement of cash flows, but through an understanding principally of depositor and borrower needs. As loan demand increases, the Bank can use asset liquidity from maturing investments along with deposit growth to fund the new loans.

            With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, available-for-sale investment securities, and principal and interest payments on loans. With respect to liabilities, core deposits, shareholders' equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

            Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Bank's liquid assets (cash and due from banks, federal funds sold, and available-for-sale investment securities) totaled $44.5 million or 19.1% of total assets at December 31, 1999, $51.3 million or 23.8% of total assets at December 31, 1998 and, $74.1 million or 36.2% of total assets at December 31, 1997. The Company expects that its primary source of liquidity will be supported by earnings of the company, acquisition of core deposits, and wholesale borrowing arrangements.

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

            Management believes, as of December 31, 1999, that the Bank meets and exceeds all capital adequacy requirements to which it is subject. As of December 31, 1999 and 1998, the most recent notification by the Federal Deposit Insurance Corporation (FDIC) categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

            The following table sets forth the Company's and Bank's capital ratios for the periods indicated.




                                             December 31, 1999       December 31, 1998
                                             ------------------      ------------------           For Bank to
                                             Bank       Company      Bank       Company   be well capitalized
                                             ----       -------      ----       -------   -------------------
Total Risk-Based Capital                    14.85%      15.58%      15.58%      16.50%          >10.00%
Tier 1 Capital to Risk-Based Assets         13.59%      14.33%      14.33%      15.25%          > 6.00%
Tier 1 Capital to Average Assets            10.44%      11.31%      10.95%      11.58%          > 5.00%
(Leverage ratio)

            The Company paid a dividend of 60 cents per share on the Company's Common Stock paid to shareholders of record as of October 1, 1999. This dividend, financed with dividends from the Bank, and coupled with the significant growth in the loan portfolio has decreased the Bank's leverage ratio at December 31, 1999 to 10.44% from 10.95%. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

            While US government investments may have a zero weight attached, portfolio loans have a 100 percent weight attached. This reclassification of earning assets attributes to the decline in total risk-based capital ratio to 14.85% from 15.58% at December 31, 1998.

            The Board of Directors of Redding Bancorp approved a repurchase program for Redding Bancorp stock.
The purpose of the Treasury Stock Repurchase program is to provide greater liquidity for investor's and to mitigate the dilutive effects of the Redding Bancorp 1998 Stock Option Plan. The program establishes a systematic buyback approach with a goal of providing sufficient shares to fund the stock option plan over a seven-year period.

            The program authorized the buyback of up to 411,000 shares of Treasury stock over the next seven years. At December 31, 1999, the Company has repurchased 57,881 shares. These shares have been retired.

IMPACT OF INFLATION

            Inflation affects the Company's financial position as well as its operating results. It is management's opinion that the effects of inflation on the financial statements have not been material.

YEAR 2000 STATE OF READINESS

               The Company's mission critical systems successfully responded to the century date change. Accordingly, the Company's core banking systems, including the application software for its deposit, loan and merchant card computer systems, as well as the electronic funds transfers system with the Federal Reserve, are fully operational and accurately processing customer information and transactions. The Company will continue to monitor its systems and those of its vendors and suppliers over the coming months.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

            The Company is aware that Van Kasper & Company located at 600 California Street, Suite 1700, San Francisco, California 94108, and Hoefer & Arnett, Incorporated located at 353 Sacramento Street, 10th Floor, San Francisco, California 94111, handle trades in the Company's Common Stock. Trades may be reported on the National Association of Securities Dealers' Electronic Bulletin Board. There is no established public trading market for the Company's Common Stock.

            The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information provided by Hoefer & Arnett. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

                              Sales Price
                              -----------
Quarter Ended:             High         Low      Volume
--------------             ----         ---      ------
March 31, 1999          $   20.00   $    19.00   33,100
June 30, 1999           $   21.50   $    19.375  45,650
September 30, 1999      $   24.00   $    22.50    9,520
December 31, 1999       $   23.00   $    22.00    9,800

March 31, 1998          $   11.33   $    10.67    4,440
June 30, 1998           $   11.42   $    10.75      648
September 30, 1998      $   16.00   $    16.00      426
December 31, 1998       $   17.50   $    17.50    1,288

            On October 22, 1999, the Company paid a $.60 per share cash dividend to shareholders of record on October 1, 1999.

            The Company's ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board ("FRB") generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

            The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

            The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

                In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Superintendent in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

            Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

            As of March 1, 2000, there were approximately 293 holders of record of the Company's Common Stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

            The formal policies and practices adopted by the Bank to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 basis points. The following table sets forth, as of December 31, 1999, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities. It also reports the GAP between repricing earning assets and interest-bearing liabilities, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)              AT DECEMBER 31, 1999

--------------------------------------------------------------------------------------------------
                                 Within 3   3 Months to   One Year to    Five Years         Total
                                   Months      One Year    Five Years          Plus
--------------------------------------------------------------------------------------------------
EARNING ASSETS
Securities held to maturity      $      -      $      -      $    500      $  6,269      $  6,769
Investment Securities
   Available for Sale            $    998      $  7,162      $ 14,148      $  3,066      $ 25,374
Federal Funds Sold               $  7,560            --            --            --      $  7,560
Loans, net                       $ 96,680      $ 16,434      $ 27,434      $ 29,297      $169,845
                                 --------      --------      --------      --------      --------
Total Earning Assets             $105,238      $ 23,596      $ 42,082      $ 38,632      $209,548
                                 ========      ========      ========      ========      ========
--------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Demand Deposits                             $ 43,176       $      -       $      -      $    -      $ 43,176
Savings Deposits                            $ 11,577       $      -       $      -      $    -      $ 11,577
Time Deposits                               $ 41,778       $ 49,538       $ 11,872      $    -      $103,188
Other Borrowings                            $      0       $  1,800       $  3,000      $    -      $  4,800
                                            --------       --------       --------      ------      --------
Total Interest-bearing Liabilities
                                            $ 96,531       $ 51,338       $ 14,872      $    -      $162,741
                                            ========       ========       ========      ======      ========

GAP                                            8,707        (27,742)        27,210      38,632        46,807

Cumulative GAP                                              (19,035)         8,175      46,807
RSA/RSL                                         1.09            .46           2.83          --          1.29
Cumulative GAP to Total Average Assets
                                                0.04          (0.08)          0.04        0.20
-------------------------------------------------------------------------------------------------------------

            Because of the Bank's capital position and noninterest-bearing demand deposit accounts, the Bank is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company's net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company's net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Bank is asset sensitive, the Company is adversely effected by declining rates rather than rising rates.

            To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 1999, the estimated annualized reduction in net interest income attributable to a 100 basis point decline in the federal funds rate was $359,000 with a similar and opposite result attributable to a 100 basis point increase in the federal fund rate.

            The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the annual net interest income of the Bank. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and
(iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ when actual customer and management behavior and ratios differ from the assumptions utilized by management in its model. In addition, the model has limited usefulness for the measurement of the effect on annual net interest income resulting from rate changes other than 100 basis points. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100 basis points. The model's primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the bank's mix and level of rate-sensitive assets and liabilities will have on the Company's net interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report .......................................................................      40
Independent Auditors' Report .......................................................................      40
Consolidated Balance Sheets as of December 31, 1999 and 1998 .......................................      41
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 .............      42
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997      43
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 .........      44
Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997 ....      45

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Redding Bancorp and Subsidiaries:


We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1997 of Redding Bancorp and subsidiaries (the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Redding Bancorp and subsidiaries, operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ KPMG LLP

Sacramento, California
January 21, 1998, except as to the first paragraph of note 12, which is as of June 16, 1998

Deloitte & Touche, LLP
400 Capitol Mall, Suite 2000
Sacramento, California 95814-4424

Telephone: (916) 498-7100
Facsimile:   (916) 444-7963



INDEPENDENT AUDITORS' REPORT


The Board of Directors
Redding Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Redding Bancorp and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

January 21, 2000

REDDING BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1999 and 1998
--------------------------------------------------------------------------------


ASSETS                                                                      1999                1998

Cash and due from banks (note 3)                                       $  11,605,368       $  10,010,339
Federal funds sold                                                         7,560,000          16,790,000
Investment securities available-for-sale, at market (note 4)              25,374,494          24,518,750
Investment securities held-to-maturity, at cost (aggregate market
   value of $6,721,999  in 1999 and $8,207,512 in 1998) (note 4)           6,769,395           8,038,378
Loans, net of the allowance for loan losses of $2,971,747 in 1999
   and $3,234,837 in 1998 (note 5)                                       169,845,642         144,966,909
Bank premises and equipment, net (note 6)                                  5,473,896           5,603,739
Other assets (note 7)                                                      5,890,482           6,156,880
                                                                       -------------       -------------

TOTAL ASSETS                                                           $ 232,519,277       $ 216,084,995
                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - noninterest bearing                                        $  40,381,025       $  39,708,911
   Demand - interest bearing                                              43,176,325          42,810,171
   Savings                                                                11,577,452          13,083,097
   Certificates of deposits (note 8)                                     103,188,500          93,018,519
                                                                       -------------       -------------
                                                                         198,323,302         188,620,698
                                                                         198,323,303         188,620,698
   Other borrowings                                                        4,800,000                   0
    Other liabilities (note 9)                                             3,336,580           2,810,420
                                                                       -------------       -------------
Total liabilities                                                        206,459,882         191,431,118
                                                                       -------------       -------------

Commitments and contingencies (note 15)

Stockholders' equity (notes 11, 12, and 16):
   Preferred stock, no par value; 2,000,000 authorized;
       no shares issued and outstanding in 1999 and 1998
    Common stock, no par value; 10,000,000 shares
      authorized; 2,642,522 shares issued and outstanding in 1999
      and 2,690,103 shares issued and outstanding in 1998                  4,808,938           4,684,721

   Retained earnings                                                      21,490,819          19,847,035
   Accumulated other comprehensive income, net of tax                       (240,362)            122,121
                                                                       -------------       -------------
      Total stockholders' equity                                          26,059,395          24,653,877
                                                                       -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 232,519,277       $ 216,084,995
                                                                       =============       =============




See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                    1999              1998              1997
                                                                    ----              ----              ----
Interest income:
   Interest and fees on loans                                  $ 14,605,200       $ 13,030,535      $ 11,519,475
   Interest on tax exempt securities                                240,431            405,746           292,038
   Interest on U.S. government securities                         1,713,736          2,267,663         3,008,859
   Interest on federal funds sold                                   551,090            454,515           568,784
   Interest on other securities                                     159,890            163,585           375,446
                                                               ------------       ------------      ------------
      Total interest income                                      17,270,347         16,322,044        15,764,602
                                                               ------------       ------------      ------------

Interest expense:
   Interest on demand deposits                                      716,618            790,557           856,979
   Interest on savings deposits                                     352,362            349,353           342,839
   Interest on time deposits                                      5,239,604          4,745,951         5,134,417
    Other Borrowings                                                126,200                  0                 0
                                                               ------------       ------------      ------------
      Total interest expense                                      6,434,784          5,885,861         6,334,235
                                                               ------------       ------------      ------------

   Net interest income                                           10,835,563         10,436,183         9,430,367
Provision for loan losses (note 5)                                  120,000            500,000         1,023,500
                                                               ------------       ------------      ------------
   Net interest income after provision for loan losses           10,715,563          9,936,183         8,406,867
                                                               ------------       ------------      ------------
Noninterest income:
   Service charges on deposit accounts                              250,944            215,114           212,034
   Other income                                                     714,904            503,070           369,537
   Net Gains (losses) on sale of
        investment securities available for sale (Note 4)           (58,357)            92,828             4,807
   Credit card service income                                     1,882,305          1,727,849         1,777,571
                                                               ------------       ------------      ------------
      Total other income                                          2,789,796          2,538,861         2,363,949
                                                               ------------       ------------      ------------

Noninterest expenses:
   Salaries and related benefits                                  3,804,621          3,421,719         3,024,280
   Net occupancy and equipment expense                              923,589            837,602           796,085
   FDIC insurance premium                                            16,358             26,517            40,799
   Data processing and professional services                        503,627            360,062           283,296
   Directors expenses                                               197,816            202,822           145,979
   Other expenses                                                   988,102          1,125,952           692,941
                                                               ------------       ------------      ------------
      Total other expenses                                        6,434,113          5,974,674         4,983,380
                                                               ------------       ------------      ------------

Income before income taxes                                        7,071,246          6,500,370         5,787,436
Provision for income taxes (note 10)                              2,701,243          2,446,261         2,129,741
                                                               ------------       ------------      ------------

   Net Income                                                  $  4,370,003       $  4,054,109      $  3,657,695
                                                               ============       ============      ============

Basic earnings per share (note 2)                                   $1.64              $1.51             $1.36
                                                                    =====              =====             =====
Diluted earnings per share (note 2)                                 $1.52              $1.42             $1.35
                                                                    =====              =====             =====

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                         ACCUMULATIVE
                                                                        COMMON STOCK                       OTHER
                                                     COMPREHENSIVE  --------------------   RETAINED      COMPREHENSIVE
                                                         INCOME       SHARES     AMOUNT    EARNINGS       INCOME, NET     TOTAL

Balance at December 31, 1996                                        2,701,416    4,561,821  14,526,071       91,951     19,179,843

Comprehensive income:
   Net income                                        $   3,657,695                            3,657,695                  3,657,695
   Other comprehensive income:
      Unrealized holding gains arising
         during period, net of tax                          65,019
      Less:  reclassification adjustment
         for gains included in net
         income, net of tax                                  3,042
                                                     -------------
      Other comprehensive loss                              61,977                                           61,977         61,977
                                                     -------------

Comprehensive income:                                $   3,719,672
                                                     =============

Cash dividends ($0.33 per share)                                                               (900,472)                  (900,472)
Purchase and retirement
   of common stock                                                    (17,313)     (29,236)    (145,222)                  (174,458)
                                                                    ---------  ----------  -----------    ---------   -----------

Balance at December 31, 1997                                         2,684,103   4,532,585   17,138,072     153,928     21,824,585

Comprehensive income:
   Net income                                        $   4,054,109                            4,054,109                  4,054,109
   Other comprehensive income:
      Unrealized holding gains arising
         during period, net of tax                          26,118
      Less:  reclassification adjustment
         for gains included in net
         income, net of tax                                 57,925
                                                     -------------
      Other comprehensive income                           (31,807)                                         (31,807)       (31,807)
                                                     --------------

Comprehensive income                                 $   4,022,302
                                                     =============
Compensation expense associated with stock options                                 130,136                                 130,136
Cash dividends ($0.50 per share)                                                             (1,345,146)                (1,345,146)

Stock options exercised                                                  6,000      22,000                                  22,000
                                                                     ---------  ----------  -----------   ---------    -----------
Balance at December 31, 1998                                         2,690,103  $4,684,721  $19,847,035   $ 122,121    $24,653,877
Comprehensive income:
   Net income                                        $   4,370,003                            4,370,003                  4,370,003
   Other comprehensive income:
      Unrealized holding losses arising
         during period, net of tax                        (398,197)
      Add:  reclassification adjustment
         for losses included in net
         income, net of tax                                 35,714
                                                      ------------
      Other comprehensive income                      $   (362,483)                                        (362,483)      (362,483)
                                                      ------------

Comprehensive income                                  $  4,007,520
                                                      ============
Purchase and retirement of common stock                                (57,881)   (100,798)  (1,142,296)                (1,243,094)
Compensation expense associated with stock options                                  77,865                                  77,865
Cash dividends ($0.60 per share)                                                             (1,583,923)                (1,583,923)
Stock options exercised                                                 10,300     147,150                                 147,150
                                                                     ---------  ----------  -----------   ---------    -----------
Balance at December 31, 1999                                         2,642,522  $4,808,938  $21,490,819    (240,362)   $26,059,395
                                                                     =========  ==========  ===========   =========    ===========


See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999               1998               1997
Cash flows from operating activities:
   Net income                                                     $  4,370,003       $  4,054,109       $  3,657,695
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                           120,000            500,000          1,023,500
   Provision for depreciation                                          471,655            433,910            405,597
   Compensation expense associated with stock options                   77,865            130,136                 --
   Amortization of investment premiums and accretion
      of discounts, net                                                 29,545           (474,554)          (295,446)
   (Gain) loss on sale of loans                                       (136,336)           (47,089)           (30,285)
   Proceeds from sale of loans                                       5,509,108          3,851,050          3,972,000
   Loans originated for sale                                        (5,639,444)        (3,898,139)        (4,002,285)
   Deferred income taxes, net                                          274,735           (283,013)          (362,950)
   (Increase) decrease in other assets                                 343,733           (577,690)         1,848,770
   (Increase) decrease in deferred loan fees                           (50,994)           128,875            (11,400)
   Increase (decrease) in other liabilities                            395,169            428,919            429,728
                                                                  ------------       ------------       ------------
Net cash provided by operating activities                            5,765,039          4,246,514          6,634,924
                                                                  ------------       ------------       ------------

Cash flows from investing activities:
   Proceeds from maturities of available for sale securities        19,658,319         32,953,547         39,136,648
   Proceeds from sale of available for sale securities              13,359,055         10,403,936          2,275,042
   Purchases of available for sale securities                      (33,217,242)       (10,653,638)       (47,824,174)
Purchases of mortgage-backed securities held-to-maturity                    --                 --         (5,996,255)
   Loan originations, net of principal repayments                  (24,681,067)       (34,910,401)        (2,483,454)
   Purchase of premises and equipment                                 (398,833)          (424,424)          (392,385)
   Proceeds from sale of equipment                                      57,021            229,154                 --
                                                                  ------------       ------------       ------------
Net cash used by investing activities                              (25,222,747)        (2,401,826)       (15,284,578)
                                                                  ------------       ------------       ------------

Cash flows from financing activities:
   Net decrease in demand deposits and savings accounts               (467,377)         1,830,406         13,780,306
   Net increase (decrease) in certificates of deposit               10,169,981          6,117,017         (4,475,000)
   Net increase in other borrowings                                  4,800,000                 --                 --
   Cash dividends                                                   (1,583,923)        (1,345,146)          (900,472)
   Common stock transactions, net                                   (1,095,944)            22,000           (174,458)
                                                                  ------------       ------------       ------------
Net cash provided by financing activities                           11,822,737          6,624,277          8,230,376
                                                                  ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents                (7,634,971)         8,468,965           (419,278)

Cash and cash equivalents at beginning of year                      26,800,339         18,331,374         18,750,652
                                                                  ------------       ------------       ------------

Cash and cash equivalents at end of year                          $ 19,165,368       $ 26,800,339       $ 18,331,374
                                                                  ============       ============       ============

Supplemental disclosures:
   Cash paid during the period for:
      Income taxes                                                $  2,391,269       $  2,630,000       $  2,441,600
      Interest                                                       6,409,765          5,865,880          6,267,812

Non-cash investing and financing activities:
   Transfer from loans to other real estate owned                 $     40,000       $     70,997       $     38,705

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.          THE BUSINESS OF THE COMPANY

            Redding Bancorp ("Bancorp," and with its subsidiaries, the "Company"), is a one-bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"), as amended, and was incorporated in California on January 21, 1982. As a bank holding company, the Company is subject to the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bancorp's wholly-owned subsidiaries are Redding Bank of Commerce (the "Bank") and Redding Service Corporation. The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Substantially all of the Company's activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates two full service branches in Redding, California and a loan production office located in Roseville, California.

            The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County, California to be the Bank's major market area. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing ("NOW") and savings accounts, money market deposit accounts; commercial, real estate, construction, personal, home improvement, automobile and other installment and term loans; and travelers checks, safe deposit boxes, collection services and electronic transfers. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, and payroll and accounting packages and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the Bank's customers are small to medium sized businesses and individuals with medium to high net worth. The Bank has also entered into an agreement to provide credit and debit card processing services for merchants solicited by an independent sales organization ("ISO") who accept credit and debit cards as payment for goods and services. The Bank acts as a clearing bank for the ISO and processes debit and credit card transactions into the VISA(R) or MasterCard(R) system for presentment to the card issuer.

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

            Investment securities designated held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities designated available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as accumulated other comprehensive income, a separate component of stockholders' equity. Gain or loss on sale of investment securities is based on the specific identification method.

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

            A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered to be impaired.

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

            ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current economic conditions that may affect the borrowers' ability to pay.

            Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

            BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation included in operating expenses, are computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.

            OTHER BORROWINGS - During 1999, the Company obtained advances from the Federal Home Loan Bank for $1,800,000 at 5.83% maturing September 2000, $2,000,000 at 6.05% maturing April 2001, and $1,000,000 at 6.13% maturing September 2001.

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

                                                   1999            1998           1997

BASIC EPS CALCULATION
   Numerator (net income)                       $4,370,003      $4,054,109      $3,657,695
                                                ----------      ----------      ----------
   Denominator (average common shares
   outstanding)                                  2,662,675       2,685,603       2,698,530
                                                ----------      ----------      ----------

   Basic EPS                                      $1.64           $1.51           $1.36
                                                  =====           =====           =====

DILUTED EPS CALCULATION
   Numerator (net income)                       $4,370,003      $4,054,109      $3,657,695
                                                ----------      ----------      ----------
   Denominator:
          Average common stock outstanding       2,662,675       2,685,603       2,698,530
          Options                                  215,273         159,513           3,957
                                                ----------      ----------      ----------
                                                 2,877,948       2,845,116       2,702,487
                                                ----------      ----------      ----------

   Diluted EPS                                     $1.52          $1.42           $1.35
                                                   =====          =====           =====

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

            Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. This includes the buyer's initial and continuing investment, the degree of continuing involvement by the Bank with the property after the sale, and other matters. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

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

            COMPREHENSIVE INCOME - Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities held-for-sale. Reclassification adjustments result from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting.

            SEGMENT REPORTING -The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company's customers except credit card services.

            Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank's agreement to provide credit and debit card processing services for merchants solicited by an ISO or the Bank who accept credit and debit cards as payments for goods and services.

            NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement will be effective for the Company beginning January 1, 2001. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

3.          RESTRICTIONS ON CASH AND DUE FROM BANKS


            The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 1999 and 1998 was approximately $3,575,154 and $1,328,000, respectively. In addition, the Bank maintains compensating balances with the Federal Reserve Bank, which totaled $1,600,000 and $25,000 at December 31, 1999 and 1998,
            respectively.

4.          INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES


            The amortized cost and estimated market value of investment securities available-for-sale are summarized as follows:

                                                             DECEMBER 31, 1999
                                        ---------------------------------------------------------------------
                                                                                                 ESTIMATED
                                          AMORTIZED        UNREALIZED         UNREALIZED          MARKET
                                            COST             GAINS              LOSSES            VALUE
U.S. Treasury securities ands
   obligation of U.S. agencies          $ 21,095,085      $          0       $   (397,818)      $ 20,697,267
Obligations of state and political
   subdivisions                            4,672,157            14,491             (9,421)         4,677,227
                                        ------------      ------------       ------------       ------------
                                        $ 25,767,242      $     14,491       $   (407,239)      $ 25,374,494
                                        ============      ============       ============       ============

                                                                        DECEMBER 31, 1998
                                              --------------------------------------------------------------------
                                                                                                      ESTIMATED
                                                AMORTIZED        UNREALIZED         UNREALIZED          MARKET
                                                  COST             GAINS              LOSSES            VALUE
U.S. Treasury securities and obligations
   of U.S. agencies                           $ 14,508,756      $     87,144       $         --       $ 14,595,900
Obligations of state and political
   subdivisions                                  5,854,775           103,015                 --          5,957,790
Corporate bonds, Commercial Paper
   and Bankers Acceptances                       3,964,402               668                (10)         3,965,060
                                              ------------      ------------       ------------       ------------
                                              $ 24,327,933      $    190,827       $        (10)      $ 24,518,750
                                              ============      ============       ============       ============

            The amortized cost and estimated market value of investment securities held-to-maturity at December 31, 1999 and 1998, which have contractual maturities of one to five years consist of the following:

                                                          DECEMBER 31, 1999
                                  ----------------------------------------------------------------
                                                                                        ESTIMATED
                                   AMORTIZED        UNREALIZED        UNREALIZED          MARKET
                                     COST             GAINS             LOSSES             VALUE
Mortgage backed securities        $ 5,918,595      $    10,336       $   (57,732)      $ 5,871,199
Federal Home Loan Bank Stock          850,800               --                --           850,800
                                  -----------      -----------       -----------       -----------
                                  $ 6,769,395      $    10,336       $   (57,732)      $ 6,721,999
                                  ===========      ===========       ===========       ===========

                                                          DECEMBER 31, 1998
                                  ----------------------------------------------------------------
                                                                                        ESTIMATED
                                   AMORTIZED        UNREALIZED        UNREALIZED          MARKET
                                     COST             GAINS             LOSSES             VALUE

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
                                  ===========      ===========       ===========       ===========


            The amortized cost and estimated market value of investment securities, excluding FHLB stock, at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                 AVAILABLE-FOR-SALE                  HELD-TO-MATURITY
                                            -----------------------------     -----------------------------
                                                              ESTIMATED                         ESTIMATED
                                             AMORTIZED         MARKET          AMORTIZED          MARKET
                                               COST             VALUE            COST              VALUE
Due in one year or less                     $ 8,219,240      $ 8,159,808
Due after one year through five years        14,363,289       14,147,729      $   499,764      $   491,250
Due after five years through ten years        3,184,713        3,066,957        5,418,831        5,379,949
                                            -----------      -----------      -----------      -----------
                                            $25,767,242      $25,374,494      $ 5,918,595      $ 5,871,199
                                            ===========      ===========      ===========      ===========


            At December 31, 1999, the Bank has pledged $1,000,000 of investment securities for treasury, tax and loan accounts, and $4,000,000 for deposits of public funds.

            Gross realized gains and gross realized losses on available-for-sale securities were $18,079 and $76,436 in 1999, $96,020 and $3,192 in
            1998, and $15,555 and $10,748 in 1997.

5.          LOANS

            Outstanding loan balances consist of the following:

                                               DECEMBER 31,
                                      ------------------------------
                                          1999              1998
Commercial and financial loans        $ 53,382,597      $ 46,890,207
Real estate - construction loans        37,859,258        29,469,989
Real estate - commercial                78,842,238        69,741,702
Installment loans                          293,505           297,430
Other                                    2,811,385         2,225,006
                                      ------------      ------------
                                       173,188,983       148,624,334
Less:
   Deferred loan fees and costs            371,594           422,588
   Allowance for loan losses             2,971,747         3,234,837
                                      ------------      ------------

                                      $169,845,642      $144,966,909
                                      ============      ============


            Included in total loans are nonaccrual loans of approximately $394,176 and $941,668 at December 31, 1999 and 1998, respectively.
            If interest on nonaccrual loans had been accrued, such income would have approximated $84,060, $45,565, $31,940 during the years ended December 31, 1999, 1998 and 1997, respectively.

            Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $394,176 and $941,668 in impaired loans that had impairment allowances of $315,341 and $464,960 as of December 31, 1999 and 1998, respectively. The average outstanding balance of impaired loans were $612,411, and $1,884,744, for the years ended 1999, and 1998 respectively.

            The Bank services, for others, loans and participation of loans that are sold of approximately $3,515,109 and $2,176,198 as of December 31, 1999 and 1998, respectively.

            The Bank's lending activities are with customers primarily located within Shasta County, with residential and commercial real estate construction lending extending into El Dorado, Placer and Sacramento Counties and commercial lending in Butte County. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral. The Bank's exposure to credit loss, if any, is the difference between the fair value of the collateral, if any, and the outstanding balance of the loan.

            Changes in the allowance for loan losses consist of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    1999              1998              1997

Balance at beginning of year                    $ 3,234,837       $ 2,819,039       $ 2,294,146
Provision for loan losses                           120,000           500,000         1,023,500
Loans charged off                                  (460,363)         (208,823)         (604,846)
Recoveries of loans previously charged off           77,273           124,621           106,239
                                                -----------       -----------       -----------

Balance at end of year                          $ 2,971,747       $ 3,234,837       $ 2,819,039
                                                ===========       ===========       ===========


6.          BANK PREMISES AND EQUIPMENT

            Bank premises and equipment consist of the following:

                                                                  DECEMBER 31,
                                        ESTIMATED        -----------------------------
                                          LIVES              1999              1998
Land                                                     $ 1,595,808       $ 1,595,808
Bank Building                          31.5 years          3,673,847         3,673,847
Furniture, fixtures and equipment      3 - 7 years         2,693,770         2,398,764
                                                         -----------       -----------
                                                           7,963,425         7,668,419
Less accumulated depreciation                             (2,544,081)       (2,120,346)
                                                         -----------       -----------
                                                           5,419,344         5,548,073
Construction in progress                                      54,552            55,666
                                                         -----------       -----------
                                                         $ 5,473,896       $ 5,603,739
                                                         ===========       ===========


            Depreciation expense, included in net occupancy and equipment expense, is $471,655, $433,910, and $405,597 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.          OTHER ASSETS

            Other assets consist of the following:

                                                     DECEMBER 31,
                                               --------------------------
                                                  1999            1998
Cash surrender value of life insurance
   policies (note 14)                          $1,931,870      $1,846,611
Deferred tax assets (note 10)                   2,008,552       1,931,217
Accrued interest on loans                         925,112         756,011
Accrued interest on investment securities         419,898         384,633
Other real estate owned                            40,000          66,000
Other                                             565,050       1,172,408
                                               ----------      ----------
                                               $5,890,482      $6,156,880
                                               ==========      ==========

8.          DEPOSITS

            Time certificates of deposit of $100,000 or more totaled $41,862,073 and $42,275,241 at December 31, 1999 and 1998, respectively. Interest expense on such deposits was $2,116,417, $1,878,254 and $1,981,657 during 1999, 1998 and 1997, respectively.

            At December 31, 1999, the scheduled maturities for time deposits are as follows:

                         YEAR ENDING
                         DECEMBER 31,
                         ------------
                            2000                   $       86,134,243
                            2001                           15,333,726
                            2002                            1,630,433
                            2003                               90,098
                                                   ------------------
                            Total                  $      103,188,500
                                                   ==================


9.          OTHER LIABILITIES

            Other liabilities consist of the following:

                                             DECEMBER 31,
                                      --------------------------
                                         1999            1998
Deferred compensation (note 14)       $1,795,819      $1,737,327
Employee incentive payable               519,575         330,058
Accrued interest payable                 296,005         270,986
Deferred tax liability (note 10)         511,182         380,191
Other                                    213,999          91,858
                                      ----------      ----------
                                      $3,336,580      $2,810,420
                                      ==========      ==========


10.        INCOME TAXES

           Provision for income taxes consists of the following:

                             YEARS ENDED DECEMBER 31,
                -----------------------------------------------
                    1999              1998              1997
Current:
   Federal      $ 1,941,187       $ 2,210,608       $ 1,988,106
   State            485,321           518,666           504,585
                -----------       -----------       -----------
                  2,426,508         2,729,274         2,492,691
                -----------       -----------       -----------
Deferred:
   Federal          210,068          (230,101)         (290,325)
   State             64,667           (52,912)          (72,625)
                -----------       -----------       -----------
                    274,735          (283,013)         (362,950)
                -----------       -----------       -----------
                $ 2,701,243       $ 2,446,261       $ 2,129,741
                ===========       ===========       ===========

            Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                              % OF PRETAX INCOME
                                                        -------------------------------
                                                        1999         1998         1997
Income tax at the Federal statutory rate                34.00%       34.00%       34.00%
State franchise tax, net of Federal tax benefit          7.15         7.08         7.01
Tax-exempt interest                                     (3.60)       (3.77)       (4.37)
Other                                                     .65          .32          .16
                                                        -----        -----        -----
                                                        38.20%       37.63%       36.80%
                                                        =====        =====        =====


            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 consist of the following:

                                            1999              1998
Deferred tax assets:
   State franchise taxes                $   163,268       $    72,298
   Deferred compensation                    804,829           720,664
   Loan loss reserves                       871,979         1,049,002
   Unrealized securities losses             152,386                 0
   Other                                     16,090            89,253
                                        -----------       -----------
Total deferred tax assets                 2,008,552         1,931,217
                                        -----------       -----------
Deferred tax liabilities:
   Depreciation                            (284,616)         (299,195)
   Unrealized securities gains                   (0)          (68,693)
   Deferred loan origination costs         (132,750)          (12,303)
   Deferred State taxes                     (93,816)                0
                                        -----------       -----------
Total deferred tax liabilities             (511,182)         (380,191)
                                        -----------       -----------
Net deferred taxes                      $ 1,497,370       $ 1,551,026
                                        ===========       ===========

11.         STOCK OPTION PLAN

            On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan") which was approved by the Company's stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options ("Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options ("NSOs") to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company's common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel and (c) linking key personnel directly to stockholder interests through increased stock ownership. A total of 540,000 shares of the Company's common stock are reserved for grant under the Plan.

            The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability, retirement or in the event of a change of control.

            The following table presents the changes in outstanding stock options for the periods indicated:

                                                                     WEIGHTED
                                                        NUMBER       AVERAGE
                                                          OF         EXERCISE
                                                        SHARES        PRICE
Options outstanding, December 31,  1996 and 1997         6,000       $ 3.67
Granted                                                411,000       $ 9.62
Exercised                                               (6,000)      $ 3.67
                                                                     ------

Options outstanding, December 31, 1998                 411,000       $ 9.62
Granted                                                  4,500       $19.00
Exercised                                              (10,300)      $ 9.87
                                                                     ------

Options outstanding, December 31, 1999                 405,200       $10.45
                                                                     ======

            The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost recorded in 1999, 1998 and 1997 related to the Plan was $77,865, $130,000, and $0 respectively.

            The Company uses an option-pricing model to compute grant-date fair value of options granted for purposes of disclosing pro forma net income and net income per share. In computing the grant-date fair value of options granted during the period for disclosure purposes, the Company used an option-pricing model that takes into account the stock price at the grant date ($10.67), the exercise price (ranging from $9.07 to $10.67), the expected life of the option (seven years), the expected dividends on the Company's common stock (increasing $.05 per share per year) and the risk-free interest rate over the expected life of the option (6.68%). Under these assumptions, no additional compensation cost would be accrued under this fair value based model than that computed under the intrinsic value based method. Therefore, the pro forma disclosures are not required.

12.         CAPITAL STOCK

            On May 18, 1999, the Board of Directors authorized the purchase in the open market or in private transactions up to 411,000 shares of its outstanding common stock over a seven-year period. During 1999, 57,881 shares were purchased and retired. Shares purchased are retired by a charge to common stock for the cost. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 1999 no shares have been issued.

13.         PROFIT-SHARING PLAN

            In 1985, the Bank adopted a profit sharing 401(k) plan for eligible employees to be funded out of the Bank's earnings. The employees' contributions are limited to the maximum amount allowable under IRS
            Section 402(G). The Bank's contributions include a 50% matching contribution up to a maximum of $900 per employee, and a discretionary contribution is also permitted. The Bank made matching contributions aggregating $38,104, $31,892, and $28,181 for the years ended December 31, 1999, 1998 and 1997, respectively. The Bank made a discretionary contribution of $25,000, $0, and $25,000 for 1999, 1998 and 1997 respectively.

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

                                         DECEMBER 31,
                                  --------------------------
                                     1999            1998
Balance at beginning of year      $ 457,114       $ 474,776
New loan additions                  863,060         394,209
Principal repayments               (381,865)       (411,871)
                                  ---------       ---------
Balance at end of year            $ 938,309       $ 457,114
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

15.         COMMITMENTS AND CONTINGENCIES

            OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Bank enters into various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve; to varying degrees, credit and interest rate risk in excess of the amount, if any, recognized in the consolidated balance sheets. Management does not anticipate any loss to result from these commitments.

            The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and stand-by letters of credit. The Bank applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

                                             DECEMBER 31,
                                     ----------------------------
                                        1999             1998
Off-balance sheet commitments:
   Commitments to extend credit      $47,848,820      $34,820,097
   Standby letters of credit           1,618,830        1,262,852


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

            Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer's creditworthiness, but may include cash and securities.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 1999 and 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                           TO BE
                                                                                                           CATEGORIZED AS
                                                                                                           WELL CAPITALIZED
                                                                                  FOR CAPITAL              UNDER PROMPT
                                                        ACTUAL             ADEQUACY PURPOSES CORRECTIVE
                                              --------------------------   ----------------------------
ACTION
------                                          AMOUNT            RATIO      AMOUNT           RATIO     AMOUNT         RATIO
At December 31, 1999:

COMPANY
Leverage capital (to average assets)          $26,299,757         11.31%   $ 9,088,079         4.00%           n/a      n/a
Tier 1 Capital (to risk-weighted assets)       26,299,757         14.33%     7,191,262         4.00%           n/a      n/a
Total capital (to risk-weighted assets)        28,594,607         15.58%    14,382,525         8.00%           n/a      n/a

BANK
Leverage capital (to average assets)          $24,859,547         10.44%   $ 9,141,919         4.00%   $11,905,107      5.00%
Tier 1 Capital (to risk-weighted assets)       24,859,547         13.59%     7,191,262         4.00%    11,015,280      6.00%
Total capital (to risk-weighted assets)        27,154,397         14.85%    14,382,525         8.00%    18,358,800     10.00%

At December 31, 1998:

COMPANY
Leverage capital (to average assets)          $24,531,756         11.58%   $ 8,472,262         4.00%           n/a      n/a
Tier 1 Capital (to risk-weighted assets)       24,531,756         15.25%     6,432,789         4.00%           n/a      n/a
Total capital (to risk-weighted assets)        26,542,003         16.50%    12,865,578         8.00%           n/a      n/a

BANK
Leverage capital (to average assets)          $23,052,552         10.95%   $ 8,419,323         4.00%   $10,524,154      5.00%
Tier 1 Capital (to risk-weighted assets)       23,052,552         14.33%     6,432,789         4.00%     9,649,184      6.00%
Total capital (to risk-weighted assets)        25,062,799         15.58%    12,865,578         8.00%    16,081,973     10.00%


            The principal sources of cash for the Company are dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 1999 the maximum amounts available for dividend distribution under this restriction were approximately $8,252,266.

            The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 1999 or 1998.

17.         SEGMENT REPORTING

            The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an ISO. Pursuant to the agreement which the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its commercial banking business based on the overall profitability of the Company, including merchant card processing activities. Credit card services are evaluated through analysis of related net fee income and the number of active merchants in the program. An allocation of the Company's total assets is not performed by reportable segment. There are no inter-segment transactions.

            The following table presents financial information about the Company's reportable segments:

                                               1999                    1998                     1997
            Income before income taxes:

              Commercial banking            $5,188,941              $4,772,521               $4,009,865
              Credit card services           1,882,305               1,727,849                1,777,571
                                          -------------------------------------------------------------
                                            $7,071,246              $6,500,370               $5,787,436
                                          ==============================================================



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

            OTHER BORROWINGS - The fair value of other borrowings is estimated by discounting the contractual cash flows under outstanding borrowings at rates prevailing in the marketplace today for similar borrowings, rates and collateral.

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

            Fair value estimates are based on current on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets and liabilities, and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

            The estimated fair values of the Bank's financial instruments are approximately as follows:

                                               DECEMBER 31, 1999
                                        ------------------------------
                                          CARRYING            FAIR
                                          AMOUNT             VALUE
Financial assets:
   Cash and short-term investments      $ 19,165,368      $ 19,165,368
   Investment securities                  32,143,889        32,096,493
   Loans receivable, net                 169,845,642       168,418,851
Financial liabilities:
   Demand and savings                   $ 95,134,802      $ 95,134,802
   Fixed rate certificates                88,002,231        87,826,000
   Variable certificates                  15,186,269        15,186,269
   Short term borrowings                   4,800,000         4,800,000


                                                CONTRACT    CARRYING      FAIR
                                                AMOUNT       AMOUNT       VALUE
Off balance sheet financial instruments:
   Commitments to extend credit               $47,848,820      -      $   956,976
   Standby letters of credit                    1,618,830      -           32,377


                                               DECEMBER 31, 1998
                                        ------------------------------
                                           CARRYING           FAIR
                                           AMOUNT             VALUE
Financial assets:
   Cash and short-term investments      $ 26,800,339      $ 26,800,339
   Investment securities                  32,557,128        32,726,262
   Loans receivable, net                 144,966,909       145,548,648
Financial liabilities:
   Demand and savings                   $ 95,602,179      $ 95,602,179
   Fixed rate certificates                69,924,317        69,952,000
   Variable certificates                  23,094,202        23,094,202



                                                CONTRACT    CARRYING      FAIR
                                                 AMOUNT      AMOUNT      VALUE
Off balance sheet financial instruments:
   Commitments to extend credit               $34,820,097      -      $   696,402
   Standby letters of credit                    1,262,852      -           25,257

19. REDDING BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION BALANCE SHEETS

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1999             1998
BALANCE SHEETS
   Assets:
      Cash                                         $   163,080      $   159,894
      Time deposit with subsidiary                   1,015,000        1,090,000
      Investment in subsidiaries                    24,881,315       23,403,983
                                                   -----------      -----------
   Total assets                                    $26,059,395      $24,653,877
                                                   ===========      ===========
   Other liabilities                               $        --      $        --
   Stockholders' Equity                             26,059,395       24,653,877
                                                   -----------      -----------
   Total liabilities and stockholders' equity      $26,059,395      $24,653,877
                                                   ===========      ===========


                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------
                                                 1999            1998            1997
                                                 ----            ----            ----
STATEMENTS OF INCOME
   Income:
      Interest on time deposit                $   42,259      $   13,719      $    8,531
      Dividend from subsidiary                 2,840,272       2,000,000       1,600,000
                                              ----------      ----------      ----------
                                               2,882,531       2,013,719       1,608,531
   Expenses                                      297,414         292,651          17,881
                                              ----------      ----------      ----------
   Income before income taxes and net
      equity in undistributed net income
      of subsidiaries                          2,585,117       1,721,068       1,590,650
   Provision for income taxes(2)                     800             800             800
                                              ----------      ----------      ----------
   Income before equity in undistributed
      net income of subsidiaries               2,584,317       1,720,268       1,589,850
   Equity in undistributed net income of
      subsidiaries                             1,785,686       2,333,841       2,067,844
                                              ----------      ----------      ----------

   Net income                                 $4,370,003      $4,054,109      $3,657,694
                                              ==========      ==========      ==========

----------

(2) Under the Company's intercompany tax allocation policy, all tax benefits resulting from net losses before dividends from subsidiaries are allocated to the Bank.

                                                                     YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                           1999              1998              1997
                                                           ----              ----              ----
        STATEMENTS OF CASH FLOWS
        ------------------------
Operating activities:
   Net income                                          $ 4,370,003       $ 4,054,109         3,657,694
   Adjustments to reconcile net income to
      net cash provided by operating activities:
Compensation associated with stock options                  77,865           130,136                --
Equity in undistributed net income of
   subsidiaries                                         (1,785,686)       (2,333,841)       (2,067,844)
                                                       -----------       -----------       -----------

Net cash provided by operating activities                2,662,182         1,850,404         1,589,851
                                                       -----------       -----------       -----------

Financing activities:
   Purchase of common stock                             (1,243,094)               --          (174,458)
   Common stock issued                                      93,021            22,000                --
   Cash dividends                                       (1,583,923)       (1,345,146)         (900,472)
                                                       -----------       -----------       -----------

Net cash used by financing activities                   (2,733,996)       (1,323,146)       (1,074,930)
                                                       -----------       -----------       -----------

   Decrease in cash and cash equivalents                   (71,814)          527,258           514,921

   Cash and cash equivalents at beginning of year        1,249,894           722,636           207,715
                                                       -----------       -----------       -----------

   Cash and cash equivalents at end of year            $ 1,178,080       $ 1,249,894       $   722,636
                                                       ===========       ===========       ===========

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


                                    PART III

            Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement").


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers of the Company and their ages as of March 1, 2000, are as follows:

              Name                                Age                Position(s)
              ----                                ---                -----------
Russell L. Duclos........................          60       President, Chief Executive Officer and Director
Linda J. Miles...........................          46       Executive Vice President, Chief Financial
                                                            Officer and Assistant Secretary
Michael C. Mayer.........................          43       Executive Vice President and Chief Credit Officer

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

            The remainder of the information required by this section is incorporated by reference to the information in the section entitled "Election of Directors " and "Executive Compensation" in the Proxy Statement.

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

            (3)         Exhibits:

                        Exhibit
                        Number        Description of Document
                        ------        -----------------------
                        3.1           Articles of Incorporation, as amended.*
                        3.2           Bylaws, as amended.*
                        4.1           Specimen Common Stock Certificate.*
                        10.1          Office Building Lease by and between David and Maria Wong and Redding
                                      Bank of Commerce dated June 10, 1998.*
                        10.2          Office Building Lease between Garian Partnership/First Avenue Square and
                                      Redding Bank of Commerce dated July 16, 1998.*
                        10.3          1998 Stock Option Plan.*
                        10.4          Form of Incentive Stock Option Agreement used in connection with 1998 Stock
                                      Option Plan.*
                        10.5          Form of Nonstatutory Stock Option Agreement used in connection with 1998
                                      Stock Option Plan.*
                        10.6          Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*
                        10.7          Directors Deferred Compensation Plan.*
                        10.8          Form of Deferred Compensation Agreement Used In Connection With Directors
                                      Deferred Compensation Plan.*
                        10.9          Merchant Services Agreement dated as of April 1, 1993, between Cardservice
                                      International, Inc. and Redding Bank of Commerce, as amended.*
                        11.1          Statement re: Computation of Earnings Per Share (see page   47  ).*
                        16.1          Letter on Change in Certifying Accountants.*
                        21.1          Subsidiaries of the Company.*
                        23.1          Consent of KPMG LLP.
                        23.2          Consent of Deloitte & Touche LLP.
                        24.1          Power of Attorney (see page  67  )
                        27.1          Financial Data Schedule.

                        ---------------------
                        * Filed with the Company's Registration Statement on Form 10.

(b)         Reports on Form 8-K:

                        None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2000.


                                            REDDING BANCORP



                                            By   /s/ RUSSELL L. DUCLOS
                                               ---------------------------------
                                                      Russell L. Duclos
                                                      President, Chief Executive
                                                      Officer and Director



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

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

            Name                                          Title                                         Date
            ----                                          -----                                         ----
/s/ RUSSELL L. DUCLOS                       President, Chief Executive Officer and Director          March 21, 2000
-------------------------------------       (Principal Executive Officer)
    Russell L. Duclos

/s/ LINDA J. MILES                          Executive Vice President and Chief Financial Officer     March 21, 2000
-------------------------------------       and Assistant Secretary (Principal Financial Officer
    Linda J. Miles                          and Accounting Officer)

/s/ ROBERT C. ANDERSON                      Chairman of the Board                                    March 21, 2000
-------------------------------------
    Robert C. Anderson

/s/ WELTON L. CARREL                        Director                                                 March 21, 2000
-------------------------------------
    Welton L. Carrel

/s/ JOHN C. FITZPATRICK                     Director                                                 March 21, 2000
-------------------------------------
    John C. Fitzpatrick

/s/ KENNETH R. GIFFORD, JR.                 Director                                                 March 21, 2000
-------------------------------------

    Kenneth R. Gifford, Jr.

/s/ HARRY L. GRASHOFF, JR.                  Director                                                 March 21, 2000
-------------------------------------
    Harry L. Grashoff, Jr.


/s/ EUGENE L. NICHOLS                       Director                                                 March 21, 2000
-------------------------------------
    Eugene L. Nichols


/s/ DAVID H. SCOTT                          Director                                                 March 21, 2000
-------------------------------------
    David H. Scott

          EXHIBIT INDEX


                        Exhibit
                        Number        Description of Document
                        ------        -----------------------
                        3.1           Articles of Incorporation, as amended.*
                        3.2           Bylaws, as amended.*
                        4.1           Specimen Common Stock Certificate.*
                        10.1          Office Building Lease by and between David and Maria Wong and Redding
                                      Bank of Commerce dated June 10, 1998.*
                        10.2          Office Building Lease between Garian Partnership/First Avenue Square and
                                      Redding Bank of Commerce dated July 16, 1998.*
                        10.3          1998 Stock Option Plan.*
                        10.4          Form of Incentive Stock Option Agreement used in connection with 1998 Stock
                                      Option Plan.*
                        10.5          Form of Nonstatutory Stock Option Agreement used in connection with 1998
                                      Stock Option Plan.*
                        10.6          Employment Agreement between the Company and Russell L. Duclos dated
                                      June 17, 1997.*
                        10.7          Directors Deferred Compensation Plan.*
                        10.8          Form of Deferred Compensation Agreement Used In Connection With Directors
                                      Deferred Compensation Plan.*
                        10.9          Merchant Services Agreement dated as of April 1, 1993, between Cardservice
                                      International, Inc. and Redding Bank of Commerce, as amended.*
                        11.1          Statement re: Computation of Earnings Per Share (see page  47  ).*
                        16.1          Letter on Change in Certifying Accountants.*
                        21.1          Subsidiaries of the Company.*
                        23.1          Consent of KPMG LLP.
                        23.2          Consent of Deloitte & Touche LLP.
                        24.1          Power of Attorney (see page  67  ).
                        27.1          Financial Data Schedule.

                        ---------------------

                        * Filed with the Company's Registration Statement on Form 10.