Form 10-Q
period 2000-03-31
REDDING BANCORP
filed 2000-04-28
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. March 31, 2000: 2,618,553

REDDING BANCORP & SUBSIDIARIES

INDEX TO FORM 10-Q

================================================================================

PART I.  Financial Information                                               Page:

         Item 1. Financial Statements

         Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999 ............................   3

         Consolidated Statements of Income
           Three months ended March 31. 2000 and 1999 ......................   4

         Consolidated Statements of Cash Flows
           Three months ended March 31, 2000 and 1999 ......................   5

         Notes to Consolidated Financial Statements ........................   6

         Item 2. Management's Discussion and Analysis Of
                 Financial Condition and Results of Operations .............   8

         Item 3. Quantitative and Qualitative Disclosure
                 about Market Risk .........................................  16

PART II. Other Information

         Item 1. Legal proceedings .........................................  17

         Item 2. Changes in Securities and use of proceeds .................  17

         Item 3. Defaults Upon Senior Securities ...........................  17

         Item 4. Submission of Matters to a Vote of Security Holders .......  18

         Item 5. Other Information .........................................  18

         Item 6. Exhibits and Report on Form 8-K ...........................  18

SIGNATURES .................................................................  18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                March 31, 2000   December 31, 1999
                                                                --------------   -----------------
                                                                 (unaudited)
Assets:
Cash & Due From Banks                                             $  11,236          $  11,605
Federal Funds Sold                                                   18,140              7,560
                                                                  ---------          ---------
            Cash and cash equivalents                                29,376             19,165

Investment Securities:
Available for sale (amortized cost $20,269 and $25,767)              19,884             25,375
Held to maturity (market value of $6,656 and $6,722)                  6,726              6,769
                                                                  ---------          ---------
                                                                     26,610             32,144

Portfolio Loans:
Real Estate - Construction                                           39,034             37,859
Real Estate - Commercial                                             83,286             78,842
Commercial & Financial                                               52,665             53,383
Installment Loans                                                       312                294
Other Loans                                                           1,956              2,812
                                                                  ---------          ---------
            Total Gross Loans                                       177,253            173,190

Deferred loan fees                                                     (385)              (372)
Less allowance for loan losses                                       (2,975)            (2,972)
                                                                  ---------          ---------
Net Loans                                                           173,893            169,846
Premise & Equipment                                                   5,433              5,474
Other Assets                                                          5,706              5,890
                                                                  ---------          ---------
                  Total Assets                                    $ 241,018          $ 232,519
                                                                  =========          =========
Liabilities:
   Demand Accounts                                                $  35,151          $  40,381
   NOW & Money Market                                                43,528             43,176
   Savings Accounts                                                  14,665             11,577
   Time Accounts                                                    112,256            103,189
                                                                  ---------          ---------
                 Total Deposits                                     205,600            198,323

Borrowed Funds                                                        4,800              4,800
Other Liabilities                                                     4,201              3,337
                                                                  ---------          ---------
                 Total Liabilities                                  214,601            206,460

Stockholders' Equity:
   Common Stock                                                       5,142              4,809
   Retained Earnings                                                 21,513             21,491
   Accumulated other comprehensive income                              (238)              (241)
                                                                  ---------          ---------
                                                                     26,417             26,059
                                                                  ---------          ---------
                 Total Liabilities & Stockholders' Equity         $ 241,018          $ 232,519
                                                                  =========          =========

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           Three months ended
                                                   ------------------------------------
                                                   March 31, 2000        March 31, 1999
                                                   --------------        --------------
Interest Income:
   Interest & Fees on Loans                           $ 4,136                $3,381
   Interest on Investments                                406                   500
   Interest on Federal Funds Sold                         145                   190
                                                      -------                ------
          Total Interest income                         4,687                 4,071
                                                      -------                ------
Interest Expense:
   Interest on Checking                                   192                   182
   Interest on Savings                                    106                   100
   Interest on Time Deposits                            1,432                 1,200
   Interest on Borrowed Funds                              79                     0
                                                      -------                ------
          Total Interest Expense                        1,809                 1,482
                                                      -------                ------
Net Interest Income                                     2,878                 2,589
Provision for Loan Losses                                   0                    25
                                                      -------                ------
Net Interest Income After Provision
  for loan losses                                       2,878                 2,564
                                                      -------                ------
Noninterest Income:
   Service Charges                                         53                    73
   Credit Card Income, net                                470                   415
   Other Income                                           212                   193
   Gain (loss) sale of Investment
     Securities available for sale                        (59)                    0
                                                      -------                ------
          Total Other Income:                             676                   681
                                                      -------                ------
Noninterest Expense:
   Salaries & Benefits                                    900                   963
   Occupancy & Equipment                                  268                   229
   Data Processing & Other Professional                   134                   223
   Other Expense                                          350                   341
                                                      -------                ------
          Total Other Expense                           1,652                 1,756
                                                      -------                ------
Income before Income Taxes                              1,902                 1,489
   Provision for Income Tax                               737                   590
                                                      -------                ------
          Net Income                                  $ 1,165                $  899
                                                      =======                ======

Basic Earnings per Share                              $  0.44                $ 0.33
Weighted Average Shares                                 2,631                 2,690
Diluted Earnings per Share                            $  0.41                $ 0.31
Weighted Average Shares                                 2,819                 2,870

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (DOLLARS IN THOUSANDS) THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                       Three Months Ended
                                                                                  ------------------------------
                                                                                  March 31, 2000   March 31,1999
                                                                                  --------------   -------------
Cash flows from operating activities:
        Net Income                                                                   $  1,165          $    899
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Provision for loan losses                                                            0                25
       Provision for depreciation                                                         121               114
       Compensation associated with stock options                                          17                11
       Amortization of investment premiums and
       Accretion of discounts, net                                                         26               (84)
       (Gain) loss on sale of loans                                                       (56)               29
       Proceeds from sales of loans                                                     2,062               518
       Loans originated for sale                                                       (2,118)             (547)
       Decrease in other assets                                                           185               976
       Increase in deferred loan fees                                                      13                58
       Increase in other liabilities                                                      986                 6
                                                                                     --------          --------
            Net cash provided by operating activities                                   1,236             1,106
                                                                                     --------          --------
Cash flows from investing activities:
       Proceeds from maturities of available for sale investment
          securities                                                                    1,031            10,746
       Proceeds from sale of available for sale investment  securities                  4,420                 0
       Loss on sale of available for sale investment securities                            59                --
       Purchases of available for sale investment securities                                0           (20,088)
       Loan origination's, net of principal repayments                                 (3,949)           (2,849)
       Purchases of premises and equipment                                                (80)             (167)
                                                                                     --------          --------
             Net cash provided (used) by investing activities                           1,481           (12,358)
                                                                                     --------          --------
Cash flows from financing activities:
       Net change in demand deposits and savings                                       (1,791)            1,122
       Net change  in certificates of deposit                                           9,068             5,337
       Common stock repurchase transactions                                            (1,143)               --
        Common stock options exercised                                                    195                --
                                                                                     --------          --------
            Net cash provided by financing activities                                   6,329             6,459
                                                                                     --------          --------
Net increase (decrease) in cash and cash equivalents                                   10,211            (3,894)

Cash and cash equivalents at beginning of period                                       19,165            26,800
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 29,376          $ 22,906
                                                                                     ========          ========

Supplemental disclosures:
      Cash paid during the period for:
               Income taxes                                                               102                71
               Interest                                                                 1,768             1,464

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 1999 Annual Report to Shareholders. The statements include the accounts of Redding Bancorp ("the Company"), and its wholly owned subsidiaries, Redding Bank of Commerce ("RBC") and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three ended March 31, 2000 and 1999.

(Dollars in thousands, except earnings per share data)

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                          2000             1999
                                                         ------           ------
Basic EPS Calculation:
   Numerator (net income)                                $1,165           $  899
   Denominator (average common
   shares outstanding)                                    2,631            2,690
Basic earnings per Share                                 $ 0.44           $ 0.33
Diluted EPS Calculation:
   Numerator (net income)                                $1,165           $  899
   Denominator:
   Average common shares outstanding                      2,631            2,690
   Options                                                  188              190
                                                         ------           ------
                                                          2,819            2,880

Diluted earnings per Share                               $ 0.41           $ 0.31
                                                         ======           ======

3. COMPREHENSIVE INCOME

     The Company's total comprehensive earnings were as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2000            1999
                                                         -------         ------
Net Income as reported                                   $ 1,165         $  899
Other comprehensive income (net of tax):
Change in unrealized holding
gain (loss) on available for sale securities                 (33)           (88)
Reclassification adjustment                                   35             --
                                                         -------         ------
Total comprehensive income                               $ 1,167         $  811
                                                         =======         ======

4. COMMON STOCK DIVIDEND

No dividends were declared in the first quarter of 2000. The last dividend the Board of Directors declared was on September 21, 1999. An annual cash dividend of 60 cents per share on the Company's Common Stock was paid to shareholders of record as of October 1, 1999.

5. SEGMENT REPORTING

The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an Independent Sales Organization (ISO), pursuant to which the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services.

                  The following table presents financial information about the Company's reportable segments:


                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                          2000             1999
                                                         ------           ------
Net income before taxes allocated to:

Commercial Banking                                       $1,432           $1,074
Credit card services                                        470              415
                                                         ------           ------
                                                         $1,902           $1,489
                                                         ======           ======

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

-   Changes in the securities markets.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the heading "Risk factors that may affect results". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1999 to March 31, 2000. Also discussed are significant trends and changes in the Company's results of operations for the three months ended March 31, 2000, compared to the same period in 1999. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

GENERAL

     The Company is a bank holding company with its principal offices in Redding, California. The Company engages in a general commercial banking business in Redding and the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Shasta County to be the Company's major market area. The Company conducts its business through the Bank, its principal subsidiary. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, and telephone transfers. The Company has had a loan production office in the Sacramento area since 1988. On March 15, 2000, the Company filed applications with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions to convert the Sacramento loan production office to a full service banking facility. On March 29, 2000, the Company received notification from the Federal Deposit Insurance Corporation approving the new facility effective April 10, 2000.

     The primary focus of the Company is to provide service to the business and professional community of its major market area including Small Business Administration ("SBA") loans, and payroll and accounting packages and billing programs. The Company does not offer trust services or international banking services and does not plan to do so in the near future.

     On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA") which became effective on March 11, 2000. The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

     The BHCA is also amended by the FSA, to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it chooses to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. On March 15, 2000 the Company filed the necessary certification and declarations to become a financial holding company. On March 28, 2000 the Company received notification from the Federal Reserve Board that the election to become a financial holding company will be effective on April 22. 2000.

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

     RESULTS OF OPERATIONS

     The Company reported earnings of $1,165,000, for the quarter ended March 31, 2000. The quarterly earnings represent a 29.6% increase over the $899,000 reported for the same period of 1999. Diluted earnings per share for the first quarter of 2000 were $0.41, compared to $0.31 for the same period of 1999.

     Factors contributing to the increase in operating results include an increase in the volume of earning assets, an increase in net interest rate spread and margin, coupled with a decrease in other non-interest expense representing the closing of the Chico loan production office, and a reduction in professional legal expensES.

     NET INTEREST INCOME

     Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the three months ended March 31, 2000, interest income increased $616,000 (15.1%) over the same period in 1999. Interest expense on deposit accounts and borrowings increased $327,000 (22.1%) over the same three-month period in 1999. During this quarter, the Company obtained brokered deposits of $4,700,000 due in March 2002, at a yield of 7.03% intended to stabilize liquidity and assist in the development of the Roseville Banking Center. The strategy is to replace the brokered deposits with core deposits developed at the new location.

     The combined effect of the increase in volume of earning assets and increase in yield on earning assets, coupled with increases in cost of funding sources resulted in an increase of $289,000 (11.2%) in net interest income for the three month period ended March 31, 2000 over the same period in 1999. Net interest margin increased 25 basis points to 5.35% from 5.10% for the same period a year ago. The increase is a result of the current rising interest rate environment.

     The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

            AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                           (UNAUDITED, DOLLARS IN THOUSANDS)

                                                           Three Months Ended
                                      ------------------------------------------------------------------
                                              March 31, 2000                      March 31, 1999
                                      ------------------------------      ------------------------------
                                      Average                 Yield/      Average                 Yield/
                                      Balance    Interest     Rate        Balance    Interest     Rate
                                      --------   --------     ------      --------   --------     ------
Earning Assets
Portfolio Loans                       $175,875    $4,136      9.41%       $148,058    $3,381      9.13%
Tax Exempt Securities                    3,641        40      4.39%          5,840        63      4.32%
US Government                           18,567       254      5.47%         28,102       404      5.75%
Federal Funds Sold                      10,471       145      5.54%         17,693       190      4.30%
Other Securities                         6,750       112      6.64%          3,187        33      4.14%
                                      --------    ------      -----       --------    ------      -----
Average Earning Assets                $215,304    $4,687      8.71%       $202,880    $4,071      8.03%
                                                  ------                              ------

Cash & Due From Banks                 $ 10,940                            $ 10,536
Bank Premises                            5,459                               5,681
Allowance for Loan Losses               (2,973)                             (3,251)
Other Assets                             4,927                               4,388
                                      --------                            --------
Average Total Assets                  $233,657                            $220,234
                                      ========                            ========

Interest Bearing Liabilities
Demand Interest Bearing               $ 39,869    $  192      1.93%       $ 39,660    $  182      1.81%
Savings Deposits                        15,037       106      2.82%         14,871       100      2.69%
Certificates of Deposit                107,518     1,432      6.58%         98,386     1,200      4.88%
Borrowings                               4,800        79                         0         0         --
                                      --------    ------      -----       --------    ------      -----
                                                              5.33%
                                                              -----
                                       167,224    $1,809      4.33%        152,917     1,482      3.88%
                                                  ------                              ------
Non interest  Demand                    37,745                              40,506
Other Liabilities                        2,979                               2,498
Shareholder Equity                      25,709                              24,313
                                        ------                            --------
Average Liabilities and
  Shareholders Equity                 $233,657                            $220,234
                                      ========                            ========
Net Income and Net
  Interest Margin                                 $2,878      5.35%                   $2,589      5.10%
                                                  ======                              ======

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.


ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

                                           March 31, 2000    over    March 31, 1999

                                               Volume        Rate        Total
                                               ------       ------       ------
Increase(Decrease) In
  Interest Income
    Portfolio loans                            $  654       $  101       $  755
    Tax exempt securities                         (24)           1          (23)
    US Government securities                     (130)         (20)        (150)
    Federal Funds Sold                           (100)          55          (45)
    Other Securities                               59           20           79
                                               ------       ------       ------
        Total Increase                         $  459       $  157       $  616
                                               ------       ------       ------
Increase(Decrease) In
  Interest Expense
   Interest Bearing Demand                     $    1       $    9       $   10
   Savings Deposits                                 1            5            6
   Certificates of Deposit                        122          110          232
   Borrowings                                      79            0           79
                                               ------       ------       ------
       Total Increase                          $  203       $  124       $  327
                                               ------       ------       ------
Net Increase                                   $  256       $   33       $  289
                                               ======       ======       ======

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

     For the three months ended March 31, 2000, noninterest income decreased a modest $5,000 over the same period in 1999. Credit card processing income increased $55,000 (13.3%) while service charge income declined $20,000 (27.4%) over the same period 1999.

Historically the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source. Contributing to the decrease in noninterest income are losses on sales of investment securities sold for liquidity purposes. Management determined the sales of investment securities to be more cost effective than increasing borrowings.

The following table sets forth a summary of noninterest income for the periods indicated.

                                                                  Three Months
                                                                 Ended March 31,
                                                                ----------------
                                                                2000        1999
                                                                ----        ----
                                                                   (Dollars in
                                                                    Thousands)
Noninterest Income
   Service Charges                                              $ 53        $ 73
   Credit Card Income, net                                       470         415
   Other Income                                                  212         193
   Gain (loss) sale of investment securities                     (59)          0
                                                                ----        ----
Total noninterest income                                        $676        $681
                                                                ====        ====

NONINTEREST EXPENSE

     Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses.

     For the three months ended March 31, 2000, noninterest expense decreased $116,000 over the same period in 1999. Salaries and benefits decreased $63,000 (6.5%) indicative of the closure of the Chico loan production office, increases in the deferral portion of loan costs used to offset salaries, and a reduction in the accrual for profit sharing.

     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                         2000              1999
                                                        ------            ------
Noninterest Expense
    Salaries and Benefits                               $  900            $  963
    Occupancy & Equipment                                  268               229
    Data Processing Fees                                    18                41
    Professional Fees                                      133               182
    Directors Expenses                                      58                64
    Other Expenses                                         275               289
                                                        ------            ------
Total Noninterest expense                               $1,652            $1,768
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

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                               2000           1999
                                                               ----           ----
                                                               (Dollars in thousands)
Income Taxes
Tax provision                                                  $737           $590
Effective tax rate                                             38.8%          39.6%

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company's tax provision is attributable to increases in the Company's net income.

ASSET QUALITY

     The Company concentrates its lending activities primarily within Shasta County, California, and the location of the Bank's two full service branches. The Company also makes loans to borrowers in El Dorado, Placer, and Sacramento counties through its Roseville loan production office.

     The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                            March 31, 2000   December 31, 1999
                                                            --------------   -----------------
                                                                  (Dollars in thousands)
Portfolio Loans

Commercial & Financial                                         $  52,665         $  53,383
Real Estate-Construction                                          39,034            37,859
Real Estate-Commercial                                            83,286            78,842
Installment                                                          312               294
Other Loans                                                        1,956             2,812
Less:
Deferred Loan Fees and Costs                                        (385)             (372)
Allowance for Loan Losses                                         (2,975)           (2,972)
                                                               ---------         ---------
Total Net Loans                                                $ 173,893         $ 169,846
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

     Net portfolio loans increased $4,047,000 or 2.4% at March 31, 2000 over $169.8 million at December 31, 1999. The portfolio mix remains stable with the mix at December 31, 1999, with commercial and financial loans of approximately 30%, real estate construction of 22% and commercial real estate at 48%.

     Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $369,176 and $394,176 in impaired loans that had impairment allowances of $295,341 and $315,341 as of March 31, 2000 and December 31, 1999, respectively.

         The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

                                                         March 31,      December 31,
                                                           2000            1999
                                                         ---------      ------------
                                                           (Dollars in thousands)
Non performing assets
Nonaccrual loans                                           $369            $394
Other Real Estate Owned                                      22              40
                                                           ----            ----

     The Company's nonaccrual loans decreased from $394,000 to $369,000 in the first three months of 2000. OREO properties decreased from $40,000 to $22,000 through write down of property values, and consists of one property.

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

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

                                                 Three Months Ended March 31,
                                                --------------------------------
                                                  2000                    1999
                                                -------                 -------
                                                    (Dollars in thousands)
Allowance for Loan & Lease Losses

Beginning balance for Loan Losses               $ 2,972                 $ 3,235
Provision for Loan Losses                             0                      25

Charge offs:
Real Estate                                          (0)                    (33)
Other                                                (0)                    (22)
                                                -------                 -------
Total Charge offs                                    (0)                    (55)

Recoveries:
Commercial                                            2                       5
Real Estate                                           1                       0
                                                -------                 -------
Total Recoveries                                      3                       5

Ending Balance                                  $ 2,975                 $ 3,210
ALLL to total loans                                1.68%                   1.85%
Net Charge offs to average loans                  (0.01%)                  0.14%
                                                =======                 =======

INVESTMENT PORTFOLIO

     Total investment securities decreased $5,534,000 in the first three months of 2000 or 17.2%. The decrease represents maturities of $1,030,000 and sales of $4,435,000. Proceeds from the sales of investment securities were used to fund loan commitments.

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

     The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $49,260,000, or 20.4% of total assets, at March 31, 2000 compared to $44,539,000 or 19.1% of total assets at December 31, 1999.

     During the current period, the Company obtained brokered deposits totaling $4,700,000 due in March 2002, at a discounted yield of 7.03%. The purpose of the deposits is to provide a stable liquidity source to assist in the development of the Roseville Banking Center. The development of core deposits will replace this borrowing at maturity.

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

     The following table sets forth the Company's capital ratio as of the dates indicated.

                                                    March 31, 2000          December 31, 1999
                                                  -------------------       -------------------
Capital Ratio's                                   Bank        Company       Bank        Company
---------------                                   -----       -------       -----       -------
Total Risk-Based Capital                          15.42%       15.64%       14.85%       15.58%
Tier 1 Capital to Risk-Based Assets               13.82%       14.02%       13.59%       14.33%
Tier 1 Capital to Average Assets                  11.20%       11.01%       10.44%       11.31%
(Leverage ratio)

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

     To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 2000, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $441,500 and $883,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 1999, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $359,000 and $718,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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

N/A

ITEM #3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM #4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM #5. OTHER INFORMATION

N/A.

ITEM #6A. EXHIBITS

Ex-27.1. Financial Data table for the period ended March 31, 2000.

ITEM #6B. REPORTS ON FORM 8-K

Form 8-K dated April 14, 2000 announcing first quarter 2000 earnings.

                                   SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REDDING BANCORP
                                       (Registrant)

Date:  April 26, 2000                  /s/ Linda J. Miles
                                       -----------------------------------------
                                       Linda J. Miles
                                       Executive Vice President &
                                       Chief Financial Officer