Form 10-Q
period 2000-06-30
REDDING BANCORP
filed 2000-08-01
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-25135

                                 REDDING BANCORP
             (Exact name of Registrant as specified in its charter)

                  CALIFORNIA                                     94-2823865
 (State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)
             1951 CHURN CREEK ROAD
              REDDING, CALIFORNIA                                  96002
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



   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. June 30, 2000: 2,615,923

REDDING BANCORP & SUBSIDIARIES

INDEX TO FORM 10-Q
================================================================================



PART I.  Financial Information                                                  Page:
        Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        June 30, 2000 and December 31, 1999 ................................      3

        Consolidated Condensed Statements of Income
        Three and six months ended June 30, 2000 and 1999...................      4

        Consolidated Condensed Statements of Cash Flows
        Six months ended June 30, 2000 and 1999.............................      5

        Notes to Consolidated Condensed Financial Statements................      6

        Item 2. Management's Discussion and Analysis Of Financial
                Condition and Results of Operations.........................      8

        Item 3. Quantitative and Qualitative Disclosure about Market Risk...     18

PART II. Other Information

        Item 1. Legal proceedings...........................................     20

        Item 2. Changes in Securities and use of proceeds...................     20

        Item 3. Defaults Upon Senior Securities.............................     20

        Item 4. Submission of Matters to a Vote of Security Holders.........     20

        Item 5. Other Information...........................................     21

        Item 6. Exhibits and Report on Form 8-K.............................     21

SIGNATURES..................................................................     21

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REDDING BANCORP & SUBSIDIARIES
 CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)


                                                           June 30, 2000    December 31, 1999
                                                           -------------    -----------------
                                                              (unaudited)
Assets:
Cash & Due From Banks                                          $  12,606            $  11,605
Federal Funds Sold                                                12,120                7,560
                                                               ---------            ---------
            Cash and cash equivalents                             24,726               19,165

Investment Securities:
Available for sale (amortized cost $20,180 and
$25,767)                                                          19,857               25,375
Held to maturity (market value of $5,555 and
$6,722)                                                            5,907                6,769
                                                               ---------            ---------
                                                                  25,764               32,144

 Loans:
Real Estate - Construction                                        33,834               37,859
Real Estate - Commercial                                          86,498               78,842
Commercial & Financial                                            61,351               53,383
Installment Loans                                                    397                  294
Other Loans                                                        2,231                2,812
                                                               ---------            ---------
            Total Loans                                          184,311              173,190

Deferred loan fees                                                  (319)                (372)
Less allowance for loan losses                                    (3,034)              (2,972)
                                                               ---------            ---------
Net Loans                                                        180,958              169,846
Premise & Equipment                                                5,424                5,474
Other Assets                                                       5,822                5,890
                                                               ---------            ---------
                  Total Assets                                 $ 242,694            $ 232,519
                                                               =========            =========

Liabilities:
   Demand Accounts                                             $  34,575            $  40,381
   NOW & Money Market                                             40,218               43,176
   Savings Accounts                                               12,166               11,577
   Time Accounts                                                 119,368              103,189
                                                               ---------            ---------
                 Total Deposits                                  206,327              198,323

Borrowed Funds                                                     4,800                4,800
Other Liabilities                                                  3,906                3,337
                                                               ---------            ---------
                 Total Liabilities                               215,033              206,460

Stockholders' Equity:
   Common Stock                                                    5,154                4,809
   Retained Earnings                                              22,709               21,491
   Accumulated other comprehensive income                           (202)                (241)
                                                               ---------            ---------
                                                                  27,661               26,059
                                                               ---------            ---------
                 Total Liabilities & Stockholders' Equity      $ 242,694            $ 232,519
                                                               =========            =========


See notes to unaudited consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          Three months ended                       Six months ended
                                                  June 30, 2000      June 30, 1999      June 30, 2000       June 30, 1999
                                                  -------------      -------------      -------------       -------------
Interest Income:
   Interest & Fees on Loans                             $ 4,404            $ 3,526            $ 8,540             $ 6,907
   Interest on Investments                                  377                528                783               1,037
   Interest on Federal Funds Sold                           221                122                366                 311
                                                        -------            -------            -------             -------
          Total Interest income                           5,002              4,176              9,689               8,255
                                                        -------            -------            -------             -------

Interest Expense:
   Interest on Checking                                     252                226                444                 345
   Interest on Savings                                      103                 81                209                 181
   Interest on Time Deposits                              1,748              1,160              3,180               2,419
   Interest on Borrowed Funds                                80                  0                159                   0
                                                        -------            -------            -------             -------
          Total Interest Expense                          2,183              1,467              3,992               2,945
                                                        -------            -------            -------             -------

Net Interest Income                                       2,819              2,709              5,697               5,310
Provision for Loan Losses                                    56                 15                 56                  40
                                                        -------            -------            -------             -------
Net Interest Income After Provision for loan
losses                                                    2,763              2,694              5,641               5,270
                                                        -------            -------            -------             -------

Noninterest Income:
   Service Charges                                           57                 72                110                 145
   Credit Card Income, net                                  454                471                924                 886
   Other Income                                             204                225                416                 418
   Gain (Loss) on sale of Investment Securities
     available for sale                                       0                  0                (59)                  0
                                                        -------            -------            -------             -------

          Total Other Income:                               715                768              1,391               1,449
                                                        -------            -------            -------             -------

Noninterest Expense:
   Salaries & Benefits                                      922                892              1,822               1,855
   Occupancy & Equipment                                    221                219                489                 448
   Data Processing & Other Professional                     134                142                268                 365

   Other Expense                                            263                405                613                 758
                                                        -------            -------            -------             -------
          Total Other Expense                             1,540              1,658              3,192               3,426
                                                        -------            -------            -------             -------

Income before Income Taxes                                1,938              1,804              3,840               3,293
   Provision for Income Tax                                 698                670              1,435               1,260
                                                        -------            -------            -------             -------

          Net Income                                    $ 1,240            $ 1,134            $ 2,405             $ 2,033
                                                        =======            =======            =======             =======

Basic Earnings per Share                                $  0.47            $  0.43            $  0.92             $  0.77
Weighted Average Shares                                   2,617              2,651              2,624               2,656
Diluted Earnings per Share                              $  0.45            $  0.40            $  0.86             $  0.71
Weighted Average Shares                                   2,767              2,856              2,809               2,875



See notes to unaudited consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                  Six Months Ended
                                                         June 30, 2000     June 30,1999
                                                         -------------     ------------
Cash flows from operating activities:
        Net Income                                            $  2,405         $  2,033
Adjustments to reconcile net income to net cash
provided by operating activities:
       Provision for loan losses                                    56               40
       Provision for depreciation                                  249              226
       Compensation associated with stock options                   34               --
       Amortization of investment premiums and
       Accretion of discounts, net                                  62              (63)
       (Gain) loss on sale of loans                                (83)            (113)
       Proceeds from sales of loans                              4,339            3,752
       Loans originated for sale                                (4,402)          (3,639)
       Decrease in other assets                                     69              624
      Increase in deferred loan fees                               (52)             (55)
      Increase in other liabilities                                569              458
                                                              --------         --------
            Net cash provided by operating activities              841            1,230
                                                              --------         --------

Cash flows from investing activities:
       Proceeds from maturities of available for sale
         investment securities                                   1,876           13,023

       Proceeds from sale of available for sale
         investment securities                                   4,420               --

       Loss on sale of available for sale investment
         securities                                                 59               --
       Purchases of available for sale investment
         securities                                                  0          (18,301)
       Loan origination's, net of principal repayments         (10,970)         (12,203)
       Purchases of premises and equipment                        (212)            (241)
       Proceeds from sales of equipment                             12               16
                                                              --------         --------
             Net cash provided (used) by investing
               activities                                       (4,815)         (17,706)
                                                              --------         --------

Cash flows from financing activities:
       Net change in deposits                                    8,004            7,275
       Common stock repurchase transactions                     (1,187)            (832)
       Common stock options exercised                              313               36
                                                              --------         --------
            Net cash provided by financing activities            7,130            6,479
                                                              --------         --------

Net increase (decrease) in cash and cash equivalents             5,561           (7,964)

Cash and cash equivalents at beginning of year                  19,165           26,800
                                                              --------         --------

Cash and cash equivalents at end of period                    $ 24,726         $ 18,836
                                                              ========         ========

Supplemental disclosures:
      Cash paid during the period for:
               Income taxes                                      1,399              925
               Interest                                          3,853            2,964



See notes to unaudited consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 1999 Annual Report to Shareholders. The statements include the accounts of Redding Bancorp ("the Company"), and its wholly owned subsidiaries, Redding Bank of Commerce ("RBC") and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2000 and 1999.

(Dollars in thousands, except earnings per share data)

                                                 Three Months Ended               Six Months Ended
---------------------------------------------------------------------------------------------------------
Basic EPS Calculation:                   June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
---------------------------------------------------------------------------------------------------------
   Numerator (net income)                       $1,240           $1,134           $2,405           $2,033

   Denominator (average common shares
     outstanding)                                2,617            2,651            2,624            2,656

Basic earnings per Share                        $ 0.47           $ 0.43           $ 0.92           $ 0.77

Diluted EPS Calculation:

   Numerator (net income)                       $1,240           $1,134           $2,405           $2,033
   Denominator:
   Average common shares outstanding             2,617            2,651            2,624            2,656
   Options                                         150              205              185              219
                                                ------           ------           ------           ------
                                                 2,767            2,856            2,809            2,875

Diluted earnings per Share                      $ 0.45           $ 0.40           $ 0.86           $ 0.71
---------------------------------------------------------------------------------------------------------

3. COMPREHENSIVE INCOME

        The Company's total comprehensive income was as follows:

                                               Three Months Ended                    Six Months Ended
----------------------------------------------------------------------------------------------------------
                                      June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999
----------------------------------------------------------------------------------------------------------
Net Income as reported                      $ 1,240           $ 1,134            $ 2,405           $ 2,033
Other comprehensive income
  (net of tax):
Change in unrealized holding
gain (loss) on available for sale
securities                                       36               (88)                 4              (301)
Reclassification adjustment                      --                --                 35                --
                                            -------           -------            -------           -------
Total comprehensive income                  $ 1,276           $ 1,046            $ 2,444           $ 1,732
----------------------------------------------------------------------------------------------------------


4. COMMON STOCK DIVIDEND

No dividends were declared in the second quarter of 2000. The last dividend the Board of Directors declared was on September 21, 1999. An annual cash dividend of 60 cents per share on the Company's Common Stock was paid to shareholders of record as of October 1, 1999.


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

               The following table presents financial information about the Company's reportable segments:

                                               Three Months Ended                Six Months Ended
----------------------------------------------------------------------------------------------------------
Net income before taxes allocated to:     June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
----------------------------------------------------------------------------------------------------------
Commercial Banking                               $1,484           $1,333           $2,916           $2,407
Credit card services                                454              471              924              886
                                                 ------           ------           ------           ------
                                                 $1,938           $1,804           $3,840           $3,293
----------------------------------------------------------------------------------------------------------


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

 The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001. During the course of negotiations the Company has determined that the continuation of the contract will be at a substantially reduced revenues and CSI and the Company have not come to an agreement on renewal terms of the contract. If the Company and CSI cannot come to an agreement on pricing of the service, the Company expects that CSI will terminate the Merchant Services Agreement at the end of the contract period. Either new pricing or termination of the Merchant Services Agreement will result in a significant decline in revenues from merchant credit card processing and have a material adverse affect on the Company results of operations. The Company is pursuing various strategies including relationships with additional ISO's, evaluation of purchase of bankcard portfolio's from the open market, and enhancing the sales team in the Roseville market area.

Refer to management's discussion and analysis of financial condition and results of operations.

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

-       Loss of the merchant credit card processing business.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1999 to June 30, 2000. Also discussed are significant trends and changes in the Company's results of operations for the three and six months ended June 30, 2000, compared to the same period in 1999. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

GENERAL

        The Company is a bank holding company with its principal offices in Redding, California. The Company engages in a general commercial banking business in Redding and the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Northern California to be the Company's major market area. The Company conducts its business through the Bank, its principal subsidiary. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, and telephone banking. The Company introduced an Online Internet Banking product in April 2000, under the brand name of RBC Connection(TM). The Basic Internet banking product allows customers to obtain account information online, including statement requests, check image views, transfers, stop payments, and direct email to the bank. The Executive Internet banking products allows all of the basic features plus ACH origination, wire transfer, tax deposits, and funds orders. Both products include on online bill payment feature hosted by Princeton E-com.

        On June 21, 2000, the Company received it's certificate of operations to convert the Roseville loan production office to a full service banking facility, under the name of Roseville Banking Center, a division of RBC.

        The primary focus of the Company is to provide financial services to the business and professional community of its major market area including Small Business Administration ("SBA") loans, Commercial building financing, payroll and benefit accounting packages and merchant credit card acquisition. The Company does not offer trust services or international banking services and does not plan to do so in the near future.

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

         The BHCA is also amended by the FSA, to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it chooses to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. The Company received notification from the Federal Reserve Board approving the election to a financial holding company on April 22, 2000.

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

        In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001. During the course of negotiations the Company has determined that the continuation of the contract will be at a substantially reduced revenues, and CSI and the Company have not come to agreement on the renewal of the contract. If the Company and CSI cannot come to an agreement on pricing of the service, the Company expects that CSI will terminate the Merchant Services Agreement at the end of the contract period. Either the new pricing or termination of the Merchant Services Agreement will result in a significant decline in revenues from merchant credit card processing and have a material adverse affect on the Company results of operations. The Company is pursuing various strategies including relationships with additional ISO's, evaluation of purchase of bankcard portfolio's from the open market and enhancing the sales team in the Roseville market.

        Merchant bankcard processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect Redding Bank of Commerce's Merchant Services business segment. These changes include a requirement that an acquiring processor's reported fraud ratios be no greater than three times the national average.

         Redding Bank of Commerce's overall fraud ratio was below the Visa requirement. Other Visa changes announced included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At March 31, 2000 (the most recent information available from Visa) Redding Bank of Commerce's total Visa transactions within these certain high-risk categories were 18% of Visa total processing volume. Although these merchants are categorized as high-risk, precautions have been taken such as requiring higher deposit reserves, daily monitoring and aggressive fraud control, and to date has not seen extraordinary losses in these categories.

        Additionally Visa announced a requirement that weekly average Visa volumes in the be less than 60% of an institutions tangible equity capital, and a requirement that the aggregate charge-backs for the previous six months be less than 5% of the institutions tangible equity capital. Previous guidelines allowed for weekly average Visa volumes were four times equity capital.

        At March 31, 2000 (the most recent information available from Visa) Redding Bank of Commerce's average weekly Visa volume was 105% of tangible equity capital, slightly above the prior guidelines, and aggregate charge-backs for the previous six months were 10.5% of tangible equity capital. A written plan has been submitted and approved by Visa to allow for attrition to bring the processing volumes into line with the new guidelines.

        Participants in the merchant bankcard acquiring program, such as Redding Bank of Commerce, must comply with these new Visa rules by filing a compliance plan with Visa by February 12, 2000. Redding Bank of Commerce met the deadline of February 12, 2000, and Visa has accepted the plan to gradually reduce the concentration of high-risk merchant processing.

        RESULTS OF OPERATIONS

        The Company reported earnings of $1,240,000, for the three months ended June 30, 2000. ($0.45 per share diluted) compared to $1,134,000, ($0.40 per share diluted) for the same period in 1999. Earnings for the six months ended June 30, 2000, was $2,405,000 ($0.86 per share, diluted), compared to $2,033,000
($0.71 per share, diluted) for the six months ended June 30, 1999. The quarterly earnings represent a 18.3% increase over the same period of 1999.

        Factors contributing to the increase in operating results include an increase in the volume of earning assets, an increase in net interest rate spread and margin, coupled with a decrease in other non-interest expense.

        Assets at the six months ended June 30, 2000 totaled $242,694,000, a $10,175,000 (4.4%) increase over total assets at December 31, 1999. The growth is centered in the loan portfolio, totaling $184,311,000 at June 30, 2000 compared to $173,190,000 at December 31, 1999, a 6.4% increase. The growth has been funded in part by an increase in time deposits of 15.7% over December 31, 1999, and maturities of investment securities. The reduction of demand deposits of 16.8% over December 31, 1999 is a result of sweep account transactions that have moved from demand deposits to a money market fund with Goldman Sachs through an alliance program.

        NET INTEREST INCOME

        Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. For the three months ended June 30, 2000, interest income increased $826,000 (19.8%) over the same period in 1999. Interest expense on deposit accounts and borrowings increased $716,000 (48.8%) over the same three-month period in 1999. For the six months ended June 30, 2000, interest income increased $1,434,000 or 17.4% over the same six month period in 1999. For the six months ended June 30, 2000, interest expense on deposit accounts and borrowings increased $1,047,000 or 35.5% over the same period in 1999.

        During the first quarter 2000, the Company contracted with Countrywide Securities Corporation, a capital markets company, to obtain deposits from investors in the marketplace at specific terms and maturity. These "brokered deposits" totaled $4,700,000 due in March 2002, at a yield of 7.03% . The purchase of these deposits are intended to stabilize liquidity and assist in the growth and development of the Roseville Banking Center. The strategy is to replace the brokered deposits with core deposits developed at the new full service location.

         The combined effect of the increase in volume of earning assets and increase in yield on earning assets, coupled with increases in cost of funding sources resulted in an increase of $387,000 (7.3%) in net interest income for the six month period ended June 30, 2000 over the same period in 1999. Net interest margin increased 02 basis points to 5.20% from 5.18% for the same period a year ago. The moderate net interest margin increase is attributed to a rising rate environment, average earning assets yielding 8.85% versus 8.05% a year ago, coupled with an increased cost of funding where the average cost of funding has increased to 4.65% from 3.86% a year ago.

               The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.


         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                    Six Months Ended
                                                June 30, 2000                                   June 30, 1999
                                    Average                            Yield/        Average                       Yield/
                                    Balance         Interest            Rate         Balance         Interest       Rate
Earning Assets
Portfolio Loans                   $ 178,813        $   8,540            9.55%      $ 152,603        $   6,907       9.05%
Tax Exempt Securities                 3,410               75            4.40%          5,751              123       4.28%
US Government                        17,802              484            5.44%         24,257              648       5.34%
Federal Funds Sold                   12,583              366            5.82%         13,526              311       4.60%
Other Securities                      6,476              224            6.92%          8,944              266       5.95%
                                  ---------        ---------       ---------       ---------        ---------       ----
Average Earning Assets            $ 219,084        $   9,689            8.85%      $ 205,081        $   8,255       8.05%
                                                   ---------                                        ---------       ----

Cash & Due From Banks             $  10,578                                        $   9,588
Bank Premises                         5,451                                            5,651
Allowance for Loan Losses            (2,985)                                          (3,248)
Other Assets                          4,950                                            4,870
                                  ---------                                        ---------
Average Total Assets              $ 237,078                                        $ 221,942
                                  =========                                        =========

Interest Bearing Liabilities
Demand Interest Bearing           $  41,293        $     444            2.15%      $  40,494        $     345       1.70%
Savings Deposits                     14,187              209            2.95%         13,464              181       2.69%
Certificates of Deposit             111,265            3,180            5.72%         98,474            2,419       4.91%
Borrowings                            4,803              159            6.62%              0                          --
                                  ---------        ---------       ---------       ---------        ---------       ----
                                    171,548        $   3,992            4.65%        152,432            2,945       3.86%
                                                   ---------                                        ---------
Non interest  Demand                 36,082                                           42,340
Other Liabilities                     3,026                                            2,624
Shareholder Equity                   26,422                                           24,546
                                  ---------                                        ---------
Average Liabilities and
Shareholders Equity               $ 237,078                                        $ 221,942
                                  =========                                        =========

Net Income and Net Interest
  Margin                                           $   5,697            5.20%                       $   5,310       5.18%
                                                   =========                                        =========

The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                         Six months ended             Six months ended
(Dollars in thousands)                    June 30, 2000     over       June 30, 1999

                                        Volume               Rate              Total
                                      --------            -------            -------
Increase(Decrease) In Interest
Income
   Portfolio loans                    $ 1,252             $   381            $ 1,633
   Tax exempt securities                  (51)                  3                (48)
   US Government securities              (175)                 11               (164)
   Federal Funds Sold                     (27)                 99                 72
   Other Securities                       (85)                 26                (59)
                                      -------             -------            -------
        Total Increase                $   914             $   520            $ 1,434
                                      -------             -------            -------

Increase(Decrease) In
Interest Expense
   Interest Bearing Demand            $     9             $    90            $    99
   Savings Deposits                        11                  17                 28
   Certificates of Deposit                366                 395                761
   Borrowings                             159                   0                159
                                      -------             -------            -------
       Total Increase                 $   545             $   502            $ 1,047
                                      -------             -------            -------

Net Increase                          $   369             $    18            $   387
                                      =======             =======            =======

NONINTEREST INCOME

        The Company's noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees.

        For the three months ended June 30, 2000, noninterest income decreased $53,000 over the same period in 1999. Credit card processing income decreased $17,000 (4%) while service income declined $15,000 (26%) over the same period 1999. For the six months ended June 30, 2000, noninterest income decreased $58,000 (4%) over the same period 1999. Contributing to the decrease in noninterest income are reductions in the volume of overdraft processing resulting in a reduction of fee income collected, and a reduction in mortgage premium fees due to reduced volume of sales.

        Refer to footnote five, Segment reporting, and Management's discussion and analysis for further information on credit card processing.

The following table sets forth a summary of noninterest income for the periods indicated.


(Dollars in Thousands)                                 Three Months Ended                  Six Months Ended
Noninterest Income                               June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
-----------------------------------------------------------------------------------------------------------------
   Service Charges                                      $   57           $   72           $  110           $  145
   Credit Card Income, net                                 454              471              924              886
   Other Income                                            204              225              416              418
   Gain(loss) sale of investment securities                  0                0              -59                0
                                                        ------           ------           ------           ------
Total noninterest income                                $  715           $  768           $1,391           $1,449
-----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

        Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses.

        For the three months ended June 30, 2000, noninterest expense decreased $118,000 (7.1%) over the same period in 1999. For the six months ended June 30, 2000, noninterest expense decreased $234,000 (6.8%) over the same six months ended 1999. Salary and benefit expenses have decreased $33,000(1.8%) over the prior year and are attributable to reduced benefit costs, Data processing and professional fees have decreased $97,000 (26.6%), and insurance coverage costs decreased $24,000 or 33% over the prior year.

        The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)
                                         Three Months Ended              Six Months Ended
Noninterest Expense              June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
-------------------------------------------------------------------------------------------------
    Salaries and Benefits               $  922           $  892           $1,822           $1,855
    Occupancy & Equipment                  221              219              489              448
    D.P. & Other professional              134              142              268              365
    Other Expenses                         263              405              613              758
                                        ------           ------           ------           ------
Total Noninterest expense               $1,540           $1,658           $3,192           $3,426
-------------------------------------------------------------------------------------------------

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

(Dollars in thousands)         Three Months Ended                  Six Months Ended
                        June 30, 2000     June 30, 1999     June 30, 2000      June 30, 1999
---------------------------------------------------------------------------------------------
Tax provision                $    698          $    670          $  1,435            $  1,260
Effective tax rate               36.0%             37.1%             37.4%               38.2%
---------------------------------------------------------------------------------------------

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company's tax provision is attributable to increases in the Company's pre-tax income.

ASSET QUALITY

        The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento Counties, California, and the location of the Bank's three full service branches.

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

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)          June 30, 2000    December 31, 1999
------------------------------------------------------------------
 Loans
Commercial & Financial              $  61,351            $  53,383
Real Estate-Construction               33,834               37,859
Real Estate-Commercial                 86,498               78,842
Installment                               397                  294
Other Loans                             2,231                2,812
Less:
Deferred Loan Fees and Costs             (319)                (372)
Allowance for Loan Losses              (3,034)              (2,972)
                                    ---------            ---------
Total Net Loans                     $ 180,958            $ 169,846
------------------------------------------------------------------

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

        Net portfolio loans increased $11,112,000 or 6.5% at June 30, 2000 over $169.8 million at December 31, 1999. The portfolio mix remains stable with the mix at December 31, 1999, with commercial and financial loans of approximately 33%, real estate construction of 18% and commercial real estate at 47%.

        Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $375,000 and $394,000 in impaired loans that had impairment allowances of $271,000 and $315,000 as of June 30, 2000 and December 31, 1999, respectively.

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)      June 30, 2000       December 31, 1999
------------------------------------------------------------------
Non performing assets
Nonaccrual loans                     $376                    $394
Other Real Estate Owned                 0                      40
------------------------------------------------------------------

        The Company's nonaccrual loans decreased from $394,000 to $376,000 in the first six months of 2000. OREO properties were sold during the second quarter 2000.

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

        The adequacy of the ALLL is calculated upon three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit is assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned a risk factor expressed as a reserve percentage. Central to this assigned risk (reserve) factor is the five-year historical loss record of the bank.

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

(Dollars in thousands)                      Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------------
Allowance for Loan & Lease Losses           June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
------------------------------------------------------------------------------------------------------------
Beginning balance for Loan Losses                 $ 2,975          $ 3,210          $ 2,972          $ 3,235
Provision for Loan Losses                              56               15               56               40
Charge offs:
Commercial                                             (0)              (0)              (0)              (0)
Real Estate                                            (0)              (0)              (0)             (33)
Other                                                  (0)              (0)              (0)             (22)
                                                  -------          -------          -------          -------
Total Charge offs                                      (0)              (0)              (0)             (55)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Recoveries:
Commercial                                              3                0                5                5
Real Estate                                             0               40                1               40
Other                                                   0               11                0               11
                                                  -------          -------          -------          -------
Total Recoveries                                        3               51                6               56
Ending Balance                                    $ 3,034          $ 3,276          $ 3,034          $ 3,276
ALLL to total loans                                  1.65%            2.04%            1.65%            2.04%
Net Charge offs to average loans                     0.00%            0.00%            0.00%            0.00%
------------------------------------------------------------------------------------------------------------


INVESTMENT PORTFOLIO

        Total investment securities decreased $6,380,000 in the first six months of 2000 or 19.8%. The decrease represents maturities of $1,876,000 and sales of $4,420,000. Proceeds from the sales of investment securities were used to fund loan commitments.

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

        The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $44,583,000, or 18.4% of total assets, at June 30, 2000 compared to $44,540,000 or 19.2% of total assets at December 31, 1999.

        In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, In. ("CSI"), and independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit cards for payment of goods and services. Pursuant to the Merchant Services Agreement, Cardservice International, Inc. maintains demand deposit accounts of approximately $12,000,000 or 43.4% of the Company's capital at June 30, 2000. The Company is currently negotiating with CSI for an extension of the processing agreement which expires on April 1, 2001. The contract terms allow for the demand deposit accounts to remain on deposit for a period of six months at the termination of the contract. Should the Company and CSI be unable to reach agreement on extension of the contract, the loss of these demand deposits will have an adverse affect on the liquidity position of the Company. The Company anticipates replacing this funding source primarily through the growth in the new Roseville Banking Center, borrowing lines at the Federal Home Loan Bank and Correspondent borrowing lines as necessary.


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

                                                     June 30, 2000            December 31, 1999
-------------------------------------------------------------------------------------------------
Capital Ratio's                                    Bank       Company          Bank       Company
-------------------------------------------------------------------------------------------------
Total Risk-Based Capital                          15.31%        15.47%        14.85%        15.58%
Tier 1 Capital to Risk-Based Assets               14.06%        14.22%        13.59%        14.33%
Tier 1 Capital to Average Assets                  11.46%        11.56%        10.44%        11.31%
(Leverage ratio)
-------------------------------------------------------------------------------------------------


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

        At June 30, 2000, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $370,000 and $740,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 1999, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $359,000 and $718,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from year end is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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

N/A

ITEM #3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM #4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders meeting of Redding Bancorp was held on Tuesday, April 11, 2000. The proxy statement outlines the business conducted at the meeting, which included the election of directors and the ratification of Deloitte & Touche LLP as the Company's independent auditors. The definitive proxy materials were filed on March 15, 2000.

ITEM #5. OTHER INFORMATION

N/A.

ITEM #6A. EXHIBITS

Ex-27.1. Financial Data table for the period ended June 30, 2000.

ITEM #6B. REPORTS ON FORM 8-K

Form 8-K dated May 8.2000 announcing appointment of Chief Operating Officer Form 8-K dated May 25, 2000 announcing appointment of Chief Credit Officer Form 8-K dated July 11, 2000 announcing opening of Roseville Banking Center. Form 8-K dated July 14, 2000 announcing second quarter 2000 earnings.

                                   SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)



Date:  August 1, 2000                              /s/ Linda J. Miles
                                                   Linda J. Miles
                                                   Executive Vice President &
                                                   Chief Financial Officer