Form 10-Q
period 2000-09-30
REDDING BANCORP
filed 2000-11-02
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. September 30, 2000: 2,614,851

REDDING BANCORP & SUBSIDIARIES

INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

PART I.  Financial Information                                                  Page:

        Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
         September 30, 2000 (Unaudited) and December 31, 1999 ...................3

        Consolidated Condensed Statements of Income (Unaudited)
         Three and nine months ended September 30. 2000 and 1999.................4

        Consolidated Condensed Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2000 and 1999...........................5

        Notes to Consolidated Condensed Financial Statements.....................6

        Item 2. Management's Discussion and Analysis
                    Of Financial Condition and Results of Operations.............9

        Item 3. Quantitative and Qualitative Disclosure about Market Risk........18

PART II. Other Information

        Item 1. Legal proceedings................................................20

        Item 2. Changes in Securities and use of proceeds........................20

        Item 3. Defaults Upon Senior Securities..................................20

        Item 4. Submission of Matters to a Vote of Security Holders..............20

        Item 5. Other Information................................................20

        Item 6. Exhibits and Report on Form 8-K..................................20

SIGNATURES.......................................................................21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                             September 30, 2000  December 31, 1999
                                             ------------------  -----------------
                                                   (unaudited)
Assets:
Cash & Due From Banks                                $  11,438           $  11,605
Federal Funds Sold                                      23,180               7,560
                                                     ---------           ---------
            Cash and cash equivalents                   34,618              19,165

Investment Securities:
Available for sale (amortized cost
   $19,865 in 2000 and $25,767 in 1999)                 19,676              25,375
Held to maturity (market value of $5,513
   in 2000 and $6,722 in 1999)                           5,613               6,769
                                                     ---------           ---------
                                                        25,289              32,144
Loans:
Real Estate - Construction                              34,492              37,859
Real Estate - Commercial                                88,124              78,842
Commercial & Financial                                  61,347              53,383
Installment Loans                                          430                 294
Other Loans                                              2,973               2,812
                                                     ---------           ---------
            Total Loans                                187,366             173,190

Deferred loan fees                                        (240)               (372)
Less allowance for loan losses                          (3,083)             (2,972)
                                                     ---------          ----------
                 Net Loans                             184,043             169,846
Premise & Equipment                                      5,346               5,474
Other Assets                                             6,974               5,890
                                                     ---------           ---------
                  Total Assets                       $ 256,270           $ 232,519
                                                     =========           =========

Liabilities:
   Demand Accounts                                   $  39,860           $  40,381
   NOW & Money Market                                   46,670              43,176
   Savings Accounts                                     14,238              11,577
   Time Accounts                                       118,853             103,189
                                                     ---------           ---------
                 Total Deposits                        219,621             198,323

Borrowed Funds                                           4,189               4,800
Other Liabilities                                        3,492               3,337
                                                     ---------           ---------
                 Total Liabilities                     227,302             206,460

Stockholders' Equity:
   Common Stock                                          5,169               4,809
   Retained Earnings                                    23,919              21,491
   Accumulated other comprehensive income                 (120)               (241)
                                                     ---------           ---------
                                                        28,968              26,059
                                                     ---------           ---------
                  Total Liabilities &
                    Stockholders' Equity             $ 256,270           $ 232,519
                                                     =========           =========

See notes to unaudited consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                               Three months ended                 Nine months ended
                                    September 30,   September 30,     September 30,   September 30,
                                    -------------   -------------     -------------   -------------
                                             2000            1999              2000            1999
                                         --------        --------          --------        --------
Interest Income:
   Interest & Fees on Loans              $  4,483        $  3,734          $ 13,023        $ 10,641
   Interest on Investments                    346             551             1,129           1,588
   Interest on Federal Funds Sold             324             117               690             428
                                         --------        --------          --------        --------
          Total Interest income             5,153           4,402            14,842          12,657
                                         --------        --------          --------        --------

Interest Expense:
   Interest on Checking                       319             180               763             525
   Interest on Savings                        111              82               320             263
   Interest on Time Deposits                1,813           1,391             4,993           3,810
   Interest on Borrowed Funds                  81              47               240              47
                                         --------        --------          --------        --------
          Total Interest Expense            2,324           1,700             6,316           4,645
                                         --------        --------          --------        --------

Net Interest Income                         2,829           2,702             8,526           8,012
Provision for Loan Losses                       0              10                56              50
                                         --------        --------          --------        --------
Net Interest Income After Provision
  for loan losses                           2,829           2,692             8,470           7,962
                                         --------        --------          --------        --------

Non-Interest Income:
   Service Charges                             56              55               166             200
   Credit Card Income, net                    482             510             1,406           1,396
   Other Income                               171             132               535             473
   Gain (Loss) sale of Loans                   21               0                73              77
   Gain (Loss) on sale of Investment
      securities available for sale             0               0               (59)              0
                                         --------        --------          --------        --------
          Total Other Income:                 730             697             2,121           2,146
                                         --------        --------          --------        --------

Non-Interest Expense:
   Salaries & Benefits                        972           1,030             2,794           2,885
   Occupancy & Equipment                      246             238               735             686
   Data Processing & Other Professional       126             127               394             426
   Other Expense                              295              99               908             923
                                         --------        --------          --------        --------
          Total Other Expense               1,639           1,494             4,831           4,920
                                         --------        --------          --------        --------

Income before Income Taxes                  1,920           1,895             5,760           5,188
   Provision for Income Tax                   695             738             2,130           1,998
                                         --------        --------          --------        --------

          Net Income                     $  1,225        $  1,157          $  3,630        $  3,190
                                         ========        ========          ========        ========

Net income per Share- Basic*             $   0.43        $   0.40          $   1.26        $   1.09
Weighted Average Shares                     2,877           2,911             2,883           2,933
Net income per Share- Diluted*           $   0.41        $   0.37          $   1.19        $   1.01
Weighted Average Shares                     3,005           3,148             3,038           3,152


* All share and per share amounts are restated to vie retroactive effect to the 10% stock dividend. (See Note 1)

See notes to unaudited consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS) NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                    Nine Months Ended
                                                              September 30,  September 30,
                                                                       2000           1999
                                                              -------------  -------------
Cash flows from operating activities:
        Net Income                                                 $  3,630       $  3,190
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Provision for loan losses                                         56             50
       Provision for depreciation                                       383            347
       Compensation associated with stock options                        50             50
       Amortization of investment premiums and
        accretion of discounts, net                                     175            (30)
       Loss on sale of available for sale investment
        securities                                                       59              0
       (Gain) loss on sale of loans                                    (111)          (120)
       Proceeds from sales of loans                                   4,745          4,017
       Loans originated for sale                                     (4,856)        (4,137)
       (Increase) Decrease in other assets                           (1,084)           714
       (Decrease) Increase in deferred loan fees                       (132)           (69)
       Increase (Decrease) in other liabilities                         156            353
                                                                   --------       --------
            Net cash provided by operating activities                 3,071          4,365
                                                                   --------       --------

Cash flows from investing activities:
       Proceeds from maturities of available for sale
        investment securities                                         4,273         18,623
       Proceeds from sale of available for sale investment
        securities                                                    4,420          4,516
       Purchases of available for sale investment securities         (1,952)       (33,046)
       Loan origination's, net of principal repayments              (13,898)       (19,784)
       Purchases of premises and equipment                             (267)          (287)
       Proceeds from sales of equipment                                  12             16
                                                                   --------       --------
             Net cash provided (used) by investing activities        (7,412)       (29,962)
                                                                   --------       --------

Cash flows from financing activities:
       Net change in deposits and borrowings                         20,687         21,517
       Cash dividends
       Common stock repurchase transactions                          (1,202)        (1,081)
       Common stock options exercised                                   309              3
                                                                   --------       --------
            Net cash provided by financing activities                19,794         20,439
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 15,453         (5,158)

Cash and cash equivalents at beginning of year                       19,165         26,800
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 34,618       $ 21,642
                                                                   ========       ========
Supplemental disclosures:
      Cash paid during the period for
               Income taxes                                           2,124          2,498
               Interest                                               6,242          4,551
Non-cash Financing Activities
               Dividends declared not paid                            1,700          1,593

See notes to unaudited consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 1999 Annual Report to Shareholders. The statements include the accounts of Redding Bancorp ("the Company"), and its wholly owned subsidiaries, Redding Bank of Commerce ("the Bank") and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

On September 19, 2000, the Board of Directors declared a cash divided of .65 cents per share and a 10% stock dividend on the Company's Common Stock. Both the cash and stock dividend will be paid on October 23, 2000 to shareholders of record as of October 1, 2000. All share and per share amounts have been restated to give retroactive effect to the 10% stock dividend.

2.    NET INCOME PER SHARE

Basic net income per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of net income per share for the three and nine months ended September 30, 2000 and 1999. All share and per share amounts have been restated to give retroactive effect to the 10% stock dividend.

(Dollars in thousands,
  except per share data)                    Three Months Ended                  Nine Months Ended
----------------------------------------------------------------------------------------------------
Basic EPS Calculation:              Sept 30, 2000    Sept 30, 1999    Sept 30, 2000    Sept 30, 1999
----------------------------------------------------------------------------------------------------
   Numerator (net income)                  $1,225           $1,157          $ 3,630          $ 3,190

   Denominator (average common
    shares outstanding)                     2,877            2,911            2,883            2,933


Basic net income per Share                 $ 0.43           $ 0.40            $1.26            $1.09

Diluted EPS Calculation:

   Numerator (net income)                  $1,225          $ 1,157          $ 3,630           $3,190

   Denominator:

   Average common shares
    outstanding                             2,877            2,911            2,883            2,933
   Options                                    128              237              155              219
                                          -------           ------          -------           ------
                                            3,005            3,148            3,038            3,152

Diluted net income per Share              $  0.41           $ 0.37            $1.19           $ 1.01

3.    COMPREHENSIVE INCOME

      The Company's total comprehensive income was as follows:

                                          Three Months Ended                      Nine Months Ended
-------------------------------------------------------------------------------------------------------
                                      Sept 30, 2000    Sept 30, 1999    Sept 30, 2000     Sept 30, 1999
-------------------------------------------------------------------------------------------------------
Net  Income as reported                    $ 1,225          $ 1,157           $3,630           $ 3,190
Other comprehensive income
  (net of tax):
Change in unrealized holding
Gain (loss) on available for
  sale securities                               82             (118)              84              (419)
Reclassification adjustment                      0                0               37                 0
                                           -------          -------           ------           -------
Total comprehensive income                 $ 1,307          $ 1,039           $3,509           $ 2,771


4.    SEGMENT REPORTING

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

      The following table presents financial information about the Company's reportable segments:


                                          Three Months Ended                      Nine Months Ended
-------------------------------------------------------------------------------------------------------
                                      Sept 30, 2000    Sept 30, 1999    Sept 30, 2000     Sept 30, 1999
-------------------------------------------------------------------------------------------------------

Commercial Banking                          $ 1,438           $1,385          $ 4,354           $ 3,792
Credit card services                            482              510            1,406             1,396
                                            -------          -------          -------           -------
                                            $ 1,920          $ 1,895           $5,760           $ 5,188

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

The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001. During the course of negotiations the Company has determined that the continuation of the contract will be at substantially reduced revenues. CSI and the Company have come to an agreement on renewal terms of the contract. The pricing of the contract renewal is 2 basis points of transaction processing and one-half of the earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing .

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

This quarterly report on Form 10-Q includes forward-looking information, which is subject to the "safe harbor" created by the Securities Act of 1933, and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

o Competitive pressure in the banking industry and changes in the regulatory environment.

o Changes in the interest rate environment and volatility of rate sensitive deposits.

o The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

o Credit quality deteriorates which could cause an increase in the provision for loan losses.

o Losses in the Company's merchant credit card processing business. ~ Loss of the merchant credit card processing business.

o     Asset/Liability matching risks and liquidity risks.

o     Changes in the securities markets.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1999 to September 30, 2000. Also discussed are significant trends and changes in the Company's results of operations for the three and nine months ended September 30, 2000, compared to the same period in 1999. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

GENERAL

            Redding Bancorp ("The Company") is a financial services holding company ("FHC") with its principal offices in Redding, California. A financial services holding company may engage in a commercial banking, insurance, securities business and offer other financial products to consumers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2000. The election to change to a financial holding company has had no impact to date on the operations of the Company. The Company engages in a general commercial banking business in Redding and the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Northern California to be the Company's major market area. The Company conducts its business through the Redding Bank of Commerce ("The Bank"), its principal subsidiary. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, telephone and internet banking.

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

      The BHCA is also amended by the FSA, to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the Federal Reserve Bank and declare that it chooses to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity.

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

      In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001. CSI and the Company have recently reached an agreement on the renewal of the contract. Effective April 1, 2001, pricing of the contract renewal is 2 basis points of transaction processing and one-half of the earnings on the deposit relationship. The current pricing of the contract in effect is 135 basis points of transaction processing and the full earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. If the new pricing had been in effect for the nine months ended September 30, 2000, revenue would have been $960,000 less than the actual amount recorded of $1,247,000. The Company is pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Banking Center, enhancing the merchant credit card sales team in the Roseville and Redding markets, and projecting aggressive growth in the loan markets.

      Merchant bankcard processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect the Bank's Merchant Services business segment. These changes include a requirement that an acquiring processor's reported fraud ratios be no greater than three times the national average.

      Redding Bank of Commerce's overall fraud ratio was below the Visa requirement. Other Visa changes announced included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume.

      At September 30, 2000 the Bank's total Visa transactions within these certain high-risk categories were 18% of Visa total processing volume. Although these merchants are categorized as high-risk, precautions have been taken such as requiring higher deposit reserves, daily monitoring and aggressive fraud control, and to date has not seen extraordinary losses in these categories.

      Additionally Visa announced a requirement that weekly average Visa volumes be less than 60% of an institutions tangible equity capital, and a requirement that the aggregate charge-backs for the previous six months be less than 5% of the institutions tangible equity capital. Previous guidelines allowed the weekly average Visa volumes to be four times equity capital.

      At September 30, 2000 the Bank's average weekly Visa volume was 85% of tangible equity capital, slightly above the prior guidelines, and aggregate charge-backs for the previous six months were 11% of tangible equity capital. A written plan has been submitted and approved by Visa to allow for attrition to bring the processing volumes into line with the new guidelines.

      Participants in the merchant bankcard acquiring program, such as the Bank, must comply with these new Visa rules by filing a compliance plan with Visa by February 12, 2000. The Bank met the deadline of February 12, 2000, and Visa has accepted the plan to gradually reduce the concentration of high-risk merchant processing.

      CHANGES IN FINANCIAL CONDITION

      Assets at the nine months ended September 30, 2000 totaled $256 million, a $24 million or 10.2% increase over total assets at December 31, 1999. The growth is centered in the loan portfolio, totaling $187 million at September 30, 2000 compared to $173 million at December 31, 1999, an 8.2% increase. The growth has been funded in part by an increase in time deposits of 15.2% over December 31, 1999, and maturities of investment securities.

      During the nine-month period ended September 30, 2000, deposits increased $21 million or 10.1% to $219 million compared with $198 million at December 31, 1999. The increase in deposits is a result of increases in time deposits, savings deposits and money market accounts partially offset by a decrease in demand deposits. The increase in deposits is attributable to the full service conversion of the Roseville Banking Center, and internal growth in the Redding market. During the same period, total loans increased $14 million or 8.2% compared with $173 million at December 31, 1999. The increase in loans is primarily the result of increases in the commercial real estate portfolio, and to a lesser degree in the commercial portfolio. The increases were partially offset by decreases in the construction real estate portfolio.

      Total Investment securities decreased $7 million or 21.3% to $25 million at September 30, 2000 compared with $32 million at December 31, 1999, and federal funds sold increased $16 million or 207% to $23 million at September 30, 2000 compared with $7 million at December 31, 1999. The decrease in investment securities was the result of increased loan demand. The increase in federal funds sold was the result of a planned build-up of federal funds for liquidity purposes to assist in the growth of the Roseville Banking Center.

      EARNINGS RESULTS

      The Company reported earnings of $1,225,000 for the three months ended September 30, 2000 ($0.41 per share diluted) compared to $1,157,000 ($0.37 per share diluted) for the same period in 1999, representing an increase of 5.9%. Earnings for the nine months ended September 30, 2000, was $3,630,000 ($1.19 per share, diluted), compared to $3,190,000 ($1.01 per share, diluted) for the nine months ended September 30, 1999.

      Factors contributing to the increase in operating results include an increase in the volume of earning assets, coupled with a decrease in other non-interest expense, and partially offset by an increase in the cost of funding.

      NET INTEREST INCOME

      Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. For the three months ended September 30, 2000, interest income increased $751,000 (17.1%) over the same period in 1999. Interest expense on deposit accounts and borrowings increased $624,000 (36.7%) over the same three-month period in 1999. For the nine months ended September 30, 2000, interest income increased $2,185,000 or 17.3% over the same nine-month period in 1999. For the nine months ended September 30, 2000, interest expense on deposit accounts and borrowings increased $1,671,000 or 36% over the same period in 1999.

      The combined effect of the increase in volume of earning assets and increase in yield on earning assets, coupled with increases in cost of funding sources resulted in an increase of $514,000 (6.4%) in net interest income for the nine month period ended September 30, 2000 over the same period in 1999. Net interest margin decreased 03 basis points to 5.11% from 5.14% for the same period a year ago. The net interest margin decrease is attributed to an increased cost of funding where the average cost of funding has increased to 4.79% from 4.01% a year ago. The higher costs are primarily related to the growth in higher yielding time certificates of deposit.

      The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.


         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                 Nine Months Ended
                                    Sept 30, 2000                     Sept 30, 1999
                              --------------------------         ------------------------
                              Average             Yield/         Average           Yield/
                              Balance   Interest    Rate         Balance  Interest   Rate
                              -------   --------  ------         -------  -------- ------
Earning Assets
Portfolio Loans               $180,256  $ 13,023   9.63%        $156,332  $10,641   9.08%
Tax Exempt Securities            3,271       108   4.40%           5,704      184   4.30%
US Government                   23,154       978   5.63%          30,942    1,309   5.64%
Federal Funds Sold              15,096       690   6.09%          12,553      428   4.55%
Other Securities                   540        43  10.62%           2,308       95   5.49%
                              --------  --------  -----         -------- --------   ----
Average Earning Assets        $222,317  $ 14,842   8.90%       $ 207,839 $ 12,657   8.12%
                                        ========                         ========

Cash & Due From Banks         $ 10,539                                   $ 10,249
Bank Premises                                                               5,625
                                 5,427
Allowance for Loan Losses       (3,007)                                    (3,248)

Other Assets                     4,967                                      4,864
                              --------                                   --------
Average Total Assets          $240,243                                   $225,329
                              ========                                   ========

         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                      Nine Months Ended            Nine Months Ended
                                        Sept 30, 2000                Sept 30, 1999
                                        -------------                -------------
Interest Bearing Liabilities
Demand Interest Bearing           $ 40,764   $   763   2.50%    $ 40,830  $   525   1.71%
Savings Deposits                    13,654       320   3.12%      12,919      263   2.71%

Certificates of Deposit            116,649     4,993   5.71%      99,567    3,810   5.10%

Borrowings

                                     4,755       240   6.73%       1,318       47   4.75%
                                  --------   -------   ----     --------  -------   ----
                                   175,822   $ 6,316   4.79%     154,634    4,645   4.01%
                                             -------                      -------
Non interest  Demand                36,314                        43,540

Other Liabilities                    1,164                         2,188

Shareholder Equity                  26,943                        24,967
                                  --------                      --------

Average Liabilities and
Shareholders Equity               $240,243                      $225,329
                                  ========                      ========

Net Income and Net Interest
 Margin                                      $ 8,526   5.11%              $ 8,012   5.14%
                                             =======                      =======


The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                          Nine months ended                   Nine months ended
                                              Sept 30, 2000      over             Sept 30, 1999

                                           Volume                   Rate                  Total
                                          --------                 ------                -------
Increase(Decrease) In
Interest Income
   Portfolio loans                        $ 1,728                 $  654                $ 2,382
   Tax exempt securities                      (80)                     4                    (76)
   US Government securities                  (329)                    (2)                  (331)
   Federal Funds Sold                         116                    146                    262
   Other Securities                          (141)                    89                    (52)
                                          -------                 ------                -------
        Total Increase                    $ 1,294                 $  891                $ 2,185
                                          =======                 ======                =======

Increase (Decrease) In
Interest Expense
   Interest Bearing Demand                 $   (1)                $  239                $   238
   Savings Deposits                            17                     40                     57
   Certificates of Deposit                    731                    452                  1,183

   Borrowings                                 173                     20                    193
                                          -------                 ------                -------
       Total Increase                      $  920                 $  751                $ 1,671
                                          =======                 ======                =======

Net Increase                               $  374                 $  140                 $  514
                                          =======                 ======                =======

NON-INTEREST INCOME

      The Company's noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees.

      For the three months ended September 30, 2000, noninterest income increased $33,000 over the same period in 1999. Credit card processing income decreased $28,000 (5.5%) while other income increased $60,000 (45%) over the same period in 1999. For the nine months ended September 30, 2000, noninterest income decreased $25,000 (1.2%) over the same period in 1999. Service charges decreased $34,000 (17%) over the same period in 1999, partially offset by increases in credit card income of $10,000 (.7%) and other income of $58,000 (10.6%).

      Contributing to the decrease in noninterest income are reductions in the volume of overdraft processing resulting in a reduction of fee income collected and losses on sales of investment securities. Contributing to the increase in other income are increases in ATM fees collected of $36,000 or (30%) and non-deposit investment fees of $20,828 (100%) over the same period in 1999. Refer to footnote five, Segment reporting, and Management's discussion and analysis for further information on credit card processing.

The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in Thousands)                      Three Months Ended              Nine Months Ended
--------------------------------------------------------------------------------------------------
Noninterest Income                    Sept 30, 2000   Sept 30, 1999   Sept 30, 2000  Sept 30, 1999
--------------------------------------------------------------------------------------------------
   Service Charges                              $56           $55           $166          $200
   Credit Card Income, net                      482           510          1,406         1,396
   Other Income                                 171           132            535           473
   Gain(loss) sale of loans                      21             0             73            77
                                                                                            --
   Gain(loss) sale of investment securities       0             0           (59)             0

Total noninterest income                      $ 730         $ 697        $ 2,121       $ 2,146


NON-INTEREST EXPENSE

      Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses.

      For the three months ended September 30, 2000, noninterest expense increased $145,000 (9.7%) over the same period in 1999. Recoveries of legal expense during 1999 reduced expenses to $99,000 for the third quarter 1999. For the nine months ended September 30, 2000, noninterest expense decreased $89,000 (1.8%) over the same nine months ended 1999. Salary and benefit expenses have decreased $91,000 (3.2%) over the prior year and are attributable to increased collection of loan costs offsetting salary expenses. Data processing and professional fees have decreased $32,000 (8.1%), and insurance coverage costs decreased $25,000 (42%) over the prior year.

      The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)                   Three Months Ended              Nine Months Ended
-------------------------------------------------------------------------------------------------
Noninterest Expense            Sept 30, 2000    Sept 30, 1999    Sept 30, 2000     Sept 30, 1999
-------------------------------------------------------------------------------------------------
    Salaries and Benefits              $ 972           $1,030           $2,794            $2,885
    Occupancy & Equipment                246              238              735               686
    Data Processing &
      Other professional                 126              127              394               426

    Other Expenses                       295               99              908               923
                                      ------          -------           ------           -------
Total Noninterest expense             $1,639          $ 1,494           $4,831           $ 4,920

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

(Dollars in thousands)            Three Months Ended                  Nine Months Ended
                            Sept 30, 2000   Sept 30, 1999      Sept 30, 2000  Sept 30, 1999
--------------------------------------------------------------------------------------------
Tax provision                       $ 695           $ 738             $2,130        $ 1,998
Effective tax rate                   36.2%           38.9%              37.0%          38.5%
--------------------------------------------------------------------------------------------

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

      The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)                    September  30, 2000             December 31, 1999
---------------------------------------------------------------------------------------------
 Loans
---------------------------------------------------------------------------------------------
Real Estate-Construction                             $ 34,492                      $ 37,859
Real Estate-Commercial                                 88,124                        78,842
Commercial & Financial                                 61,347                        53,383
Installment                                               430                           294
Other Loans                                             2,973                         2,812
Less:
Deferred Loan Fees and Costs                             (240)                         (372)
Allowance for Loan Losses                              (3,083)                       (2,972)
---------------------------------------------------------------------------------------------
Total Net Loans                                      $184,043                      $169,846
---------------------------------------------------------------------------------------------

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

      Net portfolio loans increased $14 million or 8.4% at September 30, 2000 over $169.8 million at December 31, 1999. The portfolio mix remains stable with the mix at December 31, 1999, with commercial and financial loans of approximately 33%, real estate construction of 19% and commercial real estate at 48%.

        Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due under the original terms of the contract. The Bank had outstanding balances of $1,224,000 and $394,000 in impaired loans that had impairment allowances of $456,547 and $315,000 as of September 30, 2000 and December 31, 1999, respectively. The Bank had average balances of $693,685 and $612,411 in impaired loans for the nine months ended as of September 30, 2000 and for the year ended December 31, 1999.

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)                    September  30, 2000             December 31, 1999
---------------------------------------------------------------------------------------------
Non performing assets
---------------------------------------------------------------------------------------------
Nonaccrual loans                                       $1,224                          $394

Other Real Estate Owned                                     0                             40
---------------------------------------------------------------------------------------------

      The Company's nonaccrual loans increased from $394,000 to $1,224,000 in the first nine months of 2000. The increase is attributed to one credit placed in nonaccrual status. OREO properties were sold during the second quarter 2000.

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

      The ALLL is a general reserve available against the total loan portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover any loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's ALLL. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

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

        Management believes the assigned risk grades and our methods for managing changes are satisfactory. Management believes the loan portfolio performance has improved as reflected by the stable and low delinquency ratio. Watch list and high-grade loans have increased somewhat over the past year, primarily due to management's plan to move more susceptible although performing accounts to attention.

        The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)                         Three Months Ended              Nine Months Ended
-------------------------------------------------------------------------------------------------
Allowance for Loan & Lease Losses    Sept 30, 2000   Sept 30, 1999   Sept 30, 2000  Sept 30, 1999
-------------------------------------------------------------------------------------------------
Beginning balance for Loan Losses          $ 3,034         $ 3,276          $2,972        $ 3,235

Provision for Loan Losses                        0              10              56             50

Charge offs:

Commercial                                      (0)             (0)             (0)            (0)

Real Estate                                     (0)            (50)             (0)           (83)

Other                                           (0)             (1)             (0)           (23)
                                           -------         -------          ------         ------
Total Charge offs                               (0)            (51)             (0)          (106)

Recoveries:
Commercial                                      47               7              53             12
Real Estate                                      2               0               2             40
Other                                            0              11               0             22
                                           -------         -------          ------         ------
Total Recoveries                                49              18              55             74
Ending Balance                             $ 3,083         $ 3,253          $3,083        $ 3,253
ALLL to total loans                           1.65%           1.97%           1.65%          1.97%
-------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

      Total investment securities decreased $7 million in the first nine months of 2000 or 21.3%. The decrease represents maturities of $4.3 million, purchases of $2.0 million and sales of $4.4 million. The Company recorded gross losses of $59,000 in the nine months ended September 30, 2000 from sales of investment securities. Proceeds from the sales of investment securities were used to fund loan commitments.

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

      Because estimates of the liquidity needs of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits.

      The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale investment securities) totaled $54,294,000, or 21.2% of total assets, at September 30, 2000 compared to $44,540,000 or 19.2% of total assets at December 31, 1999.

      In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, In. ("CSI"), and independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit cards for payment of goods and services. Pursuant to the Merchant Services Agreement, Cardservice International, Inc. maintains demand deposit accounts of approximately $12,000,000 or 41.4% of the Company's capital at September 30, 2000. The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001. CSI and the Company have recently reached an agreement on the renewal of the contract. Effective April 1, 2001, pricing of the contract renewal is 2 basis points of transaction processing and one-half of the earnings on the deposit relationship. The current pricing of the contract in effect is 135 basis points of transaction processing and the full earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. If the new pricing had been in effect for the nine months ended September 30, 2000, revenue would have been $960,000 less than the actual amount recorded of $1,247,000. The Company is pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Banking Center, enhancing the merchant credit card sales team in the Roseville and Redding markets, and projecting aggressive growth in the loan markets.


CAPITAL RESOURCES

      Overall capital adequacy is monitored by the Company's management and reported to the Company's Board of Directors on a monthly basis. The Bank's regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

      The following table sets forth the Company's capital ratio as of the dates indicated.

                                           September 30, 2000               December 31, 1999
                                           ------------------               -----------------

-----------------------------------------------------------------------------------------------
Capital Ratio's                            Bank        Company            Bank         Company
-----------------------------------------------------------------------------------------------
Total Risk-Based Capital                 13.84%         15.51%          14.85%          15.58%

Tier 1 Capital to Risk-Based Assets      12.59%         14.26%          13.59%          14.33%

Tier 1 Capital to Average Assets         10.37%         11.70%          10.44%          11.31%

(Leverage ratio)
-----------------------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the fair market value of interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Because the Company's interest bearing liabilities and interest earning assets are with the Bank, the Company's interest rate risk exposure is in connection with the operations of the Bank. Consequently, all significant interest rate risk management procedures are performed at the Bank level.

      Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The fundamental objective of the Bank's management of its assets and liabilities is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company's management.

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

      Because the Bank is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. During a period of declining rates, short-term liabilities may be repriced to provide an advantage to the Company; however, this benefit will not be sustainable over the long-term.

      To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income.

      At September 30, 2000, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $373,000 and $740,000, respectively. A similar and opposite result would be attributable to a 100 or 200 basis point increase in the federal funds rate. At December 31, 1999, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $359,000 and $718,000, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate. Management does not believe that the change from year-end is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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

     Actual results will differ when actual customer and management behavior and ratios differ from the assumptions utilized by management in its model. In addition, the model has limited usefulness for the measurement of the effect on annual net interest income resulting from rate changes other than 100 or 200 basis points. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigates the impact of rate changes more than 200 basis points. The model's primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the Bank's mix and level of rate-sensitive assets and liabilities will have on the Company's net interest income.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A
ITEM 5. OTHER INFORMATION

N/A

ITEM 6A. EXHIBITS

Ex-27.1. Financial Data table for the period ended September 30, 2000.

ITEM 6B. REPORTS ON FORM 8-K

Form 8-K dated October 17, 2000 Earnings Release
Form 8-K dated September 25,2000 Announcing Dividend
Form 8-K dated July 17, 2000 Announcing Second Quarter Earnings

                                   SIGNATURES

     Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)



Date:  October 31, 2000                             /s/ Linda J. Miles
                                                   ----------------------------
                                                   Linda J. Miles
                                                   Executive Vice President &
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------

Ex-27.1.   Financial Data table for the period ended September 30, 2000.