Form 10-K
period 2000-12-31
REDDING BANCORP
filed 2001-03-01
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---  ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
             For the transition period from __________ to __________


                             [REDDING BANCORP LOGO]

                         Commission file number 0-25135

                                 REDDING BANCORP
             (Exact name of Registrant as specified in its charter)

                      California                                        94-2823865
           (State or other jurisdiction of                           (I.R.S. Employer
            incorporation or organization)                         Identification No.)

                1951 Churn Creek Road
                 Redding, California                                      96002
           (Address of principal executive                              (Zip Code)
                       offices)

       Registrant's telephone number, including area code: (530) 224-3333

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
           Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $28,599,975 as of March 1, 2001 which was calculated based on the last reported sale of the Company's Common Stock prior to March 1, 2001. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

           As of March 1, 2001, there were 2,875,451 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Items 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS.
This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading "Risk Factors That May Affect Results" and elsewhere in this report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading "Risk Factors That May Affect Results," are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the "Company" refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries.

         GENERAL

         Redding Bancorp (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the "Bank"). As a financial services holding company, the Company is subject to the BHCA and to supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Company's principal business is to serve as a holding company for the Bank and Redding Service Corporation, a California corporation formed in 1993 for the purpose of processing trust deeds, and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company's principal source of income is dividends from its subsidiaries. The Company conducts its corporate business operations at the offices of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California and within two industry segments, general banking and credit card processing.

         The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates two full service branches and two loan production offices. The Company established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Company relocated the loan production office to 2400 Professional Drive in Roseville, California. On March 1, 1994, the Bank received a certificate of authority to open a second full service branch at 1951 Churn Creek Road in Redding, California. On June 30, 2000 the Bank received a certificate of authority to convert the loan production office in Roseville to a full service banking facility under the name Roseville Banking Center, a division of the Bank.

         The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Northern California to be the Bank's major market area.

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

         In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed in 1997 for a period of four years, which expires on April 1, 2001. CSI and the Company have recently reached an agreement on the renewal of the contract. Effective April 1, 2001, pricing of the contract renewal is .002 percent of transaction processing and one-half of the earnings on the deposit relationship. The current pricing of the contract in effect is
 .135 percent of transaction processing and the full earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. If the new pricing had been in effect for the twelve months ended December 31, 2000, credit card service income, net would have been $876,000 less than the actual amount recorded. The Company is pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Banking Center, enhancing the merchant credit card sales team in the Roseville and Redding markets, and projecting aggressive growth in the loan markets.

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

          Redding Bank of Commerce's overall fraud ratio met and was in compliance with the Visa requirement. Other Visa changes announced included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume.

         At December 31, 2000, the Bank's total Visa transactions within these certain high-risk categories were 15% of Visa total processing volume. Although these merchants are categorized as high-risk, precautions have been taken such as requiring higher deposit reserves, daily monitoring and aggressive fraud control, indemnification of the ISO portfolio, and to date the Bank has not seen significant losses in these categories.

         Additionally Visa announced a requirement that weekly average Visa volumes be less than 60% of an institutions tangible equity capital, and a requirement that the aggregate charge-backs for the previous six months be less than 5% of the institutions tangible equity capital. Previous guidelines allowed the weekly average Visa volumes to be four times equity capital.

         At December 31, 2000, the Bank's average weekly Visa volume was 76% of tangible equity capital, slightly above the prior guidelines, and aggregate charge-backs for the previous six months were 10% of tangible equity capital. A written plan has been submitted and approved by Visa to allow for attrition to bring the processing volumes into line with the new guidelines by April 2001. In the event the bank exceeds average weekly volumes after April 2001, a pledge of collateral will be required by Visa to cover the difference.

          SUPERVISION AND REGULATION

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

         The Company is a bank holding company subject to the BHCA. The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

               On November 12, 1999, former President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA"), which became effective on March 11, 2000. The FSA amends certain portions of the BHCA, subject to conditions. See "Recently Enacted Legislation" below for more information.

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

         To qualify as "well-capitalized," the bank must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater, (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater and (iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized (as that term is defined in the capital adequacy regulations of the applicable bank regulator), 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

         To qualify as "well-managed": (i) each of its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory, (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%. The Company exceeds the minimum requirements.

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

         As of December 31, 2000, the Company's and the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 2000.

                                                                     The Company
                                            ----------------------------------------------------------------------
                                                        Actual               Minimum Capital Requirement
                                            -------------------------        ---------------------------
Leverage....................................$ 28,667,489       11.52%                 4.0%
Tier 1 Risk-Based............................ 28,667,489       13.75                  4.0
Total Risk-Based............................. 31,277,573       15.01                  8.0


                                                                   Redding Bank of Commerce
                                              ---------------------------------------------------------------------
                                                        Actual                          Well              Minimum
                                              ------------------------               Capitalized          Captial
                                               Capital        Ratio                  Requirement        Requirement
                                               -------        -----                  -----------        -----------
Leverage....................................$ 26,804,948       11.02%                    5.0%                4.0%
Tier 1 Risk-Based............................ 26,804,948       12.86                     6.0                 4.0
Total Risk-Based............................. 29,415,033       14.11                    10.0                 8.0

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

         Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

     "Well capitalized" - Bank only                  "Adequately capitalized"
     Total risk-based capital of 10%;                Total risk-based capital of 8%;
     Tier 1 risk-based capital of 6%; and            Tier 1 risk-based capital of 4%; and
     Leverage ratio of 5%.                           Leverage ratio of 4%.

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

         RECENTLY ENACTED LEGISLATION

         On November 12, 1999 former President Clinton signed into law the Gramm-Leach-Bliley Act, or the Financial Services Act of 1999 (the "FSA") which became effective on March 11, 2000. The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated. The company filed and was approved as a financial services holding company in April 2000.

         The BHCA is also amended by the FSA, to allow new "financial services holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. Bank holding companies ("BHC") may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it chooses to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity.

         BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities.

         Under the FSA, FDIC-insured state banks, subject to various requirements (and national banks) are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the state bank must also be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination.The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

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

         With respect to its merchant processing services, the Bank competes with other banks, independent sales organizations ("ISOs") and other nonbank processors. Many of these competitors are substantially larger than the Bank. The bank competes on the basis of price, the availability of products and services, the quality of customer service and support, and transaction processing speed. The majority of the Bank's contracts with merchants are cancelable at will or on short notice or provide for renewal at frequent periodic intervals and, accordingly, the Bank regularly rebids such contracts. This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increase transaction volume in order to maintain acceptable profit margins. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry.

         Consolidation will enable certain of the Company's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company.

         EMPLOYEES

         As of December 31, 2000, the Company employed 87 persons. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

RISK FACTORS THAT MAY AFFECT RESULTS

         This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading "Risk Factors That May Affect Results" and elsewhere in this report. The Company's actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading "Risk Factors That May Affect Results," are beyond the Company's ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the "Company" refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries.

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

         DEPENDENCE ON REAL ESTATE

         At December 31, 2000, approximately 69% of the Bank's loans were secured by real estate. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Northern California such as that experienced during the early years of this decade. See "-Economic Conditions and Geographic Concentration."

         The Bank's primary lending focus has historically been commercial real estate, construction and, to a lesser extent, commercial lending. At December 31, 2000, commercial real estate and construction loans comprised approximately 49% and 20%, respectively, of the total loans in the Bank's portfolio. At December 31, 2000, all of the Bank's real estate mortgage and construction loans, and approximately 40% of its commercial loans, were secured fully or in part by deeds of trust on underlying real estate. The Bank's dependence on real estate increases the risk of loss in both the Bank's loan portfolio and its holdings of other real estate owned if economic conditions in Northern California deteriorate in the future. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Economic Conditions and Geographic Concentration."

         CALIFORNIA ENERGY CRISIS

         The recent California energy crisis has resulted in higher energy costs to consumers, who have also seen disruptions in service and face uncertainty about the future availability and cost of power. Various legislative, regulatory and legal remedies to the California crisis are being pursued, but their outcome is uncertain and far reaching and the solution is not likely to be immediate. Continued deterioration of the California energy resources in California could have a material adverse effect on the Company's customers, resulting in material adverse effects on the Company's business, financial condition and results of operations.

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

         MERCHANT CREDIT CARD PROCESSING SERVICES

         The Bank's fee income from merchant processing services represented approximately 8.2%, 9.4% and 9.2% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively. In addition, contract deposit relationships with the merchants in the Bank's portfolio and CSI represented approximately 4.8% of the Bank's total deposits as of December 31, 2000.

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

          Effective April 1, 2001, pricing of the contract renewal is .002 percent of transaction processing and one-half of the earnings on the deposit relationship. The current pricing of the contract in effect is
 .135 percent of transaction processing and the full earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. If the new pricing had been in effect for the twelve months ended December 31, 2000, revenue would have been $876,000 less than the actual amount recorded. The change in transaction processing fees coupled with the loss of one-half of the deposit relationship earnings will have a material adverse effect on the Company's financial condition and results of operations.

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

         POTENTIAL VOLATILITY OF DEPOSITS

         At December 31, 2000, approximately 23.7% of the dollar value of the Bank's total deposits was represented by time certificates of deposit in excess of $100,000. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely impact the Bank's liquidity, profitability, business prospects, results of operations and cash flows.

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

COMPETITION

         In California generally, and in the Company's primary market area specifically, major banks and brokerage firms dominate the financial services industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services which traditionally were offered only by banks. In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank's customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the Bank's borrowers may face financial difficulties and be more receptive to offers from the Bank's competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See "-Competition."

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

         ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION

         The Company's operations are located and concentrated primarily in Northern California, particularly the counties of Butte, El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2000, approximately 69% of the Bank's loan portfolio consisted of real estate related loans, all of which were related to collateral located in Northern California. The performance of these loans may be adversely affected by changes in California's economic and business conditions. A deterioration in economic conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.

         Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank.

         The recent California energy crisis has resulted in higher energy costs to consumers, who have also seen disruptions in service and face uncertainty about the future availability and cost of power. Various legislative, regulatory and legal remedies to the California crisis are being pursued, but their outcome is uncertain and far reaching and the solution is not likely to be immediate. Continued deterioration of the California energy resources in California could have a material adverse effect on the Company's customers, resulting in material adverse effects on the Company's business, financial condition and results of operations.

         RELIANCE ON KEY EMPLOYEES AND OTHERS

         As of December 31, 2000, the Company and its subsidiaries employed in the aggregate 87 employees. The Company considers employee relations to be excellent. None of the employees of the Company or its subsidiaries are represented by a collective bargaining group. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain any life insurance with respect to any of its officers or directors, except with regard to a nonqualified deferred compensation plan.

         ADEQUACY OF ALLOWANCE FOR LOAN AND OTHER REAL ESTATE LOSSES

         The Bank's allowance for estimated losses on loans was approximately $2.9 million, or 1.5% of total loans, and 26.9% of total nonperforming loans at December 31, 2000. Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions occur and the performance of the Bank's loan portfolio deteriorates.

          In addition, future additions to the Bank's allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets. The Bank was most recently examined by the FDIC and the DFI in this regard during the first quarter of 2000. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL)."

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

         SHARES ELIGIBLE FOR FUTURE SALE

         As of March 1, 2001, the Company had 2,884,181 shares of Common Stock outstanding, of which approximately 1,906,665 shares are eligible for sale in the public market without restriction. Approximately 977,516 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 13.8% of the outstanding shares of Common Stock at exercise prices ranging from $8.25 to $17.27 have been issued to directors and certain employees of the Company under the Company's 1998 Stock Option Plan, and options to acquire up to an additional five percent of the outstanding shares at an exercise price of not less than 85% of the market value of the Company's Common Stock on the date of grant are reserved for issuance under the plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's Common Stock.

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

         DILUTION

         The Company has issued options to purchase shares of the Company's Common Stock at prices below the fair market value of the Company's Common Stock on the date of grant. As of December 31, 2000, the Company had outstanding options to purchase an aggregate of 398,915 shares of Common Stock at exercise prices ranging from $8.25 to $17.27 per share, or a weighted average exercise price per share of $8.91. To the extent such options are exercised, shareholders of the Company will experience dilution. The Company established a Treasury Repurchase program to mitigate the effects of dilution. The program establishes a systematic approach to repurchasing shares over a seven year ramp. See "Market for the Company's Common Equity and Related Shareholder Matters."

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

         The Company's Roseville Banking Center office is located on the first floor of a three-story building with approximately 4,656 square feet of space located at 1548 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring in November 30, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Trades in the Company's common stock are made through Hoefer & Arnett located at 353 Sacramento Street, 10th Floor, San Francisco, California 94111, Van Kasper & Company located at 600 California street, Suite 1700, San Francisco, California 94108 and Morgan Stanley Dean Witter located at 310 Hemsted Drive, Suite 100 Redding, California 96002. The Company's common stock is traded on the OTC Bulletin Board under the symbol, "RDDB".

         The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information provided by Hoefer & Arnett. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions. All share and per share amounts have been adjusted to give retroactive effect to the 10% stock dividend paid on October 22, 2000.

                                                        Sales Price Per Share
                                               ----------------------------------------
                Quarter Ended:                 High             Low              Volume
                --------------                 ----             ---              ------
                March 31, 2000(2)              $17.45           $14.87           54,890
                June 30, 2000                  $13.85           $13.23            6,930
                September 30, 2000             $14.36           $13.23           40,480
                December 30, 2000              $15.70           $13.00           30,451

                March 31, 1999                 $16.53           $15.70           36,410
                June 30, 1999                  $17.77           $16.01           51,315
                September 30, 1999             $19.84           $18.59           10,472
                December 31, 1999              $19.01           $18.18           10,780

--------
(2) All share and per share amounts have been adjusted to give retroactive effect to the 10% stock dividend paid on October 22, 2000.

         On October 22, 2000, the Company paid a $.59 per share cash dividend and a 10% stock dividend to shareholders of record on October 1, 2000. On October 22, 1999, the Company paid a $.55 per share cash dividend to shareholders of record as of October 1, 1999. For restrictions on the Company's ability to pay dividends, see "Business-Supervision and Regulation-Supervision and Regulation of Bank Holding Companies" and "Business-Supervision and Regulation-Restrictions on Dividends and Other Distributions."

         As of March 1, 2001, there were approximately 295 shareholders of record of the Company's Common Stock and the market price on that date was $15.50 per share.

The Company's ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board ("FRB") generally prohibits a financial services holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company's financial position. The FRB's policy is that a financial services holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

                In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of Financial Institutions in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

         Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below for the five years ended December 31, 2000, have been derived from the Company's audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and notes thereto, included elsewhere in this report.

                                                           As of and for the years ended December 31,
                                                    -------------------------------------------------------
In Thousands (Except Per Share Data)                2000        1999         1998         1997         1996
                                                    ----        ----         ----         ----         ----
Statements of Income
Total Interest Income                             $20,177     $17,270      $16,322      $15,764      $15,565
Net Interest Income                               $11,455     $10,835      $10,436       $9,430       $8,767
Provision for Loan Losses                           $ 142       $ 120        $ 500       $1,024       $2,160
Total Non-interest Income                          $2,807      $2,790       $2,539       $2,364       $2,079
Total Revenues                                    $22,984     $20,060      $18,861      $18,128      $17,644
Net Income                                         $4,812      $4,370       $4,054       $3,658       $2,615

Balance Sheets
Total Assets                                     $255,107    $232,008     $216,085     $204,820     $192,389
Total Loans                                      $194,295    $172,817     $148,202     $113,410     $111,353
Allowance for Loan & Lease Losses                 $ 2,974     $ 2,972      $ 3,235      $ 2,819      $ 2,294
Total Deposits                                   $218,036    $198,323     $188,621     $180,673     $171,368
Shareholders(3) Equity                            $28,754     $26,059      $24,654      $21,824      $19,180

Performance Ratios
Return on Average Assets                             1.98%       1.91%        1.98%        1.83%        1.35%
Return on Average Equity                            17.95%      17.60%       18.04%       18.27%       14.41%
Dividend Payout                                     35.31%      21.75%       33.18%       24.62%       25.83%
Average Equity to Average Assets                    11.02%      10.86%       10.97%       10.03%        9.35%
Tier 1 Risk-Based Capital-Bank                      12.86%      13.59%       14.33%       14.91%       13.70%
Total Risk-Based Capital-Bank                       14.11%      14.85%       15.58%       16.16%       14.90%
Net Interest Margin                                  5.16%       5.15%        5.57%        5.20%        4.96%
Earning Assets to Total Assets                      91.34%      92.10%       91.48%       90.90%       91.10%
Nonperforming Assets to Total Assets                  .31%        .28%         .53%         .52%        3.46%
Annualized Net Charge-offs to Total Loans             .08%        .24%         .06%         .44%        1.64%
ALLL to Total Loans                                  1.53%       1.72%        2.18%        2.49%        2.06%
Nonperforming Loans to ALLL                         26.94%      20.19%       33.69%       25.40%      190.98%

Share Data(3)
Common Shares Outstanding                           2,884       2,907        2,959        2,952        2,970
(in thousands)
Book Value Per Common Share                         $9.97       $9.88        $9.42        $8.33        $7.23
Basic Earnings Per Common Share                     $1.67       $1.49        $1.37        $1.23        $0.88
Diluted Earnings Per Common Share                   $1.59       $1.38        $1.30        $1.23        $0.88
Cash Dividends Per Common Share                     $0.59       $0.55        $0.45        $0.33        $0.25

--------
(3) All share and per share amounts have been adjusted to give retroactive effect to the 10% stock dividend paid on October 22, 2000.

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

THE COMPANY

         Redding Bancorp ("the Company") is a financial services holding company ("FHC") with its principal offices in Redding, California. A financial services holding company may engage in commercial banking, insurance and securities business and offer other financial products to customers. The Company currently engages in a general commercial banking business in Redding and Roseville and the counties of El Dorado, Placer, Shasta, and Sacramento, California.

          The Company considers Northern California to be the Company's major market area. The Company conducts its business through the Redding Bank of Commerce ("The Bank"), its principal subsidiary and Roseville Banking Center, a division of the Bank. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, telephone and Internet banking.

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

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         The Company reported net income of $4.8 million for the year ended December 31, 2000, representing an increase of $442,000, or 10%, over net income of $4.4 million for the year ended December 31, 1999. Factors contributing to the increase in net income include an increase in net interest income resulting from increased loan volume, partially offset by the higher costs of funding. The provision for loan loss was increased by $22,000 over the prior year reflecting the Company's increased loan portfolio, ongoing efforts to increase the effectiveness of its collection efforts, as well as, a reduction in classified assets.

         Return on average assets (ROA) was 1.98% and return on average common equity (ROE) was 17.95% in 2000 compared with 1.91% and 17.60% respectively in 1999. Diluted earnings per share for 2000 and 1999 were $1.59 and $1.38, respectively, an increase of 15% in 2000 over 1999. The Company's average total assets increased to $243.3 million in 2000 or 6.5% from $228.5 million in 1999. As a result of the expansion of the Company's Roseville Banking Center in Roseville, California and continued loan demand in the Redding market area, net loans, at December 31, 2000 increased to $191.3 million over $169.8 million in 1999, an increase of $21.5 million or 12.7%.

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

         Return on average assets (ROA) was 1.91% and return on average common equity (ROE) was 17.60% in 1999 compared with 1.98% and 18.04% respectively in 1998. Diluted earnings per share for 1999 and 1998 were $1.38 and $1.30, respectively, an increase of 6% from 1998 to 1999.

         The Company's average total assets increased to $228.5 million in 1999 or 11.6% from $204.8 million in 1998. As a result of the expansion of the Company's loan production office in Roseville, California and continued loan demand in the Company's major market area, net loans at December 31, 1999 increased to $169.8 million over $144.9 million in 1998, an increase of $24.8 million or 17.1%.

NET INTEREST INCOME

                  The primary source of income for the Bank is derived from net interest income. Net interest income represents the excess of interest and fees earned on assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

                  Net interest income increased to $11.5 million in 2000 versus $10.8 million in 1999 and $10.4 million in 1998, representing a 6.5% increase in 2000 over 1999, and a 3.8% increase in 1999 over 1998. The average balance of total earning assets increased to $222.2 million or 5.5% over 1999. Average loan balances outstanding increased $18.6 million or 11.6% in 2000, while average balances of investments and federal funds sold decreased $7.0 million or 13.7% in 2000. The average yields on loans increased by 73 basis points while investment income increased by 147 basis points. The increases are attributed to pricing opportunities on loans and improvement in the economic rate environment for securities and federal funds sold. The resulting yield on interest earning assets increased to 9.08% for 2000 compared with 8.20% for 1999.

                  Total interest expense increased to $8.7 million in 2000, from $6.4 million in 1999 and $5.9 million in 1998, representing a 36% increase for 2000 over 1999, and a 9.3% increase in 1999 over 1998. Average balances of interest-bearing liabilities increased to $176.9 million over $157.3 million for the year ended December 31, 2000, or 12.5%. The rise in interest yields on deposits and borrowings is indicative of the higher cost to attract funding to support asset growth. Included in the deposit yields are $4.7 million in brokered deposits at an average yield of 7.05% maturing in March 2002. These deposits were purchased with the specific intent to raise liquidity to support the growth in the Roseville Banking Center. The overall average yield on interest bearing deposits and borrowings increased 84 basis points to 4.93% from 4.09% for the same period a year ago.

                  The Company's net interest margin was 5.16% in 2000 and 5.15% in 1999. The combined effect of the increase in volume of earning assets and increase in yield on funding costs, resulted in an increase of $620,000 (5.7%) in net interest income for the year ended December 31, 2000 over 1999. The decrease in the Company's net interest margin from 1998 to 1999 of $399,000 is attributed to an increasingly competitive pricing market for loan production and stable funding cost to support the asset growth.

         The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                            YEARS ENDED DECEMBER 31,

(Dollars in thousands)                      2000                       1999                               1998
--------------------------------------------------------------------------------------------------------------------------------
                               Average                 Yield/    Average               Yield/     Average                 Yield/
                               Balance   Interest       Rate     Balance   Interest     Rate      Balance   Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Portfolio Loans               $178,486    $17,622      9.87%    $159,855    $14,605     9.14%    $ 130,454   $13,030      9.99%
Tax Exempt Securities            3,129        138      4.41%       5,601        240     4.28%        9,116       407      4.45%
US Government Securities        23,052      1,305      5.66%      30,273      1,714     5.66%       35,833     2,267      6.33%
Federal Funds Sold              16,861      1,050      6.23%      11,868        551     4.64%        9,511       454      4.77%
Other Securities                   639         62      9.70%       2,889        160     5.54%        2,486       165      6.60%
                              --------    -------      -----    --------    -------     -----    ---------   -------
Average Earning Assets        $222,167    $20,177      9.08%    $210,486    $17,270     8.20%     $187,400  $ 16,322      8.71%
                              --------    -------                           -------                         --------

Cash & Due From Banks           10,783                            10,824                             9,860
Bank Premises                    5,397                             5,591                             5,688
Other Assets                     4,992                             1,648                             1,897
                              --------                          --------                           -------
Average Total Assets          $243,339                          $228,549                          $204,845
                              ========                          ========                          ========

INTEREST BEARING LIABILITIES
Interest Bearing Demand       $ 43,569    $ 1,122      2.58%    $ 41,442       $717     1.73%      $42,185     $ 791      1.88%
Savings Deposits                13,426        428      3.19%      12,874        352     2.73%       12,717       349      2.74%
Certificates of Deposit        115,640      6,881      5.95%     101,289      5,240     5.17%       87,805     4,746      5.41%
Other Borrowings                 4,237        291      6.87%       1,710        126     7.37%            0         0          0
                              --------    -------      -----    --------    -------     -----    ---------   -------      -----
                               176,872      8,722      4.93%     157,315      6,435     4.09%      142,707     5,886      4.12%
                                          -------                           -------                          -------
Non-interest Bearing Demand     36,579                            43,548                            37,315
Other Liabilities                                                  2,857                             2,353
Shareholder Equity              26,804                            24,829                            22,470
                              --------                          --------                         ---------
Average Liabilities and
Shareholders Equity           $243,339                          $228,549                          $204,845
                              ========                          ========                          ========
Net Interest Income and Net
Interest Margin                           $11,455      5.16%                $10,835     5.15%                $ 10,436     5.57%
                                          =======                           =======                          ========
--------------------------------------------------------------------------------------------------------------------------

         Interest income on loans includes fee income of $369,000, $492,000 and $562,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

         The Company's average total assets increased to $243.3 million in 2000 to $228.5 in 1999 and $204.8 in 1998, representing a 6.5% increase 2000 over 1999, and 11.6% increase in 1999 over 1998. Portfolio loans increased to $178.5 million in 2000 and $160.0 million in 1999, representing an increase of 11.7% and 22.5%, respectively.

         The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not solely attributable to rate or volume have been allocated to volume. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                            YEARS ENDED DECEMBER 31,

(Dollars in thousands)                       2000 OVER 1999                           1999 OVER 1998
----------------------------------------------------------------------------------------------------------------------
                                           Volume          Rate        Total        Volume         Rate         Total
----------------------------------------------------------------------------------------------------------------------
Increase (Decrease)
In Interest Income:
Portfolio Loans                            $1,839        $1,178      $ 3,017        $2,686     $(1,111)       $ 1,575
Tax-exempt securities                       (109)             7        (102)          (151)        (15)          (166)
US Government securities                    (409)           (0)        (409)          (312)       (242)          (554)
Federal Funds sold                            311           188          499           110         (13)            97
Other investment securities                 (218)           120         (98)            22         (26)           (4)
                                           ------        ------      -------        ------     --------       -------
Total Increase (Decrease)                  $1,414        $1,493      $ 2,907        $2,355     $(1,407)       $   948
                                           ------        ------      -------        ------     --------       -------
Increase (Decrease)
In Interest Expense:
Interest-bearing Demand                        55           350          405           (13)        (61)           (74)
Savings Deposits                               18            58           76             4          (1)             3
Certificates of Deposit                       854           787        1,641           698        (204)           494
Other Borrowings                              174           (9)          165           126            0           126
                                           ------        ------      -------        ------     --------       -------
Total Increase (Decrease)                  $1,101        $1,186       $2,287          $815      $ (266)          $549
                                           ------        ------      -------        ------     --------       -------
Net Increase (Decrease)                      $313        $  307      $   620        $1,540     $(1,141)       $   399
                                           ======        ======      =======        ======     ========       =======
----------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME

         The Company's non-interest income consists primarily of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. Non-interest income also includes ATM fees earned at various locations. For the year ended December 31, 2000, non-interest income represented 12.2% of the Company's revenues versus 13.9% in 1999, and 13.4% in 1998. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services through an analysis of compensating balances and the emphasis on certificates of deposit as a significant funding source.

         Total noninterest income in 2000 was $2.8 million, unchanged from $2.8 million in 1999, and $2.5 million in 1998, representing an increase of 12% in 1999 over 1998. The flat non-interest income results between 2000 and 1999 reflect a decline in merchant bankcard activities and a contractual cap on opportunity for growing the ISO portfolio credit card service income with our current ISO relationship.

         The following table sets forth a summary of non-interest income for the periods indicated.

                                                                       YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                           2000              1999             1998
---------------------------------------------------------------------------------------------------------
Non-interest Income:
Service Charges on deposit accounts                            $  214            $  251           $  215
Other Income                                                      778               715              503
Net realized (Loss) Gain on Sale of
           Securities available-for-sale                          (59)              (58)              93
Credit Card service income, net                                 1,875             1,882            1,728
                                                               ------            ------           ------
Total Non-interest Income                                      $2,808            $2,790           $2,539
                                                               ======            ======           ======
---------------------------------------------------------------------------------------------------------

MERCHANT SERVICES PROCESSING INCOME

         Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for an Independent Sales Organization (ISO), a nonbank merchant credit card processor. The Bank processes credit or debit card transactions into the Visa(R) or MasterCard(R) system For presentment to the card issuer.

         As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. As of December 31, 2000 and 1999, the ISO portfolio consisted of approximately 36,000 and 46,000 merchants, respectively.

         The Merchant Services Agreement was renewed in 1997 for a period of four years, which expires on April 1, 2001. The ISO and the Company have recently reached an agreement on the renewal of the contract. Effective April 1, 2001, pricing of the contract is .002% of transaction processing and one-half of the earnings on the deposit relationship. The current contract in effect is 0.135% of transaction processing and the full earnings on the deposit relationship. The contract renewal represents a significant decline in merchant credit card processing income. If the new pricing had been in effect for the twelve months ended December 31, 2000, credit card service income, net would have been $876,000 less than the actual amount recorded. The Company plans to offset the decline in revenues by increasing the volumes in the local portfolio, including a merchant credit card sales team in the Roseville market, expanding other fee generating services and promoting aggressive growth in our core business segments.

         The Merchant Services Agreement provides for indemnification of the Bank by the ISO against losses incurred by the Bank in connection with either the processing of credit/debit card transactions for covered merchants or any alleged violations by the ISO of the Card Association Rules. The ISO maintains a merchant specific reserve of approximately $6.1 million. These reserves are held in accounts with the Bank with activity authorized only by certain Bank personnel. The Bank has been granted a security interest in the reserve accounts to secure the ISO's obligations under the agreement.

         Merchant bankcard processing services are highly regulated by credit card associations such as Visa(R). In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association's rules and regulations, which may change from time to time. During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect the Bank's Merchant Services business segment. These changes include a requirement that an acquiring processor's reported fraud ratios be no greater than three times the national average.

         Redding Bank of Commerce's overall fraud ratio was met and was in compliance with the Visa requirement. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) is less than 20% of total processing volume. At December 31, 2000 the Bank's total Visa transactions within these certain high-risk categories were 15% of Visa total processing volume. Although these merchants are categorized high-risk, precautions have been taken to mitigate these risks, including requiring higher deposit reserves, daily monitoring and aggressive fraud control, indemnification of the ISO, and to date the Company has not seen significant losses in these categories.

         Additionally, Visa announced a requirement that the weekly average Visa volumes be less than 60% of an institutions tangible equity capital, and a requirement that the aggregate charge-backs for the previous six months be less than 5% of the institutions tangible equity capital. Previous guidelines allowed the weekly average Visa volumes to be 400% equity capital. At December 31, 2000 the bank's average weekly Visa volume was 76% of tangible equity capital, slightly above the new guidelines, and aggregate charge-backs for the previous six months were 10% of tangible equity capital. A written plan has been submitted and reviewed by Visa to allow for attrition and reduction in high charge-back merchants to bring the processing volumes into line with the new guidelines by April 2001. In the event the bank exceeds average weekly volumes after April 2001, a pledge of collateral will be required by Visa to cover the difference.

         Merchant Services processing income, net of processing costs was $1.9 million in 2000 and $1.8 in 1999 and $1.7 in 1998 representing an increase of 5.6% for 2000 over 1999, and an increase of 5.9% in 1999 over 1998.

NON-INTEREST EXPENSE

         Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Non-interest expense for 2000 was flat at $6.4 million compared to $6.4 million for 1999 and $6.0 million in 1998, representing an increase of $459,000, or 7.7% for 1999 over 1998. Increases in 1999 were representative of additions to staff to expand the Roseville operations and attributed to the professional support provided in filing the Company's SEC registration statement.

 The following table sets forth a summary of non-interest expense for the periods indicated.

                                                                   YEARS ENDED DECEMBER 31,
(Dollars in thousands)
------------------------------------------------------------------------------------------------------
Non-interest Expense:                                 2000                  1999                 1998
------------------------------------------------------------------------------------------------------
Salaries & Related Benefits                         $3,753                $3,805               $3,422
Net Occupancy & Equipment                              985                   924                  838
FDIC Insurance Premium                                  41                    16                   26
Data Processing &
Professional Services                                  465                   504                  360
Stationery & Supplies                                  215                   176                  173
Postage                                                 83                    80                   78
Directors' Expenses                                    189                   198                  203
Other Expense                                          727                   731                  875
                                                    ------                ------               ------
Total Non-Interest Expense                          $6,458                $6,434               $5,975
                                                    ======                ======               ======
------------------------------------------------------------------------------------------------------

INCOME TAXES

         The Company's provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's net income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities. Increases and decreases in the provision for taxes reflect changes in the Company's income before tax.

         The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                                                   YEARS ENDED DECEMBER 31,
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                  2000                      1999                       1998
------------------------------------------------------------------------------------------------------------
Income Tax Provision                            $2,851                    $2,701                     $2,446
Effective Tax Rate                                37.2%                     38.2%                      37.6%
------------------------------------------------------------------------------------------------------------

ASSET QUALITY

         The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento counties, California, and the locations of the Bank's three full service offices. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in Northern California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

         The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

                                                                                AS OF DECEMBER 31,
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                        2000            1999            1998            1997           1996
----------------------------------------------------------------------------------------------------------------------------
Commercial & Financial                              $ 61,069        $ 53,383        $ 46,890        $ 41,432        $37,592
Real Estate-Construction                              37,531          37,859          29,470          16,393         32,474
Real Estate-Commercial                                94,111          78,842          69,742          54,533         40,067
Installment                                              430             294             298              72            241
Other Loans                                            1,396           2,811           2,225           1,274          1,284
Less:
Deferred Loan Fees and Costs                           (241)           (372)           (423)           (294)          (305)
Allowance for Loan and Lease losses                  (2,974)         (2,972)         (3,235)         (2,819)        (2,294)
                                                     -------         -------         -------         -------        -------
Total Net Loans                                     $191,322        $169,845        $144,967        $110,591       $109,059
                                                    ========        ========        ========        ========       ========
----------------------------------------------------------------------------------------------------------------------------

         Net portfolio loans increased $21.5 million or 12.6%, to $191.3 million at December 31, 2000 over $169.8 million at December 31, 1999. During 2000 commercial and financial loans increased $7.7 million or 14.4% and real estate projects increased $14.9 million or 12.8%. The portfolio mix remains consistent with the mix of 1999, with commercial and financial loans of approximately 31%, real estate construction of 19% and commercial real estate at 50%.

         The Company's practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing, or have been restructured.

         The following table sets forth a summary of the Company's nonperforming loans and other assets as of the dates indicated:

 (Dollars in Thousands)                                                     AS OF DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                      2000          1999           1998          1997          1996
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                      $801         $ 394          $ 942          $500        $1,734
90 days past and still accruing interest                 0             0             46           173           540
Restructured loans in compliance with
modified terms                                           0             0              0             0         2,450
Other Real Estate Owned                                  0            40             66           352         2,268
--------------------------------------------------------------------------------------------------------------------

         The Company's nonaccrual loans increased from $394,000 to $801,000 during 2000 and is comprised of two borrowing facilities. Other real estate owned ("OREO") was disposed of during 2000.

         The Company assigns all loans a credit risk rating and monitors ratings for accuracy. The aggregate credit risk ratings are used to determine the allowance for loan losses. Primary account officers and credit administration assign the initial credit risk rating, and provide ongoing monitoring for changes in the risk rating.

The Company employs a Credit Review Officer that reports directly to the Audit Committee of the Board of Directors. The Credit Review Officer has the authority to independently initiate a change in individual credit risk ratings as deemed appropriate. This enables management to effect corrective actions when necessary and provided for independent evaluation of the risk of an individual credit.

         The following table sets forth the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 2000, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

--------------------------------------------------------------------------------------------------------------------
                                                        After One
(Dollars in thousands)         Within One Year      through Five Years      After Five Years                Total
--------------------------------------------------------------------------------------------------------------------
Commercial Loans                        $ 42,654              $ 20,920                 $ 614             $ 64,188
Real Estate Construction
Loans                                   $ 27,114                $6,361               $ 937               $ 34,412
                                        --------                ------               -------             --------
Total                                   $ 69,768              $ 27,281               $ 1,551             $ 98,600
                                        ========              ========               =======             ========
Loans due after one year with:
Fixed Rates                                                     $7,689                 $ 372              $ 8,061
Variable Rates                                                 $19,592                $1,179             $ 20,771
                                                               -------                ------             --------
Total                                                          $27,281                $1,551             $ 28,832
                                                               =======                ======             ========
--------------------------------------------------------------------------------------------------------------------

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

         The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company's consolidated statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALLL and the level of the related provision for possible loan losses is determined on a judgmental basis by management based on consideration of (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks, and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

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

         The primary sources of repayment of the Bank's commercial loans are operating cash flow and the borrowers' conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Bank's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and periodic reviews by a consultant of the Bank's credit administration policies.

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

         The Bank's specific underwriting standards and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Bank's underwriting criteria are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The Bank's credit administration policies contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more of the owners of the borrowing entity.

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

         Watch list and high-grade loans decreased 3.5% from 1999 to 2000, primarily due to economic conditions for borrowers and strong account management by the lenders.

         The provision for loan losses increased to $142,000 for 2000 versus $120,000 in 1999. The increase in the amount of the provision is a result of the portfolio growth and not representative of a decrease in the quality of the portfolio. Net charge-offs were $140,000 or .08% of average loans during 2000. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

         The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)                                             YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                                 2000          1999          1998          1997          1996
--------------------------------------------------------------------------------------------------------------
Beginning Balance:                             $2,972        $3,235        $2,819        $2,294        $2,053
Provision for loan losses                         142           120           500         1,024         2,160
Charge-offs:
     Commercial                                 (200)         (355)         (139)         (393)       (1,074)
     Real Estate                                  (3)         (103)          (54)         (209)       (  916)
     Other                                        (1)           (2)          (16)         (  3)       (  -  )
                                              -------       -------       -------       -------       -------
Total Charge-offs                             (  204)       (  460)       (  209)       (  605)       (1,990)
                                              -------       -------       -------       -------       -------
Recoveries:
     Commercial                                    62            37           114            60            37
     Real Estate                                    2            40            11            46            34
                                              -------       -------       -------       -------       -------
Total Recoveries                                   64            77           125           106            71
                                              -------       -------       -------       -------       -------
Ending Balance                                 $2,974        $2,972        $3,235        $2,819        $2,294
                                              =======       =======       =======       =======       =======
ALLL to total loans                             1.53%         1.72%         2.18%         2.49%         2.06%
Net Charge-offs to average loans
                                                 .08%          .24%          .06%          .44%         1.64%
--------------------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

         The Company classifies its securities as "held-to-maturity" or "available-for-sale" at the time of investment purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold "held-to-maturity" investments to maturity. The Company does not engage in trading activities.

         Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income, in a separate component of stockholder's equity. Gain or loss on sale of securities is based on the specific identification method.

         Securities held-to-maturity at December 31, 2000 consisted of mortgage-backed securities totaling $5.0 million with a remaining contractual maturity of five through ten years and a weighted-average yield of 6.79%.

         The following table summarizes the contractual maturities of the Company's securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2000. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                                                            After One through     After Five through
                                          Within One              Five                    Ten
                                             Year                 Years                  Years              Total
 (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                        Amount      Yield    Amount      Yield     Amount     Yield     Amount     Yield
-------------------------------------------------------------------------------------------------------------------------
U.S. Government & Agencies             $ 7,008      5.01%   $ 8,444      6.52%    $           6.66%   $17,413      5.77%
Obligations of State and
Political Subdivisions                   1,009      4.20%     1,308      4.83%                0.00%                4.41%
Corporate Bonds                              0      0.00%     1,129      7.06%         0      0.00%     1,129      7.06%
                                             -                -----                    -                -----
Total                                  $ 8,017      4.61%   $10,881      6.14%   $ 1,961      6.66%   $20,859      5.75%
                                       =======      =====   =======      =====   =======      =====   =======      =====
-------------------------------------------------------------------------------------------------------------------------

         The following table summarizes the amortized cost of the Company's available-for-sale securities held on the dates indicated.

(Dollars in thousands)                                                       YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                          2000                      1999                       1998
--------------------------------------------------------------------------------------------------------------------
U.S. Government & Agencies                             $17,413                   $21,095                   $ 14,509
Obligations of State and Political
Subdivisions                                             2,317                     4,672                      5,855
Corporate and Other Bonds                                1,129                         0                      3,964
                                                       -------                   -------                   --------
Total                                                  $20,859                   $25,767                   $ 24,328
                                                       =======                   =======                   ========
--------------------------------------------------------------------------------------------------------------------

DEPOSIT STRUCTURE

         The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts.

         The following table sets forth the distribution of the Company's average daily deposits for the periods indicated.

(Dollars in thousands)                                          YEARS ENDED DECEMBER 31,
                                            2000                       1999                      1998
--------------------------------------------------------------------------------------------------------------------
                                        Amount         Rate        Amount         Rate        Amount         Rate
--------------------------------------------------------------------------------------------------------------------
NOW Accounts                           $28,894        1.95%       $28,315        1.60%       $26,423        1.87%
Savings Accounts                       $13,426        3.19%       $12,874        2.73%       $12,717        2.74%
Money Market Accounts                  $14,675        3.80%       $13,127        2.00%       $15,762        1.94%
Certificates of Deposit               $115,640        5.95%      $101,289        5.17%       $87,805        5.41%
--------------------------------------------------------------------------------------------------------------------

         The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2000:

                                            DEPOSIT MATURITY SCHEDULE
(Dollars in thousands)
-----------------------------------------------------------------------------------------
                                                                                    2000
-----------------------------------------------------------------------------------------
Three Months or less                                                            $ 22,296
Over three through six months                                                   $ 14,141
Over six through twelve months                                                  $ 13,072
Over twelve months                                                              $  2,113
                                                                                --------
Total                                                                           $ 51,622
-----------------------------------------------------------------------------------------

LIQUIDITY

         The purpose of liquidity management is to ensure efficient and economical funding of the Bank's assets consistent with the needs of the Bank's depositors and, to a lesser extent, shareholders. This process is managed through an understanding of depositor and borrower needs. As loan demand increases, the Bank can use asset liquidity from maturing investments along with deposit growth to fund the new loans.

         With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, available-for-sale securities, and principal and interest payments on loans. With respect to liabilities, core deposits, stockholders' equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

         Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Bank's liquid assets (cash and due from banks, federal funds sold, and available-for-sale securities) totaled $46.6 million or 18.2% of total assets at December 31, 2000, $44.5 million or 19.1% of total assets at December 31, 1999 and, $51.3 million or 23.8% of total assets at December 31, 1998. The Company expects that its primary source of liquidity will be supported by earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements.

CAPITAL ADEQUACY

         Capital adequacy is a measure of the amount of capital needed to sustain asset growth and enhances the Company's ability to absorb losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive. Historically, capital has been generated principally from the retention of earnings, net of cash dividends.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                      December 31, 2000       December 31, 1999            For Bank to be
                                                      -----------------       -----------------            well capitalized
                                                                                                           ----------------
                                                        Bank       Company          Bank       Company
Total Risk-Based Capital                              14.11%        15.01%        14.85%        15.58%        > 10.00%

Tier 1 Capital to Risk-Based Assets                   12.86%        13.75%        13.59%        14.33%        >  6.00%

Tier 1 Capital to Average Assets                      11.02%        11.52%        10.44%        11.31%        >  5.00%
(Leverage ratio)

         The Company paid a cash dividend of $0.65 cents per share ($0.59 per share after adjusting for the 10% stock dividend) and a ten percent stock dividend on the Company's Common Stock paid to shareholders of record as of October 1, 2000. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

         During 1998, the Board of Directors of Redding Bancorp approved a repurchase program for Redding Bancorp stock. The purpose of the Treasury Stock Repurchase program is to provide greater liquidity for investor's and to mitigate the dilutive effects of the Redding Bancorp 1998 Stock Option Plan. The program establishes a systematic buyback approach with a goal of providing sufficient shares to fund the stock option plan over a seven-year period.

         The program authorized the buyback of up to 452,100 shares of Treasury stock over the next seven years. For the years ended December 31, 2000 and 1999, the Company has repurchased 66,067 and 63,669 shares, respectively. These shares have been retired.

IMPACT OF INFLATION

         Inflation affects the Company's financial position as well as its operating results. It is management's opinion that the effects of inflation on the financial statements have not been material.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Company does not operating a trading account, does not hold any financial derivatives and does not hold a position with exposure to foreign currency exchange. The Company faces market risk through interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the fair market value of interest earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Because the Company's interest-bearing liabilities and interest-earning assets are with the Bank, the Company's interest rate risk exposure is in connection with the Bank's operations.

         As a result, all significant interest rate risk management procedures are performed at the Bank level. The Company uses financial modeling techniques to identify potential changes in income under a variety of interest rate scenarios. Financial institutions, by their nature, bear interest rate and liquidity risk as a necessary part of the business of managing financial assets and liabilities.

         The fundamental objective of the Company's management of its assets and liabilities is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company's management.

         The Company manages its exposure to interest rate risk through adherence to maturity, pricing and asset mix policies and procedures designed to mitigate the impact of changes in market interest rates. The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative insensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences, recognizing the timing differences of rate changes.

         The formal policies and practices adopted by the Bank to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 200 basis points.

         Because of the Bank's predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Bank is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company's net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company's net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Bank is asset sensitive, the Company is adversely effected by declining rates rather than rising rates.

         To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2000, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $413,000 and $826,000, respectively, with a similar and opposite result attributable to a 100 or 200 basis point increase in the federal fund rate.

         The following table sets forth, as of December 31, 2000, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)                                        AT DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------
                                           Within 3    3 Months to     One Year to     Five Years           Total
                                             Months       One Year      Five Years           Plus
------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
Securities held-to-maturity                    $  0           $  0           $   0         $5,007         $ 5,007
Securities available-for-sale                $3,088        $ 4,915        $ 11,016         $1,978         $20,997
Federal Funds Sold                          $13,010              -               -              -         $13,010
Loans, net                                 $107,053        $15,637         $28,403        $40,229        $191,322
                                           --------        -------        --------        -------        --------
Total Interest-earning Assets              $123,151        $20,552         $39,419        $47,214        $230,336
                                           ========        =======         =======        =======        ========
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Demand Deposits                            $ 47,394           $  -            $  -           $  -        $ 47,394
Savings Deposits                           $ 12,496           $  -            $  -           $  -        $ 12,496
Time Deposits                              $ 45,388        $57,326        $ 17,600         $  440        $120,754
Other Borrowings                            $ 5,267           $  -            $  -           $  -        $  5,267
                                            -------           ----            ----           ----        --------
Total Interest-bearing Liabilities

                                          $ 110,545        $57,326        $ 17,600         $  440       $ 185,911
                                          =========        =======        ========         ======       =========
GAP                                          12,606       (36,774)          21,819         46,774          44,425

Cumulative GAP                                            (24,168)         (2,349)         44,774
RSA/RSL                                        1.11            .36            2.24         107.30            1.24
Cumulative GAP to Total Assets                 0.05         (0.10)          (0.01)           0.19
------------------------------------------------------------------------------------------------------------------

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

         Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

         Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100 or 200 basis points. The model's primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the bank's mix and level of rate-sensitive assets and liabilities will have on the Company's net interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
Independent Auditors' Report.....................................................................................      40
Consolidated Balance Sheets as of December 31, 2000 and 1999.....................................................      41
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998...........................      42
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.............      43
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.......................      44
Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998..................      45

[DELOITTE & TOUCHE LOGO]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Redding Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Redding Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP



Sacramento, California
January 26, 2001

REDDING BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                               2000                 1999

Cash and due from banks                                                         $   12,602,510       $   11,605,368
Federal funds sold                                                                  13,010,000            7,560,000
Securities available-for-sale                                                       20,997,380           25,374,494
Securities held-to-maturity, at cost (estimated fair value of $4,972,409 in 2000
and $5,871,199 in 1999)                                                              5,006,831            5,918,595
Loans, net of the allowance for loan losses of $2,973,593 in 2000 and
$2,971,747 in 1999                                                                 191,321,906          169,845,642
Bank premises and equipment, net                                                     5,287,153            5,473,896
Other assets                                                                         6,881,002            6,230,100
                                                                                --------------       --------------

TOTAL ASSETS                                                                    $  255,106,782       $  232,008,095
                                                                                ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - noninterest bearing                                                 $   37,391,626       $   40,381,025
   Demand - interest bearing                                                        47,394,283           43,176,325
   Savings                                                                          12,496,167           11,577,452
   Certificates of deposits                                                        120,754,081          103,188,500
                                                                                   -----------          -----------
     Total Deposits                                                                218,036,157          198,323,302
198,323,303                                                                        188,620,698
   Other borrowings                                                                  5,267,472            4,800,000
    Other liabilities                                                                3,048,884            2,825,398
                                                                                --------------       --------------
Total liabilities                                                                  226,352,513          205,948,700
                                                                                --------------       --------------

Commitments and contingencies (note 15)

Stockholders' equity :
   Preferred stock, no par value; 2,000,000 authorized;
       no shares issued and outstanding in 2000 and 1999
    Common stock, no par value; 10,000,000 shares
     authorized; 2,884,181 shares issued and outstanding in 2000
     and 2,906,774 shares issued and outstanding in 1999                             9,370,979            4,808,938

   Retained earnings                                                                19,296,510           21,490,819
   Accumulated other comprehensive income (loss), net of tax                            86,780             (240,362)
                                                                                --------------       ---------------
     Total stockholders' equity                                                     28,754,269           26,059,395
                                                                                --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  255,106,782       $  232,008,095
                                                                                ==============       ==============

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------

                                                                   2000               1999                1998
                                                                   ----               ----                ----

Interest income:
   Interest and fees on loans                                    $17,622,229       $14,605,200        $13,030,535
   Interest on tax exempt securities                                 137,858           240,431            405,746
   Interest on U.S. government securities                          1,305,315         1,713,736          2,267,663
   Interest on federal funds sold                                  1,049,994           551,090            454,515
   Interest on other securities                                       61,498           159,890            163,585
                                                                ------------       -----------       ------------
     Total interest income                                        20,176,894        17,270,347         16,322,044
                                                                ------------       -----------       ------------

Interest expense:
    Interest on demand deposits                                    1,121,827           716,618            790,557
   Interest on savings deposits                                      427,807           352,362            349,353
   Interest on time deposits                                       6,880,739         5,239,604          4,745,951
    Other Borrowings                                                 291,248           126,200                  0
                                                                ------------       -----------       ------------
     Total interest expense                                        8,721,621         6,434,784          5,885,861
                                                                ------------       -----------       ------------

   Net interest income                                            11,455,273        10,835,563         10,436,183
Provision for loan losses                                            142,000           120,000            500,000
                                                                ------------       -----------       ------------
   Net interest income after provision for loan losses            11,313,273        10,715,563          9,936,183
                                                                ------------       -----------       ------------
Non-interest income:
   Service charges on deposit accounts                               213,683           250,944            215,114
   Other income                                                      777,652           714,904            503,070
   Net (loss) gain on sale of
             securities available-for-sale                           (59,313)          (58,357)            92,828
   Credit card service income, net                                 1,875,433         1,882,305          1,727,849
                                                                ------------       -----------       ------------
     Total non-interest income                                     2,807,455         2,789,796          2,538,861
                                                                ------------       -----------       ------------

Non-interest expense:
   Salaries and related benefits                                   3,752,610         3,804,621          3,421,719
   Net occupancy and equipment expense                               985,277           923,589            837,602
   FDIC insurance premium                                             40,695            16,358             26,517
   Data processing and professional services                         464,815           503,627            360,062
   Directors' expenses                                               189,465           197,816            202,822
   Other expenses                                                  1,024,806           988,102          1,125,952
                                                                ------------       -----------       ------------
     Total non-interest expense                                    6,457,668         6,434,113          5,974,674
                                                                ------------       -----------       ------------

Income before income taxes                                         7,663,060         7,071,246          6,500,370
Provision for income taxes                                         2,851,291         2,701,243          2,446,261
                                                                ------------       -----------       ------------

   Net Income                                                   $  4,811,769       $ 4,370,003       $  4,054,109
                                                                ============       ===========       ============

Basic earnings per share                                            $1.67              $1.49              $1.37
                                                                    =====              =====              =====
Diluted earnings per share                                          $1.59              $1.38              $1.30
                                                                    =====              =====              =====

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------

                                                                                          ACCUMULATED
                                                                                             OTHER
                                    COMPREHENSIVE   COMMON      STOCK        RETAINED    COMPREHENSIVE
                                       INCOME       SHARES      AMOUNT       EARNINGS INCOME, NET OF TAX   TOTAL
Balance at January 1, 1998                         2,952,482   $4,532,585   $17,138,072    $153,928     $21,824,585
Comprehensive income:
   Net income                          $4,054,109                             4,054,109                   4,054,109
   Other comprehensive income:
     Unrealized holding gains arising
       during period, net of tax           26,118
     Less:  reclassification adjustment
       for gains included in net
       income, net of tax                  57,925
                                       ----------
     Other comprehensive loss             (31,807)                                          (31,807)        (31,807)
                                       ----------
Comprehensive income:                  $4,022,302
                                       ==========
Cash dividends ($0.45 per share)                                             (1,345,146)                 (1,345,146)
Compensation expense associated with stock options                130,136                                   130,136
Stock options exercised                                 6,600      22,000                                    22,000
                                                   ----------   ---------    ----------   ---------      ----------
Balance at December 31, 1998                        2,959,082   4,684,721    19,847,035     122,121      24,653,877

Comprehensive income:
   Net income                          $4,370,003                             4,370,003                   4,370,003
   Other comprehensive income:
     Unrealized holding losses arising
       during period, net of tax         (398,197)
     Add:  reclassification adjustment
       for losses included in net
       income, net of tax                  35,714
                                       ----------
     Other comprehensive loss            (362,483)                                         (362,483)       (362,483)
                                       -----------

Comprehensive income                   $4,007,520
                                       ==========
Cash dividends ($0.55 per share)                                             (1,583,923)                 (1,583,923)
Compensation expense associated with stock options                 77,865                                    77,865
Stock options exercised                                11,330     147,150                                   147,150
Purchase and retirement of common stock               (63,669)   (100,798)   (1,142,296)                 (1,243,094)
                                                   ----------  ----------    ----------    ---------     ----------
Balance at December 31, 1999                        2,906,743   4,808,938    21,490,819     (240,362)    26,059,395

Comprehensive income:
   Net income                          $4,811,769                             4,811,769                   4,811,769
   Other comprehensive income:
     Unrealized holding gains arising
       during period, net of tax          291,062
     Add:  reclassification adjustment
       for losses included in net

       income, net of tax                  36,080
                                       ----------
     Other comprehensive income           327,142                                           327,142         327,142
                                       ----------

Comprehensive income                   $5,138,910
                                       ==========
Cash dividends ($0.59 per share)                                             (1,699,627)                (1,699,627)
Compensation expense associated with stock options                 67,200                                   67,200
Stock options exercised                                 43,505    358,775                                  358,775
Purchase and retirement of common stock                (66,067)  (105,430)   (1,201,686)                (1,307,116)
Tax benefit on exercise of stock options                          136,731                                  136,731
10 % Stock Dividend                                             4,104,765    (4,104,765)                         0
                                                    ---------- ----------  ------------     --------   -----------
Balance at December 31, 2000                         2,884,181 $9,370,979   $19,296,510     $ 86,780   $28,754,269
                                                    ========== ==========   ===========     ==-=====   ===========

All share and per share amounts have been adjusted to give retroactive effect to the 10% stock dividend paid on October 22, 2000. See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-----------------------------------------------------------------------------------------------------------------
                                                                     2000              1999                1998
Cash flows from operating activities:
   Net income                                                   $   4,811,769       $  4,370,003    $  4,054,109
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for loan losses                                          142,000            120,000         500,000
   Provision for depreciation                                         507,458            471,655         433,910
   Compensation expense associated with stock options                  67,200             77,865         130,136
   (Gain) loss on sale of securities available-for-sale                59,313             58,357         (92,828)
    Amortization of investment premiums and accretion
     of discounts, net                                                340,516            (28,812)       (381,726)
   Gain on sale of loans                                             (129,859)          (136,336)        (47,089)
   Proceeds from sale of loans                                      5,680,593          5,509,108       3,851,050
   Loans originated for sale                                       (5,810,452)        (5,639,444)     (3,898,139)
   Deferred income taxes, net                                         120,065            274,735        (283,013)
   Effect of changes in:
     Other assets                                                  (1,464,688)           343,733        (577,690)
     Deferred loan fees                                              (130,717)           (50,994)        128,875
     Other liabilities                                                373,407            395,169         428,919
                                                                -------------       ------------    ------------
Net cash provided by operating activities                           4,566,605          5,765,039       4,246,514
                                                                -------------       ------------    ------------

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities        7,951,547         19,658,319      32,953,547
   Proceeds from sale of available-for-sale securities              4,419,671         13,359,055      10,403,936
   Purchases of available-for-sale securities                      (6,611,227)       (33,217,242)    (10,653,638)
   Loan origination, net of principal repayments                  (21,227,829)       (24,681,067)    (34,910,401)
   Purchase of premises and equipment                                (332,515)          (398,833)       (424,424)
   Proceeds from sale of equipment                                     11,800             57,021         229,154
                                                                -------------       ------------    ------------
Net cash used by investing activities                             (15,788,553)       (25,222,747)     (2,401,826)
                                                                -------------       -------------     ------------
Cash flows from financing activities:

   Net increase (decrease) in demand deposits and savings accounts  2,147,274           (467,377)      1,830,406
   Net increase in certificates of deposit                         17,565,581         10,169,981       6,117,017
   Net increase in other borrowings                                   467,472          4,800,000               0
    Cash dividends                                                 (1,699,627)        (1,583,923)     (1,345,146)
   Common stock transactions, net                                    (811,610)        (1,095,944)         22,000
                                                                --------------      -------------   ------------
Net cash provided by financing activities                          17,669,090         11,822,737       6,624,277
                                                                -------------       ------------    ------------

Net increase (decrease) in cash and cash equivalents                6,447,142         (7,634,971)      8,468,965

Cash and cash equivalents at beginning of year                     19,165,368         26,800,339      18,331,374
                                                                -------------       ------------    ------------
Cash and cash equivalents at end of year                        $  25,612,510       $ 19,165,368    $ 26,800,339
                                                                =============       ============    ============
Supplemental disclosures:
   Cash paid during the period for:
     Income taxes                                               $   2,590,200       $  2,391,269    $  2,630,000
     Interest                                                       8,553,444          6,409,765       5,865,880

Non-cash investing and financing activities:

   Transfer from loans to other real estate owned               $           0       $     40,000    $     70,997
     Stock Dividend                                             $   4,104,765       $          0    $          0

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.       THE BUSINESS OF THE COMPANY

         Redding Bancorp ("Bancorp," and with its subsidiaries, the "Company"), is a financial services holding company ("FHC") with its principal offices in Redding, California. A financial service holding company may engage in commercial banking, insurance and securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial service holding company on April 22, 2000. The election to change to a financial service holding company has had no impact to date on the operations of the Company. As a financial service holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the "FRB"). Bancorp's wholly-owned subsidiaries are Redding Bank of Commerce (the "Bank") and Redding Service Corporation. The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Substantially all of the Company's activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates three full service branches in Redding and Roseville, California.

         The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Northern California to be the Bank's major market area. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing ("NOW") and savings accounts, money market deposit accounts; commercial, real estate, construction, personal, home improvement, automobile and other installment and term loans; and travelers checks, safe deposit boxes, collection services and electronic transfers. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, and payroll and accounting packages and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the Bank's customers are small to medium sized businesses and individuals with medium to high net worth. The Bank has also entered into an agreement to provide credit and debit card processing services for merchants, solicited by an independent sales organization ("ISO"), who accept credit and debit cards as payment for goods and services. The Bank acts as a clearing bank for the ISO and processes debit and credit card transactions into the VISA(R) or MasterCard(R) system for presentment to the card issuer.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. The more significant accounting and reporting policies and estimates applied in the preparation of the accompanying consolidated financial statements are discussed below.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank and Redding Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         STOCK DIVIDEND: On October 22, 2000, the Company paid a 10% stock dividend. All share and per share amounts have been adjusted to give retroactive effect to the stock dividend.

         RECLASSIFICATIONS: certain amounts in the 1999 and 1998 financial
         statements have been   reclassified to conform with the 2000
         presentation.

         CASH EQUIVALENTS - Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds sold are for a one-day period.

         SECURITIES - At the time of purchase of a security, the Bank designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Bank does not engage in trading activity.

         Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income, a separate component of stockholders' equity. Gains or losses on sale of securities is based on the specific identification method.

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

         A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered to be impaired. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past-due by ninety days or more with respect to principal or interest. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower's financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms.

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

         OTHER BORROWINGS - During 1999, the Company obtained advances from the Federal Home Loan Bank for $1,800,000 at 5.83% maturing September 2000, $2,000,000 at 6.05% maturing April 2001, and $1,000,000 at 6.13%
         maturing September 2001. All borrowings were repaid before maturity in October 2000. At December 31, 2000, other borrowings consist of commercial repurchase agreements, where the bank has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government and Agency securities.

         EARNINGS PER SHARE - Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the dilutive effect that could occur if the Company's outstanding stock options were exercised and converted into common stock, net of estimated shares that could be reacquired with proceeds from the exercise of such options. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31. All share and per share amounts have been restated to give retroactive effect to the 10% stock dividend paid on October 22, 2000.

                                                                       2000             1999            1998
           BASIC EPS CALCULATION
              Numerator (net income)                               $ 4,811,769       $ 4,370,003     $ 4,054,109
                                                                   -----------       -----------     -----------
              Denominator (weighted average common shares
              outstanding)                                           2,882,339         2,928,943       2,954,163
                                                                   -----------       -----------     -----------
              Basic EPS                                                  $1.67             $1.49           $1.37
                                                                         =====             =====           =====
           DILUTED EPS CALCULATION
              Numerator (net income)                               $ 4,811,769       $ 4,370,003     $ 4,054,109
                                                                   -----------       -----------     -----------
              Denominator:
                     Weighted average common shares outstanding      2,882,339         2,928,943       2,954,163
                     Options                                           151,221           236,800         175,464
                                                                   -----------       -----------     -----------
                                                                     3,033,560         3,165,743       3,129,627
                                                                   -----------       -----------     -----------
              Diluted EPS                                                $1.59             $1.38           $1.30
                                                                         =====             =====           =====

         OTHER REAL ESTATE OWNED - Real estate acquired by foreclosure, is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired, less costs to sell, by a charge to the allowance for loan losses, if necessary. Fair value of other real estate is generally determined based on an appraisal of the property. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

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

         INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         STOCK OPTION PLAN - The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, ("SFAS ") No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

         COMPREHENSIVE INCOME - Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on securities held-for-sale. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting.

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

         NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No.138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective January 1, 2001. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board ("FASB"), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

3.       RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2000 and 1999 was approximately $2,693,000 and $3,575,000, respectively. In addition, the Bank maintains compensating balances with the Federal Reserve Bank, which totaled $1,600,000 at December 31, 2000 and 1999.

4.       SECURITIES

         The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

                                                                           DECEMBER 31, 2000
                                                        ----------------------------------------------------------
                                                                                                       ESTIMATED
                                                          AMORTIZED    UNREALIZED       UNREALIZED       FAIR
                                                            COST          GAINS           LOSSES         VALUE
           U.S. Treasury securities and
              obligations of U.S. agencies             $ 17,413,621     $  126,715     $ (31,687)   $ 17,508,649
           Obligations of state and political
              subdivisions                                2,316,871         21,290          (100)      2,338,061
           Corporate bonds, Commercial Paper
               and Bankers Acceptances                    1,128,726         21,944          (  0)      1,150,670
                                                       ------------     ----------     ---------     -----------
                                                       $ 20,859,218     $  169,949      $(31,787)   $ 20,997,380
                                                       ============     ==========     =========    ============

                                                                           DECEMBER 31, 1999
                                                        ----------------------------------------------------------
                                                                                                       ESTIMATED
                                                          AMORTIZED    UNREALIZED       UNREALIZED       FAIR
                                                            COST          GAINS           LOSSES         VALUE
           U.S. Treasury securities and obligations
              of U.S. agencies                         $ 21,095,085     $        0     $(397,818)   $ 20,697,267
           Obligations of state and political
              subdivisions                                4,672,157         14,491        (9,421)      4,677,227
                                                          ---------         ------        -------      ---------

                                                       $ 25,767,242     $   14,491     $(407,239)   $ 25,374,494
                                                       ============     ==========     ==========   ============

        The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2000 and 1999, which have contractual maturities of after five through ten years consist of the following:

                                                                         DECEMBER 31, 2000
                                                      -----------------------------------------------------------
                                                                                                       ESTIMATED
                                                      AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                                        COST            GAINS          LOSSES            VALUE
           Mortgage backed securities               $ 5,006,831      $     746         $(35,168)     $ 4,972,409
                                                    ===========      =========         =========     ===========

                                                                         DECEMBER 31, 1999
                                                      ------------------------------------------------------------
                                                                                                       ESTIMATED
                                                      AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                                        COST            GAINS          LOSSES            VALUE
           Mortgage backed securities               $ 5,918,595      $  10,336         $(57,732)     $ 5,871,199
                                                    ===========      =========         =========     ===========

         The amortized cost and estimated fair value of securities at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       AVAILABLE-FOR-SALE                  HELD-TO-MATURITY
                                                     --------------------------      -----------------------------
                                                                     ESTIMATED                         ESTIMATED
                                                      AMORTIZED        FAIR           AMORTIZED          FAIR
                                                        COST           VALUE            COST             VALUE
         Due in one year or less                    $  8,017,606   $   8,003,374     $         0       $         0
         Due after one year through five years        10,880,881      11,016,131     $         0       $         0
         Due after five years through ten years        1,960,731       1,977,875       5,006,831         4,972,409
                                                    ------------   -------------     -----------       -----------

                                                    $ 20,859,218   $  20,997,380     $ 5,006,831       $ 4,972,409
                                                    ============   =============     ===========       ===========

         At December 31, 2000, the Bank has pledged $1,000,000 of securities for treasury, tax and loan accounts, and $5,000,000 for deposits of public funds.

         Gross realized losses on the sale of available-for-sale securities were $59,313 in 2000. No gains were realized on the sale of available-for-sale securities in 2000. Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $18,079 and $76,436 in 1999, and $96,020 and $3,192 in 1998. There were no gains or losses recognized in securities held-to-maturity in 2000, 1999 and 1998.

5.       LOANS AND ALLOWANCE FOR LOAN LOSSES

         Outstanding loan balances consist of the following:

                                                                                        DECEMBER 31,
                                                                            --------------------------------------
                                                                                  2000                  1999
           Commercial and financial loans                                  $    61,068,838        $     53,382,597
           Real estate - construction loans                                     37,530,906              37,859,258
           Real estate - commercial                                             94,110,859              78,842,238
           Installment loans                                                       430,208                 293,505
           Other                                                                 1,395,565               2,811,385
                                                                           ---------------        ----------------
                                                                               194,536,376             173,188,983
           Less:
              Deferred loan fees and costs                                         240,877                 371,594
              Allowance for loan losses                                          2,973,593               2,971,747
                                                                           ---------------        ----------------

                                                                           $   191,321,906        $    169,845,642
                                                                           ===============        ================

         Included in total loans are nonaccrual loans of approximately $801,246 and $394,176 at December 31, 2000 and 1999, respectively. If interest on nonaccrual loans had been accrued, such interest income would have approximated $199,528, $84,060, $45,565 during the years ended December 31, 2000, 1999 and 1998, respectively.

         A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank had outstanding balances of $801,246 and $394,176 in impaired loans that had impairment allowances of $318,382 and $315,341 as of December 31, 2000 and 1999, respectively. The average outstanding balance of impaired loans were $622,153, and $612,411, for the years ended December 31, 2000, and 1999 respectively. There was no interest recognized on impaired loans during the years ended December 31, 2000, 1999 and 1998.

         The Bank services, for others, loans and participation of loans that are sold of approximately $5,666,188 and $3,515,109 as of December 31, 2000 and 1999, respectively.

         The Bank concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento counties, in Northern California, and the location of the Bank's three full-service offices. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral. The Bank's exposure to credit loss, if any, is the difference between the fair value of the collateral and the outstanding balance of the loan.

         Changes in the allowance for loan losses consist of the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                     2000               1999             1998
           Balance at beginning of year                           $ 2,971,747        $ 3,234,837     $ 2,819,039
           Provision for loan losses                                  142,000            120,000         500,000
           Loans charged off                                         (204,402)          (460,363)       (208,823)
           Recoveries of loans previously charged off                  64,248             77,273         124,621
                                                                  -----------        -----------     -----------

           Balance at end of year                                 $ 2,973,593        $ 2,971,747     $ 3,234,837
                                                                  ===========        ===========     ===========


6.       BANK PREMISES AND EQUIPMENT

         Bank premises and equipment consist of the following:

                                                                   ESTIMATED                DECEMBER 31,
                                                                     LIVES      -----------------------------------
                                                                                       2000             1999
         Land                                                                       $  1,595,808    $  1,595,808
         Bank Buildings                                         31.5 years             3,680,047       3,673,847
         Furniture, fixtures and equipment                      3 - 7 years            2,979,915       2,693,770
                                                                                    ------------    ------------
                                                                                       8,255,770       7,963,425
         Less accumulated depreciation                                                (3,016,977)     (2,544,081)
                                                                                    -------------     ----------
                                                                                       5,238,793       5,419,344
         Construction in progress                                                         48,360          54,552
                                                                                    ------------    ------------

                                                                                    $  5,287,153    $  5,473,896
                                                                                    ============    ============

         Depreciation expense, included in net occupancy and equipment expense, is $507,458, $471,655, and $433,910 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.       OTHER ASSETS

         Other assets consist of the following:

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                    2000                 1999
           Cash surrender value of life insurance
              policies                                                           $  2,019,420        $   1,931,870
           Deferred tax asset, net                                                  1,173,537            1,497,370
           Accrued interest on loans                                                1,266,751              925,112
           Accrued interest on investment securities                                  336,597              419,898
           Other real estate owned                                                          0               40,000
                Sweep account receivable                                            1,377,943              356,926
           Federal Home Loan Bank Stock                                               307,000              850,800
           Other                                                                      399,754              208,124
                                                                                 ------------        -------------

                                                                                 $  6,881,002        $   6,230,100
                                                                                 ============        =============

8.       DEPOSITS

         Time certificates of deposit of $100,000 or more totaled $51,621,931 and $41,862,073 at December 31, 2000 and 1999, respectively. Interest expense on such deposits was $3,849,404, $2,116,417 and $1,878,254 during 2000, 1999 and 1998, respectively.

         At December 31, 2000, the scheduled maturities for time deposits are as follows:

                   YEAR ENDING
                  DECEMBER 31,
                  ------------
                    2001                               $ 99,943,572
                    2002                                 15,899,534
                    2003                                  1,442,651
                    2004                                  3,468,324
                                                       ------------

                    Total                              $120,754,081
                                                       ============

9.       OTHER LIABILITIES

         Other liabilities consist of the following:

                                                                                            DECEMBER 31,
                                                                                 ----------------------------------
                                                                                    2000                 1999
           Deferred compensation                                                 $  1,990,711        $   1,795,819
           Employee incentive payable                                                 437,004              519,575
           Accrued interest payable                                                   464,182              296,005
           Other                                                                      156,987              213,999
                                                                                 ------------        -------------

                                                                                 $  3,048,884        $   2,825,398
                                                                                 ============        =============

10.     INCOME TAXES

        Provision for income taxes consists of the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                     2000               1999             1998
            Current:
              Federal                                            $  2,305,780       $  1,941,187     $   2,210,608
              State                                                   425,446            485,321           518,666
                                                                 ------------       ------------     -------------
                                                                    2,731,226          2,426,508         2,729,274
                                                                 ------------       ------------     -------------
           Deferred:
              Federal                                                  99,082            210,068          (230,101)
              State                                                    20,983             64,667           (52,912)
                                                                 ------------       ------------     -------------
                                                                      120,065            274,735          (283,013)
                                                                 ------------       ------------     -------------

                                                                 $  2,851,291       $  2,701,243     $   2,446,261
                                                                 ============       ============     =============

         Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                              % OF PRETAX INCOME
                                                                      -------------------------------------
                                                                        2000           1999          1998

           Income tax at the Federal statutory rate                    34.00%         34.00%         34.00%
           State franchise tax, net of Federal tax benefit              7.15           7.15            7.08
           Tax-exempt interest                                         (3.10)         (3.60)         (3.77)
           Other                                                        (.84)           .65            .32
                                                                       -----          -----          -----

                                                                       37.21%         38.20%         37.63%
                                                                       ======         =====          =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 consist of the following:

                                                                                    2000                  1999
           Deferred tax assets:
              State franchise taxes                                              $    129,429        $     163,268
              Deferred compensation                                                   892,635              804,829
              Loan loss reserves                                                      812,576              871,979
              Unrealized securities losses                                                  0              152,386
              Other                                                                         0               16,090
                                                                                 ------------        -------------
           Total deferred tax assets                                                1,834,640            2,008,552
                                                                                 ------------        -------------

           Deferred tax liabilities:
              Depreciation                                                           (260,301)            (284,616)
              Unrealized securities gains                                             (51,382)                  (0)
              Deferred loan origination costs                                        (216,111)            (132,750)
              Deferred State taxes                                                    (86,682)             (93,816)
              Other                                                                   (46,627)                  (0)
                                                                                      --------       --------------
           Total deferred tax liabilities                                            (661,103)            (511,182)
                                                                                 ------------        -------------

           Net deferred tax asset                                                $  1,173,537        $   1,497,370
                                                                                 ============        =============

11.     STOCK OPTION PLAN

         On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan") which was approved by the Company's stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options ("Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options ("NSOs") to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company's common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel and (c) linking key personnel directly to stockholder interests through increased stock ownership. A total of 594,000 shares of the Company's common stock are reserved for grant under the Plan.

         The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability, retirement or in the event of a change of control.

         The following table presents the changes in outstanding stock options for the periods indicated:

                                                                                                        WEIGHTED
                                                                                       NUMBER            AVERAGE
                                                                                         OF             EXERCISE
                                                                                       SHARES             PRICE
                                                                                       ------           --------
           Options outstanding, January 1, 1998                                           6,600         $ 3.34
           Granted                                                                      452,100         $ 8.75
           Exercised                                                                     (6,600)        $ 3.34
                                                                                         -------

           Options outstanding, December 31, 1998                                       452,100         $ 8.75
           Granted                                                                        4,950         $17.27
           Exercised                                                                    (11,330)        $ 8.97
                                                                                        --------

           Options outstanding, December 31, 1999                                       445,720         $ 9.50
           Granted                                                                            0         $ 0.00
           Expired                                                                        3,300         $ 9.70
           Exercised                                                                    (43,505)        $ 8.97
                                                                                        -------

           Options outstanding, December 31, 2000                                       398,915          $8.91
                                                                                        =======

         At December 31, 2000, 188,800 shares were available for future grants under the plan. As of December 31, 2000, 1999 and 1998, respectively, 249,828, 101,417 and 0 shares were available to be exercised.

         Additional information regarding options outstanding as of December 31, 2000 is as follows:

-------------------------------------------------------------------------------------------------------
                                                       Weighted Avg. Remaining
Exercise Prices              Options Outstanding       Contractual Life (Years)    Options Exercisable
-------------------------------------------------------------------------------------------------------
$ 8.25                        242,495                   8                          188,250
$ 9.70                        151,470                   8                           60,588
$17.27                          4,950                   9                              990
-------------------------------------------------------------------------------------------------------

         The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost related to the discount on non-qualified options recorded in 2000, 1999 and 1998 related to the Plan was $67,200, $77,865, and $130,000 respectively.

         The Company uses an option-pricing model to compute grant-date fair value of options granted for purposes of disclosing pro forma net income and net income per share. In computing the grant-date fair value of options granted during the period for disclosure purposes, the Company used an option-pricing model that takes into account the stock price at the grant date ($9.70), the exercise price (ranging from $8.25 to $17.27), the expected life of the option (seven years), the expected dividends on the Company's common stock (increasing $.05 per share per year) and the risk-free interest rate over the expected life of the option (6.68%). Under these assumptions, no additional compensation cost would be accrued under this fair value based model than that computed under the intrinsic value based method. Therefore, the pro forma disclosures are not required.

12.      CAPITAL STOCK

         On May 18, 1999, the Board of Directors authorized the purchase in the open market or in private transactions up to 452,100 shares of its outstanding common stock over a seven-year period. During 2000 and 1999, 66,067 and 63,669 shares were purchased and retired. Shares purchased are retired by a charge to common stock and retained earnings for the cost.

         On October 22, 2000, the Company paid a $0.59 per share cash dividend (as adjusted for the 10% stock dividend) coupled with a 10% stock dividend to shareholders of record as of October 1, 2000.

         On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2000 no preferred shares have been issued.

13.      PROFIT-SHARING PLAN

         In 1985, the Bank adopted a profit sharing 401(k) plan for eligible employees to be funded out of the Bank's earnings. The employees' contributions are limited to the maximum amount allowable under IRS ss. 402(G). The Bank's contributions include a 50% matching contribution up to a maximum of $900 per employee, and a discretionary contribution is also permitted. The Bank made matching contributions aggregating $42,610, $38,104, and $31,892 for the years ended December 31, 2000,
         1999 and 1998, respectively. The Bank made a discretionary contribution of $25,000 for 1999. No discretionary contributions were made in 1998 or 2000.

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

                                                      DECEMBER 31,
                                           ---------------------------------
                                               2000                 1999
              Balance at beginning of year  $   938,309          $   457,114
              New loan additions              1,017,051              863,060
              Principal repayments             (401,096)            (381,865)
                                           ------------         -----------

              Balance at end of year        $ 1,554,264          $   938,309
                                            ===========          ===========

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

                                                         DECEMBER 31,
                                                -----------------------------
                                                    2000                1999
           Off-balance sheet commitments:
              Commitments to extend credit      $55,764,726        $47,848,820
              Standby letters of credit           1,605,120          1,618,830

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

16.      REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements and initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000 and 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                        TO BE
                                                                                                   CATEGORIZED AS
                                                                                                  WELL CAPITALIZED
                                                                              FOR CAPITAL           UNDER PROMPT
                                                        ACTUAL             ADEQUACY PURPOSES      CORRECTIVE ACTION
                                                 --------------------     ------------------     -------------------
                                                  AMOUNT       RATIO      AMOUNT      RATIO      AMOUNT       RATIO
         At December 31, 2000:

         COMPANY

         Leverage capital (to average assets)    $28,667,489   11.52%   $ 9,957,499    4.00%           n/a      n/a
         Tier 1 Capital (to risk-weighted assets) 28,667,489   13.75%     8,352,270    4.00%           n/a      n/a
         Total capital (to risk-weighted assets)  31,277,573   15.01%    16,704,540    8.00%           n/a      n/a

         BANK

         Leverage capital (to average assets)    $26,804,948   11.02%   $ 9,733,543    4.00%  $ 12,166,928     5.00%
         Tier 1 Capital (to risk-weighted assets) 26,804,948   12.86%     8,352,270    4.00%    12,548,405     6.00%
         Total capital (to risk-weighted assets)  29,415,033   14.11%    16,704,540    8.00%    20,880,675    10.00%

         At December 31, 1999:

         COMPANY

         Leverage capital (to average assets)    $26,299,757   11.31%   $ 9,088,079    4.00%           n/a      n/a
         Tier 1 Capital (to risk-weighted assets) 26,299,757   14.33%     7,191,262    4.00%           n/a      n/a
         Total capital (to risk-weighted assets)  28,594,607   15.58%    14,382,525    8.00%           n/a      n/a

         BANK

         Leverage capital (to average assets)    $24,859,547   10.44%   $ 9,141,919    4.00%  $ 11,905,107    5.00%
         Tier 1 Capital (to risk-weighted assets) 24,859,547   13.59%     7,191,262    4.00%    11,015,280    6.00%
         Total capital (to risk-weighted assets)  27,154,397   14.85%    14,382,525    8.00%    18,358,800   10.00%

         The principal sources of cash for the Company are dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2000 the maximum amounts available for dividend distribution under this restriction were approximately $8,607,000.

         The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 2000 or 1999.

17.      SEGMENT REPORTING

         The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an independent sales organization ("ISO"). Pursuant to the agreement, the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services.

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

         The following table presents financial information about the Company's reportable segments:


                                                             2000              1999              1998

         Income before income taxes:

           Commercial banking                         $ 5,787,627       $ 5,188,941       $ 4,772,521
           Credit card services                         1,875,433         1,882,305         1,727,849
                                                ------------------------------------------------------
                                                      $ 7,663,060       $ 7,071,246       $ 6,500,370
                                                ======================================================


         Effective April 1, 2001, pricing of the credit card processing agreement with the Bank's ISO changes from 0.135% of volume to 0.002% of volumes processed and from the full earnings to one-half of the earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. If the new pricing had been in effect for the twelve months ended December 31, 2000, credit card service income, net would have been $876,000 less than the actual amount recorded.

18.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheets for cash and short-term instruments are a reasonable estimate of fair value.

         SECURITIES - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         LOANS RECEIVABLE - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

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

         The estimated fair values of the Company's financial instruments are approximately as follows:


                                                                                      DECEMBER 31, 2000
                                                                           -------------------------------------
                                                                                CARRYING               FAIR
                                                                                 AMOUNT                VALUE

         Financial assets:
           Cash and short-term investments                                 $    25,612,510      $    25,612,510
           Securities                                                           26,004,211           25,969,789
           Loans receivable, net                                               191,321,906          191,569,458
         Financial liabilities:
           Demand and savings                                              $    97,282,076      $    97,282,076
           Fixed rate certificates                                             112,561,043          108,983,372
           Variable certificates                                                 8,193,038            8,193,038
           Other borrowings                                                      5,267,472            5,267,472




                                                               CONTRACT                                  FAIR
                                                                AMOUNT                                   VALUE

         Off balance sheet financial instruments:
           Commitments to extend credit                        $55,764,726                         $   1,115,295
           Standby letters of credit                             1,605,120                                32,102




                                                                                      DECEMBER 31, 1999
                                                                           ------------------------------------
                                                                                CARRYING               FAIR
                                                                                 AMOUNT                VALUE

         Financial assets:
           Cash and short-term investments                                 $    19,165,368      $    19,165,368
           Securities                                                           31,293,089           31,245,693
           Loans receivable, net                                               169,845,642          168,418,851
         Financial liabilities:
           Demand and savings                                              $    95,134,802      $    95,134,802
           Fixed rate certificates                                              88,002,231           87,826,000
           Variable certificates                                                15,186,269           15,186,269
         Other borrowings                                                       4,800,000             4,800,000



                                                              CONTRACT                      FAIR
                                                                AMOUNT                     VALUE

         Off balance sheet financial instruments:
                           Commitments to extend credit      $47,848,820               $   956,976
                           Standby letters of credit           1,618,830                    32,377


19.      REDDING BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION


                                                                                        DECEMBER 31,
                                                                                 2000                 1999
                                                                            -----------------------------------

         Balance Sheets
           Assets:
              Cash                                                          $      184,282       $      163,080
              Time deposit with subsidiary                                       1,490,000            1,015,000
              Investment in subsidiaries                                        27,079,987           24,881,315
                                                                                ----------           ----------

           Total assets                                                     $   28,754,269       $   26,059,395
                                                                            ==============       ==============


           Stockholders' Equity                                                 28,754,269           26,059,395
                                                                            --------------       --------------

           Total liabilities and stockholders' equity                       $   28,754,269       $   26,059,395
                                                                            ==============       ==============



                                                                              YEARS ENDED DECEMBER 31,
                                                                     2000              1999              1998
                                                                     ----              ----              ----
         STATEMENTS OF INCOME
           Income:
              Interest on time deposit                           $     33,655       $     42,259     $      13,719
              Dividend from subsidiary                              3,247,731          2,840,272         2,000,000
                                                                 ------------       ------------     -------------
                                                                    3,281,386          2,882,531         2,013,719
           Expenses:                                                  203,616            297,414           292,651
                                                                 ------------       ------------     -------------
           Income before income taxes and
              equity in undistributed net income
              of subsidiaries                                       3,077,770          2,585,117         1,721,068
           Provision for income taxes                                    800                800               800
                                                                 ------------       ------------     -------------
           Income before equity in undistributed
              net income of subsidiaries                            3,076,970          2,584,317         1,720,268
           Equity in undistributed net income of
              subsidiaries                                          1,734,799          1,785,686         2,333,841
                                                                 ------------       ------------     -------------

           Net income                                            $  4,811,769       $  4,370,003     $   4,054,109
                                                                 ============       ============     =============


--------------------------------------------------
4 Under the Company's intercompany tax allocation policy, all tax benefits resulting from net losses before dividends from subsidiaries are allocated to the Bank.


                                                                             YEARS ENDED DECEMBER 31,
                                                                      2000            1999               1998
                                                                      ----            ----               ----
           STATEMENTS OF CASH FLOWS

         Cash flows from operating activities:
           Net income                                            $  4,811,769       $  4,370,003       4,054,109
           Adjustments to reconcile net income to
                  net cash provided by operating activities:
           Compensation associated with stock options                  67,200             77,865         130,136
           Equity in undistributed net income of
                  subsidiaries                                     (1,871,530)        (1,839,815)     (2,333,841)
                                                                 ------------       ------------       ---------

         Net cash provided by operating activities                  3,007,439          2,608,053       1,850,404
                                                                 ------------       ------------     -----------

         Cash flows from financing activities:
           Purchase of common stock                                (1,307,116)        (1,243,094)              0
           Proceeds from issuance of common stock                     495,506            147,150          22,000
                                                                      -------       ------------          ------
           Common stock transactions, net                            (811,610)        (1,095,944)         22,000

         Cash dividends                                            (1,699,627)        (1,583,923)     (1,345,146)
                                                                 ------------       ------------       ---------

         Net cash used by financing activities                     (2,511,237)        (2,679,867)     (1,323,146)
                                                                 ------------       ------------       ---------

         Net increase (decrease) in cash and cash equivalents         496,202            (71,814)        527,258

         Cash and cash equivalents at beginning of year             1,178,080          1,249,894         722,636
                                                                 ------------       ------------     -----------

         Cash and cash equivalents at end of year                $  1,674,282       $  1,178,080     $ 1,249,894
                                                                 ============       ============     ===========




QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(dollars in thousands)
------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                   Q1                Q2               Q3                Q4
                                                 2000              2000             2000              2000
------------------------------------- ---------------- ----------------- ---------------- -----------------

Net interest income                            $2,878            $2,819           $2,829            $2,929
Provision for loan and lease losses                (0)              (56)              (0)              (86)
Non-interest income                               676               715              730               686
Non-interest expense                           (1,652)           (1,540)          (1,639)           (1,626)
                                              -------           -------          -------           -------
Income before taxes                             1,902             1,938            1,920             1,903
Provision for income tax                         (737)             (698)            (695)             (721)
                                                -----             -----            -----             -----
Net Income                                     $1,165            $1,240           $1,225            $1,182
                                               ======            ======           ======            ======
Per common share(6):
    Basic earnings per share                    $0.40             $0.43            $0.43             $0.41
    Diluted earnings per share                  $0.38             $0.41            $0.41             $0.39
    Dividends                                   $0.00             $0.00            $0.00             $0.59
------------------------------------- ---------------- ----------------- ---------------- -----------------

(dollars in thousands)
------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                   Q1                Q2               Q3                Q4
                                                 1999              1999             1999              1999
------------------------------------- ---------------- ----------------- ---------------- -----------------
Net interest income                            $2,589            $2,709           $2,702            $2,836
Provision for loan and lease losses               (25)              (15)             (10)              (70)
Non-interest income                               681               768              697               644
Non-interest expense                           (1,756)           (1,658)          (1,494)           (1,527)
                                              -------           -------          -------           -------
Income before taxes                             1,489             1,804            1,895             1,883
Provision for income tax                         (590)             (670)            (738)             (703)
                                                -----             -----            -----             -----
Net Income                                       $899            $1,134           $1,157            $1,180
                                                 ====            ======           ======            ======

Per common share(5):
    Basic earnings per share                    $0.30             $0.39            $0.40             $0.40
    Diluted earnings per share                  $0.29             $0.36            $0.37             $0.36
    Dividends                                   $0.00             $0.00            $0.00             $0.55
------------------------------------- ---------------- ----------------- ---------------- -----------------


------------------------------
(5)All share and per share amounts have been adjusted to give retroactive effect to the 10% stock dividend paid on October 22, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


          None.
                                    PART III

          Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of March 1, 2001, are as follows:


                         Name                             Age                      Position(s)
                         ----                             ---                      -----------

Russell L. Duclos..................................       61     President, Chief Executive Officer Redding
                                                                 Bancorp and Director
Michael C. Mayer...................................       44     President, Chief Executive Officer Redding Bank
                                                                 of Commerce and Director
Linda J. Miles.....................................       47     Executive Vice President, Chief Financial
                                                                 Officer and Assistant Secretary

         Russell L. Duclos has served as President, Chief Executive Officer and a director of the Company since July 1997. From 1982 to July 1997, he served as Chief Credit Officer of the Company. Mr. Duclos presently serves on the executive, loan, marketing and long range planning committees of the Board of Directors. Mr. Duclos will retire from President and Chief Executive Officer of Redding Bancorp on April 30, 2001. He will continue as Director of the Company.

         Michael C. Mayer joined the Company in April 1997 and has served as Executive Vice President and Chief Credit Officer of the Company from July 1997 to September 1999. From September 1999 until January 2001, Mr. Mayer has served as Executive Vice President and Chief Operating Officer. As of January 1, 2001 Mr. Mayer was promoted to President and Chief Executive Officer of Redding Bank of Commerce and serves on the loan, executive, and asset/liability committees of the Board of Directors.

         Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. With over 24 years of professional banking experience, prior to joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another Northern California Independent Bank. Ms. Miles serves on the ALCO committee and attends all committee meetings of the Board of Directors.

         The remainder of the information required by this section is incorporated by reference to the information in the section entitled "Election of Directors" and "Executive Compensation" in the Proxy Statement.

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

         (3)      Exhibits:

                  Exhibit
                  Number   Description of Document
                  3.1               Articles of Incorporation, as amended.*
                  3.2               Bylaws, as amended.
                  4.1               Specimen Common Stock Certificate.*
                  10.1              Office  Building  Lease by and between David and Maria Wong and Redding Bank of
                                    Commerce dated June 10, 1998.*
                  10.2              Office Building Lease between Garian  Partnership/First  Avenue Square and
                                    Redding Bank of Commerce dated July 16, 1998.*
                  10.3              1998 Stock Option Plan.*
                  10.4              Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*
                  10.5              Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*
                  10.6              Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*
                  10.7              Directors Deferred Compensation Plan.*
                  10.8              Form of Deferred  Compensation  Agreement Used In Connection With Directors Deferred
                                    Compensation Plan.*
                  10.9              Merchant Services Agreement dated as of April 1, 1993, between Cardservice International,
                                    Inc. and Redding Bank of Commerce, as amended.*
                  11.1              Statement re: Computation of Earnings Per Share (see page __49_).
                  16.1              Letter on Change in Certifying Accountants.*
                  21.1              Subsidiaries of the Company.*
                  23.1              Consent of Deloitte & Touche LLP.
                  24.1              Power of Attorney (see page ___69__)
                  27.1              Financial Data Schedule.

                  ---------------------
                  * Previously filed with the Company's Registration Statement on Form 10.


(b)      Reports on Form 8-K:
                  On October 17, 2000, the Company filed a Form 8-K reporting third quarter financial results. On January 2, 2001, the Company filed a Form 8-K announcing Michael C. Mayer, President and CEO of Redding Bank of Commerce. On January 30, 2001, the Company filed a Form 8-K reporting 2000 year-end financial results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2001.


                                    REDDING BANCORP



                                    By: /s/ Russell L. Duclos
                                        --------------------------------------
                                        Russell L. Duclos
                                        President, Chief Executive
                                        Officer and Director



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         Name                                                 Title                           Date
         ----                                                 -----                           -----


/s/ Russell L. Duclos
--------------------------------------------        President, Chief Executive Officer and   March 1, 2001
    Russell L. Duclos                               Director (Principal Executive Officer)


/s/ Michael C. Mayer
--------------------------------------------        President, Chief Executive Officer       March 1, 2001
    Michael C. Mayer                                Redding Bank of Commerce and Director


/s/ Linda J. Miles
--------------------------------------------        Executive Vice President and Chief       March 1, 2001
    Linda J. Miles                                  Financial Officer and Assistant
                                                    Secretary (Principal Financial Officer
                                                    and Accounting Officer)

/s/ Robert C. Anderson
--------------------------------------------        Chairman of the Board                    March 1, 2001
    Robert C. Anderson


/s/ Welton L. Carrel
--------------------------------------------        Director                                 March 1, 2001
    Welton L. Carrel




/s/ John C. Fitzpatrick
--------------------------------------------        Director                                  March 1, 2001
    John C. Fitzpatrick



/s/ Kenneth R. Gifford, Jr.
--------------------------------------------        Director                                  March 1, 2001
    Kenneth R. Gifford, Jr.



/s/ Harry L. Grashoff, Jr.
--------------------------------------------        Director                                  March 1, 2001
    Harry L. Grashoff, Jr.


/s/ Eugene L. Nichols
--------------------------------------------        Director                                  March 1, 2001
    Eugene L. Nichols


/s/ David H. Scott
--------------------------------------------        Director                                  March 1, 2001
    David H. Scott



      EXHIBIT INDEX


      Exhibit
      Number            Description of Document
      -------           -----------------------
      3.1               Articles of Incorporation, as amended.*
      3.2               Bylaws, as amended.
      4.1               Specimen Common Stock Certificate.*
      10.1              Office  Building  Lease by and between David and Maria Wong a Redding Bank of Commerce dated June 10, 1998.*
      10.2              Office Building Lease between Garian  Partnership/First  Avenue Square and Redding Bank of Commerce
                        dated July 16, 1998.*
      10.3              1998 Stock Option Plan.*
      10.4              Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*
      10.5              Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*
      10.6              Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*
      10.7              Directors Deferred Compensation Plan.*
      10.8              Form of Deferred  Compensation  Agreement Used In Connection With Directors  Deferred  Compensation
                        Plan.*
      10.9              Merchant Services Agreement dated as of April 1, 1993, between Cardservice International,  Inc. and
                        Redding Bank of Commerce, as amended.*
      11.1              Statement re: Computation of Earnings Per Share (see page _49__).
      16.1              Letter on Change in Certifying Accountants.*
      21.1              Subsidiaries of the Company.*
      23.1              Consent of Deloitte & Touche LLP.
      24.1              Power of Attorney (see page _69__).
      27.1              Financial Data Schedule.

      ---------------------
      * Previously filed with the Company's Registration Statement on Form 10.
