Form 10-Q
period 2001-03-31
REDDING BANCORP
filed 2001-05-09
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. March 31, 2001: 2,875,451

REDDING BANCORP & SUBSIDIARIES

INDEX TO FORM 10-Q

--------------------------------------------------------------------------------

PART I.  Financial Information                                                                             Page:
        Item 1. Financial Statements

        Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000................................................................3

        Consolidated Statements of Income
         Three months ended March 31, 2001 and 2000..........................................................4

        Consolidated Statements of Cash Flows
         Three months ended March 31, 2001 and 2000..........................................................5

        Notes to Consolidated Financial Statements...........................................................6

        Item 2. Management's Discussion and Analysis
                Of Financial Condition and Results of Operations.............................................8

        Item 3. Quantitative and Qualitative Disclosure about Market Risk....................................17

PART II. Other Information

        Item 1. Legal proceedings............................................................................19

        Item 2. Changes in Securities and use of proceeds....................................................19

        Item 3. Defaults Upon Senior Securities..............................................................19

        Item 4. Submission of Matters to a Vote of Security Holders..........................................19

        Item 5. Other Information............................................................................19

        Item 6. Exhibits and Report on Form 8-K..............................................................20

SIGNATURES...................................................................................................20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                   March 31, 2001   March 31, 2000  December 31, 2000
                                                                   --------------   --------------  -----------------
                                                                    (Unaudited)      (Unaudited)
ASSETS

Cash and due from banks                                               $ 11,598        $  11,236         $ 12,603
Federal funds sold                                                      24,270           18,140           13,010
Securities available-for-sale                                           24,570           19,884           20,997
Securities held to maturity (estimated fair value of $5,910 on           5,861            6,726            5,007
March 31, 2001, $6,656 on March 31, 2000 and $4,972 on
December 31, 2000)
Loans, net of the allowance for loan losses of $2,645 on March         194,328          173,893          191,322
31, 2001, $2,975 on March 31, 2000 and $2,973 on December
31, 2000
Bank premises and equipment, net                                         5,187            5,433            5,287
Other assets                                                             7,417            5,407            6,881
                                                                      --------        ---------         --------

             Total Assets                                             $273,231        $ 241,018         $255,107
                                                                      ========        =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Demand - noninterest bearing                                       $ 33,072        $  35,151         $ 37,392
   Demand - interest bearing                                            53,921           43,528           47,394
   Savings                                                              13,355           14,665           12,496
   Certificates of deposits                                            127,831          112,256          120,754
                                                                      --------        ---------         --------
             Total Deposits                                            228,179          205,600          218,036

Other borrowings                                                        11,272            4,800            5,268
Other Liabilities                                                        3,902            4,201            3,049
                                                                      --------        ---------         --------
             Total Liabilities                                         243,353          214,601          226,353

Stockholders' Equity:
  Preferred stock, no par value, 2,000,000 authorized
      no shares issued and outstanding in 2001 and 2000
  Common Stock, no par value, 10,000,000 shares                          9,359            5,142            9,371
      authorized; 2,875,451 shares issued and outstanding at
       March 31, 2001 and 2,884,181 at December 31, 2000
  Retained Earnings                                                     20,330           21,513           19,296
  Accumulated other comprehensive income (loss), net of tax                189             (238)              87
                                                                      --------        ---------         --------

                                                                        29,878           26,417           28,754
                                                                      --------        ---------         --------

             Total Liabilities and Stockholders' Equity               $273,231        $ 241,018         $255,107
                                                                      ========        =========         ========


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                    March 31, 2001    March 31, 2000
                                                    --------------    --------------
Interest income:
   Interest and fees on loans                           $4,552             $4,136
   Interest on securities                                  426                406
   Interest on federal funds sold                          228                145
                                                        ------             ------
          Total interest income                          5,206              4,687
                                                        ------             ------

Interest expense:
   Interest on demand deposits                             303                192
   Interest on savings                                      95                106
   Interest on time deposits                             1,872              1,432
   Other borrowings                                         80                 79
                                                        ------             ------
          Total interest expense                         2,350              1,809
                                                        ------             ------

Net interest income                                      2,856              2,878
Provision for loan losses                                  158                  0
                                                        ------             ------
Net interest income after provision for loan losses      2,698              2,878
                                                        ------             ------

Non-interest income:
   Service charges on deposit accounts                      51                 53
   Credit card service income, net                         474                470
   Other income                                            207                212
   Net loss sale of securities available-for-sale            0                (59)
                                                        ------             ------
          Total non-interest Income:                       732                676
                                                        ------             ------

Non-interest expense:
   Salaries and related benefits                           969                900
   Net occupancy and equipment expense                     225                268
   Data processing and professional services               105                134
   Other expense                                           361                350
                                                        ------             ------
          Total non-interest expense                     1,660              1,652
                                                        ------             ------

Income before income taxes                               1,770              1,902
   Provision for income taxes                              639                737
                                                        ------             ------

          Net Income                                    $1,131             $1,165
                                                        ======             ======


Basic earnings per share                                $ 0.39             $ 0.40
Weighted average shares - basic                          2,876              2,892
Diluted earnings per share                              $ 0.38             $ 0.38
Weighted average shares - diluted                        3,008              3,032

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                   March 31, 2001       March 31, 2000
                                                                                   --------------       --------------
Cash flows from operating activities:
       Net Income                                                                     $  1,131             $  1,165
Adjustments to reconcile net income to net cash provided by
operating activities:
       Provision for loan losses                                                           158                    0
       Provision for depreciation                                                          118                  121
       Compensation expense associated with exercise of stock options                       17                   17
       Loss on sale of securities available-for-sale                                         0                   59
       Amortization of investment premiums and accretion of discounts, net                 130                   26
       Gain on sale of loans                                                               (14)                 (56)
       Proceeds from sales of loans                                                        742                2,062
       Loans originated for sale                                                          (728)              (2,118)
       Effect of changes in:
            Other assets                                                                  (536)                 185
            Deferred loan fees                                                             (38)                  13
            Other liabilities                                                              853                  986
                                                                                      --------             --------
            Net cash provided by operating activities                                    1,833                1,295
                                                                                      --------             --------

Cash flows from investing activities:
       Proceeds from maturities of available-for-sale securities                         7,970                1,031
       Proceeds from sale of available-for-sale securities                                   0                4,420
       Purchases of available-for-sale securities                                      (12,425)                   0
       Loan origination, net of principal repayments                                    (3,126)              (3,949)
       Purchases of premises and equipment                                                 (18)                 (80)
                                                                                      --------             --------
            Net cash (used) provided by investing activities                            (7,599)               1,422
                                                                                      --------             --------

Cash flows from financing activities:
       Net increase (decrease) in demand deposits and savings                            3,066               (1,791)
       Net increase in certificates of deposit                                           7,077                9,068
       Net increase from other borrowings                                                6,004                    0
       Common stock repurchase transactions                                               (126)              (1,143)
       Common stock options exercised                                                        0                  195
                                                                                      --------             --------
            Net cash provided by financing activities                                   16,021                6,329
                                                                                      --------             --------

Net increase in cash and cash equivalents                                               10,255               10,211

Cash and cash equivalents, beginning of period                                          25,613               19,165
                                                                                      --------             --------

Cash and cash equivalents, end of period                                              $ 35,868             $ 29,376
                                                                                      ========             ========

Supplemental disclosures:
      Cash paid during the period for:
               Income taxes                                                                 60                  102
               Interest                                                                  2,417                1,768

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 2000 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The statements include the accounts of Redding Bancorp ("the Company"), and its wholly owned subsidiaries, Redding Bank of Commerce ("RBC") and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2.      EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months ended March 31, 2001 and 2000.

(Dollars in thousands, except per share data)

                                        Three Months Ended March 31,
                                        ----------------------------
                                          2001               2000
                                        --------            --------
Basic EPS Calculation:
   Numerator (net income)                 $1,131            $1,165
   Denominator (average common             2,876             2,892
     shares outstanding)

Basic earnings per Share                  $ 0.39            $ 0.40

Diluted EPS Calculation:
   Numerator (net income)                 $1,131            $1,165
   Denominator:
   Average common shares                   2,876             2,892
     outstanding
   Options                                   132               140
                                          ------            ------
                                           3,008             3,032

Diluted earnings per Share                $ 0.38            $ 0.38

3.      COMPREHENSIVE INCOME

        The Company's total comprehensive earnings were as follows:

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         2001               2000
                                                       -------            ---------
Net Income as reported                                  $1,131            $ 1,165
Other comprehensive income (net of tax):
Change in unrealized holding
gain (loss) on securities available-for-sale               192                (33)
Reclassification adjustment                                  0                 35
                                                        ------            -------
Total other comprehensive income                           192                  2
Total comprehensive income                              $1,323            $ 1,167
                                                        ======            =======


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

Effective April 1, 2001, the Company has signed a new agreement for credit card services with the ISO. The new pricing of the agreement is .02% of transaction processing compared with the existing contract of .135% of transaction processing. The new pricing takes effect on May 1, 2001. If the new pricing had been in effect for the first quarter ended March 31, 2001, credit card service income, net would have been $320,000 less that the actual amount recorded.

        The following table presents financial information about the Company's reportable segments:

                                               Three Months Ended March 31,
                                               ----------------------------
Net income before taxes allocated to:            2001                2000
                                               --------            --------
Commercial Banking                               $1,296            $1,432
Credit card services                                474               470
                                                 ------            ------
                                                 $1,770            $1,902
                                                 ======            ======

6.      DERIVATIVE AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No.138, issued in June 2000. The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective January 1, 2001. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

7.      BRANCH ACQUISITION

On March 22, 2001, Redding Bank of Commerce, the primary subsidiary of Redding Bancorp, located at 1951 Churn Creek Road, Redding California executed a Branch Purchase and Assumption Agreement with FirstPlus Bank, located at 18302 Irvine Blvd. Tustin, California. The agreement provides for the purchase of the deposit liabilities, assumption of the lease, and purchase of certain fixed assets at net book value of the Citrus Heights office of FirstPlus Bank, located at 6950 Sunrise Blvd. Citrus Heights, California 95610.

The purchase and assumption agreement is subject to the approval of the Federal Deposit Insurance Corporation and Department of Financial Institutions. Applications for such approval were filed on Friday, April 6, 2001. The approval process may take 45 to 60 days to complete. A final closing date will be established upon completion of the approval process.

The purchase consists of approximately 884 deposit accounts of which 165 are savings and the balance are time certificates of deposit, totaling $34,557,000 at December 31, 2000. The deposits are relationships in the common market area of Citrus Heights and Roseville, California where Redding Bank of Commerce has another full service office. The assumption includes the leased facility located at 6950 Sunrise Blvd. Citrus Heights, California 95610. The facility is approximately 4,982 square feet and the monthly rent is $3,240. The lease expires on March 5, 2009.

The purchase offer includes a deposit premium of 2.37% of the deposit liabilities on the date of close. The premium was determined by using branch acquisition modeling techniques and assumed rates of deposit retention and growth, amortization of the deposit premium over ten years, while providing a target return on investment to shareholders. Management believes that the assumptions used to calculate the premium were reasonable. The final pricing of the premium and accounting of premium will be determined at the final closing.

Redding Bank of Commerce will finance the acquisition from its existing capital. There are no plans to raise additional equity or to incur debt to complete this transaction.

Redding Bank of Commerce contemplates that the office will continue to be operated and the current staff will join the Company. There is no relationship between Redding Bank of Commerce and FirstPlus Bank or any of its affiliates, any director or officer of the registrant or any associate of any such director or officer.

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

-       Changes in the securities markets.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the heading "Risk factors that may affect results". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to March 31, 2001. Also discussed are significant trends and changes in the Company's results of operations for the three months ended March 31, 2001, compared to the same period in 2000. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

GENERAL

        Redding Bancorp ("the Company") is a financial services holding company ("FHC") with its principal offices in Redding, California. A financial services holding company may engage in a commercial banking, insurance and securities business and offer other financial products to consumers. The Company currently engages in a general commercial banking business in Redding and Roseville and the counties of El Dorado, Placer, Shasta, and Sacramento, California.

        The Company considers Northern California to be it's major market area. The Company conducts its business through Redding Bank of Commerce ("The Bank"), its principal subsidiary, and Roseville Banking Center, a division of the Bank. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, telephone and Internet banking.

        The primary focus of the Company is to provide services to the business and professional community of its major market area including Small Business Administration ("SBA") loans, commercial building financing, credit card services, payroll and accounting packages and billing programs. The Company does not offer trust services or international banking services and does not plan to do so in the near future.

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

        RESULTS OF OPERATIONS

        The Company reported earnings of $1,131,000, for the quarter ended March 31, 2000. The quarterly earnings represent a 2.92% decrease over the $1,165,000 reported for the same period of 2000. Diluted earnings per share for the first quarter of 2000 were $0.38, compared to $0.38 for the same period of 2000.

        Factors contributing to the decrease in operating results include two prime rate reductions and higher costs of funding which resulted in a decrease in net interest rate spread and margin, resulting in a decrease of $22,000 of net interest income. Provision for loan losses of $158,000 were funded at March 31, 2001 compared with $0 for the same period of 2000. Salary increases are related to the expansion of the Roseville Banking Center facilities and staffing. The Roseville office relocated to new facilities at 1548 Eureka Road, Suite 100, in Roseville, California in mid-December 2000. The office was converted from a loan production facility to a full-service banking facility in June 2000.

        NET INTEREST INCOME

        Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

        For the three months ended March 31, 2001, interest income increased $519,000 (11.1%) over the same period in 2000. Interest expense on deposit accounts and borrowings increased $541,000 (29.9%) over the same three-month period in 2000.


        The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with increases in cost of funding sources resulted in an decrease of $22,000 (0.76%) in net interest income for the three month period ended March 31, 2001 from the same period in 2000. Net interest margin decreased 60 basis points to 4.75% from 5.35% for the same period a year ago. The decrease is a result of two prime interest rate drops and the current higher funding interest rate environment.

        The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.


         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                     Three Months Ended
                                    -------------------------------------------------------------------------------------
                                                March 31, 2001                                  March 31, 2000
                                    --------------------------------------         --------------------------------------
                                     Average                        Yield/          Average                        Yield/
                                     Balance         Interest        Rate           Balance         Interest        Rate
                                    ---------        --------       ------         ---------        --------       ------
Earning Assets
Portfolio Loans                     $ 195,008         $4,552          9.34%        $ 175,875         $4,136          9.41%
Tax Exempt Securities                   2,257             25          4.43%            3,641             40          4.39%
US Government                          24,781            376          6.07%           18,567            254          5.47%
Federal Funds Sold                     16,945            228          5.38%           10,471            145          5.54%
Other Securities                        1,437             25          6.96%            6,750            112          6.64%
                                    ---------         ------          ----         ---------         ------          ----
Average Earning Assets              $ 240,428         $5,206          8.66%        $ 215,304         $4,687          8.71%
                                                      ------                                         ------

Cash & Due From Banks               $  10,431                                      $  10,940
Bank Premises                           5,196                                          5,459
Allowance for Loan Losses              (2,882)                                        (2,973)
Other Assets                            5,234                                          4,927
                                    ---------                                      ---------
Average Total Assets                $ 258,407                                      $ 233,657
                                    =========                                      =========

Interest Bearing Liabilities
Demand Interest Bearing             $  50,087         $  303          2.42%        $  39,869         $  192          1.93%
Savings Deposits                       12,984             95          2.93%           15,037            106          2.82%
Certificates of Deposit               125,559          1,872          5.96%          107,518          1,432          5.33%
Borrowings                              6,079             80          5.26%            4,800             79          6.58%
                                    ---------         ------          ----         ---------         ------          ----
                                      194,709         $2,350          4.83%          167,224         $1,809          4.33%
                                                      ------                                         ------
Non interest  Demand                   32,877                                         37,745
Other Liabilities                       3,210                                          2,979
Shareholder Equity                     27,611                                         25,709
                                    ---------                                      ---------
Average Liabilities and
  Shareholders Equity               $ 258,407                                      $ 233,657
                                    =========                                      =========


Net Interest Income and
  Net Interest Margin                                 $2,856          4.75%                          $2,878          5.35%
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


ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

                                                 March 31, 2001   over   March 31, 2000


                                            Volume                Rate                 Total
                                            ------                -----                -----
Increase (Decrease) In
Interest Income
   Portfolio loans                           $ 447                $ (31)               $ 416
   Tax exempt securities                       (15)                   0                  (15)
   US Government securities                     94                   28                  122
   Federal Funds Sold                           87                   (4)                  83
   Other Securities                            (92)                   5                  (87)
                                             -----                -----                -----
      Total Increase                         $ 521                $  (2)               $ 519
                                             -----                -----                -----

Increase (Decrease) In
Interest Expense
   Interest Bearing Demand                   $  62                $  49                $ 111
   Savings Deposits                            (15)                   4                  (11)
   Certificates of Deposit                     269                  171                  440
   Borrowings                                   17                  (16)                   1
                                             -----                -----                -----
      Total Increase                         $ 333                $ 208                $ 541
                                             -----                -----                -----

Net Increase                                 $ 188                $ 210                $  22
                                             =====                =====                =====

NONINTEREST INCOME

The Company's noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed on March 28, 2001 for a period of four years, which expires on April 1, 2005, and will automatically renew for additional four-year periods unless terminated in advance of the renewal period by CSI upon 90 days written notice or by the Bank upon 30 days prior written notice. The terms of the renewal represent a reduction in earnings on volume from .0135% to .002% effective May 1, 2001. If the new pricing had been in effect for the first quarter ended March 31, 2001, credit card service income, net would have been $320,000 less that the actual amount recorded.


        For the three months ended March 31, 2001 noninterest income increased $56,000 over the same period in 2000. The increase is related to the loss of sale of securities available-for-sale during 2000, no sales of securities took place during the first quarter of 2001.

        Historically the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source.

The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in Thousands)                    Three Months Ended March 31,
                                          ----------------------------
Noninterest Income                         2001                 2000
                                          ------               -------
   Service Charges                          $ 51               $  53
   Credit Card Income, net                   474                 470
   Other Income                              207                 212
   Loss on sale of securities
     available-for-sale                        0                 (59)
                                            ----               -----
Total noninterest income                    $732               $ 676
                                            ====               =====

NONINTEREST EXPENSE

        Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses.

        For the three months ended March 31, 2001, noninterest expense increased $8,000 over the same period in 2000. Salaries and benefits increased $69,000 (7.7%) representing the expansion of the Roseville Banking Center. Professional services decreased by $51,000 (38.4%) due to audit expenses paid during December 2000.

        The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)                  Three Months Ended March 31,
                                        ---------------------------
Noninterest Expense                      2001                 2000
                                        ------               ------
    Salaries and Benefits               $  969               $  900
    Occupancy & Equipment                  225                  268
    Data Processing Fees                    23                   18
    Professional Fees                       82                  133
    Directors Expenses                      47                   58
    Other Expenses                         314                  275
                                        ------               ------
Total Noninterest expense               $1,660               $1,652
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

The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                Three Months Ended March 31,
                                ----------------------------
Income Taxes                     2001                 2000
                                ------               -------
Tax provision                    $639                 $737
Effective tax rate               36.1%                38.8%

        The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company's tax provision is attributable to increases in non-taxable income.

ASSET QUALITY

        The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento and Shasta Counties, California, and the location of the Bank's three full service branches.

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

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)                         March 31, 2001           December 31, 2000
                                               --------------           -----------------
Portfolio Loans
Commercial & Financial                             $ 64,403                 $ 61,069
Real Estate-Construction                             37,199                   37,531
Real Estate-Commercial                               93,834                   94,111
Installment                                             605                      430
Other Loans                                           1,135                    1,395
Less:
       Deferred Loan Fees and Costs                    (203)                    (241)
       Allowance for Loan Losses                     (2,645)                  (2,973)
                                                   --------                 --------
Total Net Loans                                    $194,328                 $191,322
                                                   ========                 ========

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

        Net portfolio loans increased $3.0 million or 1.6% at March 31, 2001 over $191.3 million at December 31, 2000. The portfolio mix remains stable with the mix at December 31, 2000, with commercial and financial loans of approximately 33%, real estate construction of 19% and commercial real estate at 48%.

        Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $52,892 and $801,246 in impaired loans that had impairment allowances of $16,856 and $318,382 as of March 31, 2001 and December 31, 2000, respectively. The reduction in impaired loans during the first quarter 2001 was attributed to payments and recognizing the charge-off of one credit. Additionally, the Company recognized a partial charge-off of a second impaired loan after sale of its underlying collateral.

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)          March 31, 2000     December 31, 2000
                                --------------     -----------------
Non performing assets
Nonaccrual loans                      $53               $801

Other Real Estate Owned                 0                  0

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

        Management believes the assigned risk grades and our methods for managing changes are satisfactory. Management believes the loan portfolio performance has improved as reflected by the stable and low delinquency ratio. Watch list and high-grade loans have increased somewhat over the past year, primarily due to a greater tendency to move more susceptible, although performing, accounts to attention. This minimal increase does not suggest a trend.

        The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)                           Three Months Ended March 31,
                                                ------------------------------
Allowance for Loan & Lease Losses                2001                    2000
                                                ------                  ------
Beginning balance for Loan Losses               $2,974                  $2,972
Provision for Loan Losses                          158                       0
Charge offs:
Commercial                                        (488)                     (0)
Other                                               (0)                     (0)
                                                ------                  ------
Total Charge offs                                 (488)                     (0)

Recoveries:
Commercial                                           1                       2
Real Estate                                          0                       1
                                                ------                  ------
Total Recoveries                                     1                       3

Ending Balance                                  $2,645                  $2,975
ALLL to total loans                               1.34%                   1.68%
Net Charge offs to average loans                 (0.25%)                 (0.01%)

INVESTMENT PORTFOLIO

        Total available-for-sale securities increased $3,573,000 in the first three months of 2001 or 17.0%. The increase represents purchases of $11,204,000 offset by maturities of $8,090,000. The majority of short-term purchases are for the purpose of collateralized repurchase agreements.

LIQUIDITY

        With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, securities available-for-sale and principal and interest payments on loans. With respect to liabilities, the Company's core deposits, shareholders' equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

        Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits.

        The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $60,438,000, or 22.1% of total assets, at March 31, 2001 compared to $46,610,000 or 18.3% of total assets at December 31, 2000.

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

        The following table sets forth the Company's capital ratio as of the dates indicated.

                                                                                         December 31, 2000
                                                 March 31, 2001              ------------------------------------------
                                             ----------------------                                     For Bank to be
Capital Ratio's                              Bank           Company          Bank           Company    well capitalized
                                             -----          -------          -----          -------    ----------------
Total Risk-Based Capital                     14.20%          15.01%          14.11%          15.01%        >10.00%
Tier 1 Capital to Risk-Based Assets          12.98%          13.78%          12.86%          13.75%         >6.00%

Tier 1 Capital to Average Assets             10.82%          11.27%          11.02%          11.52%         >5.00%
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

        To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 2001, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $418,000 and $837,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2000, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $413,000 and $826,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A.

ITEM 5. OTHER INFORMATION

        On March 22, 2001, Redding Bank of Commerce, the primary subsidiary of Redding Bancorp, located at 1951 Churn Creek Road, Redding California executed a Branch Purchase and Assumption Agreement with FirstPlus Bank, located at 18302 Irvine Blvd. Tustin, California. The agreement provides for the purchase of the deposit liabilities, assumption of the lease, and purchase of certain fixed assets at net book value of the Citrus Heights office of FirstPlus Bank, located at 6950 Sunrise Blvd. Citrus Heights, California 95610.

        The purchase and assumption agreement is subject to the approval of the Federal Deposit Insurance Corporation and Department of Financial Institutions. Applications for such approval are scheduled to be filed by Friday, April 6, 2001. The approval process may take 45 to 60 days to complete. A final closing date will be established upon completion of the approval process.

        The purchase consists of approximately 884 deposit accounts of which 165 are savings and the balance are time certificates of deposit, totaling $34,557,000 at December 31, 2000. The deposits are relationships in the common market area of Citrus Heights and Roseville, California where Redding Bank of Commerce has another full service office. The assumption includes the leased facility located at 6950 Sunrise Blvd. Citrus Heights, California 95610. The facility is approximately 4,982 square feet and the monthly rent is $3,240. The lease expires on March 5, 2009.

        The purchase offer includes a deposit premium of 2.37% of the deposit liabilities on the date of close. The premium was determined by using branch acquisition modeling techniques and assumed rates of deposit retention and growth, amortization of the deposit premium over ten years, while providing a target return on investment to shareholders. Management believes that the assumptions used to calculate the premium were reasonable.

        Redding Bank of Commerce will finance the acquisition from its existing capital. There are no plans to raise additional equity or to incur debt to complete this transaction.

        There is no relationship between Redding Bank of Commerce and FirstPlus Bank or any of its affiliates, any director or officer of the registrant or any associate of any such director or officer.

        A copy of the Purchase and Assumption agreement was filed on Form 8-K dated April 6, 2001.

ITEM 6A. EXHIBITS

Ex-27.1. Financial Data table for the period ended March 31, 2001.

ITEM 6B. REPORTS ON FORM 8-K


Form 8-K dated January 30, 2001 announcing 2000 earnings.
Form 8-K dated March 29, 2001 Sixth addendum to Cardservice International
         Agreement.
Form 8-K dated April 6, 2001 Proposed acquisition of deposit liabilities of FirstPlus Bank.

                                   SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)

Date:  April 30, 2001                              /s/ Linda J. Miles
                                                   Linda J. Miles
                                                   Executive Vice President &
                                                   Chief Financial Officer