Form 10-Q
period 2001-06-30
REDDING BANCORP
filed 2001-07-30
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. June 30, 2001: 2,835,511

REDDING BANCORP & SUBSIDIARIES

INDEX TO FORM 10-Q

================================================================================

                                                                                     Page:
PART I.  Financial Information

        Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
          June 30, 2001, December 31, 2000 and June 30, 2000 ............................3

        Consolidated Condensed Statements of Income
          Three and six months ended June 30, 2001 and 2000..............................4

        Consolidated Condensed Statements of Cash Flows
          Six months ended June 30, 2001 and 2000........................................5

        Notes to Consolidated Condensed Financial Statements.............................6

        Item 2. Management's Discussion and Analysis
                Of Financial Condition and Results of Operations.........................8

        Item 3. Quantitative and Qualitative Disclosure about Market Risk...............17

PART II. Other Information

        Item 1. Legal proceedings.......................................................19

        Item 2. Changes in Securities and use of proceeds...............................19

        Item 3. Defaults Upon Senior Securities.........................................19

        Item 4. Submission of Matters to a Vote of Security Holders.....................19

        Item 5. Other Information.......................................................19

        Item 6. Exhibits and Report on Form 8-K.........................................20

SIGNATURES..............................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

                                                              June 30, 2001   Dec 31, 2000   June 30, 2000
                                                              -------------   ------------   -------------
ASSETS

Cash and due from banks                                          $ 13,425       $ 12,603       $  12,606
Federal funds sold                                                 15,630         13,010          12,120
Securities available-for-sale                                      38,515         20,997          19,857
Securities held to maturity (estimated fair value of
  $5,098 at June 30, 2001, $4,972 at December 31, 2000
  and $5,555 at June 30, 2000)                                      5,054          5,007           5,907
Loans, net of the allowance for loan losses of $2,806
  at June 30, 2001, $2,973 at December 31, 2000 and
  $3,034 at June 30, 2000                                         203,048        191,322         180,958
Bank premises and equipment, net                                    5,422          5,287           5,424
Other assets                                                        8,429          6,881           5,822
                                                                 --------       --------       ---------
        Total Assets                                             $289,523       $255,107       $ 242,694
                                                                 ========       ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Demand - noninterest bearing                                  $ 26,079       $ 37,392       $  34,575
   Demand - interest bearing                                       50,523         47,394          40,218
   Savings                                                         15,766         12,496          12,166
   Certificates of deposits                                       155,882        120,754         119,368
                                                                 --------       --------       ---------
        Total Deposits                                            248,250        218,036         206,327

Other borrowings                                                    6,425          5,268           4,800
Other Liabilities                                                   4,728          3,049           3,906
                                                                 --------       --------       ---------
        Total Liabilities                                         259,403        226,353         215,033

Stockholders' Equity:
  Preferred stock no par value, 2,000,000 authorized
    no shares issued and outstanding in 2001 and 2000
  Common Stock, no par value, 10,000,000 shares
    authorized; 2,835,511 shares issued and outstanding at
    June 30, 2001, 2,884,181 at December 31, 2000 and
    2,877,333 at June 30, 2000                                      9,247          9,371           5,154
   Retained Earnings                                               20,764         19,296          22,709
   Accumulated other comprehensive income gain
     (loss), net of tax                                               109             87            (202)
                                                                 --------       --------       ---------
                                                                   30,120         28,754          27,661
                                                                 --------       --------       ---------
        Total Liabilities and Stockholders' Equity               $289,523       $255,107       $ 242,694
                                                                 ========       ========       =========


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                       Three months ended             Six months ended
                                                  June 30, 2001  June 30, 2000  June 30, 2001   June 30, 2000
                                                  -------------  -------------  -------------   -------------
Interest income:
   Interest and fees on loans                        $4,351         $4,404         $ 8,903         $ 8,540
   Interest on securities                               477            377             903             783
   Interest on federal funds sold                       175            221             403             366
                                                     ------         ------         -------         -------
          Total interest income                       5,003          5,002          10,209           9,689
                                                     ------         ------         -------         -------

Interest expense:
   Interest on demand deposits                          229            252             532             444
   Interest on savings                                   91            103             186             209
   Interest on time deposits                          1,890          1,748           3,762           3,180
   Other borrowings                                      55             80             135             159
                                                     ------         ------         -------         -------
          Total interest expense                      2,265          2,183           4,615           3,992
                                                     ------         ------         -------         -------

Net interest income                                   2,738          2,819           5,594           5,697
Provision for loan losses                               149             56             307              56
                                                     ------         ------         -------         -------
Net interest income after provision for
  loan losses                                         2,589          2,763           5,287           5,641
                                                     ------         ------         -------         -------

Non-interest income:
   Service charges on deposit accounts                   55             57             106             110
   Credit card service income, net                      245            454             719             924
   Other income                                         284            204             491             416
   Net gain (loss) on sale of securities
     available-for-sale                                 100              0             100             (59)
                                                     ------         ------         -------         -------
          Total non-interest Income:                    684            715           1,416           1,391
                                                     ------         ------         -------         -------

Non-interest expense:
   Salaries and related benefits                        898            922           1,867           1,822
   Net occupancy and equipment expense                  277            221             502             489
   Data processing and professional services            150            134             255             268
   Other expense                                        394            263             755             613
                                                     ------         ------         -------         -------
          Total non-interest expense                  1,719          1,540           3,379           3,192
                                                     ------         ------         -------         -------

Income before income taxes                            1,554          1,938           3,324           3,840
   Provision for income taxes                           582            698           1,221           1,435
                                                     ------         ------         -------         -------

          Net Income                                 $  972         $1,240         $ 2,103         $ 2,405
                                                     ======         ======         =======         =======

Basic earnings per share                             $ 0.34         $ 0.43         $  0.73         $  0.83
Weighted average shares - basic                       2,849          2,878           2,863           2,886
Diluted earnings per share                           $ 0.33         $ 0.42         $  0.70         $  0.80
Weighted average shares - diluted                     2,978          2,981           2,985           3,015


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                              June 30, 2001    June 30, 2000
                                                                              -------------    -------------
Cash flows from operating activities:
    Net Income                                                                  $  2,103         $  2,405
Adjustments to reconcile net income to net cash provided by
operating activities:
    Provision for loan losses                                                        307               56

    Provision for depreciation                                                       247              249
    Compensation associated with stock options                                        34               34
    Amortization of investment premiums and accretion of discounts, net               14               62
    (Gain) Loss on sale of securities available-for-sale                            (100)              59
    Gain on sale of loans                                                            (40)             (83)
    Proceeds from sales of loans                                                   2,246            4,339
    Loans originated for sale                                                     (2,207)          (4,402)
    Effect of changes in:
        Other assets                                                              (1,548)              69
        Deferred loan fees                                                           (30)             (52)
        Other liabilities                                                          1,679              569
                                                                                --------         --------
        Net cash provided by operating activities                                    602              900
                                                                                --------         --------

Cash flows from investing activities:
    Proceeds from maturities of available-for-sale securities                     13,718            1,876
    Proceeds from sale of available-for-sale securities                            4,942            4,420
    Purchases of available-for-sale securities                                   (36,116)               0
    Loan origination, net of principal repayments                                (12,003)         (10,970)
    Purchases of premises and equipment                                             (382)            (212)
    Proceeds from sales of equipment                                                   0               12
                                                                                --------         --------
        Net cash (used) provided by investing activities                         (29,841)          (4,874)
                                                                                --------         --------

Cash flows from financing activities:
    Net change in deposits                                                        31,371            8,004
    Common stock repurchase transactions                                            (843)          (1,187)
    Common stock options exercised                                                    50              313
                                                                                --------         --------
        Net cash provided by financing activities                                 30,578            7,130

Net increase in cash and cash equivalents                                          3,442            5,561

Cash and cash equivalents, beginning of period                                    25,613           19,165
                                                                                --------         --------

Cash and cash equivalents, end of period                                        $ 29,055         $ 24,726
                                                                                ========         ========

Supplemental disclosures:
    Cash paid during the period for:
        Income taxes                                                               1,006            1,399
        Interest                                                                   4,585            3,853


See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp's 2000 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The statements include the accounts of Redding Bancorp ("the Company"), and its wholly owned subsidiaries, Redding Bank of Commerce ("RBC") and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

Certain amounts as previously reported have been reclassified to conform to the three and six-months ended June 30, 2001 presentation.

2.      EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months and six months ended June 30, 2001 and 2000.

(Dollars in thousands, except per share data)

                                                Three Months Ended               Six Months Ended
--------------------------------------------------------------------------------------------------------
                                           June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
--------------------------------------------------------------------------------------------------------
Basic EPS Calculation:

   Numerator (net income)                     $  972          $1,240          $2,103          $2,405

   Denominator (average common
   shares outstanding)                         2,849           2,878           2,863           2,886

Basic earnings per Share                      $ 0.34          $ 0.43          $ 0.73          $ 0.83

Diluted EPS Calculation:
   Numerator (net income)                     $  972          $1,240          $2,103          $2,405
   Denominator:
   Average common shares outstanding           2,849           2,878           2,863           2,886
   Options                                       129             103             122             129
                                              ------          ------          ------          ------
                                               2,978           2,981           2,985           3,015

Diluted earnings per Share                    $ 0.33          $ 0.42          $ 0.70          $ 0.80
--------------------------------------------------------------------------------------------------------

3.      COMPREHENSIVE INCOME

        The Company's total comprehensive earnings were as follows:

                                                   Three Months Ended               Six Months Ended
-----------------------------------------------------------------------------------------------------------
                                              June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
-----------------------------------------------------------------------------------------------------------
Net Income as reported                            $ 972          $1,240          $2,103          $2,405
Other comprehensive income (net of tax):
Change in unrealized holding
gain (loss) on securities                           (79)             36             109               4
available-for-sale
Reclassification adjustment                           0               0               0              35
                                                  -----          ------          ------          ------
Total other comprehensive income                    (79)             36             109              39
Total comprehensive income                        $ 893          $1,276          $2,212          $2,444
-----------------------------------------------------------------------------------------------------------

4.           SEGMENT REPORTING

        The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an Independent Sales Organization (ISO), pursuant to which the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services. Effective April 1, 2001, the Company has signed a new agreement for credit card services with the ISO. The new pricing of the agreement is .02% of transaction processing compared with the old contract of .135% of transaction processing. The new pricing has taken effect on May 1, 2001.

               The following table presents financial information about the Company's reportable segments:

                                                Three Months Ended               Six Months Ended
--------------------------------------------------------------------------------------------------------
Net income before taxes allocated to:      June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2001
--------------------------------------------------------------------------------------------------------
Commercial Banking                            $1,309          $1,484          $2,605          $2,916
Credit card services                             245             454             719             924
                                              =======         ======          ======          ======
                                              $1,554          $1,938          $3,324          $3,840

6.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of $743,500 at the date of adoption and annual amortization of $51,376 that resulted from business combinations completed prior to the adoption of SFAS 141.

7.      BRANCH ACQUISITION

During the first quarter 2001, the Company executed a Branch Purchase and Assumption Agreement which provides for the purchase of deposit liabilities, assumption of the lease and purchase of certain fixed assets at net book value of a FirstPlus Bank branch located in Citrus Heights, California.

The purchase and assumption agreement was approved by the Federal Deposit Insurance Corporation and Department of Financial Institutions on May 22, 2001. The final closing was consummated on June 15, 2001.

The purchase consisted of approximately 828 deposit accounts of which 172 are savings and the balances are time certificates of deposit, totaling $32,453,369 at June 15, 2001. The deposits are relationships in the common market area of Citrus Heights and Roseville, California where Redding Bank of Commerce has another full service office. The assumption includes a leased facility of approximately 4,982 square feet and monthly rent of $3,240. The lease expires on March 5, 2009.

The purchase includes a premium of 2.37% of the deposit liabilities on the date of close. Management believes that the assumptions used to calculate the premium were reasonable. The final pricing of the premium was $769,144.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to June 30, 2001. Also discussed are significant trends and changes in the Company's results of operations for the three and six months ended June 30, 2001, compared to the same period in 2000. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

GENERAL

        Redding Bancorp ("the Company") is a financial service holding company ("FHC") with its principal offices in Redding, California. A financial service holding company may engage in a commercial banking, insurance and securities business and offer other financial products to consumers. The Company currently engages in a general commercial banking business in Redding and Roseville and the counties of El Dorado, Placer, Shasta, and Sacramento, California.

         The Company considers Northern California to be its major market area. The Company conducts its business through Redding Bank of Commerce ("The Bank"), its principal subsidiary, and Roseville Banking Center, a division of the Bank. The Company has three full-service offices and one focused service office. The focused service concentrates on stable deposit funding. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as business checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, SBA and line of credit loans travelers checks, safe deposit boxes, collection services, telephone and Internet banking, including commercial cash management.

        The Company's goal is to be the premier provider of services to the business and professional community of its major market area including Small Business Administration ("SBA") loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs.

The emphasis is on relationship banking to small and medium sized businesses and professionals with special attention to the asset side of the balance sheet. Other offices may provide "focused" services targeting smaller markets, such as retirement communities that provide a stable source of funding for the commercial activities of the Company.

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

        RESULTS OF OPERATIONS

        The Company reported earnings of $972,000, for the quarter ended June 30, 2000. The quarterly earnings represent a 21.6% decrease over the $1,240,000 reported for the same quarterly period of 2000. Diluted earnings per share for the second quarter of 2001 were $0.33, compared to $0.42 for the same period of 2000. Earnings for the six-month period ended June 30, 2001, were $2,103,000 a 12.6% decrease compared with $2,405,000 for the six months ended June 30, 2000. Diluted earnings per share for the six months ended June 30, 2001 was $0.70, compared to $0.80 for the same period in 2000.

        The primary factors contributing to the decrease in operating results are multiple drops in prevailing interest rates and higher costs of funding which resulted in a decrease in net interest rate spread and margin. The Company's internal financial models indicate that in periods of falling interest rates its net interest margin is expected to decrease while in periods of rising interest rates its margin is expected to increase. In periods of rapid interest rate changes (such as the six declining changes since January 2001), this decrease of net interest margin is magnified by the fact that the Company's assets reprice at a more rapid rate than its liabilities. While the Company's variable rate assets are repriced instantly its variable rate deposit liabilities will reprice at the end of the calendar quarter and fixed rate deposit liabilities will reprice at the next maturity averaging six months.

        Provision for loan losses of $307,000 were provided for the six months ended June 30, 2001 compared with $56,000 for the same period of 2000. Redding Bancorp's allowance for loan losses was 1.36% of total loans at June 30, 2001 and 1.65% at June 30, 2000, while its ratio of non-performing assets to total assets was 0.11% at June 30, 2001, compared to 0.22% at June 30, 2000. The Company had year-to-date net loan charge-offs of $475,000 in 2001 compared to net recoveries of $5,141 in the same period of 2000. Year-to-date net charge offs are attributable to two credits are not believed to be an indication of declining portfolio quality. All other internal measurements of credit quality reflect an improvement in total portfolio credit quality.

        New pricing became effective in the credit card service income on May 1, 2001. The new pricing is a reduction in fee pricing to 2 basis points from 13.5 basis points. Quarterly earnings were $245,000 compared with $454,000 representing at 46.0% decrease over the same quarterly period in 2000. Earnings for the six-month period were $719,000 compared with $924,000 representing a 22.2% decrease over the same six-month period in 2000. Anticipated earnings for 2001 are $1,004,000 compared with actual earnings of $1,875,000 in 2000, a 46% decrease.

         Salary increases are related to the staff expansion of the Roseville Banking Center at Eureka during the first quarter of 2001. The Roseville office relocated to new facilities in Roseville, California in mid-December 2000. The office was converted from a loan production facility to a full-service banking facility in June 2000. The new staffing was procured to achieve deposit growth goals and to formulate and introduce a business lock box product. The lock box product is targeted specifically to large property management associations.

        NET INTEREST INCOME

        Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

        Net interest income declined 2.9% to $2,738,000 in the second quarter 2001, compared with $2,819,000 for the second quarter 2000. Second quarter net interest income was slightly lower than the $2,856,000 for the first quarter of 2001. This reduction in net interest income attributed to interest rate reductions on earning assets (prime rate reductions) experienced during the first half of 2001, coupled with the acquisition of higher cost certificates of deposit. Net interest margin for the second quarter 2001 was 4.60%, compared with 5.20% for the second quarter 2000. The decrease from a year ago is attributable to the decrease in prime rate related earning assets and an increase in the cost of funds over the prior year.

         The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with increases in cost of funding sources resulted in an decrease of $103,000 (1.81%) in net interest income for the six month period ended June 30, 2001 from the same period in 2000.

        The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                            Six Months Ended
                                                           June 30, 2001                         June 30, 2000
                                                           -------------                         -------------
                                                 Average                  Yield/        Average                 Yield/
                                                 Balance      Interest    Rate          Balance     Interest    Rate
Earning Assets
Portfolio Loans                                  $196,693     $ 8,903      9.05%        $178,813     $8,540     9.55%
Tax Exempt Securities                               3,604          78      4.33%           3,410         75     4.40%
US Government                                      25,367         775      6.11%          17,802        484     5.44%
Federal Funds Sold                                 16,373         403      4.92%          12,583        366     5.82%
Other Securities                                      967          50     10.34%           6,476        224     6.92%
                                                 --------     -------     -----         --------     ------     ----
Average Earning Assets                           $243,004     $10,209      8.40%        $219,084     $9,689     8.85%
                                                              -------                                ------

Cash & Due From Banks                            $ 10,884                               $ 10,578
Bank Premises                                       5,196                                  5,451
Allowance for Loan Losses                          (2,810)                                (2,985)
Other Assets                                        7,132                                  4,950
                                                 --------                               --------
Average Total Assets                             $263,406                               $237,078
                                                 ========                               ========

Interest Bearing Liabilities
Demand Interest Bearing                          $ 51,159     $   532      2.08%        $ 41,293     $  444     2.15%
Savings Deposits                                   13,307         186      2.80%          14,187        209     2.95%
Certificates of Deposit                           129,395       3,762      5.81%         111,265      3,180     5.72%
Borrowings                                          6,120         135      4.41%           4,803        159     6.62%
                                                 --------     -------     -----         --------     ------     ----
                                                  199,981     $ 4,615      4.62%         171,548     $3,992     4.65%
                                                              -------                                ------
Non interest  Demand                               31,764                                 36,082
Other Liabilities                                   3,535                                  3,026
Shareholder Equity                                 28,126                                 26,422
                                                 --------                               --------
Average Liabilities and Shareholders Equity      $263,406                               $237,078
                                                 ========                               ========

Net Interest Income and Net Interest Margin                   $ 5,594      4.60%                     $5,697     5.20%
                                                              =======                                ======

        The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

ANALYSIS OF CHANGES IN NET INTEREST INCOME        Six Months Ended        Six Months Ended
(Dollars in thousands)                             June 30, 2001    over   June 30, 2000

                                                 Volume            Rate              Total
                                                 -----             -----             -----
Increase(Decrease) In
Interest Income
   Portfolio loans                               $ 809             $(446)            $ 363
   Tax exempt securities                             4                (1)                3
   US Government securities                        231                60               291
   Federal Funds Sold                               93               (56)               37
   Other Securities                               (285)              111              (174)
                                                 -----             -----             -----
        Total Increase                           $ 852             $(332)            $ 520
                                                 -----             -----             -----

Increase(Decrease) In
Interest Expense
   Interest Bearing Demand                       $ 103             $ (15)            $  88
   Savings Deposits                                (12)              (11)              (23)
   Certificates of Deposit                         527                55               582
   Borrowings                                     (130)              106               (24)
                                                 -----             -----             -----
       Total Increase                            $ 488             $ 135             $ 623
                                                 -----             -----             -----

Net Increase                                     $ 364             $(467)            $ 103
                                                 =====             =====             =====

NONINTEREST INCOME

        The Company's noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement was renewed on March 28, 2001 for a period of four years, which expires on April 1, 2005, and will automatically renew for additional four-year periods unless terminated in advance of the renewal period by CSI upon 90 days written notice or by the Bank upon 30 days prior written notice. The terms of the renewal represent a reduction in earnings on volume from .135% to .02% effective May 1, 2001.

        Credit card income quarterly earnings were $245,000 compared with $454,000 representing at 46.0% decrease over the same quarterly period in 2000. Earnings for the six-month period were $719,000 compared with $924,000 representing a 22.2% decrease over the same six-month period in 2000.

        For the six months, ended June 30, 2001 noninterest income increased $25,000 over the same period in 2000. The increase is attributable to an 18% increase in fees collected from the sales of the Company's non-deposit investment product. During the second quarter 2001, before the acquisition of the Citrus Heights office, available-for-sale investments were sold for liquidity purposes and a gain recognized of $100,000 for the period.

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

                                                                Three Months Ended              Six Months Ended

Noninterest Income                                        June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
--------------------------------------------------------------------------------------------------------------------
   Service Charges                                                 $ 55           $ 57           $106          $ 110
   Credit Card Income, net                                          245            454            719            924
   Other Income                                                     264            204            491            416
   Gain (loss) on sale of securities available-for-sale             100              0            100           (59)
                                                                   ----           ----         ------         ------
Total noninterest income                                           $684           $715         $1,416         $1,391
--------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

        Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses.

        For the quarter ended June 30, 2001, noninterest expense increased $179,000 over the same period in 2000. Occupancy expenses rose by $56,000 (25.3%) as a result of the expansion of the Roseville Banking Center facilities. Professional services increased by $32,000 (34.7%) and represents legal and consulting services used in the purchase and assumption of the Citrus Heights office of FirstPlus Bank.

        For the six months ended June 30, 2001, noninterest expense increased $187,000 over the same six-month period in 2000. Other expenses increased by $148,000 (29.0%) and can be attributed to the additional operational expenses in expanding the Roseville Banking Center, specifically courier, telephone and business development costs.

        The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)

                                  Three Months Ended              Six Months Ended
--------------------------------------------------------------------------------------
Noninterest Expense         June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
--------------------------------------------------------------------------------------
    Salaries and Benefits          $  898         $  922         $1,867         $1,822
    Occupancy & Equipment             277            221            502            489
    Data Processing Fees               25             25             49             43
    Professional Fees                 124             92            206            225
    Directors Expenses                 51             45             97            103
    Other Expenses                    344            235            658            510
                                   ------         ------         ------         ------
Total Noninterest expense          $1,719         $1,540         $3,379         $3,192
--------------------------------------------------------------------------------------

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

(Dollars in thousands)

                                    Three Months Ended                  Six Months Ended
--------------------------------------------------------------------------------------------
Income Taxes                June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
--------------------------------------------------------------------------------------------
Tax provision                       $ 582            $ 698          $ 1,221          $ 1,435
Effective tax rate                  37.5%            36.0%            36.7%            37.4%
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

        The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)                   June 30, 2001        December 31, 2000
                                         -------------        -----------------
--------------------------------------------------------------------------------
Portfolio Loans
--------------------------------------------------------------------------------
Commercial & Financial                        $ 74,300                 $ 61,069
Real Estate-Construction                        37,099                   37,531
Real Estate-Commercial                          92,646                   94,111
Installment                                        659                      430
Other Loans                                      1,360                    1,395
Less:
     Deferred Loan Fees and Costs                 (210)                    (241)
     Allowance for Loan Losses                  (2,806)                  (2,973)
                                              --------                 --------
Total Net Loans                               $203,048                 $191,322
--------------------------------------------------------------------------------

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

        Net portfolio loans increased $11,726,000 or 6.2% at June 30, 2001 over $191,322,000 at December 31, 2000. The portfolio mix remains stable with the mix at December 31, 2000, with commercial and financial loans of approximately 37%, real estate construction of 18% and commercial real estate at 46%.

        Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $33,221 and $801,246 in impaired loans that had impairment allowances of $16,610 and $318,382 as of June 30, 2001 and December 31, 2000, respectively. The reduction in impaired loans during the first quarter 2001 was attributed to payments and recognizing the charge-off of one credit. Additionally, the Company recognized a partial charge-off of a second impaired loan after sale of its underlying collateral.

        The following table sets forth a summary of the Company's nonperforming assets as of the dates indicated:

(Dollars in thousands)                 June 30, 2001     December 31, 2000
                                       -------------     -----------------
----------------------------------------------------------------------------
Non performing assets
----------------------------------------------------------------------------
Nonaccrual loans                                 $33                  $801
Other Real Estate Owned                           0                      0
----------------------------------------------------------------------------

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

(Dollars in thousands)                           Three Months Ended                 Six Months Ended
----------------------------------------------------------------------------------------------------------
Allowance for Loan & Lease Losses        June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
----------------------------------------------------------------------------------------------------------
Beginning balance for Loan Losses               $2,645           $2,975           $2,974           $2,972
Provision for Loan Losses                          149               56              307               56
Charge offs:
Commercial                                          (2)              (0)            (181)              (0)
Real Estate                                         (0)              (0)            (309)              (0)
Other                                               (0)              (0)              (0)              (0)
                                                ------           ------           ------           ------
Total Charge offs                                   (2)              (0)            (490)              (0)

Recoveries:
Commercial                                           4                3                5                5
Real Estate                                         10                0               10                1
                                                ------           ------           ------           ------
Total Recoveries                                    14                3               15                6

Ending Balance                                  $2,806           $3,034           $2,806           $3,034
ALLL to total loans                              1.37%            1.65%            1.37%            1.65%
Net Charge offs to average loans                 0.25%            0.00%            0.25%            0.00%
----------------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO

        Total available-for-sale securities increased $17,518,000 in the six months ending June 30, 2001 or 83.4%. The increase represents purchases of $36,116,000 offset by maturities of $13,718,000 and sales of $4,942,000. The significant purchase of available for sale securities was placed in June 2001 to effectively utilize the increased deposits gained by the acquisition of the Citrus Heights office, until such time as the funds can be deployed in business loans. The investments are primarily short-term U.S. Government agencies and seasoned mortgage backed product.

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

        The Company's liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $67,570,000, or 23.3% of total assets, at June 30, 2001 compared to $46,610,000 or 18.3% of total assets at December 31, 2000.

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

        The following table sets forth the Company's capital ratio as of the dates indicated.

                                        June 30, 2001           December 31, 2000
                                        -------------           -----------------
Capital Ratio's                         Bank   Company       Bank   Company   For Bank to be
                                                                              well capitalized
----------------------------------------------------------------------------------------------
Total Risk-Based Capital               13.64%    14.09%     14.11%    15.01%  > 10.00%

Tier 1 Capital to Risk-Based           12.44%    12.89%     12.86%    13.75%   > 6.00%
Assets

Tier 1 Capital to Average Assets       11.00%    11.39%     11.02%    11.52%   > 5.00%
(Leverage ratio)
----------------------------------------------------------------------------------------------

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

        Because the Bank is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. In periods of rapid interest rate changes, such as the six prime rate reductions during 2001, the decrease of net interest margin is temporarily magnified by the fact that the Company's assets are repriced instantly while deposit liabilities reprice at the next maturity date, averaging six months.

        To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At June 30, 2001, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $542,000 and $1,084,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2000, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $413,000 and $826,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company's financial position.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 annual shareholder meeting of Redding Bancorp was held on Tuesday, May 15, 2001. As previously reported in the preliminary and definitive proxy materials, two items were presented for vote. The first was the reelection of nine nominees for director. The directors passed with 2,452,186 or 85% of the outstanding shares. The second item was the ratification of Deloitte & Touche, LLP as the company's auditors for the year 2001. The ratification passed with 85% of outstanding shares voting in favor of.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6A. EXHIBITS

N/A

ITEM 6B. REPORTS ON FORM 8-K

Form 8-K dated May 30, 2001, Acquisition of Citrus Heights office, FirstPlus Bank Form 8-K dated April 6, 2001 Proposed acquisition of deposit liabilities of FirstPlus Bank.

                      SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REDDING BANCORP
                                  (Registrant)

Date: July 27, 2001                     /s/ Linda J. Miles
                                        Linda J. Miles
                                        Executive Vice President &
                                        Chief Financial Officer