Form 10-Q
period 2001-09-30
REDDING BANCORP
filed 2001-11-06
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25135

REDDING BANCORP
(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1951 Churn Creek Road
Redding, California	96002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (530) 224-3333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date. September 30, 2001: 2,757,527

REDDING BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(Dollar amounts in thousands)

	September 30, 2001	December 31, 2000	September 30, 2000

ASSETS
Cash and due from banks	$14,809	$12,603	$11,438
Federal funds sold	23,400	13,010	23,180
Securities:
Available-for-sale	43,368	20,997	19,676
Held-to-maturity (estimated fair value of $4,702 at September 30, 2001, $4,972 at December 31, 2000 and $5,513 at September 30, 2000)	4,524	5,007	5,613
Loans, net of the allowance for loan losses of $3,189 at September 30, 2001, $2,974 at December 31, 2000 and $3,083 at September 30, 2000	215,658	191,322	184,043
Bank premises and equipment, net	5,343	5,287	5,346
Other assets	8,366	6,881	6,974

TOTAL ASSETS	$315,468	$255,107	$256,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$39,807	$37,392	$39,860
Demand — interest bearing	61,716	47,394	46,670
Savings	17,146	12,496	14,238
Certificates of deposits	156,777	120,754	118,853

Total Deposits	275,446	218,036	219,621
Other borrowings	6,563	5,268	4,189
Other Liabilities	3,721	3,049	3,492

Total Liabilities	285,730	226,353	227,302
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2001 and 2000
Common Stock, no par value, 10,000,000 shares authorized; 2,757,527 shares issued and outstanding at September 30, 2001, 2,884,181 at December 31, 2000 and 2,876,261 at September 30, 2000	9,010	9,371	5,169
Retained Earnings	20,101	19,296	23,919
Accumulated other comprehensive income gain (loss), net of tax	627	87	(120)

	29,738	28,754	28,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,468	$255,107	$256,270

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(Dollars in thousands, except share data)

	Three months ended		Nine months ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Interest income:
Interest and fees on loans	$4,483	$4,483	$13,386	$13,023
Interest on securities	527	346	1,430	1,129
Interest on federal funds sold	259	324	662	690

Total interest income	5,269	5,153	15,478	14,842

Interest expense:
Interest on demand deposits	220	319	752	763
Interest on savings	96	111	282	320
Interest on time deposits	2,085	1,813	5,847	4,993
Other borrowings	40	81	175	240

Total interest expense	2,441	2,324	7,056	6,316

Net interest income	2,828	2,829	8,422	8,526
Provision (credit) for loan losses	(52)	0	255	56

Net interest income after provision for loan losses	2,880	2,829	8,167	8,470

Non-interest income:
Service charges on deposit accounts	53	56	159	166
Credit card service income, net	120	482	839	1,406
Other income	339	192	830	608
Net gain (loss) on sale of securities available-for- sale	0	0	100	(59)

Total non-interest Income:	512	730	1,928	2,121

Non-interest expense:
Salaries and related benefits	1,068	972	2,935	2,794
Net occupancy and equipment expense	309	246	811	735
Data processing and professional services	145	126	400	394
Other expense	342	295	1,097	908

Total non-interest expense	1,864	1,639	5,243	4,831

Income before income taxes	1,528	1,920	4,852	5,760
Provision for income taxes	532	695	1,753	2,130

Net Income	$996	$1,225	$3,099	$3,630

Basic earnings per share	$0.36	$0.43	$1.09	$1.26
Weighted average shares — basic	2,817	2,877	2,844	2,883
Diluted earnings per share	$0.33	$0.41	$1.04	$1.19
Weighted average shares — diluted	3,026	3,005	2,979	3,038

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Dollars in thousands)
Nine months ended September 30, 2001 and 2000

	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net Income	$3,099	$3,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	255	56
Provision for depreciation	398	383
Compensation associated with stock options	50	50
Amortization of investment premiums and accretion of discounts, net	491	175
(Gain) Loss on sale of securities available-for-sale	(100)	59
Gain on sale of loans	(79)	(111)
Proceeds from sales of loans	2,858	4,745
Loans originated for sale	(3,778)	(4,856)
Effect of changes in:
Other assets	(1,485)	(1,084)
Deferred loan fees	(47)	(132)
Other liabilities	672	156

Net cash provided by operating activities	2,334	3,071

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	18,038	4,273
Proceeds from sale of available-for-sale securities	4,942	4,420
Purchases of available-for-sale securities	(44,719)	(1,952)
Loan origination, net of principal repayments	(23,544)	(13,898)
Purchases of premises and equipment	(454)	(267)
Proceeds from sales of equipment	0	12

Net cash (used) provided by investing activities	(45,737)	(7,412)

Cash flows from financing activities:
Net change in deposits	58,705	20,687
Common stock repurchase transactions	(2,833)	(1,202)
Common stock options exercised	127	309

Net cash provided by financing activities	55,999	19,794

Net increase in cash and cash equivalents	12,596	15,453
Cash and cash equivalents, beginning of period	25,613	19,165

Cash and cash equivalents, end of period	$38,209	$34,618

Supplemental disclosures:
Cash paid during the period for:
Income taxes	2,044	2,124
Interest	7,064	6,242

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp’s 2000 Annual Report to Shareholders on SEC Form 10-K. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The statements include the accounts of Redding Bancorp (“the Company”), and its wholly owned subsidiaries, Redding Bank of Commerce (“RBC”) and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

Certain amounts as previously reported have been reclassified to conform to the three and nine-months ended September 30, 2001 presentation.

2. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months and nine months ended September 30, 2001 and 2000.

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Basic EPS Calculation:
Numerator (net income)	$996	$1,225	$3,099	$3,630
Denominator (average common shares outstanding)	2,817	2,877	2,844	2,883
Basic earnings per Share	$0.36	$0.43	$1.09	$1.26
Diluted EPS Calculation:
Numerator (net income)	$996	$1,225	$3,099	$3,630
Denominator:
Average common shares outstanding	2,817	2,877	2,844	2,883
Options	209	128	135	155

	3,026	3,005	2,979	3,038
Diluted earnings per Share	$0.33	$0.41	$1.04	$1.19

3. Comprehensive Income

     The Company’s total comprehensive earnings were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net Income as reported	$996	$1,225	$3,099	$3,630
Other comprehensive income (net of tax):
Change in unrealized holding gain (loss) on securities available-for-sale	519	82	541	(84)
Reclassification adjustment	0	0	0	(37)

Total other comprehensive income	519	82	541	(120)
Total comprehensive income	$1,515	$1,307	$3,640	$3,509

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

     The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended

Net income before taxes allocated to:	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Commercial Banking	$1,408	$1,438	$4,013	$4,354
Credit card services	120	482	839	1,406

	$1,528	$1,920	$4,852	$5,760

6. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002.

7. Stock Repurchase Program

The Board of Directors announced a common stock repurchase program effective September 1, 2001. The program calls for the repurchase of up to 4.50% of the Company’s outstanding shares, or approximately 127,000 shares based on the 2,843,000 shares outstanding as of July 31, 2001. The Board decision reflects management’s confidence in our Company’s future.

     As of September 30, 2001, the Company had repurchased 85,599 shares at an average price of $23.20 per share. These shares have been retired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT.

This quarterly report on Form 10-Q includes forward-looking information, which is subject to the “safe harbor” created by the Securities Act of 1933, and Securities Act of 1934. These forward-looking statements (which involve the Company’s plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

•	Competitive pressure in the banking industry and changes in the regulatory environment.

•	Changes in the interest rate environment and volatility of rate sensitive deposits.

•	The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans.

•	Credit quality deteriorates which could cause an increase in the provision for loan losses.

•	Losses in the Company’s merchant credit card processing business.

•	Asset/Liability matching risks and liquidity risks.

•	Changes in the securities markets.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 under the heading “Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to September 30, 2001. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2001, compared to the same period in 2000. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

General

     Redding Bancorp (“the Company”) is a financial service holding company (“FHC”) with its principal offices in Redding, California. A financial service holding company may engage in a commercial banking, insurance and securities business and offer other financial products to consumers. The Company currently engages in a general commercial banking business in Redding and Roseville and the counties of El Dorado, Placer, Shasta, and Sacramento, California.

     The Company considers Northern California to be its major market area. The Company conducts its business through Redding Bank of Commerce (“The Bank”), its principal subsidiary, and Roseville Banking Center, a division of the Bank. The Company has three full-service offices and one focused service office. The focused service concentrates on stable deposit funding. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as business checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, real estate, SBA and line of credit loans travelers checks, safe deposit boxes, collection services, telephone and Internet banking, including commercial cash management.

     The Company’s goal is to be the premier provider of services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs.

     The emphasis is on relationship banking to small and medium sized businesses and professionals with special attention to the asset side of the balance sheet. Other offices may provide “focused” services targeting smaller markets, such as retirement communities that provide a stable source of funding for the commercial activities of the Company.

     The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services and merchant credit card processing services. Management considers the business of the Company to be divided into two segments: (i) commercial banking and (ii) credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Merchant Services Agreement and the Bank’s agreement to provide credit and debit card processing services for merchants solicited by the Bank who accept credit and debit cards as payments for goods and services.

     Results of Operations

     The Company reported earnings of $996,000, for the quarter ended September 30, 2001. The quarterly earnings represent a 18.69% decrease over the $1,225,000 reported for the same quarterly period of 2000. Diluted earnings per share for the third quarter of 2001 were $0.33, compared to $0.41 for the same period of 2000. Earnings for the nine-month period ended September 30, 2001, were $3,099,000 a 14.63% decrease compared with $3,630,000 for the nine months ended September 30, 2000. Diluted earnings per share for the nine months ended September 30, 2001 was $1.04, compared to $1.19 for the same period in 2000.

     The primary factors contributing to the decrease in operating results are multiple drops in prevailing interest rates and higher costs of funding which resulted in a decrease in net interest rate spread and margin. Since the beginning of this year there have been nine rate drops totaling 4%, a 40-year historical low. The Company’s internal financial models indicate that in periods of falling interest rates its net interest margin is expected to decrease while in periods of rising interest rates its margin is expected to increase. In periods of rapid interest rate changes this decrease of net interest margin is magnified by the fact that the Company’s assets reprice at a more rapid rate than its liabilities. While the Company’s variable rate assets are repriced daily its variable rate deposit liabilities will reprice at the end of the calendar quarter and fixed rate deposit liabilities will reprice at the next maturity averaging six months.

     Provision for loan losses of $255,000 were provided for the nine months ended September 30, 2001 compared with $56,000 for the same period of 2000. Redding Bancorp’s allowance for loan losses was 1.46 % of total loans at September 30, 2001 and 1.65% at September 30, 2000, while its ratio of non-performing assets to total assets was 0.33% at September 30, 2001, compared to 0.65% at September 30, 2000. The Company had year-to-date net loan charge-offs of $41,000 in 2001 compared to net recoveries of $56,000 in the same period of 2000. All other internal measurements of credit quality reflect an improvement in total portfolio credit quality.

     New pricing became effective in the credit card service income on May 1, 2001. The new pricing is a reduction in fee pricing to 2 basis points from 13.5 basis points. Quarterly earnings were $120,000 compared with $482,000 representing at 75.10% decrease over the same quarterly period in 2000. Earnings for the nine-month period were $839,000 compared with $1,406,000 representing a 40.33% decrease over the same nine-month period in 2000. Anticipated earnings for 2001 are $959,000 compared with actual earnings of $1,875,000 in 2000, a 49.85% decrease.

     Salary increases are related to the staff expansion of the Roseville Banking Center at Eureka during the first quarter of 2001 and the acquisition of the Roseville Banking Center at sunrise during the second quarter 2001. The Roseville at Eureka office relocated to new facilities in Roseville, California in mid-December 2000. The office was converted from a loan production facility to a full-service banking facility in June 2000. The new staffing was procured to achieve deposit growth goals and to formulate and introduce a business lock box product. The lock box product is targeted specifically to large property management associations.

     In June 2001, the Company completed an acquisition of the FirstPlus Bank office at Citrus Heights, California and renamed the facility Roseville Banking Center at Sunrise. The facility is a focused deposit gathering office targeting a retirement community. The purchase consisted of approximately 828 deposit accounts of which 172 are savings and the balances are time certificates of deposit, totaling $32,453,369 at June 15, 2001. The deposits are relationships in the common market area of Citrus Heights and Roseville, California where Redding Bank of Commerce has another full service office. The assumption includes a leased facility of approximately 4,982 square feet and monthly rent of $3,240. The lease expires on March 5, 2009.

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

     Net interest income declined 0.04% to $2,828,000 in the third quarter 2001, compared with $2,829,000 for the third quarter 2000. This reduction in net interest income attributed to interest rate reductions on earning assets (prime rate reductions) experienced during the first half of 2001, coupled with the acquisition of higher cost certificates of deposit. The reduction attributed to rate reductions was offset by the volume of new earning assets during the period. Net interest margin for the third quarter 2001 was 4.40%, compared with 5.11% for the third quarter 2000. The decrease from a year ago is attributable to the decrease in rate related earning assets and an increase in the cost of funds over the prior year.

     The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, coupled with increases in cost of funding sources resulted in an decrease of $104,000 (1.23%) in net interest income for the nine month period ended September 30, 2001 from the same period in 2000.

     The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Nine Months Ended

	September 30, 2001			September 30, 2000

			Yield/	Average		Yield/
	Average Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets
Portfolio Loans	$200,771	$13,386	8.89%	$180,256	$13,023	9.63%
Tax Exempt Securities	4,325	139	4.29%	3,271	108	4.40%
US Government	28,585	1,226	5.72%	23,154	978	5.63%
Federal Funds Sold	20,678	662	4.27%	15,096	690	6.09%
Other Securities	778	65	11.14%	540	43	10.62%

Average Earning Assets	$255,137	$15,478	8.09%	$222,317	$14,842	8.90%

Cash & Due From Banks	$11,448			$10,539
Bank Premises	5,260			5,427
Allowance for Loan Losses	(2,871)			(3,007)
Other Assets	7,627			4,967

Average Total Assets	$276,601			$240,243

Interest Bearing Liabilities
Demand Interest Bearing	$53,517	$752	1.87%	$40,764	$763	2.50%
Savings Deposits	14,242	282	2.64%	13,654	320	3.12%
Certificates of Deposit	139,143	5,847	5.60%	116,649	4,993	5.71%
Borrowings	6,451	175	3.62%	4,755	240	6.73%

	213,353	$7,056	4.41%	175,822	$6,316	4.79%

Non interest Demand	31,651			36,314
Other Liabilities	3,452			1,164
Shareholder Equity	28,145			26,943

Average Liabilities and Shareholders Equity	$276,601			$240,243

Net Interest Income and Net Interest Margin		$8,422	4.40%		$8,526	5.11%

     The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

Analysis of Changes in Net Interest Income

	Nine Months Ended Nine Months Ended
(Dollars in thousands)	September 30, 2001 over September 30, 2000

	Volume	Rate	Total

Increase(Decrease) In
Interest Income
Portfolio loans	$1,368	$(1,005)	$363
Tax exempt securities	34	(3)	31
US Government securities	233	15	248
Federal Funds Sold	179	(207)	(28)
Other Securities	20	2	22

Total Increase	$1,834	$(1,198)	$636

Increase(Decrease) In
Interest Expense
Interest Bearing Demand	$179	$(190)	$(11)
Savings Deposits	12	(50)	(38)
Certificates of Deposit	945	(91)	854
Borrowings	46	(111)	(65)

Total Increase	$1,182	$(442)	$740

Net Increase	$652	$(756)	$(104)

Noninterest Income

     The Company’s noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. In April 1993, the Bank entered into an agreement (the “Merchant Services Agreement”) with Cardservice International, Inc. (“CSI”), an independent sales organization (“ISO”) and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa® or MasterCard® system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement was renewed on March 28, 2001 for a period of four years, which expires on April 1, 2005, and will automatically renew for additional four-year periods unless terminated in advance of the renewal period by CSI upon 90 days written notice or by the Bank upon 30 days prior written notice. The terms of the renewal represent a reduction in earnings on volume from .135% to .02% effective May 1, 2001.

     Credit card income quarterly earnings were $120,000 compared with $482,000 representing at 75.10% decrease over the same quarterly period in 2000. Earnings for the nine-month period were $839,000 compared with $1,406,000 representing a 40.33% decrease over the same nine-month period in 2000.

     For the nine months, ended September 30, 2001 total noninterest income decreased $193,000 over the same period in 2000. The decrease in credit card income is partially offset by an increase of $222,000 or 36.5% attributable to an increase in fees collected from the sales of the Company’s non-deposit investment product.

     Historically the Company’s service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company’s philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source.

The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Nine Months Ended

Noninterest Income	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Service Charges	$53	$56	$159	$166
Credit Card Income, net	120	482	839	1,406
Other Income	339	192	830	608
Gain (loss) on sale of securities available-for-sale	0	0	100	(59)

Total noninterest income	$512	$730	$1,928	$2,121

Noninterest Expense

     Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses.

     For the quarter ended September 30, 2001, noninterest expense increased $225,000 or 12.07% over the same period in 2000. Occupancy expenses rose by $63,000 (25.6%) as a result of the expansion of the two Roseville Banking Center facilities. Other operating expenses rose $47,000 or 15.9% representing office and support costs for the Roseville facilities.

     For the nine months ended September 30, 2001, noninterest expense increased $412,000 or 7.86% over the same nine-month period in 2000. Other expenses increased by $76,000 (10.34%) and can be attributed to the additional operational expenses in expanding the Roseville Banking Center, specifically courier, telephone, office supplies, postage and business development costs.

     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)
	Three Months Ended		Nine Months Ended

Noninterest Expense	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Salaries and Benefits	$1,068	$972	$2,935	$2,794
Occupancy & Equipment	309	246	811	735
Data Processing Fees	29	21	77	63
Professional Fees	116	105	323	331
Directors Expenses	53	45	151	148
Other Expenses	289	250	946	760

Total Noninterest expense	$1,864	$1,639	$5,243	$4,831

Income Taxes

     The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)
	Three Months Ended		Nine Months Ended

Income Taxes	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Tax provision	$532	$695	$1,753	$2,130
Effective tax rate	34.82%	36.2%	36.13%	37.0%

     The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company’s tax provision is attributable to increases in non-taxable income.

Asset Quality

     The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento and Shasta Counties, California, and the location of the Bank’s three full service branches.

     The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	September 30, 2001	December 31, 2000

Portfolio Loans
Commercial & Financial	$78,148	$61,069
Real Estate-Construction	46,026	37,531
Real Estate-Commercial	93,393	94,111
Installment	425	430
Other Loans	1,049	1,396
Less:
Deferred Loan Fees and Costs	(194)	(241)
Allowance for Loan Losses	(3,189)	(2,974)

Total Net Loans	$215,658	$191,322

     The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (i) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well secured and in the process of collection). (ii) Management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

     Net portfolio loans increased $24,336,000 or 12.72% at September 30, 2001 over $191,322,000 at December 31, 2000. The portfolio mix remains stable with the mix at December 31, 2000, with commercial and financial loans of approximately 36%, real estate construction of 21% and commercial real estate at 43%.

     Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $290,858 and $801,246 in impaired loans that had impairment allowances of $21,424 and $318,382 as of September 30, 2001 and December 31, 2000, respectively.

     The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	September 30, 2001	December 31, 2000

Non performing assets
Nonaccrual loans	$10	$801
Other Real Estate Owned	0	0

Allowance for Loan and Lease Losses (ALLL)

     The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

     Similarly, the adequacy of the ALLL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of (i) economic conditions, (ii) borrowers’ financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

     The ALLL is a general reserve available against the total loan portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

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

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended

Allowance for Loan & Lease Losses	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Beginning balance for Loan Losses	$2,806	$3,034	$2,974	$2,972
Provision (credit) for Loan Losses	(51)	0	255	56
Charge offs:
Commercial	(11)	(0)	(191)	(0)
Real Estate	(0)	(0)	(309)	(0)
Other	(0)	(0)	(0)	(0)

Total Charge offs	(11)	(0)	(500)	(0)
Recoveries:
Commercial	4	47	9	53
Real Estate	441	2	451	2

Total Recoveries	445	49	460	55
Ending Balance	$3,189	$3,083	$3,189	$3,083
ALLL to total loans	1.46%	1.65%	1.46%	1.65%
Net Charge offs to average loans	0.02%	0.00%	0.02%	0.00%

Investment Portfolio

     Total available-for-sale securities increased $22,371,000 in the nine months ending September 30, 2001 or 106.5% compared to December 31, 2000. The increase represents purchases of $44,719,000 offset by maturities of $18,038,000 and sales of $4,942,000.

Liquidity

     With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, securities available-for-sale and principal and interest payments on loans. With respect to liabilities, the Company’s core deposits, shareholders’ equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

     Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits.

     The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $81,577,000, or 25.86% of total assets, at September 30, 2001 compared to $46,610,000 or 18.27% of total assets at December 31, 2000.

Capital Adequacy

     Overall capital adequacy is monitored on a day-to-day basis by the Company’s management and reported to the Company’s Board of Directors on a monthly basis. The Bank’s regulators measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

     This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALLL).

     The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALLL.

     The following table sets forth the Company’s capital ratio as of the dates indicated.

	September 30,		December 31,
	2001		2000

					For Bank to be well
Capital Ratio's	Bank	Company	Bank	Company	capitalized

Total Risk-Based Capital	11.39%	12.75%	14.11%	15.01%	> 10.00%
Tier 1 Capital to Risk-Based Assets	10.14%	11.50%	12.86%	13.75%	> 6.00%
Tier 1 Capital to Average Assets (Leverage ratio)	9.28%	10.41%	11.02%	11.52%	> 5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the fair market value of interest earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Because the Company’s interest-bearing liabilities and interest-earning assets are with the Bank, the Company’s interest rate risk exposure is in connection with the operations of the Bank. Consequently, all significant interest rate risk management procedures are performed at the Bank level.

     Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The fundamental objective of the Company’s management of its assets and liabilities is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company’s management.

     The Company manages its exposure to interest rate risk through adherence to maturity, pricing and asset mix policies and procedures designed to mitigate the impact of changes in market interest rates. The Bank’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.

     The formal policies and practices adopted by the Bank to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 and 200 basis points.

     Because of the Bank’s capital position and noninterest-bearing demand deposit accounts, the Bank is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company’s net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company’s net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates.

     Because the Bank is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. In periods of rapid interest rate changes, such as the six prime rate reductions during 2001, the decrease of net interest margin is temporarily magnified by the fact that the Company’s assets are repriced instantly while deposit liabilities reprice at the next maturity date, averaging six months.

     To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At September 30, 2001, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $526,000 and $1,052,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2000, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $413,000 and $826,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company’s financial position.

     The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the annual net interest income of the Bank. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and (iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ when actual customer and management behavior and ratios differ from the assumptions utilized by management in its model. In addition, the model has limited usefulness for the measurement of the effect on annual net interest income resulting from rate changes other than 100 basis points. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigates the impact of rate changes more than 100 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the Bank’s mix and level of rate-sensitive assets and liabilities will have on the Company’s net interest income.

PART II. Other Information

Item 1. Legal proceedings

The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Changes in securities and use of proceeds

N/A

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6A. Exhibits

N/A

Item 6B. Reports on Form 8-K

Form 8-K dated September 27, 2001, Exhibit 10. Employment contracts.
Form 8-K dated September 21, 2001 Cash dividend announcement.
Form 8-K dated August 24, 2001 Treasury repurchase announcement.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date: November 6, 2001	/s/ Linda J. Miles Linda J. Miles Executive Vice President & Chief Financial Officer