Form 10-K
period 2001-12-31
REDDING BANCORP
filed 2002-02-22
CIK 702513

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $39,298,646 as of December 31, 2001 which was calculated based on the last reported sale of the Company's Common Stock prior to December 31, 2001. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of December 31, 2001, there were 2,703,457 shares of the Registrant's common stock outstanding.

                       Documents Incorporated By Reference

        Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2002 Annual Meeting of Shareholders.

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

            General

            Redding Bancorp (the "Company") is a financial services holding company ("FHC") registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the "Bank"). The Company elected to change to a FHC in 2000. As a financial services holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Company's principal business is to serve as a holding company for the Bank and Redding Service Corporation, a California corporation formed in 1993 for the purpose of processing trust deeds, and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company's principal source of income is dividends from its subsidiaries. The Company conducts its corporate business operations at the offices of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California and within two industry segments, general banking and credit card processing.

            The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates three full service branches and one focused-service deposit facility. The Company established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Company relocated the loan production office to 2400 Professional Drive in Roseville, California. On March 1, 1994, the Bank received a certificate of authority to open a second full-service branch at 1951 Churn Creek Road in Redding, California. On June 30, 2000, the Bank received a certificate of authority to convert the loan production office in Roseville to a full service banking facility under the name Roseville Banking Center, a division of Redding Banking of Commerce. On June 15, 2001 the Bank acquired the deposit liabilities of FirstPlus Bank at Citrus Heights, California and has renamed the facility Roseville Banking Center at Sunrise, a division of Redding Bank of Commerce. On February 22, 2002, the Eureka office will locate to its permanent location at 1504 Eureka Road, Suite 100, Roseville, California. At this time the office will be renamed Roseville Bank of Commerce. The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Upstate California to be the major market area of the Bank.

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

            Most of the Bank's customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank's deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank's principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See "-Risk Factors That May Affect Results-Dependence on Real Estate." A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans.

            The commercial loan portfolio of the Bank consists of a mix of revolving credit facilities and intermediate term loans. The loans are generally made for working capital, asset acquisition and business expansion purposes and are generally secured by a lien on the borrowers' assets. The Bank also makes unsecured loans to borrowers who meet the Bank's underwriting criteria for such loans. The Bank manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic and appropriate adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The primary sources of repayment of the commercial loans of the Bank are the borrower's conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment.

            The principal factors affecting the Bank's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages risk through its underwriting criteria, which includes strategies to match the borrower's cash flow to loan repayment terms, and periodic evaluations of the borrower's operations. The Bank's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Bank.

            The real estate construction loan portfolio of the Bank consists of a mix of commercial and residential construction loans, which are principally secured by the underlying project. The real estate construction loans of the Bank are predominately made for projects, which are intended to be owner occupied. The Bank also makes real estate construction loans for speculative projects. The principal sources of repayment of the Bank's construction loans are sale of the underlying collateral or permanent financing provided by the Bank or another lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower's equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns. See "-Risk Factors That May Affect Results-Lending Risks Associated with Commercial Banking and Construction Activities." The Bank manages its credit risk associated with real estate construction lending by establishing maximum loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Bank requires a loan-to-value ratio of no more than 80% on single-family residential construction loans.

            The commercial and residential real estate mortgage loan portfolio of the Bank consists of loans secured by a variety of commercial and residential real property. The Bank makes real estate mortgage loans for both owner-occupied properties and investor properties. The Bank's underwriting criteria for loans to investors is generally more conservative and such loans constitute a smaller percentage of the Bank's commercial and residential real estate loan portfolio. The principal source of repayment of the real estate loans of the Bank is the Borrower's operating cash flow.

            Similar to commercial loans, the principal factors affecting the Bank's risk of loss in real estate mortgage lending include the borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower's cash flow to loan repayment terms. Approximately 90% of the residential real estate mortgage loans originated at the Bank are sold in the secondary market.

            The specific underwriting standards of the Bank and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Bank's underwriting criteria is designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Bank contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more owners of its corporate borrowers.

            In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed in April 2001 for a period of four years. Effective April 1, 2001, pricing of the contract renewal is .002 percent of transaction processing and one-half of the earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. The Company has been successful in pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Bank of Commerce at Eureka, acquisition of the Sunrise location and projecting aggressive growth in the loan markets.

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

             Redding Bank of Commerce's overall fraud ratio met and complied with the Visa requirement. Other Visa changes announced included the requirement that total processing volume in certain high-risk categories (as defined by Visa) is less than 20% of total processing volume.

                           Supervision and Regulation
Regulation and Supervision of Bank Holding Companies

            The Company is financial services holding company subject to the Financial Holding Company Act ("FHCA"). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

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

            Under the FHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or financial services holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

            A financial services holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, therefore creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations if the laws of such state permit such de novo branching.

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

            The FRB generally prohibits a financial services holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position.

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

            Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit).

             Subject to certain limitations, depository institution subsidiaries of financial services holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount more than the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

            Comprehensive amendments to Regulation Y became effective in 1997, and are intended to improve the competitiveness of financial services holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a financial services holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

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

            To qualify as "well-managed": (i) each of its lead depository institutions and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory, (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

            Bank Regulation and Supervision

            The Bank is a California chartered bank insured by the Federal Deposit Insurance Corporation (the "FDIC"), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the FDIC. As a non-member of the Federal Reserve System, the primary federal regulator of the Bank is the FRB. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements.

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

            California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the bank deposit insurance fund.

            The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

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

            In determining the capital level a bank is required to maintain, the federal banking agencies do not, in all respects, follow accounting principles generally accepted in the United States of America ("GAAP") and have special rules which have the effect of reducing the amount of capital that will be recognized for purposes of determining the capital adequacy of a bank.

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

             In general, a qualifying institution is one that is well capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

            In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

            As of December 31, 2001, the Company's and the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 2001.

                                                    The Company
                                ---------------------------------------------------------
                                             Actual          Minimum Capital Requirement
                                --------------------------   ----------------------------
Leverage .............          $27,247,887           9.38%            4.0%
Tier 1 Risk-Based ....           27,247,887          11.08             4.0
Total Risk-Based .....           30,323,015          12.33             8.0

                                                 Redding Bank of Commerce
                                --------------------------------------------------------------
                                            Actual                     Well          Minimum
                                -------------------------          Capitalized       Capital
                                  Capital            Ratio         Requirement     Requirement
                                -----------          -----         -----------     -----------
Leverage .............          $26,883,167           9.38%            5.0%            4.0%
Tier 1 Risk-Based ....           26,883,167          10.93             6.0             4.0
Total Risk-Based .....           29,958,295          12.18            10.0             8.0

            Banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is a part of the institution's regular safety and soundness examination. Banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a banks capital adequacy.

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

            Safety and Soundness Standards

            FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting, documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

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

            Recently Enacted Legislation

            On November 12, 1999, former President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the affiliation provisions of the Glass-Steagall Act: Section 20, that restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, that restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Services Holding Company.

The law also:

- broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

- provides an enhanced framework for protecting the privacy of the consumer information;

- adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

- modifies the laws governing the implementation of the Community Reinvestment Act; and

- addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

            The Company does not expect the Financial Services Modernization Act to have a material effect on operations. To the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience even further consolidation. The Financial Services Modernization Act is intended to grant community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. This act may have the results of increasing the amount of competition from larger institutions and other types of companies offering financial products.

            The Company filed for and was approved as a Financial Services Holding Company in April 2000. Financial Services Holding Companies may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are complementary to activities that are financial in nature. "Financial in nature" activities include: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agencies; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Privacy

            Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

- initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

-       annual notices of their privacy policies to current customers; and

- a reasonable method for customers to "opt-out" of disclosures to nonaffiliated third parties.

            The rules wee effective November 13, 2000, but compliance was optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. There has been no material impact on the Company's financial condition or results of operations as a result of compliance with the privacy provisions.

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

            Among the competitive advantages, that major banks have is their ability to finance wide ranging advertising campaigns and to allocate their investment assets into investments of higher yield and demand. Such institutions offer certain services such as trust services and international banking services that are not offered directly by the Bank (but are offered indirectly through correspondent relationships). Because of their greater total capitalization, major banks have substantially higher legal lending limits than the Bank.

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

            With respect to its credit card processing services, the Bank competes with other banks, independent sales organizations ("ISOs") and other nonbank processors. Many of these competitors are substantially larger than the Bank. The bank competes on the basis of price, the availability of products and services, the quality of customer service, support, and transaction processing speed. The majority of the Bank's contracts with merchants are cancelable at will or on short notice or provide for renewal at frequent periodic intervals and, accordingly, the Bank regularly rebids such contracts. This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increase transaction volume in order to maintain acceptable profit margins. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry.

             Consolidation will enable certain of the Company's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company.

            Employees

            As of December 31, 2001, the Company employed 103 persons. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

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

            Lending Risks Associated with Commercial Banking and Construction Activities

            The business strategy of the Bank is to focus on commercial and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

            Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company's financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

            Dependence on Real Estate

            At December 31, 2001, approximately 80% of the loans of the Bank were secured by real estate. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by any economic recession and any resulting adverse impact on the real estate market in Upstate California such as that experienced during the early years of this decade. See "-Economic Conditions and Geographic Concentration."

            The Bank's primary lending focus has historically been commercial real estate, construction and, to a lesser extent, commercial lending. At December 31, 2001, commercial real estate and construction loans comprised approximately 44% and 21%, respectively, of the total loans in the portfolio of the Bank. At December 31, 2001, all of the Bank's real estate mortgage and construction loans, and approximately 40% of its commercial loans, were secured fully or in part by deeds of trust on underlying real estate. The Bank's dependence on real estate increases the risk of loss in the loan portfolio of the Bank and its holdings of other real estate owned if economic conditions in Upstate California deteriorate in the future. Deterioration of the real estate market in Upstate California would have a material adverse effect on the Company's business, financial condition and results of operations. See "-Economic Conditions and Geographic Concentration."

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

            Interest Rate Risk

            The income of the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank's interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank's interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Bank's capital position and non-interest-bearing demand deposit accounts, the Bank is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Quantitative and Qualitative Disclosure about Market Risk."

            Merchant Credit Card Processing Services

            The Bank's fee income from merchant processing services represented approximately 4.1%, 8.2% and 9.4% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively. In addition, contract deposit relationships with the merchants in the portfolio of the Bank and CSI represented approximately 3.3% of the Bank's total deposits as of December 31, 2001.

            In April 1993, the Bank entered into an agreement (the "Merchant Services Agreement") with Cardservice International, Inc. ("CSI"), an independent sales organization ("ISO") and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was on April 1, 2001. Effective April 1, 2001, pricing of the contract renewal is .002 percent of transaction processing and one-half of the earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing.

            The Company has been successful in pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Bank of Commerce, acquisition of the Citrus Heights office, and projecting aggressive growth in the loan markets.

            See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

            Chargebacks and Payment Risks Associated with Merchant Processing Services

            The Bank is subject to the Card Association Rules in processing credit and debit card transactions. In the event of certain types of billing disputes between a cardholder and a merchant, the processor of the transaction assists the merchant in investigating and resolving the dispute. If the dispute is not resolved in favor of the merchant, the transaction is "charged back" to the merchant and that amount is credited or otherwise refunded to the cardholder. If the processor is unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the processor for the chargeback, the processor bears the loss for the amount of the refund paid to the cardholder. Pursuant to the Merchant Services Agreement, CSI has agreed to indemnify the Bank against losses incurred in connection with credit card transactions generated by merchants in CSI's portfolio. In addition, pursuant to the Merchant Services Agreement, CSI is required to maintain a general account with the Bank and has granted the Bank a security interest in such account to secure CSI's obligations under the Merchant Services Agreement.

             The balances required to be maintained by CSI in general account constitute a small percentage of the dollar volume of transactions processed by the Bank each month. In the event that the funds in accounts maintained by CSI are not sufficient to cover chargebacks and refund payments to cardholders and CSI is unable to reimburse the Bank for such deficiencies, the Bank would bear the loss which could have a material adverse effect on the Company's financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income."

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

            Potential Volatility of Deposits

            At December 31, 2001, time certificates of deposit in excess of $100,000 represented approximately 25% of the dollar value of the total deposits of the Bank. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits would adversely affect the liquidity of the Bank, profitability, business prospects, results of operations and cash flows.

            Dividends

            Because the Company conducts no other significant activity than the management of its investment in the Bank, the Company is dependent on the Bank for income. The ability of the Bank to pay cash dividends in the future depends on the profitability, growth and capital needs of the Bank. In addition, the California Financial Code restricts the ability of the Bank to pay dividends. No assurance can be given that the Company or the Bank will pay any dividends in the future or, if paid, such dividends will not be discontinued.

See "-Supervision and Regulation-Supervision and Regulation of Bank Holding Companies" and "-Supervision and Regulation-Restrictions on Dividends and Other Distributions."

            Competition

            In California generally, and in the Company's primary market area specifically, major banks and brokerage firms dominate the financial services industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank do. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services, which traditionally, were offered only by banks. In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank's customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the borrowers of the Bank may face financial difficulties and be more receptive to offers from the Bank's competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders. See "-Competition" page 12

            Competition in the merchant processing industry is intense. The Bank competes with other banks, ISOs and other nonbank processors. Many of these competitors are substantially larger than the Bank. The Bank competes on the basis of price, the availability of products and services, the quality of customer service and support and transaction processing speed. The majority of the Bank's contracts with merchants are cancelable at will or on short notice or provides for renewal at frequent periodic intervals and, therefore, the Bank regularly rebids such contracts.

            This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increased transaction volume in order to maintain acceptable profit margins. If the Bank is not able to maintain acceptable profit margins, it could be forced to discontinue merchant processing services, which would have a material adverse effect on the Company's results of operations and cash flows. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry. Consolidation will enable certain of the Bank's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Bank. No assurance can be given that the Bank or any ISO for which the Bank performs clearing bank services will be able to compete successfully for merchant processing business in the future. See "-Competition"- page 12

            Government Regulation and Legislation

            The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See "-Supervision and Regulation."

            Economic Conditions and Geographic Concentration

            The Company's operations are located and concentrated primarily in Upstate California, particularly the counties of Butte, El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2001, approximately 80% of the Bank's loan portfolio consisted of real estate related loans, all of which were related to collateral located in Upstate California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.

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

            Reliance on Key Employees and Others

            As of December 31, 2001, the Company and its subsidiaries employed in the aggregate 103 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company's business, financial condition and results of operations. The Company does maintain life insurance with respect to two of its officers with regard to a salary continuation plan.

            Adequacy of Allowance for Loan and Other Real Estate Losses

            The Bank's allowance for estimated losses on loans was approximately $3.2 million, or 1.5% of total loans, and 10.97% of total nonperforming loans at December 31, 2001. Material future additions to the allowance for estimated losses on loans might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Bank deteriorates.

             In addition, future additions to the Bank's allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank's other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank's foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank's allowance for estimated losses on loans and the carrying value of its assets. The Bank was most recently examined by the FDIC and the DFI in this regard during the second quarter of 2001. Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan Losses (ALL)."

            Certain Ownership Restrictions under California and Federal Law

            Federal law prohibits a person or group of persons "acting in concert" from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days, the period during which such a disapproval may be issued. An acquisition may be made before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the Common Stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquiror that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company's Common Stock, or such lesser number of shares as constitute control. See "-Supervision and Regulation-Regulation and Supervision of Bank Holding Companies."

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

            Shares Eligible for Future Sale

            As of December 31, 2001, the Company had 2,703,457 shares of Common Stock outstanding, of which 1,827,844 shares are eligible for sale in the public market without restriction. 875,613 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Future sales of substantial amounts of the Company's Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire up to 427,850 shares of the outstanding shares of Common Stock at exercise prices ranging from $8.25 to $20.00 have been issued to directors and certain employees of the Company under the Company's 1998 Stock Option Plan, and options to acquire up to an additional five percent, approximately 135,000 shares of the outstanding shares at an exercise price of not less than 85% of the market value of the Company's Common Stock on the date of grant are reserved for issuance under the plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company's Common Stock.

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

            Environmental Risks

            The Bank, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substance or waste, contaminants or pollutants could exist on such properties. The Bank may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Bank may not have adequate remedies against the prior owners or other responsible parties to recover its costs. Finally, the Bank may find it difficult or impossible to sell the affected properties either before or following any such removal.

             In addition, the Bank may be considered liable for environmental liabilities concerning its borrowers' properties, if, among other things, it participates in the management of its borrowers' operations. The occurrence of such an event could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

            Dilution

            The Company has issued options to purchase shares of the Company's Common Stock at prices equal to 85% of the fair market value of the Company's Common Stock on the date of grant. As of December 31, 2001, the Company had outstanding options to purchase an aggregate of 427,850 shares of Common Stock at exercise prices ranging from $8.25 to $20.00 per share, or a weighted average exercise price per share of $9.87. To the extent such options are exercised, shareholders of the Company will experience dilution. The Company established a Treasury Repurchase program to mitigate the effects of dilution. The program authorizes a systematic approach to repurchasing shares over a seven-year ramp.

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

            The Company's Roseville Bank of Commerce office is located on the first floor of a three-story building with approximately 4,656 square feet of space located at 1548 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring in November 30, 2005. The Company's Roseville Banking Center at Sunrise office is a free standing building with approximately 4,982 square feet of space located at 6950 Sunrise Boulevard, Citrus Heights. The Company subleases the space from Wells Fargo Bank expiring on March 5, 2009.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

            Trades in the Company's common stock are made through Hoefer & Arnett located at 353 Sacramento Street, 10th Floor, San Francisco, California 94111. The Company's common stock is traded on the OTC Bulletin Board under the symbol, "RDDB".

            The following table, which summarizes trading activity during the Company's last two fiscal years, is based on information obtained from the OTC Bulletin Board. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

                                   Sales Price Per Share
                          ------------------------------------
Quarter Ended:             High          Low           Volume
                          ------        ------        --------
March 31, 2001            $17.00        $14.00         13,401
June 30, 2001             $17.25        $15.50        161,942
September 30, 2001        $21.15        $18.00        304,585
December 30, 2001         $24.50        $21.00        121,066

March 31, 2000            $17.45        $14.87         54,890
June 30, 2000             $13.85        $13.23          6,930
September 30, 2000        $14.36        $13.23         40,480
December 30, 2000         $15.70        $13.00         30,451

            As of December 31, 2001, there were approximately 350 shareholders of record of the Company's Common Stock and the market price on that date was $21.50 per share.

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

            On October 22, 2001, a cash dividend of $0.65 per share was paid to shareholders of record as of October 1, 2001.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

            The selected consolidated financial data set forth below for the five years ended December 31, 2001, have been derived from the Company's audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and notes thereto, included elsewhere in this report.

                                                           As of and for the years ended December 31,
                                            -----------------------------------------------------------------------
In Thousands (Except Per Share Data)            2001           2000           1999           1998           1997
                                            -----------    -----------    -----------    -----------    -----------
Statements of Income
Total Interest Income                       $    20,216    $    20,177    $    17,270    $    16,322    $    15,764
Net Interest Income                         $    11,190    $    11,455    $    10,835    $    10,436    $     9,430
Provision for Loan Losses                   $       255    $       142    $       120    $       500    $     1,024
Total Non-interest Income                   $     2,823    $     2,807    $     2,790    $     2,539    $     2,364
Total Non-interest Expense                  $     7,143    $     6,458    $     6,434    $     5,975    $     4,983
Total Revenues                              $    23,039    $    22,984    $    20,060    $    18,861    $    18,128
Net Income                                  $     4,274    $     4,812    $     4,370    $     4,054    $     3,658

Balance Sheets

Total Assets                                $   318,686    $   255,107    $   232,008    $   216,085    $   204,820
Total Loans                                 $   219,876    $   194,295    $   172,817    $   148,202    $   113,410
Allowance for Loan Losses                   $     3,180    $     2,974    $     2,972    $     3,235    $     2,819
Total Deposits                              $   281,436    $   218,036    $   198,323    $   188,621    $   180,673
Stockholders Equity                         $    27,240    $    28,754    $    26,059    $    24,654    $    21,824

Performance Ratios

Return on Average Assets                           1.49%          1.98%          1.91%          1.98%          1.83%
Return on Average Equity                          15.43%         17.95%         17.60%         18.04%         18.27%
Dividend Payout                                   41.94%         35.31%         21.75%         33.18%         24.62%
Average Equity to Average Assets                   9.67%         11.02%         10.86%         10.97%         10.03%
Tier 1 Risk-Based Capital-Bank                    10.93%         12.86%         13.59%         14.33%         14.91%
Total Risk-Based Capital-Bank                     12.18%         14.11%         14.85%         15.58%         16.16%
Net Interest Margin                                4.24%          5.16%          5.15%          5.57%          5.20%
Earning Assets to Total Assets                    92.15%         91.34%         92.10%         91.48%         90.90%
Nonperforming Assets to Total Assets                .11%           .31%           .28%           .53%           .52%
Annualized Net Charge-offs to Total Loans           .02%           .08%           .24%           .06%           .44%
ALL to Total Loans                                 1.45%          1.53%          1.72%          2.18%          2.49%
Nonperforming Loans to ALL                        10.97%         26.94%         20.19%         33.69%         25.40%

Share Data

Common Shares Outstanding - basic                 2,703          2,884          2,907          2,959          2,952
Common Shares Outstanding - diluted               2,856          3,035          3,144          2,858          2,850
Book Value Per Common Share                 $     10.08    $      9.97    $      8.97    $      8.34    $      7.40
Basic Earnings Per Common Share             $      1.52    $      1.67    $      1.49    $      1.37    $      1.23
Diluted Earnings Per Common Share           $      1.44    $      1.59    $      1.38    $      1.30    $      1.23
Cash Dividends Per Common Share             $      0.65    $      0.59    $      0.55    $      0.45    $      0.33

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

I. Critical Accounting Policies

A. General

            Redding Bancorp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

            The allowance for loan losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accountings Standards
(SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

            Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see page 30.

THE COMPANY

            Redding Bancorp ("the Company") is a financial service holding company ("FHC") with its principal offices in Redding, California. A financial service holding company may engage in commercial banking, insurance and securities business and offer other financial products to customers. The Company currently engages in a general commercial banking business in Redding and Roseville and the counties of Butte, El Dorado, Placer, Shasta, and Sacramento, California.

             The Company considers Upstate California to be the Company's major market area. The Company conducts its business through the Redding Bank of Commerce ("The Bank"), its principal subsidiary and Roseville Bank of Commerce, a division of the Bank. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, collection services, telephone and Internet banking.

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

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            The Company reported net income of $4.3 million for the year ended December 31, 2001, representing a decrease of approximately $500,000 or 10.4%, over net income of $4.8 million for the year ended December 31, 2000. Factors contributing to the decrease in net income include a significant decrease in net interest income resulting from multiple interest rate reductions partially offset by increased loan volume and repricing of deposit liabilities. The provision for loan loss was increased by $113,000 over the prior year reflecting the Company's growth in the loan portfolio, ongoing efforts to increase the effectiveness of its collection efforts, as well as, a reduction in classified assets.

            Return on average assets (ROA) was 1.49% and return on average common equity (ROE) was 15.43% in 2000 compared with 1.98% and 17.95% respectively in 2000. Diluted earnings per share for 2001 and 2000 were $1.44 and $1.59, respectively, a decrease of 9.4% in 2001 over 2000. The Company's average total assets increased to $286.6 million in 2001 or 17.8% from $243.3 million in 2000. As a result of the expansion of the Company's Roseville Bank of Commerce at Eureka and continued loan demand in the Redding market area, net loans, at December 31, 2001 increased to $216.7 million over $191.3 million in 2000, an increase of $25.4 million or 13.3%.

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

            Return on average assets (ROA) was 1.98% and return on average common equity (ROE) was 17.95% in 2000 compared with 1.91% and 17.60% respectively in 1999. Diluted earnings per share for 2000 and 1999 were $1.59 and $1.38, respectively, an increase of 15% in 2000 over 1999. The Company's average total assets increased to $243.3 million in 2000 or 6.5% from $228.5 million in 1999. As a result of the expansion of the Company's Roseville Bank of Commerce in Roseville, California and continued loan demand in the Redding market area, net loans, at December 31, 2000 increased to $191.3 million over $169.8 million in 1999, an increase of $21.5 million or 12.7%.

NET INTEREST INCOME

            The primary source of income for the Bank is derived from net interest income. Net interest income represents the excess of interest and fees earned on assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

            Net interest income decreased to $11.2 million in 2001 versus $11.5 million in 2000 and $10.8 million in 1999, representing a 2.6% decrease in 2001 over 2000, and a 6.5% increase in 2000 over 1999. The average balance of total earning assets increased to $264.1 million or 18.9% over 2000. Average loan balances outstanding increased $26.4 million or 14.8% in 2001, while average balances of investments and federal funds sold decreased $15.6 million or 35.6% in 2001. The average yields on loans decreased by 135 basis points and investment income decreased by 120 basis points. The resulting yield on interest earning assets decreased to 7.65% for 2001 compared with 9.08% for 2000. The decrease in net interest margin from a year ago is attributed to a 4.75% drop in the prime lending rate. The Federal Reserve has cut rates to 40-year lows in an effort to fend off a recession. The Company's financial models indicate that in periods of falling interest rates its net interest margin is expected to decrease. This decrease of net interest margin is magnified by the fact that the Company's assets reprice at a more rapid rate than liabilities.

            Total interest expense increased to $9.0 million in 2001, from $8.7 million in 2000 and $6.4 million in 1999, representing a 3.5% increase for 2001 over 2000, and a 35.5% increase in 2000 over 1999. Average balances of interest-bearing liabilities increased to $221.3 million over $176.9 million for the year ended December 31, 2001, or 25.1%. Yields on deposits dropped 85 basis points, from 4.93% to 4.08% in 2001, partially offset by the volumes attributed to the acquisition of the Sunrise office. Included in the deposit yields are $4.7 million in brokered deposits at an average yield of 6.75% maturing in March 2002. These deposits were purchased with the specific intent to raise liquidity to support the growth in the Roseville Bank of Commerce, and the Company has sufficient liquidity to repay the deposits without further borrowings.

            The Company's net interest margin was 4.24% in 2001 and 5.16% in 2000. The combined effect of the increase in volume of earning assets and liabilities coupled with a substantial decrease in yields, resulted in an decrease of $265,000 (2.3%) in net interest income for the year ended December 31, 2001 over 2000.

            The following table sets forth the Company's daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.


         AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES PAID
                            YEARS ENDED DECEMBER 31,



(Dollars in thousands)                   2001                           2000                                 1999
                             ----------------------------  --------------------------------    --------------------------------
                             Average               Yield/   Average                 Yield/      Average                 Yield/
                             Balance   Interest     Rate    Balance   Interest       Rate       Balance   Interest       Rate
                             -------   --------    ------  --------   --------     ---------   --------   --------     ---------
EARNING ASSETS

Portfolio Loans              $204,861   $17,459     8.52%  $178,486    $17,622         9.87%    $159,855   $14,605          9.14%
Tax Exempt Securities           4,428       200     4.52%     3,129        138         4.41%       5,601       240          4.28%
US Government Securities       30,960     1,645     5.31%    23,052      1,305         5.66%      30,273     1,714          5.66%
Federal Funds Sold and
  Securities purchased
  under agreements to
  resell                       23,170       833     3.60%    16,861      1,050         6.23%      11,868       551          4.64%
Other Securities                  683        79    11.57%       639         62         9.70%       2,889       160          5.54%
                             --------   -------     ----   --------    -------         ----     --------   -------          ----
Average Earning Assets       $264,102   $20,216     7.65%  $222,167    $20,177         9.08%    $210,486   $17,270          8.20%
                                        -------                        -------                             -------
Cash & Due From Banks          12,346                        10,783                               10,824
Bank Premises                   5,276                         5,397                                5,591
Other Assets                    4,887                         4,992                                1,648
                              -------                        -------                             -------
Average Total Assets         $286,611                      $ 243,339                            $228,549
                             ========                      =========                            ========

INTEREST BEARING LIABILITIES

Interest Bearing Demand      $ 57,288   $   909     1.59%  $ 43,569    $ 1,122         2.58%    $ 41,442   $   717          1.73%
Savings Deposits               14,925       340     2.28%    13,426        428         3.19%      12,874       352          2.73%
Certificates of Deposit       142,651     7,584     5.32%   115,640      6,881         5.95%     101,289     5,240          5.17%
Other Borrowings                6,461       193     2.99%     4,237        291         6.87%       1,710       126          7.37%
                             --------   -------     ----   --------    -------         ----     --------   -------          ----
                              221,325     9,026     4.08%   176,872      8,722         4.93%     157,315     6,435          4.09%
                                        -------                        -------                             -------
Non-interest Bearing Demand    34,259                        36,579                               43,548
Other Liabilities               3,321                         3,084                                2,857
Shareholder Equity             27,706                        26,804                               24,829
                             --------                      --------                               ------
Average Liabilities and
 Shareholders Equity         $286,611                      $243,339                             $228,549
                             ========                      ========                             ========
Net Interest Income and
  Net Interest Margin                   $11,190     4.24%              $11,455         5.16%               $10,835          5.15%
                                        -------                        -------                             -------

            Interest income on loans includes fee income of $285,000, $369,000 and $492,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

            The Company's average total assets increased to $286.6 million in 2001 to $243.3 in 2000 and $228.5 in 1999, representing a 17.8% increase 2001 over 2000, and 6.5% increase in 2000 over 1999. Portfolio loans increased to $204.8 million in 2001 and $178.5 million in 2000, representing an increase of 14.7% and 11.7%, respectively.

            The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not solely attributable to rate or volume has been allocated to volume. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                   Analysis of Changes in Net Interest Income
                            Years ended December 31,

(Dollars in thousands)                    2001 OVER 2000                       2000 OVER 1999
                                --------------------------------      ---------------------------------
                                Volume       Rate         Total       Volume        Rate         Total
                                -------     -------      -------      -------      -------      -------
Increase (Decrease)
In Interest Income:
Portfolio Loans                 $ 1,645     $(1,808)     $  (163)     $ 1,839      $ 1,178      $ 3,017
Tax-exempt securities                60           2           62         (109)           7         (102)
US Government securities            400         (60)         340         (409)          (0)        (409)
Federal Funds sold                  116        (333)        (217)         311          188          499
Other investment securities           8           9           17         (218)         120          (98)
                                -------     -------      -------      -------      -------      -------
Total Increase (Decrease)       $ 2,229     $(2,190)     $    39      $ 1,414      $ 1,493      $ 2,907
                                =======     =======      =======      =======      =======      =======
Increase (Decrease)
In Interest Expense:
Interest-bearing Demand             110        (323)        (213)          55          350          405
Savings Deposits                      4         (92)         (88)          18           58           76
Certificates of Deposit           1,253        (550)         703          854          787        1,641
Other Borrowings                     25        (123)         (98)         174           (9)         165
                                -------     -------      -------      -------      -------      -------
Total Increase (Decrease)       $ 1,392     $(1,088)     $   304      $ 1,101      $ 1,186      $ 2,287
                                -------     -------      -------      -------      -------      -------
Net Increase (Decrease)         $   837     $(1,102)     $  (265)     $   313      $   307      $   620
                                =======     =======      =======      =======      =======      =======


NON-INTEREST INCOME

            The Company's non-interest income consists primarily of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. Non-interest income also includes ATM fees earned at various locations. For the year ended December 31, 2001, non-interest income represented 12.3% of the Company's revenues (interest income plus non-interest income) versus 12.2% in 2000 and 13.9% in 1999. Historically, the Company's service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company's philosophy of allowing customers to pay for services through an analysis of compensating balances and the emphasis on certificates of deposit as a significant funding source.

            Total noninterest income in 2001 was $2.8 million, unchanged from $2.8 million in 2000 and in 1999. The decrease of $935,000 in merchant credit card processing was offset primarily by a $616,000 increase in gains taken on sales of investment securities, and $326,000 in other fee income.

            Securities were sold to shorten and reposition the duration of the investment portfolio and the proceeds from the sales were immediately reinvested in similar securities with shorter maturities. With investment rates at a 40-year low, as announced by the Federal Reserve Board, management felt repositioning in the fourth quarter would better poise the Company to take advantage of rising rates in the following year.

            The following table sets forth a summary of non-interest income for the periods indicated.

                                                  Years Ended December 31,
                                             --------------------------------
(Dollars in thousands)                         2001        2000         1999
                                             -------     -------      -------
Non-interest Income:
Service Charges on deposit accounts          $   222     $   214      $   251
Other Income                                   1,104         778          715
Net realized (Loss) Gain on Sale of
           Securities available-for-sale         557         (59)         (58)
Credit Card service income, net                  940       1,875        1,882
                                             -------     -------      -------

Total Non-interest Income                    $ 2,823     $ 2,808      $ 2,790
                                             =======     =======      =======

Merchant Services Processing Income

            Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for an Independent Sales Organization (ISO), a nonbank merchant credit card processor. The Bank processes credit or debit card transactions into the Visa(R) or MasterCard(R) system for presentment to the card issuer.

            As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. As of December 31, 2001 and 2000, the ISO portfolio consisted of approximately 35,000 and 36,000 merchants, respectively.

            The Merchant Services Agreement was renewed on April 1, 2001. Effective April 1, 2001, pricing of the contract is .002% of transaction processing and one-half of the earnings on the deposit relationship. The Company was successful in pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Banking Center, acquisition of the Citrus Heights office and projecting aggressive growth in the loan markets.

            The Merchant Services Agreement provides for indemnification of the Bank by the ISO against losses incurred by the Bank in connection with either the processing of credit/debit card transactions for covered merchants or any alleged violations by the ISO of the Card Association Rules. The Bank has been granted a security interest in the deposit accounts to secure the ISO's obligations under the agreement.

            Merchant bankcard processing services are highly regulated by credit card associations such as Visa(R). In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association's rules and regulations, which may change from time to time. During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect the Bank's Merchant Services business segment. These changes include a requirement that an acquiring processor's reported high-risk volume chargeback ratios be no greater than three times the national average of 5% of equity capital.

            Redding Bank of Commerce's high-risk chargeback ratio was met and is in compliance with the Visa requirement at 3% as of December 31, 2001. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) is less than 20% of total processing volume. At December 31, 2001 the Bank's total Visa transactions within these certain high-risk categories were 14% of Visa total processing volume.

            Although these merchants are categorized high-risk, precautions have been taken to mitigate these risks, including requiring higher deposit reserves, daily monitoring and aggressive fraud control, indemnification of the ISO, and to date the Company has not seen significant losses in these categories. The Company's ISO has set the industry standards for fraud control and electronic detection, reporting significantly lower than industry standard losses. By contract, the ISO indemnifies the Company from losses associated with fraudulent activities.

            Merchant services processing is one of the Bank's two reportable segments. See additional information in Note 18 to the consolidated financial statements (page 59-60).

Non-interest Expense

            Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors' fees and other operating expenses. Non-interest expense for 2001 increased to $7.1 million compared to $6.4 million for 2000 and $6.4 million in 1999, representing an increase of $685,000 or 10.6% in 2001. Occupancy expenses reflect the acquisition of the Sunrise office as well as relocation and expansion of the Roseville office at Eureka Road. Professional fees reflect one time charges associated with the acquisition of the Sunrise office. Salaries and benefits increased $195,000 or 5.2% reflecting staff additions in the Roseville market.

 The following table sets forth a summary of non-interest expense for the periods indicated.

                                                  Years Ended December 31,
                                            ------------------------------------
(Dollars in thousands)                       2001           2000           1999
                                            ------         ------         ------
Salaries & Related Benefits                 $3,948         $3,753         $3,805
Net Occupancy & Equipment                    1,117            985            924
FDIC Insurance Premium                          45             41             16
Data Processing &
Professional Services                          528            465            504
Stationery & Supplies                          193            215            176
Postage                                        101             83             80
Directors' Expenses                            271            189            198
Other Expense                                  940            727            731
                                            ------         ------         ------
Total Non-Interest Expense                  $7,143         $6,458         $6,434
                                            ======         ======         ======

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

            The following table reflects the Company's tax provision and the related effective tax rate for the periods indicated.

                                              Years Ended December 31,
                                     ------------------------------------------
(Dollars in thousands)                 2001             2000             1999
                                     --------         --------         --------
Income Tax Provision                 $  2,342         $  2,851         $  2,701
Effective Tax Rate                      35.4%            37.2%            38.2%

Asset Quality

            The Company concentrates its lending activities primarily within Butte, Shasta, El Dorado, Placer and Sacramento counties, California, and the locations of the offices of the Bank. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in Upstate California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

            The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)                                        As of December 31,
                                   ---------------------------------------------------------------------
                                      2001           2000           1999           1998           1997
                                   ---------      ---------      ---------      ---------      ---------
Commercial & Financial             $  76,913      $  61,069      $  53,383      $  46,890      $  41,432
Real Estate-Construction              45,331         37,531         37,859         29,470         16,393
Real Estate-Commercial                96,617         94,111         78,842         69,742         54,533
Installment                              440            430            294            298             72
Other Loans                              709          1,396          2,811          2,225          1,274
Less:
Deferred Loan Fees and Costs            (134)          (241)          (372)          (423)          (294)
Allowance for Loan losses             (3,180)        (2,974)        (2,972)        (3,235)        (2,819)
                                   ---------      ---------      ---------      ---------      ---------

Total Net Loans                    $ 216,696      $ 191,322      $ 169,845      $ 144,967      $ 110,591
                                   =========      =========      =========      =========      =========

            Net portfolio loans increased $25.4 million or 13.3%, to $216.7 million at December 31, 2001 over $191.3 million at December 31, 2000. During 2001, commercial and financial loans increased $15.8 million or 25.9% and real estate projects increased $10.3 million or 7.8%. The portfolio mix remains consistent with the mix of 2000, with commercial and financial loans of approximately 35%, real estate construction of 21% and commercial real estate at 44%.

            The Company's practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management's opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower's financial condition. Nonperforming loans are impaired loans that based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured.

            The following table sets forth a summary of the Company's nonperforming loans and other assets as of the dates indicated:


(Dollars in Thousands)                                       As of December 31,
                                             --------------------------------------------------
                                              2001       2000       1999       1998       1997
                                             ------     ------     ------     ------     ------
Nonaccrual loans                             $   59     $  801     $  394     $  942     $  500
90 days past and still accruing interest        290          0          0         46        173
                                             ------     ------     ------     ------     ------
                                                349        801        394        988        673
Total Non performing loans
Other Real Estate Owned                           0          0         40         66        352
                                             ------     ------     ------     ------     ------
Total Non performing assets                     349        801        434      1,054      1,025

            The Company's nonaccrual loans decreased from $801,000 to $59,000 during 2001 and are comprised of one borrowing facility. If interest on nonaccrual loans had been accrued during 2001, such interest would have approximated $2,000. Interest recorded on such loans in 2001 was approximately $14,000.

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

            The following table sets forth the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 2001, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                              After One
                                    Within     through       After
(Dollars in thousands)             One Year   Five Years   Five Years     Total
                                   --------   ----------   ----------    --------
Commercial & Financial             $32,602     $ 27,107     $ 17,204     $ 76,913
Real Estate -
Construction                       $37,914     $    561     $  6,856     $ 45,331
                                   -------     --------     --------     --------
Total                              $70,516     $ 27,668     $ 24,060     $122,244
                                   =======     ========     ========     ========

Loans due after one year with:
         Fixed Rates                           $  8,418     $  2,092     $ 10,510
         Variable Rates                        $ 19,250     $ 21,968     $ 41,218
                                               --------     --------     --------
Total                                          $ 27,668     $ 24,060     $ 51,728
                                               ========     ========     ========


Allowance for Loan Losses (ALL)

            In determining the amount of the Company's ALL, management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in credit risk.

            The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company's consolidated statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgmental basis by management based on consideration of (i) economic conditions, (ii) borrowers' financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks, and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers' business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

            The ALL is a general reserve available against the total loan portfolio and loan commitment credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses.

            While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's ALL. Such agencies may require the Bank to provide additions to the allowance based on their judgement of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

            Because the principal factor effecting the adequacy of the ALL is the credit risk-rating factor, the bank does not allocate the ALL by loan category. The banks principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate.

            The primary sources of repayment of the commercial loans of the Bank are operating cash flows and the borrowers' conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank's risk of loss from commercial lending include each borrower's ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its commercial loan portfolio by monitoring its borrowers' payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Bank's evaluations of its borrowers are facilitated by management's knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Bank.

            The principal source of repayment of the real estate construction loans of the Bank is the sale of the underlying collateral or the availability of permanent financing from the Bank or other lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower's ability in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns.

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

            The principal source of repayment of the real estate mortgage loans of the Bank is the borrowers' operating cash flow. Similar to commercial loans, the principal factors affecting the Bank's risk of loss in real estate mortgage lending include each borrowers' ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank's service area. The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower's cash flow to loan repayment terms.

            The specific underwriting standards of the Bank and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The underwriting criteria of the Bank are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Bank contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more of the owners of the borrowing entity.

            The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

            The adequacy of the ALL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans and leases, off balance sheet items, and commitments to lend. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the bank.

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

            Watch list and high-grade loans decreased 23.0% during 2001 over 2000, primarily due to strong account management by the lenders.

            The provision for loan losses increased to $255,000 for 2001 versus $142,000 in 2000. The increase for the provision is a result of the portfolio growth and not representative of a decrease in the quality of the portfolio. Net charge-offs were $49,000 or .02% of average loans during 2001. Management does not believe that there were any trends indicated by the detail of the aggregate charge-offs for any of the periods discussed.

            The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)                                Years Ended December 31,
                                    -----------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                    -------      -------      -------      -------      -------
Beginning Balance:                  $ 2,974      $ 2,972      $ 3,235      $ 2,819      $ 2,294

Provision for loan losses               255          142          120          500        1,024
Charge-offs:
     Commercial & Financial            (191)        (200)        (355)        (139)        (393)
     Real Estate                       (345)          (3)        (103)         (54)        (209)
     Other                               (0)          (1)          (2)         (16)          (3)
                                    -------      -------      -------      -------      -------
Total Charge-offs                      (536)        (204)        (460)        (209)        (605)
                                    -------      -------      -------      -------      -------
Recoveries:
     Commercial & Financial              35           62           37          114           60
     Real Estate                        452            2           40           11           46
                                    -------      -------      -------      -------      -------
Total Recoveries                        487           64           77          125          106
                                    -------      -------      -------      -------      -------

Ending Balance                      $ 3,180      $ 2,974      $ 2,972      $ 3,235      $ 2,819
                                    =======      =======      =======      =======      =======

ALL to total loans                    1.45%        1.53%        1.72%        2.18%        2.49%
Net Charge-offs to average loans       .02%         .08%         .24%         .06%         .44%

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

            Securities held-to-maturity is carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income, in a separate component of stockholder's equity. Gain or loss on sale of securities is based on the specific identification method.

            Securities held-to-maturity at December 31, 2001, 2000 and 1999 consisted of mortgage-backed securities with an amortized cost of $4.1, $5.0 and $5.9 million, respectively. At December 31, 2001, all such securities have a remaining contractual maturity of five through ten years and a weighted-average yield of 6.25%.

            The following table summarizes the contractual maturities of the Company's securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2001. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

                                         Within One       After One through  After Five through
 (Dollars in thousands)                      Year             Five Years          Ten Years           Total
                                      ----------------    ----------------   ------------------   ----------------
                                      Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                                      -------    -----    -------    -----    -------    -----    -------    -----
U.S. Government & Agencies            $ 1,000    6.42%    $30,945    3.78%    $ 4,225    5.13%    $36,170    5.11%
Obligations of State and Political
Subdivisions                              723    4.47%        581    4.94%      3,034    4.09%      4,338    4.41%
Corporate Bonds                             0    0.00%        403    7.54%          0    0.00%        403    7.54%
                                      -------    -----    -------    -----    -------    -----    -------    -----
Total                                 $ 1,723    5.47%    $31,929    5.42%    $ 7,259    6.66%    $40,911    5.75%
                                      =======    ====     =======    ====     =======    ====     =======    ====

            The following table summarizes the amortized cost of the Company's available-for-sale securities held on the dates indicated.

(Dollars in thousands)                                    Years Ended December 31,
                                                     ---------------------------------
                                                       2001         2000         1999
                                                     -------      -------      -------
U.S. Government & Agencies                           $36,170      $17,413      $21,095
Obligations of State and Political Subdivisions        4,338        2,317        4,672
Corporate and Other Bonds                                403        1,129            0
                                                     -------      -------      -------

Total                                                $40,911      $20,859      $25,767
                                                     =======      =======      =======

Deposit Structure

            The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts.

            The following table sets forth the distribution of the Company's average daily deposits for the periods indicated.

(Dollars in thousands)                      Years Ended December 31,
                                  2001                 2000                 1999
                           -----------------    -----------------    -----------------
                            Amount     Rate      Amount     Rate      Amount     Rate
                           --------    -----    --------    -----    --------    -----
NOW Accounts               $ 32,682    1.59%    $ 28,894    1.95%    $ 28,315    1.60%
Savings Accounts           $ 14,925    2.28%    $ 13,426    3.19%    $ 12,874    2.73%
Money Market Accounts      $ 24,604    2.45%    $ 14,675    3.80%    $ 13,127    2.00%
Certificates of Deposit    $142,651    5.32%    $115,640    5.95%    $101,289    5.17%

            The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2001:

                            Deposit Maturity Schedule

(Dollars in thousands)
                                                                          2001
                                                                         -------
Three Months or less                                                     $29,144
Over three through six months                                            $16,677
Over six through twelve months                                           $19,570
Over twelve months                                                       $ 4,996
                                                                         -------
Total                                                                    $70,387
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

            With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold available-for-sale securities, and principal and interest payments on loans. With respect to liabilities, core deposits, stockholders' equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding.

            In March 2000, the Company purchased brokered deposits in the amount of $4.7 million with a maturity date of March 2002, at a cost of 6.75%. The purpose of the borrowing was to provide ample liquidity to supplement the development of the Roseville Banking Center from a loan production office to a full-service banking facility. Management believes the Bank has adequate liquidity from other sources so that the Bank's ability to make loans will not be diminished when these deposits are repaid.

            On June 15, 2001, the Company executed a Branch Purchase and Assumption Agreement, which provided for the purchase of the deposit liabilities of a bank branch office located in Citrus Heights, California. The purchase consisted of approximately 875 deposit accounts of which 172 are savings and the balance are time certificates of deposit totaling $31 million. These funds significantly added to the liquidity of the Company by increasing market share and providing additional cross-sell opportunities to the Citrus Heights customers. Although certificates of deposit are considered to be more volatile than demand accounts, the Company does not expect the maturity of these accounts to have a negative impact on the Company, and , in fact has seen an increase in core deposits related to these customers.

            Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short-term increases in loans or reductions in deposits. As loan demand decreases or loans are paid off, investment assets can absorb these excess funds or deposit rates can be decreased to run off excess liquidity. Therefore, there is some correlation between financing activities associated with deposits and investing activities associated with lending. The Bank's liquid assets (cash and due from banks, federal funds sold, and available-for-sale securities) totaled $81.8 million or 25.6% of total assets at December 31, 2001, $46.6 million or 18.2% of total assets at December 31, 2000 and, $44.5 million or 19.1% of total assets at December 31, 1999. The Company expects that earnings of the Company, acquisition of core deposits, and wholesale borrowing arrangements will support its primary source of liquidity.

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

            Overall capital adequacy is monitored on a day-to-day basis by the Company's management and reported to the Company's Board of Directors on a monthly basis. The regulators of the Bank measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

            This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity) and "Tier 2" capital (defined as principally comprising the qualifying portion of the ALL).

             The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALL.

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2001 and 2000, that the Company and the Bank met capital adequacy requirements to which they are subject.

            As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                           December 31, 2001     December 31, 2000
                                           ------------------    -----------------    For Bank to be
                                            Bank      Company     Bank     Company   well capitalized
                                           ------     -------    ------    -------   ----------------
Total Risk-Based Capital                   12.18%     12.33%     14.11%     15.01%       > 10.00%
Tier 1 Capital to Risk-Based Assets        10.93%     11.08%     12.86%     13.75%       >  6.00%
Tier 1 Capital to Average Assets            9.38%      9.38%     11.02%     11.52%       >  5.00%
(Leverage ratio)

            The Company paid a cash dividend of $0.65 cents per share on the Company's Common Stock paid to shareholders of record as of October 1, 2001. Under the risk-based capital standard, assets reported on the Company's balance sheet and certain off balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

            The program authorized the buyback of up to 452,100 shares of Treasury stock over the next seven years for the purpose of offsetting the dilution with respect to stock options issued. Additionally, in 2001 the Board of Directors authorized a second common stock repurchase of up to 5% or approximately 114,000 shares. For the years ended December 31, 2001 and 2000, the Company has repurchased 193,839 and 66,067 shares, respectively. Shares repurchased are retired by a charge to common stock and retained earnings for the cost.

            The purpose of the Treasury Stock Repurchase program was to provide an opportunity for odd-lot shareholders to choose a tax preferred method of liquidation. Direct buybacks are eligible for capital gains treatment versus cash dividends that are taxable as ordinary income. All transactions were structured to comply with the Securities and Exchange Commission Rule 10b-18 and all shares repurchased under the program were retired. The Company repurchased 113,839 shares through December 31, 2001.

Impact of Inflation

            Inflation affects the Company's financial position as well as its operating results. It is management's opinion that the effects of inflation on the financial statements have not been material.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Company does not operating a trading account, does not hold any financial derivatives and does not hold a position with exposure to foreign currency exchange. The Company faces market risk through interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company's assets and liabilities, and the fair market value of interest earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Because the Company's interest-bearing liabilities and interest-earning assets are with the Bank, the Company's interest rate risk exposure is concerning the operations of the Bank.

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

            Because of the Bank's predisposition to variable rate, pricing and non-interest bearing demand deposit accounts the Bank is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company's net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company's net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Bank is asset sensitive, the Company is adversely affected by declining rates rather than rising rates.

            To estimate the effect of interest rate shocks on the Company's net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2001, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $837,000 and $1,673,000, respectively, with a similar and opposite result attributable to a 100 or 200 basis point increase in the federal fund rate.

            The following table sets forth, as of December 31, 2001, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)                                       At December 31, 2001
                                       -------------------------------------------------------------------
                                       Within 3      3 Months to    One Year to    Five Years
                                        Months         One Year     Five Years        Plus         Total
                                       ---------     ------------   -----------    ----------    ---------
Interest Earning Assets

Securities held-to-maturity            $    --        $    --        $    --       $   4,117     $   4,117
Securities available-for-sale          $   1,000      $     723      $  31,916     $   7,259     $  40,898
Federal Funds Sold                     $  25,430           --             --            --       $  25,430
Loans, net                             $ 132,416      $  14,085      $  52,940     $  17,255     $ 216,696
                                       ---------      ---------      ---------     ---------     ---------
Total Interest-earning Assets          $ 158,846      $  14,808      $  84,856     $  28,631     $ 287,141
                                       =========      =========      =========     =========     =========
Interest Bearing Liabilities

Demand Deposits                        $  69,892      $    --        $    --       $    --       $  69,892
Savings Deposits                       $  17,034      $    --        $    --       $    --       $  17,034
Time Deposits                          $  40,394      $  82,827      $  26,763     $    --       $ 149,984
Other Borrowings                       $   6,780      $    --        $      --     $    --       $   6,780
                                       ---------      ---------      ---------     ---------     ---------
Total Interest-bearing Liabilities     $ 134,100      $  82,827      $  26,763     $    --       $ 243,690
                                       =========      =========      =========     =========     =========

GAP                                       24,746        (68,019)        58,093        28,631        43,451

Cumulative GAP                                          (43,273)        14,820        14,820
RSA/RSL                                     1.19            .18           3.17         100.0          1.18
Cumulative GAP to Total Assets              0.16          (2.93)          0.18          0.52

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   Index to Consolidated Financial Statements



                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report..............................................................................  39
Consolidated Balance Sheets as of December 31, 2001 and 2000..............................................  40
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999....................  41
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999......  42
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999................  43
Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999...........  45

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Redding Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Redding Bancorp and subsidiaries as of December 31, 2001, and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Sacramento, California
January 18, 2002

REDDING BANCORP AND SUBSIDIARIES


Consolidated Balance Sheets
December 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                          2001              2000
                                                                                     -------------      -------------
ASSETS

Cash and due from banks                                                              $  15,527,910      $  12,602,510
Federal funds sold and securities purchased under agreements to resell                  25,430,000         13,010,000
Securities available-for-sale                                                           40,898,239         20,997,380
Securities held-to-maturity, at cost (estimated fair value of $4,192,596 in 2001
 and $4,972,409  in 2000)                                                                4,116,935          5,006,831
Loans, net of the allowance for loan losses of $3,179,782 in 2001 and
$2,973,593 in 2000)                                                                    216,696,198        191,321,906
Bank premises and equipment, net                                                         5,339,112          5,287,153
Other assets                                                                            10,677,957          6,881,002
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $ 318,686,351      $ 255,106,782
                                                                                     =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand - noninterest bearing                                                      $  44,525,539      $  37,391,626
   Demand - interest bearing                                                            69,891,956         47,394,283
   Savings                                                                              17,034,475         12,496,167
   Certificates of deposits                                                            149,983,574        120,754,081
                                                                                     -------------      -------------
         Total Deposits                                                                281,435,544        218,036,157

   Securities sold under agreements to repurchase                                        6,780,232          5,267,472
    Other liabilities                                                                    3,230,726          3,048,884
                                                                                     -------------      -------------
Total liabilities                                                                      291,446,502        226,352,513
                                                                                     -------------      -------------
Stockholders' equity:
   Preferred stock, no par value; 2,000,000 authorized;
       no shares issued and outstanding in 2001 and 2000
    Common stock, no par value; 10,000,000 shares
      authorized; 2,703,457 shares issued and outstanding in 2001
      and 2,884,181 shares issued and outstanding in 2000                                8,850,826          9,370,979

   Retained earnings                                                                    18,397,061         19,296,510
   Accumulated other comprehensive income (loss), net of tax                                (8,038)            86,780
                                                                                     -------------      -------------
      Total stockholders' equity                                                        27,239,849         28,754,269
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 318,686,351      $ 255,106,782
                                                                                     =============      =============


See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------
                                                                   2001             2000              1999
                                                               ------------     ------------      ------------
Interest income:
   Interest and fees on loans                                  $ 17,459,219     $ 17,622,229      $ 14,605,200
   Interest on tax exempt securities                                199,520          137,858           240,431
   Interest on U.S. government securities                         1,644,870        1,305,315         1,713,736
   Interest on federal funds sold and securities purchased
         under agreement to resell                                  832,960        1,049,994           551,090
   Interest on other securities                                      79,293           61,498           159,890
                                                               ------------     ------------      ------------
      Total interest income                                      20,215,862       20,176,894        17,270,347
                                                               ------------     ------------      ------------

Interest expense:
   Interest on demand deposits                                      909,488        1,121,827           716,618
   Interest on savings deposits                                     340,245          427,807           352,362
   Interest on time deposits                                      7,583,718        6,880,739         5,239,604
   Securities sold under agreement to repurchase                    192,702          291,248           126,200
                                                               ------------     ------------      ------------
      Total interest expense                                      9,026,153        8,721,621         6,434,784
                                                               ------------     ------------      ------------

   Net interest income                                           11,189,709       11,455,273        10,835,563
Provision for loan losses                                           255,000          142,000           120,000
                                                               ------------     ------------      ------------
   Net interest income after provision for loan losses           10,934,709       11,313,273        10,715,563
                                                                                ------------      ------------
Non-interest income:
   Service charges on deposit accounts                              221,959          213,683           250,944
   Other income                                                   1,104,302          777,652           714,904
   Net gain (loss) on sale of
          securities available-for-sale                             556,993          (59,313)          (58,357)
   Credit card service income, net                                  940,234        1,875,433         1,882,305
                                                               ------------     ------------      ------------
      Total non-interest income                                   2,823,488        2,807,455         2,789,796
                                                               ------------     ------------      ------------

Non-interest expense:
   Salaries and related benefits                                  3,948,301        3,752,610         3,804,621
   Net occupancy and equipment expense                            1,116,634          985,277           923,589
   FDIC insurance premium                                            44,791           40,695            16,358
   Data processing and professional services                        483,043          464,815           503,627
   Directors' expenses                                              270,756          189,465           197,816
   Other expenses                                                 1,279,285        1,024,806           988,102
                                                               ------------     ------------      ------------
      Total non-interest expense                                  7,142,810        6,457,668         6,434,113
                                                               ------------     ------------      ------------

Income before income taxes                                        6,615,387        7,663,060         7,071,246
Provision for income taxes                                        2,341,725        2,851,291         2,701,243
                                                               ------------     ------------      ------------

   Net Income                                                  $  4,273,662     $  4,811,769      $  4,370,003
                                                               ============     ============      ============

Basic earnings per share                                       $       1.52     $       1.67      $       1.49
                                                               ============     ============      ============
Diluted earnings per share                                     $       1.44     $       1.59      $       1.38
                                                               ============     ============      ============


See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                                COMMON STOCK                    COMPREHENSIVE
                                           COMPREHENSIVE   ----------------------    RETAINED      INCOME,
                                               INCOME       SHARES       AMOUNT      EARNINGS     NET OF TAX       TOTAL
                                           ------------    ---------   ----------   ----------- -------------- ------------
Balance at January 1, 1999                                 2,959,082   $4,684,721   $19,847,035   $ 122,121    $ 24,653,877
Comprehensive income:
   Net income                              $  4,370,003                               4,370,003                   4,370,003
   Other comprehensive income:
      Unrealized holding losses arising
         during period, net of tax             (398,197)
      Add: reclassification adjustment
         for losses included in net
         income, net of tax                      35,714
                                           ------------
      Other comprehensive loss                 (362,483)                                           (362,483)       (362,483)
                                           ------------
Comprehensive income                       $  4,007,520
                                           ============
Cash dividends ($0.55 per share)                                                     (1,583,923)                 (1,583,923)
Compensation expense associated
   with stock options                                                      77,865                                    77,865
Stock options exercised                                       11,330      147,150                                   147,150
Purchase and retirement of common stock                      (63,669)    (100,798)   (1,142,296)                 (1,243,094)
Balance at December 31, 1999                               2,906,743   $4,808,938   $21,490,819   $(240,362)   $ 26,059,395
                                                           ---------   ----------   -----------   ---------    ------------
Comprehensive income:
   Net income                              $  4,811,769                               4,811,769                   4,811,769
   Other comprehensive income:
      Unrealized holding gains arising
         during period, net of tax              291,062
      Add:  reclassification adjustment
         for losses included in net
         income, net of tax                      36,080
                                           ------------
      Other comprehensive income                327,142                                             327,142         327,142
                                           ------------
Comprehensive income                       $  5,138,911
                                           ============
Cash dividends ($0.59 per share)                                                     (1,699,627)                 (1,699,627)
Compensation expense associated
   with stock options                                                      67,200                                    67,200
Stock options exercised                                       43,505      358,775                                   358,775
Purchase and retirement of common stock                      (66,067)    (105,430)   (1,201,686)                 (1,307,116)
Tax benefit on exercise of options                                        136,731                                   136,731
10% Stock Dividend                                                      4,104,765    (4,104,765)                          0
Balance at December 31, 2000                               2,884,181   $9,370,979   $19,296,510   $  86,780    $ 28,754,269
                                                           ---------   ----------   -----------   ---------    ------------
Comprehensive income:
   Net income                              $  4,273,662                               4,273,662                   4,273,662
   Other comprehensive income:
      Unrealized holding gains arising
         during period, net of tax              264,832
      Less:  reclassification adjustment
         for gains included in net
         income, net of tax                    (359,650)
                                           ------------
      Other comprehensive loss                  (94,818)                                            (94,818)        (94,818)
                                           ------------
Comprehensive income                       $  4,178,845
                                           ============
Cash dividends ($0.65 per share)                                                     (1,792,391)                 (1,792,391)
Compensation expense associated
   with stock options                                                      67,200                                    67,200
Stock options exercised                                       13,115       42,625        81,126                     123,751
Purchase and retirement of common stock                     (193,839)    (629,978)   (3,461,846)                 (4,091,824)
Balance at December 31, 2001                               2,703,457   $8,850,826   $18,397,061   $  (8,038)   $ 27,239,849
                                                           =========   ==========   ===========   =========    ============

See notes to the consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                          2001             2000             1999
                                                                      ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                                         $  4,273,662     $  4,811,769     $  4,370,003
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                                               255,165          142,000          120,000
   Provision for depreciation and amortization                             550,009          507,458          471,655
   Compensation expense associated with stock options                       67,200           67,200           77,865
   (Gain) loss on sale of securities available-for-sale                   (556,993)          59,313           58,357
   Amortization of investment premiums and accretion
      of discounts, net                                                   (230,797)         340,516          (28,812)
   Gain on sale of loans                                                  (118,018)        (129,859)        (136,336)
   Proceeds from sale of loans                                           6,221,668        5,680,593        5,509,108
   Loans originated for sale                                            (6,339,686)      (5,810,452)      (5,639,444)
   Deferred income taxes, net                                             (361,654)         120,065          274,735
   Effect of changes in:
       Other assets                                                     (3,435,301)      (1,464,688)         343,733
       Deferred loan fees                                                 (105,915)        (130,717)         (50,994)

       Other liabilities                                                   181,842          373,407          395,169
                                                                      ------------     ------------     ------------
Net cash provided by operating activities                               (3,872,480)       4,566,605        5,765,039
                                                                      ------------     ------------     ------------

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities            25,085,086        7,951,547       19,658,319
   Proceeds from sale of available-for-sale securities                  25,509,556        4,419,671       13,359,055
   Purchases of available-for-sale securities                          (68,912,632)      (6,611,227)     (33,217,242)
     Loan origination, net of principal repayments                     (25,287,506)     (21,227,829)     (24,681,067)
   Purchase of premises and equipment                                     (601,968)        (332,515)        (398,833)
   Proceeds from sale of equipment                                               0           11,800           57,021
                                                                      ------------     ------------     ------------
Net cash used by investing activities                                  (44,207,464)     (15,788,553)     (25,222,747)
                                                                      ------------     ------------     ------------

Cash flows from financing activities:
   Net increase (decrease) in demand deposits and savings accounts      34,169,894        2,147,274         (467,377)
   Net increase in certificates of deposit                              29,229,493       17,565,581       10,169,981
   Net increase in other borrowings                                      1,512,760          467,472        4,800,000
     Cash dividends                                                     (1,792,392)      (1,699,627)      (1,583,923)
Common stock transactions, net                                          (3,968,073)        (811,610)      (1,095,944)
                                                                      ------------     ------------     ------------
Net cash provided by financing activities                               59,151,682       17,669,090       11,822,737
                                                                      ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                    15,345,400        6,447,142       (7,634,971)
Cash and cash equivalents at beginning of year                          25,612,510       19,165,368       26,800,339
                                                                      ------------     ------------     ------------
Cash and cash equivalents at end of year                              $ 40,957,910     $ 25,612,510     $ 19,165,368
                                                                      ============     ============     ============
Supplemental disclosures: Cash paid during the period for:
Income taxes                                                          $  2,704,145     $  2,590,200     $  2,391,269
Interest                                                                 9,103,849        8,553,444        6,409,765

RECONCILIATION TO AMOUNTS REPORTED IN CONSOLIDATED BALANCE SHEETS:
  Cash and due from banks                                                  $15,527,910    $12,602,510    $11,605,368
  Federal funds sold and securities purchased under
     agreements to resell                                                   25,430,000     13,010,000      7,560,000
                                                                           -----------    -----------    -----------
CASH AND EQUIVALENTS, End of year                                          $40,957,910    $25,612,510    $19,165,368
                                                                           ===========    ===========    ===========

Supplemental Schedule of Non Cash Investing and Financing Activities
  Transfer from loans to other real estate owned                           $         0    $         0    $    40,000
  Stock Dividend                                                           $         0    $ 4,104,765    $



See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.    THE BUSINESS OF THE COMPANY

            Redding Bancorp ("Bancorp," and with its subsidiaries, the "Company"), is a financial services holding company ("FHC") with its principal offices in Redding, California. A financial service holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial service holding company on April 22, 2000. The election to change to a financial service holding company has had no impact to date on the operations of the Company. As a financial service holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the "FRB"). Bancorp's wholly-owned subsidiaries are Redding Bank of Commerce (the "Bank") and Redding Service Corporation. The Bank is principally supervised and regulated by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). Substantially all of the Company's activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates three full service branches in Redding and Roseville, California.

            The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Upstate California to be the Bank's major market area. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing ("NOW") and savings accounts, money market deposit accounts; commercial, real estate, construction, personal, home improvement, automobile and other installment and term loans; and travelers checks, safe deposit boxes, collection services and electronic transfers. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, and payroll and accounting packages and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the Bank's customers are small to medium sized businesses and individuals with medium to high net worth. The Bank has also entered into an agreement to provide credit and debit card processing services for merchants, solicited by an independent sales organization ("ISO"), who accept credit and debit cards as payment for goods and services. The Bank acts as a clearing bank for the ISO and processes debit and credit card transactions into the VISA(R) or MasterCard(R) system for presentment to the card issuer.

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

      RECLASSIFICATIONS: Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

      CASH AND CASH EQUIVALENTS - Cash equivalents include amounts due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90 day period.

      SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - The Bank enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell at December 31, 2001 consist of U.S. Treasury and Agency securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Bank's policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Bank's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Bank's account maintained at the Federal Reserve Bank or into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. At December 31, 2001, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

      SECURITIES - At the time of purchase, the Bank designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Bank does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income, a separate component of stockholders' equity. Gains or losses on sale of securities is based on the specific identification method.

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

      Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

      BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation included in operating expenses are computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - At December 31, 2001, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the bank has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government and Agency securities. These securities are held as collateral for non-FDIC insured deposits.

      CORE DEPOSIT INTANGIBLES - In June 2001, the Company purchased a branch. As a result of this acquisition the Company recorded core deposit intangibles which are being amortized over 7 years by the straight line method. Amortization expense charged to operations for the year ended December 31, 2001 was $54,936.

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

                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
      BASIC EPS CALCULATION
         Numerator (net income)                               $4,273,662    $4,811,769    $4,370,003
                                                              ----------    ----------    ----------
         Denominator (weighted average common shares
         outstanding)                                          2,813,629     2,882,339     2,928,943
                                                              ----------    ----------    ----------
         Basic EPS                                            $     1.52    $     1.67    $     1.49
                                                              ==========    ==========    ==========

      DILUTED EPS CALCULATION

         Numerator (net income)                               $4,273,662    $4,811,769    $4,370,003
                                                              ----------    ----------    ----------
         Denominator:
                Weighted average common shares outstanding     2,813,629     2,882,339     2,928,943
                Options                                          152,922       151,221       236,800
                                                              ----------    ----------    ----------
                                                               2,966,551     3,033,560     3,165,743
                                                              ==========    ==========    ==========
         Diluted EPS                                          $     1.44    $     1.59    $     1.38
                                                              ==========    ==========    ==========

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

      STOCK OPTION PLAN - The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

      SEGMENT REPORTING - The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company's customers except credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank's agreement to provide credit and debit card processing services for merchants solicited by an ISO or the Bank who accept credit and debit cards as payments for goods and services.

      NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001. The Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 has not had an impact on the Company's financial position and results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company does have intangible assets with finite lives recorded in the financial statements, but does not have any goodwill recorded, the Company does not expect the adoption of SFAS 142 for its fiscal year beginning January 1, 2002 to have a material effect on its financial statements. The Company will continue to amortize the core deposit intangible over a period of seven years.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

      The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

      In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this Statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

3.    RESTRICTIONS ON CASH AND DUE FROM BANKS

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2001 and 2000 was approximately $1,441,000 and $2,693,000, respectively. In addition, the Bank maintains compensating balances with the Federal Reserve Bank, which totaled $1,600,000 at December 31, 2001 and 2000.

4.    SECURITIES

      The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

                                                                  DECEMBER 31, 2001
                                            --------------------------------------------------------------
                                             AMORTIZED       UNREALIZED       UNREALIZED       ESTIMATED
                                                COST           GAINS            LOSSES         FAIR VALUE
                                            ------------    ------------     ------------     ------------
      U.S. Treasury securities and
         obligations of U.S. agencies       $ 36,170,219    $    123,829     $   (131,334)    $ 36,162,714
      Obligations of state and political
         subdivisions                          4,337,920          42,575          (70,018)       4,310,477
      Corporate bonds, Commercial Paper
          and Bankers Acceptances                402,546          22,502               (0)         425,048
                                            ------------    ------------     ------------     ------------

                                            $ 40,910,685    $    188,906     $   (201,352)    $ 40,898,239
                                            ============    ============     ============     ============

                                                                       DECEMBER 31, 2000
                                                  --------------------------------------------------------------
                                                    AMORTIZED      UNREALIZED       UNREALIZED       ESTIMATED
                                                       COST          GAINS            LOSSES         FAIR VALUE
                                                  ------------    ------------     ------------     ------------
      U.S. Treasury securities and obligations
         of U.S. agencies                         $ 17,413,621    $    126,715     $    (31,687)    $ 17,508,649
      Obligations of state and political
         subdivisions                                2,316,871          21,290             (100)       2,338,061
      Corporate bonds, Commercial Paper
          and Bankers Acceptances                    1,128,726          21,944               (0)       1,150,670
                                                  ------------    ------------     ------------     ------------
                                                  $ 20,859,218    $    169,949     $    (31,787)    $ 20,997,380
                                                  ============    ============     ============     ============

      The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2001 and 2000, which have contractual maturities of five through ten years consist of the following:

                                                                       DECEMBER 31, 2001
                                                  --------------------------------------------------------------
                                                    AMORTIZED      UNREALIZED       UNREALIZED       ESTIMATED
                                                       COST          GAINS            LOSSES         FAIR VALUE
                                                  ------------    ------------     ------------     ------------
      Mortgage backed securities                  $  4,116,935    $     84,704     $     (9,043)    $  4,192,596
                                                  ============    ============     ============     ============



                                                                       DECEMBER 31, 2000
                                                  --------------------------------------------------------------
                                                    AMORTIZED      UNREALIZED       UNREALIZED       ESTIMATED
                                                       COST          GAINS            LOSSES         FAIR VALUE
                                                  ------------    ------------     ------------     ------------
      Mortgage backed securities                  $  5,006,831    $        746     $    (35,168)    $  4,972,409
                                                  ============    ============     ============     ============

      The amortized cost and estimated fair value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                    AVAILABLE-FOR-SALE              HELD-TO-MATURITY
                                                --------------------------    --------------------------
                                                 AMORTIZED     ESTIMATED       AMORTIZED      ESTIMATED
                                                    COST       FAIR VALUE         COST        FAIR VALUE
                                                -----------    -----------    -----------    -----------
      Due in one year or less                   $ 1,722,696    $ 1,743,028    $         0    $         0
      Due after one year through five years      31,929,030     31,965,850              0              0
      Due after five years through ten years      7,258,959      7,189,361      4,116,935      4,192,596
                                                -----------    -----------    -----------    -----------

                                                $40,910,685    $40,898,239    $ 4,116,935    $ 4,192,596
                                                ===========    ===========    ===========    ===========

      At December 31, 2001, the Bank has pledged $1,000,000 of securities for treasury, tax and loan accounts, and $7,000,000 for deposits of public funds.

      Gross realized gains and gross realized losses, respectively on the sale of available-for-sale securities were $558,243 and $1,250 in 2001. Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $0 and $59,313 in 2000 and were $18,079 and $76,436 in 1999. There were no gains or losses recognized in securities held-to-maturity in 2001, 2000 and 1999.

5.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      Outstanding loan balances consist of the following:

                                                      DECEMBER 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
      Commercial and financial loans          $ 76,913,260    $ 61,068,838
      Real estate - construction loans          45,331,492      37,530,906
      Real estate - commercial                  96,617,350      94,110,859
      Installment loans                            439,610         430,208
      Other                                        709,230       1,395,565
                                              ------------    ------------
                                               220,010,942     194,536,376
      Less:
         Deferred loan fees and costs              134,962         240,877
         Allowance for loan losses               3,179,782       2,973,593
                                              ------------    ------------
                                              $216,696,198    $191,321,906
                                              ============    ============

      Included in total loans are nonaccrual loans of $59,489 and $801,246 at December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been accrued, such interest income would have approximated $2,389, $199,528, $84,060 during the years ended December 31, 2001, 2000 and 1999, respectively.

      A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank had outstanding balances of $349,139 and $801,246 in impaired loans that had impairment allowances of $13,603 and $318,382 as of December 31, 2001 and 2000, respectively. The average outstanding balance of impaired loans were $187,277, and $622,153, for the years ended December 31, 2001, and 2000 respectively. There was interest of $18,333 recognized on impaired loans during the year ended December 31, 2001, and no interest recognized during 2000.

      The Bank services, for others, loans and participation of loans that are sold of approximately $3,183,871 and $5,666,188 as of December 31, 2001 and 2000, respectively.

      The Bank concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento counties, in Upstate California, and the location of the Bank's three full service offices. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral. The Bank's exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan.

      Changes in the allowance for loan losses consist of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2001            2000            1999
                                                    -----------     -----------     -----------
      Balance at beginning of year                  $ 2,973,593     $ 2,971,747     $ 3,234,837
      Provision for loan losses                         255,000         142,000         120,000
      Loans charged off                                (535,179)       (204,402)       (460,363)
      Recoveries of loans previously charged off        486,368          64,248          77,273
                                                    -----------     -----------     -----------

      Balance at end of year                        $ 3,179,782     $ 2,973,593     $ 2,971,747
                                                    ===========     ===========     ===========


6.    BANK PREMISES AND EQUIPMENT

      Bank premises and equipment consist of the following:

                                                                   DECEMBER 31,
                                           ESTIMATED       ---------------------------
                                             LIVES             2001            2000
                                                           -----------     -----------
      Land                                                 $ 1,507,628     $ 1,595,808
      Bank Buildings                       31.5 years        3,680,047       3,680,047
      Furniture, fixtures and equipment    3 - 7 years       3,572,577       2,979,915
                                                           -----------     -----------
                                                             8,760,252       8,255,770
      Less accumulated depreciation                         (3,559,166)     (3,016,977)
                                                           -----------     -----------
                                                             5,201,086       5,238,793
      Construction in progress                                 138,026          48,360
                                                           -----------     -----------
                                                           $ 5,339,112     $ 5,287,153
                                                           ===========     ===========

      Depreciation expense, included in net occupancy and equipment expense, is $550,009, $507,458, and $471,655 for the years ended December 31, 2001,
      2000 and 1999, respectively.

7.    OTHER ASSETS

      Other assets consist of the following:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
      Cash surrender value of life insurance
         policies                                    $ 4,187,382    $ 2,019,420
      Deferred tax asset, net                          1,535,191      1,173,537
      Accrued interest on loans                        1,045,893      1,266,751
      Accrued interest on investment securities          527,090        336,597
      Sweep account receivable                         2,001,522      1,377,943
      Federal Home Loan Bank Stock                       326,100        307,000
      Core Deposit Intangible, net of accumulated
             amortization of $54,936                     714,209              0
      Other                                              340,570        399,754
                                                     -----------    -----------
                                                     $10,677,957    $ 6,881,002
                                                     ===========    ===========

8.    DEPOSITS

      Time certificates of deposit of $100,000 or more totaled $70,386,783 and $51,621,931 at December 31, 2001 and 2000, respectively. Interest expense on such deposits was $3,114,739, $3,849,404 and $2,116,417 during 2001,
      2000 and 1999, respectively.

      At December 31, 2001, the scheduled maturities for time deposits are as follows:

      YEAR ENDING
      DECEMBER 31,
      ------------
         2002                                         $134,849,994
         2003                                           12,753,284
         2004                                            2,088,234
         2005                                              292,062
                                                      ------------
         Total                                        $149,983,574
                                                      ============


9.    OTHER LIABILITIES

      Other liabilities consist of the following:

                                                        DECEMBER 31,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
      Deferred compensation                     $2,328,182      $1,990,711
      Employee incentive payable                   274,495         437,004
      Accrued interest payable                     386,486         464,182
      Other                                        241,563         156,987
                                                ----------      ----------
                                                $3,230,726      $3,048,884
                                                ==========      ==========

10.   INCOME TAXES

      Provision for income taxes consists of the following:

                                        YEARS ENDED DECEMBER 31,
                            ----------------------------------------------
                                2001              2000             1999
                            -----------       -----------      -----------
      Current:
         Federal            $ 2,197,404       $ 2,305,780      $ 1,941,187
         State                  397,186           425,446          485,321
                            -----------       -----------      -----------
                              2,594,590         2,731,226        2,426,508
                            -----------       -----------      -----------
      Deferred:
         Federal               (220,321)           99,082          210,068
         State                  (32,543)           20,983           64,667
                            -----------       -----------      -----------
                               (252,864)          120,065          274,735
                            -----------       -----------      -----------
                            $ 2,341,725       $ 2,851,291      $ 2,701,243
                            ===========       ===========      ===========

      Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                 % OF PRETAX INCOME
                                                            ----------------------------
                                                             2001       2000       1999
                                                            ------     ------     ------
      Income tax at the Federal statutory rate              34.00%     34.00%     34.00%
      State franchise tax, net of Federal tax benefit        7.15       7.15       7.15
      Tax-exempt interest                                   (4.11)     (3.10)     (3.60)
      Other                                                 (1.64)      (.84)       .65
                                                            ------     ------     ------
                                                            35.40%     37.21%     38.20%
                                                            ======     ======     ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 consist of the following:

                                                  2001            2000
                                              -----------     -----------
      Deferred tax assets:
         State franchise taxes                $   136,130     $   129,429
         Deferred compensation                  1,043,957         892,635
         Loan loss reserves                       936,467         812,576
         Unrealized securities losses               4,410               0
         Other                                     31,916               0
                                              -----------     -----------
      Total deferred tax assets                 2,152,880       1,834,640
                                              -----------     -----------
      Deferred tax liabilities:
         Depreciation                            (222,560)       (260,301)
         Unrealized securities gains                   (0)        (51,382)
         Deferred loan origination costs         (297,382)       (216,111)
         Deferred State taxes                     (97,747)        (86,682)
          Other                                        (0)        (46,627)
                                              -----------     -----------
      Total deferred tax liabilities             (617,689)       (661,103)
                                              -----------     -----------
      Net deferred tax asset                  $ 1,535,191     $ 1,173,537
                                              ===========     ===========

11.   STOCK OPTION PLAN

      On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan") which was approved by the Company's stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options ("Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options ("NSOs") to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company's common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel and (c) linking key personnel directly to stockholder interests through increased stock ownership. A total of 1,782,000 shares of the Company's common stock are reserved for grant under the Plan.

      The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability, retirement or in the event of a change of control.

      The following table presents the changes in outstanding stock options for the periods indicated:

                                                                   WEIGHTED
                                                      NUMBER       AVERAGE
                                                        OF         EXERCISE
                                                      SHARES        PRICE
                                                      -------      --------
      Options outstanding, January 1, 1999            452,100       $ 8.75
      Granted                                           4,950       $17.27
      Exercised                                       (11,330)      $ 8.97
                                                      -------
      Options outstanding, December 31, 1999          445,720       $ 9.50
      Expired                                          (3,300)      $ 9.70
      Exercised                                       (43,505)      $ 8.97
                                                      -------
      Options outstanding, December 31, 2000          398,915       $ 8.91
      Granted                                          42,050       $18.98
      Exercised                                       (13,115)      $ 9.34
                                                      -------
      Options outstanding, December 31, 2001          427,850       $ 9.87
                                                      =======

      At December 31, 2001, 1,282,900 shares were available for future grants under the plan. As of December 31, 2001, 2000 and 1999, respectively, 225,827, 188,800 and 249,828 shares were available to be exercised.

      Additional information regarding options outstanding as of December 31, 2001 is as follows:

                                  Weighted Avg.
                                    Remaining
      Exercise       Options       Contractual           Options
      Prices       Outstanding     Life (Years)        Exercisable
      --------     -----------    --------------       -----------
      $ 8.25         236,995            7                158,400
      $ 9.70         143,855            7                 65,447
      $17.27           4,950            8                  1,980
      $16.25          14,250            9                      0
      $20.00          27,800            9                      0

      The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost related to the discount on non-qualified options recorded in 2001, 2000 and 1999 was $67,200, $67,200, and $77,865 respectively.

      The Company applies Accounting Principles Board Opinions No. 25, "Accounting for Stock Issues to Employees" (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123 "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Year Ended December 31
                                     ------------------------------------------
                                        2001            2000            1999
                                     ----------      ----------      ----------
      Net income
        As reported                  $4,273,662      $4,811,769      $4,370,003
        Pro forma                     4,124,322       4,710,093       4,268,327
      Basic earnings per share
        As reported                  $     1.52      $     1.67      $     1.49
        Pro forma                          1.47            1.63            1.46
      Diluted earning per share
        As reported                  $     1.44      $     1.59      $     1.38
        Pro forma                          1.39            1.55            1.35

      The fair value of the options granted during 2001 and 1999, is estimated as $47,600 and $5,200 on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 29.55% and 27.52%, risk-free interest rate of 4.92% and 6.61%, expected increase in dividends of $0.05 per share per year, annual dividend rate of 3.01% and 3.55%, assumed forfeiture rate of zero and an expected life of 7 years. There were no options granted in 2000. The fair value per share of the 2001 and 1999 awards was $5.67 and $5.77.

12.   CAPITAL STOCK

      On May 18, 1999, the Board of Directors authorized the purchase in the open market of up to 452,100 shares of its outstanding common stock over a seven-year period. The purpose of this buyback is to offset the dilution of stock options that are outstanding. The number of shares is adjusted on an annual basis to coincide with new issues and forfeitures.

      On August 24, 2001, the Board of Directors authorized a common stock repurchase of up to 5% or approximately 114,000 shares of the Company's Common Stock.

      During 2001, 2000 and 1999, 193,839, 66,067 and 63,669 shares were purchased . Under the two plans approximately 239,000 shares remain available for repurchase. Shares purchased are retired by a charge to common stock and retained earnings for the cost.

      On October 22, 2001 a cash dividend of $0.65 per share was paid to shareholders of record as of October 1, 2001.

      On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2000 no preferred shares had been issued.

      All share and per share amounts have been restated to reflect the 2000 10% stock dividend.

13.   RETIREMENT BENEFITS

      PROFIT SHARING PLAN - In 1985, the Bank adopted a profit sharing 401(k) plan for eligible employees to be funded out of the Bank's earnings. The employees' contributions are limited to the maximum amount allowable under IRS Section 402(G). The Bank's contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Bank made matching contributions aggregating $100,000, $42,610, and $38,104 for the years ended December 31, 2001, 2000 and 1999, respectively. The Bank made a discretionary contribution of $25,000 in 1999. No discretionary contributions were made in 2001 or 2000.

      SALARY CONTINUATION PLAN - In April 2001, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SCP plan additional benefits in the future in return for continued satisfactory performance by the executives. Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of twenty years, disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank's contractual obligation to pay pre-retirement death benefits and to recover the Bank's cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

      The retirement benefit is derived from accruals to a benefit account during the participant's employment. At the end of the executive's period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation payable and compensation expense under the salary continuation plan totaled $79,578 for 2001.

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

            An analysis of the activity in related party loans consists of the following:

                                                DECEMBER 31,
                                        -----------------------------
                                            2001              2000
                                        -----------       -----------
      Balance at beginning of year      $ 1,554,264       $   938,309
      New loan additions                    584,946         1,017,051
      Principal repayments               (1,218,135)         (401,096)
                                        -----------       -----------
      Balance at end of year            $   921,075       $ 1,554,264
                                        ===========       ===========

      As of December 31, 2001 and 2000 there were no related party loans which were past due or classified.

15.   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2001 are below:

      (Dollars in thousands)
      Years Ended December 31,
      -------------------------
      2002                                                       $  254,340
      2003                                                       $  254,340
      2004                                                       $  254,340
      2005                                                       $  254,340
      2006                                                       $  254,340
      Thereafter                                                 $1,247,805
                                                                 ----------
      Total                                                      $2,519,505
                                                                 ==========

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

                                                      DECEMBER 31,
                                              ----------------------------
                                                  2001             2000
                                              -----------      -----------
      Off-balance sheet commitments:
         Commitments to extend credit         $61,847,400      $55,764,726
         Standby letters of credit              1,917,339        1,605,120

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

16.   REGULATORY MATTERS

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements and initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2001 and 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.


                                                                                                               TO BE
                                                                                                           CATEGORIZED AS
                                                                                                          WELL CAPITALIZED
                                                                                FOR CAPITAL                UNDER PROMPT
                                                           ACTUAL            ADEQUACY PURPOSES           CORRECTIVE ACTION
                                                  ----------------------    --------------------      -----------------------
                                                    AMOUNT        RATIO       AMOUNT       RATIO        AMOUNT         RATIO
                                                  -----------     ------    ----------     -----      ----------       ------
      At December 31, 2001:

      COMPANY
      Leverage capital (to average assets)        $27,247,887      9.38%   $11,624,400     4.00%             n/a          n/a
      Tier 1 Capital (to risk-weighted assets)     27,247,887     11.08%     9,840,410     4.00%             n/a          n/a
      Total capital (to risk-weighted assets)      30,323,015     12.33%    19,680,820     8.00%             n/a          n/a

      BANK
      Leverage capital (to average assets)        $26,883,167      9.38%   $11,464,430     4.00%     $14,530,500        5.00%
      Tier 1 Capital (to risk-weighted assets)     26,883,167     10.93%     9,840,410     4.00%      14,760,615        6.00%
      Total capital (to risk-weighted assets)      29,958,295     12.18%    19,680,820     8.00%      20,880,675       10.00%

      At December 31, 2000:

      COMPANY
      Leverage capital (to average assets)        $28,667,489     11.52%   $ 9,957,499     4.00%             n/a          n/a
      Tier 1 Capital (to risk-weighted assets)     28,667,489     13.75%     8,352,270     4.00%             n/a          n/a
      Total capital (to risk-weighted assets)      31,277,573     15.01%    16,704,540     8.00%             n/a          n/a

      BANK
      Leverage capital (to average assets)        $26,804,948     11.02%   $ 9,733,543     4.00%     $11,905,107        5.00%
      Tier 1 Capital (to risk-weighted assets)     26,804,948     12.86%     8,352,270     4.00%      11,015,280        6.00%
      Total capital (to risk-weighted assets)      29,415,033     14.11%    16,704,540     8.00%      18,358,800       10.00%

      The principal sources of cash for the Company are dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2001 the maximum amount available for dividend distribution under this restriction was approximately $8,379,492.

      The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 2001 or 2000.

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

      The following table presents financial information about the Company's reportable segments:

                                        2001          2000          1999
                                     ----------    ----------    ----------
      Income before income taxes:
        Commercial banking           $5,675,153    $5,787,627    $5,188,941
        Credit card services            940,234     1,875,433     1,882,305
                                      ----------    ----------    ----------
                                     $6,615,387    $7,663,060    $7,071,246
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

      SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - The fair value of securities purchased under agreements to resell is estimated by discounting the contractual cash flows under outstanding borrowings at rates prevailing in the marketplace today for similar borrowings, rates and collateral.

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

      The estimated fair values of the Company's financial instruments are approximately as follows:

                                                                     DECEMBER 31, 2001
                                                         -------------------------------------------
                                                          CONTRACT        CARRYING         FAIR
                                                           AMOUNT          AMOUNT          VALUE
                                                         -----------    ------------    ------------
      Financial assets:
         Cash and short-term investments                                $ 40,957,910    $ 40,957,910
         Securities                                                       45,015,174      45,090,835
         Loans receivable, net                                           216,696,198     217,497,282
      Financial liabilities:
         Demand and savings                                             $131,451,970    $131,451,970
         Fixed rate certificates                                         143,543,830     142,049,046
         Variable certificates                                             6,439,744       6,439,744
       Securities sold under agreements to repurchase                      6,780,232       6,780,232

      Off balance sheet financial instruments:
         Commitments to extend credit                    $61,847,400                    $  1,241,348
         Standby letters of credit                         1,917,339                          38,347

                                                                       DECEMBER 31, 2000
                                                          -------------------------------------------
                                                           CONTRACT         CARRYING         FAIR
                                                            AMOUNT           AMOUNT          VALUE
                                                          -----------     ------------    ------------
      Financial assets:
         Cash and short-term investments                                  $ 25,612,510    $ 25,612,510
         Securities                                                         26,004,211      25,969,789
         Loans receivable, net                                             191,321,906     191,569,458
      Financial liabilities:
         Demand and savings                                               $ 97,282,076    $ 97,282,076
         Fixed rate certificates                                           112,561,043     108,983,372
         Variable certificates                                               8,193,038       8,193,038
         Securities sold under agreements to repurchase                      5,267,472       5,267,472

      Off balance sheet financial instruments:
         Commitments to extend credit                      $55,764,726                    $  1,115,295
         Standby letters of credit                           1,605,120                          32,102

19.   BRANCH ACQUISITION

      On June 15, 2001, the Company executed a Branch Purchase and Assumption Agreement which provided for the purchase of deposit liabilities, assumption of the lease, and purchase of certain fixed assets at net book value of a banking office located in Citrus Heights, California.

      The Company received approximately $31,438,000 in cash from the seller, recorded intangible assets of approximately $769,000, and recorded liabilities, consisting of deposits, of approximately $32,252,000.

20.         REDDING BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                              DECEMBER 31,
                                                       --------------------------
                                                           2001           2000
                                                       -----------    -----------
      BALANCE SHEETS
         Assets:
            Cash                                       $    26,229    $   184,282
            Time deposit with subsidiary                   140,000      1,490,000
            Investment in subsidiaries                  27,073,620     27,079,987
                                                       -----------    -----------

         Total assets                                  $27,239,849    $28,754,269
                                                       ===========    ===========
         Stockholders' Equity                           27,239,849     28,754,269
                                                       -----------    -----------
         Total liabilities and stockholders' equity    $27,239,849    $28,754,269
                                                       ===========    ===========


                                                          YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     2001          2000          1999
                                                  ----------    ----------    ----------
      STATEMENTS OF INCOME
         Income:
            Interest on time deposit              $   45,582    $   33,655    $   42,259
            Dividend from subsidiary               4,303,000     3,247,731     2,840,272
                                                  ----------    ----------    ----------
                                                   4,348,582     3,281,386     2,882,531
         Expenses                                    161,579       203,616       297,414
                                                  ----------    ----------    ----------
         Income before income taxes and
            equity in undistributed net income
            of subsidiaries                        4,268,095     3,077,770     2,585,117
         Provision for income taxes(2)                   800           800           800
                                                  ----------    ----------    ----------
         Income before equity in undistributed
            net income of subsidiaries             4,267,295     3,076,970     2,584,317
         Equity in undistributed net income of
            subsidiaries                               6,367     1,734,799     1,785,686
                                                  ----------    ----------    ----------
         Net income                               $4,273,662    $4,811,769    $4,370,003
                                                  ==========    ==========    ==========


------------
(2) Under the Company's intercompany tax allocation policy, all tax benefits resulting from net losses before dividends from subsidiaries are allocated to the Bank.

                                                                     YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                              2001            2000           1999
                                                          -----------     -----------     -----------
      STATEMENTS OF CASH FLOWS

      Cash flows from operating activities:
         Net income                                       $ 4,273,662     $ 4,811,769       4,370,003
         Adjustments to reconcile net income to
            net cash provided by operating activities:
         Compensation associated with stock options            67,200          67,200          77,865
         Equity in undistributed net income of
           subsidiaries                                       (88,450)     (1,871,530)     (1,839,815)
                                                          -----------     -----------     -----------
      Net cash provided by operating activities             4,252,412       3,007,439       2,608,053
                                                          -----------     -----------     -----------
      Cash flows from financing activities:
         Purchase of common stock                          (4,091,824)     (1,307,116)     (1,243,094)
         Proceeds from issuance of common stock               123,751         495,506         147,150
                                                          -----------     -----------     -----------
         Common stock transactions, net                    (3,968,073)       (811,610)     (1,095,944)
         Cash dividends                                    (1,792,392)     (1,699,627)     (1,583,923)
                                                          -----------     -----------     -----------
      Net cash used by financing activities                (5,760,465)     (2,511,237)     (2,679,867)
                                                          -----------     -----------     -----------
      Increase (decrease) in cash and cash equivalents     (1,508,053)        496,202         (71,814)
      Cash and cash equivalents at beginning of year        1,674,282       1,178,080       1,249,894
                                                          -----------     -----------     -----------
      Cash and cash equivalents at end of year            $   166,229     $ 1,674,282     $ 1,178,080
                                                          ===========     ===========     ===========

QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(Dollars in thousands)

                                           Q1          Q2          Q3          Q4
                                          2001        2001        2001        2001
                                        -------     -------     -------     -------
      Net interest income               $ 2,856     $ 2,738     $ 2,828     $ 2,768
      Provision for loan losses            (158)       (149)         52          (0)
      Non-interest income                   732         684         512         895
      Non-interest expense               (1,660)     (1,719)     (1,864)     (1,900)
                                        -------     -------     -------     -------
      Income before taxes                 1,770       1,554       1,528       1,763
      Provision for income tax             (639)       (582)       (532)       (588)
                                        -------     -------     -------     -------
      Net Income                        $ 1,131     $   972     $   996     $ 1,175
                                        =======     =======     =======     =======
      Per common share:
          Basic earnings per share      $  0.39     $  0.34     $  0.36     $  0.43
          Diluted earnings per share    $  0.38     $  0.33     $  0.33     $  0.41
          Dividends per share           $  0.00     $  0.00     $  0.00     $  0.65


(Dollars in thousands)

                                           Q1          Q2          Q3          Q4
                                          2000        2000        2000        2000
                                        -------     -------     -------     -------
      Net interest income               $ 2,878     $ 2,819     $ 2,829     $ 2,929
      Provision for loan losses              (0)        (56)         (0)        (86)
      Non-interest income                   676         715         730         686
      Non-interest expense               (1,652)     (1,540)     (1,639)     (1,626)
                                        -------     -------     -------     -------
      Income before taxes                 1,902       1,938       1,920       1,903
      Provision for income tax             (737)       (698)       (695)       (721)
                                        -------     -------     -------     -------
      Net Income                        $ 1,165     $ 1,240     $ 1,225     $ 1,182
                                        =======     =======     =======     =======

      Per common share:
          Basic earnings per share      $  0.40     $  0.43     $  0.43     $  0.41
          Diluted earnings per share    $  0.38     $  0.41     $  0.41     $  0.39
          Dividends per share           $  0.00     $  0.00     $  0.00     $  0.59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

            Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement").


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers of the Company and their ages as of February 19, 2002, are as follows:

             Name                Age                                 Position(s)
             ----                ---                                 -----------
Michael C. Mayer..............    45       President, Chief Executive Officer Redding
                                           Bank of Commerce and Director

Linda J. Miles................    48       Executive Vice President, Chief Financial
                                           Officer and Assistant Secretary

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

            Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. With over 25 years of professional banking experience, prior to joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another Upstate California Independent Bank. Ms. Miles serves on the ALCO committee and attends all committee meetings of the Board of Directors.

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

      (3)   Exhibits:

            Exhibit
            Number      Description of Document
            -------     -----------------------
             3.1        Articles of Incorporation, as amended.*
             3.2        Bylaws, as amended.*
             4.1        Specimen Common Stock Certificate.*
            10.1        Office Building Lease by and between David and Maria
                        Wong and Redding Bank of Commerce dated June 10, 1998.*
            10.2        Office Building Lease between Garian Partnership/First
                        Avenue Square and Redding Bank of Commerce dated July
                        16, 1998.*
            10.3        1998 Stock Option Plan.*
            10.4        Form of Incentive Stock Option Agreement used in
                        connection with 1998 Stock Option Plan.*
            10.5        Form of Nonstatutory Stock Option Agreement used in
                        connection with 1998 Stock Option Plan.*
            10.6        Employment Agreement between the Company and Russell L.
                        Duclos dated June 17, 1997.*
            10.7        Directors Deferred Compensation Plan.*
            10.8        Form of Deferred Compensation Agreement Used In
                        Connection With Directors Deferred Compensation Plan.*
            10.9        Merchant Services Agreement dated as of April 1, 1993,
                        between Cardservice International, Inc. and Redding Bank
                        of Commerce, as amended.*
            11.1        Statement re: Computation of Earnings Per Share (see
                        page 49).
            16.1        Letter on Change in Certifying Accountants.*
            21.1        Subsidiaries of the Company.*
            23.1        Consent of Deloitte & Touche LLP.
            24.1        Power of Attorney (see page ___69__)

            ---------------------
            * Previously filed with the Company's Registration Statement on
              Form 10.

(b)   Reports on Form 8-K:

            On October 16, 2001, the Company filed a Form 8-K reporting third quarter financial results. On February 4, 2002, the Company filed a Form 8-K reporting 2001 year-end financial results.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2002.



                                        REDDING BANCORP

                                        By  /s/ Michael C. Mayer
                                           -------------------------------------
                                                Michael C. Mayer
                                                President, Chief Executive
                                                Officer and Director


                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael C. Mayer and Linda J. Miles, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


            Name                                     Title                            Date
            ----                                     -----                            ----
/s/ Michael C. Mayer                   President, Chief Executive Officer       February 19, 2002
-------------------------------        Redding Bank of Commerce and Director
    Michael C. Mayer


/s/ Linda J. Miles                     Executive Vice President and Chief       February 19, 2002
-------------------------------        Financial Officer and Assistant
    Linda J. Miles                     Secretary (Principal Financial Officer
                                       and Accounting Officer)


/s/ Robert C. Anderson                 Chairman of the Board                    February 19, 2002
-------------------------------
    Robert C. Anderson


/s/ Welton L. Carrel                   Director                                 February 19, 2002
-------------------------------
    Welton L. Carrel


/s/ Russell L. Duclos                  Director                                 February 19, 2002
-------------------------------
    Russell L. Duclos

/s/ John C. Fitzpatrick                 Director               February 19, 2002
-------------------------------
    John C. Fitzpatrick


/s/ Kenneth R. Gifford, Jr.             Director               February 19, 2002
-------------------------------
    Kenneth R. Gifford, Jr.


/s/ Harry L. Grashoff, Jr.              Director               February 19, 2002
-------------------------------
    Harry L. Grashoff, Jr.


/s/ Eugene L. Nichols                   Director               February 19, 2002
-------------------------------
    Eugene L. Nichols


/s/ David H. Scott                      Director               February 19, 2002
-------------------------------
    David H. Scott

                                  EXHIBIT INDEX

            Exhibit
            Number      Description of Document
            -------     -----------------------
             3.1        Articles of Incorporation, as amended.*
             3.2        Bylaws, as amended.*
             4.1        Specimen Common Stock Certificate.*
            10.1        Office Building Lease by and between David and Maria
                        Wong and Redding Bank of Commerce dated June 10, 1998.*
            10.2        Office Building Lease between Garian Partnership/First
                        Avenue Square and Redding Bank of Commerce dated July
                        16, 1998.*
            10.3        1998 Stock Option Plan.*
            10.4        Form of Incentive Stock Option Agreement used in
                        connection with 1998 Stock Option Plan.*
            10.5        Form of Nonstatutory Stock Option Agreement used in
                        connection with 1998 Stock Option Plan.*
            10.6        Employment Agreement between the Company and Russell L.
                        Duclos dated June 17, 1997.*
            10.7        Directors Deferred Compensation Plan.*
            10.8        Form of Deferred Compensation Agreement Used In
                        Connection With Directors Deferred Compensation Plan.*
            10.9        Merchant Services Agreement dated as of April 1, 1993,
                        between Cardservice International, Inc. and Redding Bank
                        of Commerce, as amended.*
            11.1        Statement re: Computation of Earnings Per Share (see
                        page 49).
            16.1        Letter on Change in Certifying Accountants.*
            21.1        Subsidiaries of the Company.*
            23.1        Consent of Deloitte & Touche LLP.
            24.1        Power of Attorney (see page ___69__)

---------------------
* Previously filed with the Company's Registration Statement on Form 10 and SEC Form 10-K.