Form 10-K/A
period 2001-12-31
REDDING BANCORP
filed 2002-05-08
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X]	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25135

(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1951 Churn Creek Road Redding, California	96002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (530) 224-3333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date. March 31, 2002: 2,698,415

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Redding Bancorp:

We have audited the accompanying consolidated balance sheets of Redding Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Sacramento, California
January 18, 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2002.

REDDING BANCORP

By	/s/ Linda J. Miles

Linda J. Miles Executive Vice President & Chief Financial Officer

3