Form 10-Q
period 2002-03-31
REDDING BANCORP
filed 2002-05-14
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25135

REDDING BANCORP

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2823865 (I.R.S. Employer Identification No.)

1951 Churn Creek Road Redding, California (Address of principal executive offices)	96002 (Zip code)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Income (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Unaudited Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. Other Information
Item 1. Legal proceedings
Item 2. Changes in securities and use of proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6A. Exhibits
SIGNATURES

REDDING BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

REDDING BANCORP & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands)

	March 31, 2002	Dec 31, 2001	March 31, 2001

ASSETS
Cash and due from banks	$17,881	$15,528	$11,598
Federal funds sold and securities purchased under agreements to resell	13,930	25,430	24,270
Securities available-for-sale	34,640	40,898	24,570
Securities held to maturity, at cost (estimated fair value of $3,805 on March 31, 2002, $4,193 on December 31, 2001 and $5,910 on March 31, 2001)	3,707	4,117	5,861
Loans, net of the allowance for loan losses of $3,232 on March 31, 2002, $3,180 on December 31, 2001 and $2,645 on March 31, 2001	230,892	216,696	194,328
Bank premises and equipment, net	5,391	5,339	5,187
Other assets	10,899	10,678	7,417

Total Assets	$317,340	$318,686	$273,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$44,830	$44,525	$33,072
Demand — interest bearing	73,409	69,892	53,921
Savings	18,065	17,034	13,355
Certificates of deposits	138,081	149,984	127,831

Total Deposits	274,385	281,435	228,179
Securities sold under agreements to repurchase	11,867	6,780	11,272
Other Liabilities	3,293	3,231	3,902

Total Liabilities	289,545	291,446	243,353
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2001 and 2000
Common Stock , no par value, 10,000,000 shares authorized; 2,698,415 shares issued and outstanding at March 31, 2002 and 2,703,457 at December 31, 2001	8,851	8,851	9,359
Retained Earnings	19,042	18,397	20,330
Accumulated other comprehensive income (loss), net of tax	(98)	(8)	189

	27,795	27,240	29,878

Total Liabilities and Stockholders’ Equity	$317,340	$318,686	$273,231

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except share data)
Three months ended March 31, 2002 and 2001

	March 31, 2002	March 31, 2001

Interest income:
Interest and fees on loans	$3,707	$4,552
Interest on tax exempt securities	48	25
Interest on US government securities	377	376
Interest on federal funds sold and securities purchased under agreements to resell	63	228

Total interest income	4,216	5,206

Interest expense:
Interest on demand deposits	118	303
Interest on savings deposits	37	95
Interest on time deposits	1,435	1,872
Securities sold under agreements to repurchase	10	80

Total interest expense	1,600	2,350

Net interest income	2,616	2,856
Provision for loan losses	65	158

Net interest income after provision for loan losses	2,551	2,698

Non-interest income:
Service charges on deposit accounts	72	51
Other income	265	207
Net loss sale of securities available-for-sale	(1)	0
Credit card service income, net	107	474

Total non-interest Income:	443	732

Non-interest expense:
Salaries and related benefits	1,022	969
Net occupancy and equipment expense	353	225
FDIC Insurance premium	12	10
Data processing and professional services	120	105
Directors’ expenses	60	46
Other expense	318	305

Total non-interest expense	1,885	1,660

Income before income taxes	1,109	1,770
Provision for income taxes	368	639

Net Income	$741	$1,131

Basic earnings per share	$0.27	$0.39
Weighted average shares — basic	2,703	2,876
Diluted earnings per share	$0.26	$0.38
Weighted average shares — diluted	2,873	3,008

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
Three months ended March 31, 2002 and 2001

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net Income	$741	$1,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65	158
Provision for depreciation	147	118
Compensation expense associated with exercise of stock options	17	17
Loss on sale of securities available-for-sale	1	0
Amortization of investment premiums and accretion of discounts, net	(177)	130
Gain on sale of loans	(42)	(14)
Proceeds from sales of loans	3,368	742
Loans originated for sale	(3,410)	(728)
Effect of changes in:
Other assets	(221)	(536)
Deferred loan fees	103	(38)
Other liabilities	63	853

Net cash provided by operating activities	655	1,833

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	3,466	7,970
Proceeds from sale of available-for-sale securities	6,839	0
Purchases of available-for-sale securities	(3,550)	(12,425)
Loan origination, net of principal repayments	(14,280)	(3,126)
Purchases of premises and equipment	(200)	(18)

Net cash (used) provided by investing activities	(7,725)	(7,599)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings	4,852	3,066
Net increase in certificates of deposit	(11,903)	7,077
Net increase from other borrowings	5,087	6,004
Common stock repurchase transactions	(113)	(126)
Common stock options exercised	0	0

Net cash provided by financing activities	(2,077)	16,021

Net increase in cash and cash equivalents	(9,147)	10,255
Cash and cash equivalents, beginning of period	40,958	25,613

Cash and cash equivalents, end of period	$31,811	$35,868

Supplemental disclosures:
Cash paid during the period for:
Income taxes	0	60
Interest	1,677	2,417

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp’s 2001 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The statements include the accounts of Redding Bancorp (“the Company”), and its wholly owned subsidiaries, Redding Bank of Commerce (“RBC”), Roseville Bank of Commerce, a division of Redding Bank of Commerce and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months ended March 31, 2002 and 2001.

(Dollars in thousands, except per share data)

	Three Months Ended March 31,

	2002	2001

Basic EPS Calculation:
Numerator (net income)	$741	$1,131
Denominator (average common shares outstanding)	2,703	2,876
Basic earnings per Share	$0.27	$0.39
Diluted EPS Calculation:
Numerator (net income)	$741	$1,131
Denominator:
Average common shares outstanding	2,703	2,876
Options	170	132

	2,873	3,008
Diluted earnings per Share	$0.26	$0.38

3. Comprehensive Income

     The Company’s total comprehensive earnings were as follows:

	Three Months Ended March 31,

	2002	2001

Net Income as reported	$741	$1,131
Other comprehensive income (net of tax):
Unrealized holding gain (loss) on securities available-for-sale	(91)	192
Reclassification adjustment for losses included in net income	1	0

Total other comprehensive income	(90)	192
Total comprehensive income	$651	$1,323

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

     The following table presents financial information about the Company’s reportable segments:

	Three Months Ended March 31,

Net income before taxes allocated to:	2002	2001

Commercial Banking	$1,002	$1,296
Credit card services	107	474

	$1,109	$1,770

5. New Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have any impact on the Company’s consolidated financial position, results of operations, or cash flows, as the Company had no goodwill as of January 1, 2002 and all of the Company’s intangible assets, comprised of core deposit intangibles, have finite lives and are continuing to be amortized.

Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting The Results Of Operations — Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions”. SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have any effect on the Company’s financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired or that were to be disposed of as of January 1, 2002.

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to March 31, 2002. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2002, compared to the same period in 2001. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

     The Company considers Upstate California to be it’s major market area. The Company conducts its business through Redding Bank of Commerce (“The Bank”), its principal subsidiary, and Roseville Bank of Commerce, a division of the Bank. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, real estate, personal, home improvement, automobile and other installment and term loans, travelers checks, safe deposit boxes, lock box collection services, telephone and Internet banking.

     The primary focus of the Company is to provide services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages and lock box collection programs. The Company does not offer trust services or international banking services and does not plan to do so in the immediate future.

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

     Critical Accounting Policies

     The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2001 Annual Report on Form 10-K. The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”) and the Bank’s primary federal regulator, the FDIC.

     The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses. However, various factors, many of which are beyond the control of the Company, could lead to significant revisions in the amount of allowance for loan losses in future periods, with a corresponding impact upon the results of operations. In addition, the calculation of the allowance for loan losses is by nature inexact, as the allowance represents Management’s best estimate of the loan losses inherent in the Company’s credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

     Other estimates that the Company utilizes in its accounting include the expected useful lives of depreciable assets, such as buildings, building improvements, equipment, and furniture. The useful lives of various technology related hardware and software could be subject to change due to advances in technology and the general adoption of new standards for technology or interfaces among computer or telecommunication systems.

     The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option Plans provide for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost is required to be recognized for the stock option Plans.

     Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, “Accounting For Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced. The amount of the reduction for the fiscal years 1999 through 2001 is disclosed in Note 11 to the Consolidated Financial Statements contained in the 2001 Annual Report on Form 10-K, based upon the assumptions listed therein.

     GAAP itself may change over time, impacting the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

     Results of Operations

     The Company reported earnings of $741,000 ($0.26 per diluted share) for the quarter ended March 31, 2002. The quarterly earnings represent a 34.5% decrease over the $1,131,000 ($0.38 per diluted share) reported for the same period of 2001. The decrease in earnings is related to the net interest margin and attributable to the 475 basis point decrease in prime-lending rates over the prior year, as well as the decrease in merchant services income attributable to the new merchant services agreement. The Federal Reserve has cut rates to 40-year lows in an effort to fend off a recession. The Company’s internal financial models indicate that in periods of falling interest rates the net interest margin is expected to decrease while in periods of rising interest rates its margin is expected to increase. The decrease of net interest margin is magnified by the fact that the Company’s assets reprice at a more rapid rate than liabilities.

     Diluted earnings per share for the first quarter of 2001 were $0.26, compared to $0.38 for the same period of 2001.

     Additional factors contributing to the decrease in net earnings include a 77.4% reduction in merchant credit card servicing income pursuant to new contract pricing, the purchase of fixed assets and lease expenses to move the Roseville Bank of Commerce, a division of Redding Bank of Commerce to its permanent facility coupled with expanding staffing expenses for the new office and to support the volume of loan growth during the period.

     Net Interest Income

     Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the three months ended March 31, 2002, interest income decreased $990,000 (19.0%) over the same period in 2001. Interest expense on deposit accounts and borrowings decreased $750,000 (31.9%) over the same three-month period in 2001.

     The combined effect of the increase in volume of earning assets and decrease in yield on earning assets, resulted in a decrease of $240,000 (8.4%) in net interest income for the three month period ended March 31, 2002 from the same period in 2001. Net interest margin decreased 103 basis points to 3.72% from 4.75% for the same period a year ago. Yields on earning assets dropped to 5.99% compared with 8.66% a year ago. Funding costs dropped to 2.69% compared with 4.83% a year ago. The increased volume of earning assets has mitigated some of the effect of the rate reductions. The Company’s internal financial models indicate that in periods of falling interest rates the net interest margin is expected to decrease while in periods of rising interest rates its margin is expected to increase. The decrease of net interest margin is magnified by the fact that the Company’s assets reprice at a more rapid rate than liabilities. At the current low rates, any additional rate reductions will cause an additional reduction in interest margins. During the quarter $4.7 million of brokered deposits yielding 7.01% were repaid reducing overall interest expense.

     The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Three Months Ended

	March 31, 2002			March 31, 2001

			Yield/	Average		Yield/
	Average Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets
Portfolio Loans	$222,576	$3,707	6.66%	$195,008	$4,552	9.34%
Tax Exempt Securities	4,281	48	4.48%	2,257	25	4.43%
US Government	38,625	377	3.90%	24,781	376	6.07%
Federal Funds Sold	15,224	63	1.66%	16,945	228	5.38%
Other Securities	780	21	10.77%	1,437	25	6.96%

Average Earning Assets	$281,486	$4,216	5.99%	$240,428	$5,206	8.66%

Cash & Due From Banks	$18,307			$10,431
Bank Premises	5,358			5,196
Allowance for Loan Losses	(3,192)			(2,882)
Other Assets	8,780			5,234

Average Total Assets	$310,739			$258,407

Interest Bearing Liabilities
Demand Interest Bearing	$70,555	$118	0.67%	$50,087	$303	2.42%
Savings Deposits	17,493	37	0.85%	12,984	95	2.93%
Certificates of Deposit	144,623	1,435	3.97%	125,559	1,872	5.96%
Borrowings	5,331	10	0.75%	6,079	80	5.26%

	238,002	$1,600	2.69%	194,709	$2,350	4.83%

Non interest Demand	43,758			32,877
Other Liabilities	2,542			3,210
Shareholder Equity	26,437			27,611

Average Liabilities and Shareholders Equity	$310,739			$258,407

Net Interest Income and Net Interest Margin		$2,616	3.72%		$2,856	4.75%

     The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

Analysis of Changes in Net Interest Income
(Dollars in thousands)

	March 31, 2002 over March 31, 2001

Increase (Decrease) In Interest Income	Volume	Rate	Total

Portfolio loans	$459	$(1,304)	$(845)
Tax exempt securities	23	0	23
US Government securities	135	(134)	1
Federal Funds Sold	(7)	(158)	(165)
Other Securities	(18)	14	(4)

Total Increase	$592	$(1,582)	$(990)

Increase (Decrease) In Interest Expense

Interest Bearing Demand	$34	$(219)	$(185)
Savings Deposits	10	(68)	(58)
Certificates of Deposit	189	(626)	(437)
Borrowings	(1)	(69)	(70)

Total Increase	$232	$(982)	$(750)

Net Increase	$360	$(600)	$(240)

Noninterest Income

     The Company’s noninterest income consists of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. In April 1993, the Bank entered into an agreement (the “Merchant Services Agreement”) with Cardservice International, Inc. (“CSI”), an independent sales organization (“ISO”) and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa® or MasterCard® system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed on March 28, 2001 for a period of four years, which expires on April 1, 2005, and will automatically renew for additional four-year periods unless terminated in advance of the renewal period by CSI upon 90 days written notice or by the Bank upon 30 days prior written notice. The terms of the renewal represent a reduction in earnings on volume from .135% to .002% effective May 1, 2001. During the first quarter of 2002, CSI was acquired by FDMS a division of First Data resources. The acquisition provides significant financial strength to CSI further reducing financial risk to the Company. Management does not expect any changes in the contract through this term.

     For the three months, ended March 31, 2002 noninterest income decreased $289,000 or 39.5% over the same period in 2001. Merchant credit card income dropped 77.4%, or $367,000 over the prior period. This reduction in income is the result of pricing drops from .135% to .002% of the volumes processed. The new pricing is indicative of the financial strength of CSI and the mitigated risk associated with processing volumes, and was anticipated by the Company. Strategies to reduce the dependence of merchant services fee income include substantial growth in the loan portfolio with a focus to volume increases in the Roseville market.

     Historically the Company’s service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company’s philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source. Service charges increased 41.2% or $21,000 over the prior period reflective of volume increases in the deposit portfolio.

     The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)
Noninterest Income	2002	2001

Service Charges	$72	$51
Credit Card Income, net	107	474
Other Income	265	207
Loss on sale of securities available-for-sale	(1)	0

Total noninterest income	$443	$732

Noninterest Expense

     Noninterest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses.

     For the three months ended March 31, 2002, noninterest expense increased $225,000 over the same period in 2001. Salaries and benefits increased $53,000 or 5.5% representing the acquisition of the Sunrise office coupled with the expansion of the Roseville Bank of Commerce. Occupancy and equipment expense increased $128,000 or 56.9% over the prior year and represents the investment in the Roseville Bank of Commerce facility and fixtures.

     The following table sets forth a summary of noninterest expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in Thousands)
Noninterest Expense	2002	2001

Salaries and Benefits	$1,022	$969
Occupancy & Equipment	353	225
Data Processing Fees	28	23
Professional Fees	84	82
Directors Expenses	60	47
Other Expenses	338	314

Total Noninterest expense	$1,885	$1,660

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

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)
Income Taxes	2002	2001

Tax provision	$368	$639
Effective tax rate	33.2%	36.1%

     The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company’s tax provision is attributable to a decrease in taxable income.

Asset Quality

     The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento and Shasta Counties, California, and the locations of the Bank’s four full service branches.

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

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	March 31, 2002	December 31, 2001

Commercial & Financial	$85,834	$76,913
Real Estate-Construction	43,214	45,331
Real Estate-Commercial	104,127	96,617
Installment	443	440
Other Loans	744	709
Less:
Deferred Loan Fees and Costs	(238)	(134)
Allowance for Loan Losses	(3,232)	(3,180)

Total Net Loans	$230,892	$216,696

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

     Net portfolio loans increased $14.2 million or 6.6% at March 31, 2002 compared with $216.7 million at December 31, 2001. The portfolio mix remains stable with the mix at December 31, 2001, with commercial and financial loans of approximately 37%, real estate construction of 18% and commercial real estate at 45%.

     Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $0 and $349,139 in impaired loans that had impairment allowances of $0 and $13,603 as of March 31, 2002 and December 31, 2001, respectively. The reduction in impaired loans during the first quarter 2002 was attributed to a foreclosure action that resulted in taking the property into OREO. A reserve of $18,000 has been established towards reducing the OREO property exposure.

     The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	March 31, 2002	December 31, 2001

Nonaccrual loans	$0	$59
90 days past and still accruing interest	0	290
	0	349
Other Real Estate Owned	338	0

Total non performing assets	$338	$349

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

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)
Allowance for Loan & Lease Losses	2002	2001

Beginning balance for Loan Losses	$3,180	$2,974
Provision for Loan Losses	65	158
Charge offs:
Commercial	(18)	(488)
Other	(0)	(0)

Total Charge offs	(18)	(488)
Recoveries:
Commercial	5	1
Real Estate	0	0

Total Recoveries	5	1
Ending Balance	$3,232	$2,645
ALLL to total loans	1.38%	1.34%
Net Charge offs to average loans	(0.02%)	(0.25%)

Investment Portfolio

     Total available-for-sale securities decreased $6,258,000 in the first three months of 2002 or 15.3%. The decrease represents sales and maturities in the portfolio used to fund loan growth during the period.

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

     The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $66,451,000 or 20.9% of total assets, at March 31, 2002 compared to $81,856,000 or 25.7% of total assets at December 31, 2001. The 2002 plan calls for reduction in the investment portfolio and increases in the loan portfolio.

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

     The following table sets forth the Company’s capital ratio as of the dates indicated.

	March 31, 2002		December 31, 2001

					For Bank to be well
Capital Ratio's	Bank	Company	Bank	Company	capitalized

Total Risk-Based Capital	11.17%	12.04%	12.18%	12.33%	> 10.00%
Tier 1 Capital to Risk-Based Assets	9.92%	10.79%	10.93%	11.08%	> 6.00%
Tier 1 Capital to Average Assets	8.26%	8.88%	9.38%	9.38%	> 5.00%
(Leverage ratio)

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

     To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 2002, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $545,000 and $1,090,000, respectively.

     A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2001, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $837,000 and $1,673,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate. Management does not believe that the change from in the first quarter is significant or represents a known trend toward more interest rate risk sensitivity in the Company’s financial position.

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

Item 2. Changes in securities and use of proceeds

On March 8, 2002, the Board of Directors authorized a stock repurchase program of approximately 3.45% or 90,000 shares. As of March 31, 2002 5,042 shares had been repurchased at an average price of $22.38.

Item 3. Defaults upon Senior Securities

     N/A.

Item 4. Submission of Matters to a vote of Security Holders

     N/A.

Item 5. Other Information

Item 6A. Exhibits

     None.

Item 6B. Reports on Form 8-K

     Form 8-K dated February 25, 2002 announcing 2001 earnings.

     Form 8-K dated March 8, 2002 announcing a treasury repurchase program.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date: May 13, 2002	/s/ Linda J. Miles
Linda J. Miles Executive Vice President & Chief Financial Officer