Form 10-Q
period 2002-06-30
REDDING BANCORP
filed 2002-08-13
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date. June 30, 2002: 2,683,775

REDDING BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

REDDING BANCORP & SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)
(Dollar amounts in thousands)

	June 30, 2002	December 31, 2001	June 30, 2001

ASSETS
Cash and due from banks	$25,414	$15,528	$13,425
Federal funds sold and securities purchased under agreements to resell	7,500	25,430	15,630
Securities available-for-sale	28,084	40,898	38,515
Securities held to maturity (estimated fair value of $3,564 at June 30, 2002, $4,193 at December 31, 2001 and $5,098 at June 30, 2001)	3,394	4,117	5,054
Loans, net of the allowance for loan losses of $3,359 at June 30, 2002, $3,180 at December 31, 2001 and $2,806 at June 30, 2001	252,586	216,696	203,048
Bank premises and equipment, net	5,370	5,339	5,422
Other assets	8,837	10,899	8,429

Total Assets	$331,185	$318,686	$289,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$51,102	$44,525	$26,079
Demand — interest bearing	83,873	69,892	50,523
Savings	17,615	17,034	15,766
Certificates of deposits	141,727	149,984	155,882

Total Deposits	294,317	281,435	248,250
Securities sold under agreements to repurchase	4,947	6,780	6,425
Other Liabilities	3,395	3,231	4,728

Total Liabilities	302,659	291,446	259,403

Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2002 and 2001
Common Stock, no par value, 10,000,000 shares authorized; 2,683,775 shares issued and outstanding at June 30, 2002, 2,703,457 at December 31, 2001 and 2,835,511 at June 30, 2001	8,820	8,851	9,247
Retained Earnings	19,552	18,397	20,764
Accumulated other comprehensive income gain (loss), net of tax	154	(8)	109

	28,526	27,240	30,120

Total Liabilities and Stockholders’ Equity	$331,185	$318,686	$289,523

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)
(Dollars in thousands, except share data)

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Interest income:
Interest and fees on loans	$4,156	$4,351	$7,863	$8,903
Interest on tax exempt securities	33	53	81	78
Interest on US government securities	271	424	669	825
Interest on federal funds sold and securities purchased under agreements to resell	48	175	111	403

Total interest income	4,508	5,003	8,724	10,209

Interest expense:
Interest on demand deposits	158	229	276	532
Interest on savings	35	91	72	186
Interest on time deposits	1,264	1,890	2,699	3,762
Securities sold under agreements to repurchase	7	55	17	135

Total interest expense	1,464	2,265	3,064	4,615

Net interest income	3,044	2,738	5,660	5,594
Provision for loan losses	125	149	190	307

Net interest income after provision for loan losses	2,919	2,589	5,470	5,287

Non-interest income:
Service charges on deposit accounts	76	55	148	106
Credit card service income, net	102	245	209	719
Other income	277	284	542	491
Net gain (loss) on sale of securities available-for-sale	3	100	2	100

Total non-interest Income:	458	684	901	1,416

Non-interest expense:
Salaries and related benefits	1,120	898	2,142	1,867
Net occupancy and equipment expense	343	277	696	502
Data processing and professional services	111	150	231	255
Other expense	433	394	823	755

Total non-interest expense	2,007	1,719	3,892	3,379

Income before income taxes	1,370	1,554	2,479	3,324
Provision for income taxes	523	582	891	1,221

Net Income	$847	$972	$1,588	$2,103

Basic earnings per share	$0.32	$0.34	$0.59	$0.73
Weighted average shares — basic	2,682	2,849	2,693	2,863
Diluted earnings per share	$0.30	$0.33	$0.56	$0.70
Weighted average shares — diluted	2,848	2,978	2,863	2,985

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
(Dollars in thousands)
Six months ended June 30, 2002 and 2001

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net Income	$1,588	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	190	307
Provision for depreciation and amortization	305	247
Compensation associated with stock options	34	34
(Gain) Loss on sale of securities available-for-sale	(2)	(100)
Amortization of investment premiums and accretion of discounts, net	(3)	14
Gain on sale of loans	(96)	(40)
Proceeds from sales of loans	4,087	2,246
Loans originated for sale	(4,183)	(2,207)
Effect of changes in:
Other assets	1,840	(1,548)
Deferred loan fees	190	(30)
Other liabilities	164	1,679

Net cash provided by operating activities	2,526	602

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,175	13,718
Proceeds from sale of available-for-sale securities	13,081	4,942
Purchases of available-for-sale securities	(3,550)	(36,116)
Loan origination, net of principal repayments	(36,077)	(12,003)
Purchases of premises and equipment	(337)	(382)

Net cash (used) by investing activities	(22,708)	(29,841)

Cash flows from financing activities:
Net change in deposits and borrowings	11,048	31,371
Common stock repurchase transactions	(536)	(843)
Common stock options exercised	38	50

Net cash provided by financing activities	10,550	30,578
Net (decrease) increase in cash and cash equivalents	(8,044)	3,442
Cash and cash equivalents, beginning of period	40,958	25,613

Cash and cash equivalents, end of period	$32,914	$29,055

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$285	$1,006
Interest	3,072	4,585

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp’s 2001 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The statements include the accounts of Redding Bancorp (“the Company”), and its wholly owned subsidiaries, Redding Bank of Commerce (“RBC”) and Redding Service Corporation. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2.   Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months and six months ended June 30, 2002 and 2001.

(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Basic EPS Calculation:
Numerator (net income)	$847	$972	$1,588	$2,103
Denominator (average common shares outstanding)	2,682	2,849	2,693	2,863
Basic earnings per Share	$0.32	$0.34	$0.59	$0.73
Diluted EPS Calculation:
Numerator (net income)	$847	$972	$1,588	$2,103
Denominator:
Average common shares outstanding	2,682	2,849	2,693	2,863
Options	166	129	170	122

	2,848	2,978	2,863	2,985
Diluted earnings per Share	$0.30	$0.33	$0.56	$0.70

3.   Comprehensive Income

          The Company’s total comprehensive earnings were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net Income as reported	$847	$972	$1,588	$2,103
Other comprehensive income (net of tax):
Unrealized holding gain (loss) on securities available-for-sale	254	(79)	163	109
Less reclassification adjustment	(2)	0	(1)	0

Total other comprehensive income	252	(79)	162	109
Total comprehensive income	$1,099	$893	$1,750	$2,212

4.   Segment Reporting

The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an Independent Sales Organization (ISO), pursuant to which the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services. Effective April 1, 2001, the Company has signed a new agreement for credit card services with the ISO. The new pricing of the agreement is .02% of transaction processing compared with .135% of transaction processing under the old agreement.

          The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended

Net income before taxes allocated to:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Commercial Banking	$1,268	$1,309	$2,270	$2,605
Credit card services	102	245	209	719

	$1,370	$1,554	$2,479	$3,324

5.   Stock Option Plans

The Company maintains the 1998 Stock Option Plan (“the Plan”) which was approved by the Company’s stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options “Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory options (“NSO’s”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) aligning key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel, and (c) linking key personnel directly to stockholder interests through increased stock ownership. Under the Plan, stock options typically vest over a five-year time period. Vesting may be accelerated in the event of an optionee’s death, disability, retirement or in the event of a change of control. A total of 594,000 shares of the Company’s common stock are reserve for grant under the Plan.

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding, March 31, 2002	427,850	$9.87
Options outstanding, June 30, 2002	422,240	$9.87

Activity during the three and six months ended June 30, 2002 included:

	Three Months Ended	Six Months Ended

	June 30, 2002	June 30, 2002

Granted	None	None
Canceled	990	990
Exercised	4,620	4,620

6.   New Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

Effective June 30, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition, and adopted January 1, 2002 and SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have any impact on the Company’s consolidated financial position, results of operations, or cash flows, as the Company had no goodwill as of January 1, 2002 and all of the Company’s intangible assets, comprised of core deposit intangibles, have finite lives and are continuing to be amortized.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting The Results Of Operations – Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions”. SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121.

The adoption of SFAS No. 144 did not have any effect on the Company’s financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired or that were to be disposed of as of January 1, 2002.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions including clarification that gains or losses from normal extinguishments of debt need not be classified as extraordinary items. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to June 30, 2002. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2002, compared to the same period in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited.

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

The Company considers Upstate California to be its major market area. The Company conducts its business through Redding Bank of Commerce (“the Bank”), its principal subsidiary, and Roseville Bank of Commerce, a division of the Bank. The Company has three full-service offices and one focused service office. The focused service concentrates on stable deposit funding. The services offered by the Company include those traditionally offered by commercial banks of similar size and character in California, such as business checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, real estate, SBA and line of credit loans travelers checks, safe deposit boxes, collection services, telephone and Internet banking, including commercial cash management.

The Company’s goal is to be a premier provider of services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs. The Company measures premier by monitoring key operating ratios to high performing peer information on a national level.

The Company’s strength is in relationship banking to small and medium sized businesses and professionals, commercial real estate financing, with special attention to personalized service. The Company offers a host of financial services designed to compliment the small business and professional customer - including direct courier and online cash management and E-statement — so the professional never has to leave their office.

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

Results of Operations

Net Income

The Company reported earnings of $847,000, for the quarter ended June 30, 2002. The quarterly earnings represent a 12.9% decrease from the $972,000 reported for the same quarterly period of 2001. Diluted earnings per share for the second quarter of 2002 were $0.30, compared to $0.33 for the same period of 2001. Earnings for the six-month period ended June 30, 2002, were $1,588,000 a 24.5% decrease compared with $2,103,000 for the six months ended June 30, 2001. Diluted earnings per share for the six months ended June 30, 2002 was $0.56, compared to $0.70 for the same period in 2001.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of income for the Bank. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

The net effect of the increase in volume of earning assets and decrease in yield on earning assets, resulted in an increase of $66,000 (1.2%) in net interest income for the six month period ended June 30, 2002 from the same period in 2001. Net interest margin decreased 64 basis points to 3.96% from 4.60% for the same period a year ago. Yields on earning assets dropped to 6.10% compared with 8.40% a year ago. Funding costs dropped to 2.55% compared with 4.62% a year ago. Per plan, the increased volume of earning assets has mitigated some of the effect of the 4.75% rate reductions that occurred during 2001.

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

Growth

The Company continues to experience exceptional growth in assets; $12.5 million or 3.9% since December 31, 2001. The focus has been centered on increasing loan volumes to mitigate the low interest rate environment while maintaining the quality of assets. As per plan, the growth has been funded by reallocating investments and federal funds sold into higher yielding loan products. Loans have grown $21.7 million during the second quarter or 9.4% and $35.9 million or 16.6% since December 31, 2001. Loan growth is funded by sales of investment securities, federal funds sold and increases in deposit balances.

During the quarter the Roseville Bank of Commerce, a division of Redding Bank of Commerce held its grand opening reception at the new location of 1504 Eureka Road, Suite 100, Roseville California. Two new loan officers were recruited to assist in the growth goals in the Roseville market.

The Redding region has started an aggressive marketing program focused on increasing the deposit market share of the Company. The program includes a mailing piece, direct call, an officer visit to the customer’s place of business and a special offer for financial services. Deposits have increased $19.9 million or 7.3% during the second quarter, $12.9 million or 4.6% year-to-date.

Liquidity

The Company’s consolidated liquidity position remains adequate to meet future contingencies. At June 30, 2002 the Company’s liquidity ratio was 18.4% of total assets. Per plan, Investment securities and federal funds sold have been reinvested in loan production improving overall yield. The Company develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to borrowing lines. Loan growth has outpaced deposit growth during the quarter, as anticipated, as deposit relationships take longer to transition into the bank.

During the second quarter the Company purchased $5.0 million in brokered deposits with a term of six-months at a cost of 2.30%, comparable to current certificate pricing. A line of credit was established at the Federal Home Loan Bank of approximately $28.0 million to take advantage of key pricing opportunities to support growth and implement strategies to support the net interest margin. No draws on the line occurred in the second quarter.

Credit Quality

Anchored to loan growth is the underwriting quality within the loan portfolio. The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses. Provision for loan losses of $190,000 were provided for the six months ended June 30, 2002 compared with $307,000 for the same period of 2001. Redding Bancorp’s allowance for loan losses was 1.31% of total loans at June 30, 2002 and 1.36% at June 30, 2001, while its ratio of non-performing assets to total assets was 0.00% at June 30, 2002, compared to 0.11% at June 30, 2001. Year-to-date net charge-offs of $20,969 compare favorably to net charge-offs of $475,000 in the same period last year.

Non-interest income

Non-interest income decreased $226,000 (33.0%) for the quarter over June 2001 and $515,000 (36.4%)over the prior year to date. Service charge income increased $21,000 (38.2%) for the quarter over June 2001 and $42,000 (39.6%) over the prior year reflective of deposit growth.

Merchant bankcard processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association’s rules and regulations that may change from time to time. During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect the Bank’s Merchant Services business segment. These changes include a requirement that an acquiring processor’s reported fraud ratios be no greater than three times the national average.

Redding Bank of Commerce’s overall fraud ratio met and complied with the Visa requirement. Other Visa changes announced included the requirement that total processing volume in certain high-risk categories (as defined by Visa) is less than 20% of total processing volume.

Credit card income is significantly reduced both at the quarter and year-to-date reflective of new contract pricing that took effect on May 1, 2001 and the effect of Visa limitations of processing related to capital.

The new contract pricing is a reduction in fee pricing to 2 basis points from 13.5 basis points. Quarterly earnings were $102,000 compared with $245,000 representing at 58.4% decrease over the same quarterly period in 2001. Earnings for the six-month period were $209,000 compared with $719,000 representing a 70.9% decrease over the same six-month period in 2001.

Management is pursuing various strategies to offset the decline in revenues, including the expansion of the Roseville Bank of Commerce, aggressive loan growth in both markets, and a recently expanded mortgage division.

Non-interest expense

Non-interest expense increased $288,000 (16.8%) for the quarter over June 2001 and $513,000 (15.2%) over the prior year to date.

Salaries and benefits have increased $222,000 (24.7%) for the quarter over June 2001 and $275,000 (14.7%) over the prior year reflective of additions to staff to support the Roseville market and volume increases. Occupancy expense has increased $66,000 (23.8%) for the quarter over June 2001 and $194,000 (38.6%) over the prior year to date. The increase is reflective of the expansion and relocation of the Roseville Bank of Commerce to 1504 Eureka Road, Suite 100, Roseville, California. All other expenses show modest increases over prior periods.

          The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. Tax-exempt investment yields have not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Six Months Ended

	June 30, 2002			June 30, 2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets
Portfolio Loans	$234,829	$7,863	6.70%	$196,693	$8,903	9.05%
Securities — Tax Exempt	3,898	81	4.16%	3,604	78	4.33%
Securities — US Government	32,886	619	3.76%	25,367	775	6.11%
Federal Funds Sold	13,318	111	1.67%	16,373	403	4.92%
Other Securities	1,247	50	8.02%	967	50	10.34%

Average Earning Assets	$286,178	$8,724	6.10%	$243,004	$10,209	8.40%

Cash & Due From Banks	$19,224			$10,884
Bank Premises	5,378			5,196
Allowance for Loan Losses	(3,247)			(2,810)
Other Assets	8,698			7,132

Average Total Assets	$316,231			$263,406

Interest Bearing Liabilities
Demand Interest Bearing	$74,780	$276	0.74%	$51,159	$532	2.08%
Savings Deposits	17,823	72	0.81%	13,307	186	2.80%
Certificates of Deposit	142,648	2,699	3.78%	129,395	3,762	5.81%
Borrowings	4,816	17	0.71%	6,120	135	4.41%

	240,067	$3,064	2.55%	199,981	$4,615	4.62%

Non interest Demand	46,969			31,764
Other Liabilities	2,890			3,535
Shareholder Equity	26,305			28,126

Average Liabilities and Shareholders Equity	$316,231			$263,406

Net Interest Income and Net Interest Margin		$5,660	3.96%		$5,594	4.60%

          The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

Analysis of Changes in Net Interest Income	Six Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2002	over	June 30, 2001

	Volume	Rate	Total

Increase (Decrease) In Interest Income
Portfolio loans	$1,277	$(2,317)	$(1,040)
Securities— Tax exempt	6	(3)	3
Securities — US Government	142	(298)	(156)
Federal Funds Sold	(25)	(267)	(292)
Other Securities	11	(11)	0

Total Increase	$1,411	$(2,896)	$(1,485)

Increase (Decrease) In Interest Expense
Interest Bearing Demand	$87	$(343)	$(256)
Savings Deposits	18	(132)	(114)
Certificates of Deposit	251	(1,314)	(1,063)
Borrowings	(5)	(113)	(118)

Total Increase	$351	$(1,902)	$(1,551)

Net Increase	$1,060	$(994)	$66

Non-interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fee income and processing fees for merchants who accept credit card payments for goods and services. Service charges have increased $21,000 or 38.2% for the quarter ended and $42,000 or 39.6% over the prior year as a result of volume increases.

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

Credit card income quarterly earnings were $102,000 compared with $245,000 representing at 58.4% decrease over the same quarterly period in 2001. Earnings for the six-month period were $209,000 compared with $719,000 representing a 70.9% decrease over the same six-month period in 2001. The earnings for this six-month period are representative of the earning expectations over the life of the new contract.

Historically the Company’s service charges on deposit accounts have lagged peer levels for similar services. This is consistent with the Company’s philosophy of allowing customers to pay for services with compensating balances and the emphasis on certificates of deposit as a significant funding source.

The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Six Months Ended

Non-interest Income	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Service Charges	$76	$55	$148	$106
Credit Card Income, net	102	245	209	719
Other Income	277	264	542	491
Gain (loss) on sale of securities available-for-sale	3	100	2	100

Total noninterest income	$458	$684	$901	$1,416

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses.

For the quarter ended June 30, 2002, non-interest expense increased $288,000 over the same period in 2001. Salaries and benefits increased $222,000 or 24.7% over the same period in 2001 reflective of additions to staffing to support the new Roseville Bank of Commerce offices. Occupancy expenses rose by $66,000 (23.8%) as a result of the expansion and relocation of the Roseville Bank of Commerce at Eureka Road in Roseville, California.

For the six months ended June 30, 2002, noninterest expense increased $513,000 (15.2%) over the same six-month period in 2001. Salaries and benefits increased $275,000 (14.7%) over the same six-month period in 2001, reflective of additions to staff to support growth in both markets. Occupancy expenses increased $194,000 (38.6%) over the same six-month period in 2001 as a result of the relocation and expansion of Roseville Bank of Commerce.

          The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)

	Three Months Ended		Six Months Ended

Noninterest Expense	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Salaries and Benefits	$1,120	$898	$2,142	$1,867
Occupancy & Equipment	343	277	696	502
Data Processing Fees	32	25	60	49
Professional Fees	87	124	171	206
Directors Expenses	54	51	114	97
Other Expenses	371	344	709	658

Total Noninterest expense	$2,007	$1,719	$3,892	$3,379

Income Taxes

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and enterprise zone qualifying loans. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax.

Income tax expense through the second quarter 2002 was $891,000 as compared to $1,221,000 for 2001. The decrease in tax expense is primarily attributed to lower income for the six-month period over 2001.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)
	Three Months Ended		Six Months Ended

Income Taxes	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Tax provision	$523	$582	$891	$1,221
Effective tax rate	38.2%	37.5%	35.9%	36.7%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company’s tax provision is attributable to increases in non-taxable income.

Asset Quality

The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento and Shasta Counties, California, and the location of the Bank’s three full service branches, specifically identified as Upstate California.

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

          The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

Portfolio Loans	June 30, 2002	December 31, 2001

Commercial & Financial	$90,651	$76,913
Real Estate — Construction	34,930	45,331
Real Estate — Commercial	129,394	96,617
Installment	439	440
Other Loans	856	709
Less:
Deferred Loan Fees and Costs	(325)	(134)
Allowance for Loan Losses	(3,359)	(3,180)

Total Net Loans	$252,586	$216,696

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

Net portfolio loans increased $35,890,000 or 16.6% at June 30, 2002 over $216,696,000 at December 31, 2001. The portfolio mix remains stable with the mix at June 30, 2002, with commercial and financial loans of approximately 36%, real estate construction of 13% and commercial real estate at 51%.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $0 and $349,000 in impaired loans that had impairment allowances of $0 and $18,000 as of June 30, 2002 and December 31, 2001, respectively.

OREO totaled $338,000 for the quarter and consists of one property expected to close escrow by the third quarter this year. No loss on the property is expected.

          The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)

Non performing assets	June 30, 2002	December 31, 2001

Nonaccrual loans	$0	$59
90 days past and still accruing interest	0	290

	0	349

Other Real Estate Owned	338	0

Total non performing assets	$338	$349

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

Secondly, established specific reserves are available for individual loans currently on management watch, special mention, and substandard loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk rating.

The third component is unallocated. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

Management believes the assigned risk grades and our methods for managing changes are satisfactory. Management believes the loan portfolio performance has improved as reflected by the stable and low delinquency ratio. Watch list, special mention and substandard loan categories have increased somewhat over the past year, primarily due to a greater tendency to move more susceptible, although performing, accounts to attention. This minimal increase does not suggest a trend.

          The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)
Allowance for Loan & Lease Losses	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Beginning balance for Loan Losses	$3,232	$2,645	$3,180	$2,974
Provision for Loan Losses	125	149	190	307
Charge offs:
Commercial	(3)	(2)	(3)	(181)
Real Estate	(0)	(0)	(18)	(309)
Other	(0)	(0)	(0)	(0)

Total Charge offs	(3)	(2)	(21)	(490)
Recoveries:
Commercial	5	4	10	5
Real Estate	0	10	0	10

Total Recoveries	5	14	10	15
Ending Balance	$3,359	$2,806	$3,359	$2,806
ALLL to total loans	1.31%	1.37%	1.31%	1.37%
Net Charge offs to average loans	0.01%	0.25%	0.01%	0.25%

Investment Portfolio

Total available-for-sale securities decreased $6,556,000 (18.9%) for the second quarter and $12,814,000 (31.3%) over the six months ending June 30, 2002. The decrease, per plan, was to fund significant loan growth providing higher yield. There were no purchases during the period and $11,075,000 in sales with a moderate gain of $1,617.

Liquidity

With respect to assets, liquidity is provided by cash and money market investments such as interest-bearing time deposits, federal-funds sold, securities available-for-sale and principal and interest payments on loans. With respect to liabilities, the Company’s core deposits, shareholders’ equity and the ability of the Bank to borrow funds and to generate deposits, provide asset funding. The Company develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to borrowing lines.

Because estimates of the liquidity need of the Bank may vary from actual needs, the Bank maintains a substantial amount of liquid assets to absorb short term increases in loans or reductions in deposits.

The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $60,998,000, or 18.4% of total assets, at June 30, 2002 compared to $81,856,000 or 25.7% of total assets at December 31, 2001. Per plan, Investment securities and federal funds sold have been reinvested in significant loan production improving overall yield. Loan growth has outpaced deposit growth during the quarter, as anticipated, as deposit relationships take longer to transition into the bank. During the second quarter the Company purchased $5.0 million in brokered deposits with a term of six-months at a cost of 2.30%, which is comparable to current certificate pricing. A borrowing line of approximately $28 million has been established at the Federal Home Loan Bank to provide additional liquidity and enable yield-enhancing strategies.

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

          The following table sets forth the Company’s capital ratio as of the dates indicated.

	June 30, 2002		December 31, 2001
					For Bank to be well
Capital Ratio's	Bank	Company	Bank	Company	capitalized

Total Risk-Based Capital	10.82%	11.48%	12.18%	12.33%	> 10.00%
Tier 1 Capital to Risk-Based Assets	9.57%	10.23%	10.93%	11.08%	> 6.00%
Tier 1 Capital to Average Assets (Leverage ratio)	8.40%	8.87%	9.38%	9.38%	> 5.00%

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

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At June 30, 2002, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $652,000 and $1,305,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2001, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $837,000 and $1,673,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the annual net interest income of the Bank. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and (iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ when actual customer and management behavior and ratios differ from the assumptions utilized by management in its model. The assumptions in the model are tested at least annually to actual results. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigates the impact of rate changes more than 100 basis points, as proven during 2001 with rates dropping by 4.75% while the margin dropped 1.31% for the same period.

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

N/A

Item 3.   Defaults upon Senior Securities

N/A.

Item 4.   Submission of Matters to a vote of Security Holders

The 2002 annual shareholder meeting of Redding Bancorp was held on Tuesday, May 21, 2002. As previously reported in the preliminary and definitive proxy materials, two items were presented for vote. The first was the reelection of nine nominees for director. The directors passed with 2,092,733 or 77% of the outstanding shares. The second item was the ratification of Deloitte & Touche, LLP as the company’s auditors for the year ended 2001. The ratification passed with 75% of outstanding shares voting in favor of.

Item 5.   Other Information

N/A

Item 6A.   Exhibits

N/A

Item 6B.   Reports on Form 8-K

Form 8-K dated July 29, 2002 announcing second quarter earnings.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date: August 12, 2002

/s/ Linda J. Miles Linda J. Miles Executive Vice President & Chief Financial Officer

Certification
of Redding Bancorp
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
regarding Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Redding Bancorp, a California Corporation (the “company”), does certify that:

1.	The Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and

2.	Information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of the Company.

Dated: August 12, 2002	/s/ Michael C. Mayer Michael C. Mayer President and Chief Executive Officer

/s/ Linda J. Miles Linda J. Miles Executive Vice President & Chief Financial Officer