Form 10-Q
period 2002-09-30
REDDING BANCORP
filed 2002-11-14
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [   ]

Outstanding shares of Common Stock, no par value, as of September 30, 2002: 2,648,122

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets (Unaudited)
Consolidated Condensed Statements of Income (Unaudited)
Consolidated Condensed Statements of Cash Flows (Unaudited)
Notes to Unaudited Consolidated Condensed Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II. Other Information
Item 1. Legal proceedings
Item 2. Changes in securities and use of proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6A. Exhibits
Item 6B. Reports on Form 8-K
SIGNATURES
Exhibit 99.1

REDDING BANCORP & SUBSIDIARIES

Index to Form 10-Q

		Page:

PART I.	Financial Information

	Item 1. Financial Statements

	Consolidated Condensed Balance Sheets September 30, 2002, December 31, 2001 and September 30, 2001	3

	Consolidated Condensed Statements of Income Three and nine months ended September 30, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flows Nine months ended September 30, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosure about Market Risk	22

	Item 4. Controls and Procedures	23

PART II.	Other Information

	Item 1. Legal proceedings	24

	Item 2. Changes in Securities and use of proceeds	24

	Item 3. Defaults Upon Senior Securities	24

	Item 4. Submission of Matters to a Vote of Security Holders	24

	Item 5. Other Information	24

	Item 6. Exhibits and Report on Form 8-K	24

SIGNATURES		24

CERTIFICATION		25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Balance Sheets (Unaudited)
(Dollar amounts in thousands)

	September 30,	December 31,	September 30,
ASSETS	2002	2001	2001

Cash and due from banks	$18,315	$15,528	$14,809
Federal funds sold and securities purchased under agreements to resell	25,190	25,430	23,400
Securities available-for-sale	52,584	40,898	43,368
Securities held to maturity (estimated fair value of $2,898 at September 30, 2002, $4,193 at December 31, 2001 and $4,702 at September 30, 2001)	2,722	4,117	4,524
Loans, net of the allowance for loan losses of $3,465 at September 30, 2002, $3,180 at December 31, 2001, $3,189 at September 30, 2001	270,498	216,696	215,658
Bank premises and equipment, net	5,402	5,339	5,343
Other assets	10,075	10,678	8,366

Total Assets	$384,786	$318,686	$315,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$52,784	$44,525	$39,807
Demand — interest bearing	89,855	69,892	61,716
Savings	20,918	17,034	17,146
Certificates of deposits	155,544	149,984	156,777

Total Deposits	319,101	281,435	275,446
Securities sold under agreements to repurchase	4,665	6,780	6,563
Advances from the Federal Home Loan Bank	28,000	0	0
Other Liabilities	4,244	3,231	3,721

Total Liabilities	356,010	291,446	285,730
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2002 and 2001
Common Stock , no par value, 10,000,000 shares authorized; 2,648,122 shares issued and outstanding at September 30, 2002, 2,703,457 at December 31, 2001 and 2,757,527 at September 30, 2001	8,720	8,851	9,010
Retained Earnings	19,727	18,397	20,101
Accumulated other comprehensive income gain (loss), net of tax	329	(8)	627

	28,776	27,240	29,738

Total Liabilities and Stockholders’ Equity	$384,786	$318,686	$315,468

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(Dollars in thousands, except share data)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$4,418	$4,483	$12,281	$13,386
Interest on tax exempt securities	32	61	113	139
Interest on US government securities	306	451	925	1,226
Interest on federal funds sold and securities purchased under agreements to resell	79	274	240	727

Total interest income	4,835	5,269	13,559	15,478

Interest expense:
Interest on demand deposits	170	220	446	752
Interest on savings	34	96	106	282
Interest on time deposits	1,207	2,085	3,906	5,847
Securities sold under agreements to repurchase	60	40	77	175

Total interest expense	1,471	2,441	4,535	7,056

Net interest income	3,364	2,828	9,024	8,422
Provision for loan losses	105	(52)	295	255

Net interest income after provision for loan losses	3,259	2,880	8,729	8,167

Non-interest income:
Service charges on deposit accounts	69	53	217	159
Credit card service income, net	108	120	317	839
Net gain on sale of securities available-for-sale	123	0	125	100
Other income	265	339	807	830

Total non-interest Income:	565	512	1,466	1,928

Non-interest expense:
Salaries and related benefits	1,282	1,068	3,424	2,935
Net occupancy and equipment expense	377	309	1,073	811
Data processing and professional services	126	145	357	400
Directors Expense	46	32	194	129
Other expense	397	310	1,072	968

Total non-interest expense	2,228	1,864	6,120	5,243

Income before income taxes	1,596	1,528	4,075	4,852
Provision for income taxes	483	532	1,374	1,753

Net Income	$1,113	$996	$2,701	$3,099

Basic earnings per share	$0.42	$0.36	$1.01	$1.09
Weighted average shares — basic	2,657	2,817	2,681	2,844
Diluted earnings per share	$0.39	$0.33	$0.95	$1.04
Weighted average shares — diluted	2,832	3,026	2,858	2,979

See notes to consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Dollars in thousands)
Nine months ended September 30, 2002 and 2001

	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Net Income	$2,701	$3,099
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	295	255
Provision for depreciation and amortization	462	398
Compensation associated with stock options	50	50
(Gain) on sale of securities available-for-sale	(125)	(100)
Amortization of investment premiums and accretion of discounts, net	605	491
Gain on sale of loans	(128)	(79)
Proceeds from sales of loans	4,087	2,858
Loans originated for sale	(4,183)	(3,778)
Effect of changes in:
Other assets	603	(1,485)
Deferred loan fees	190	(47)
Other liabilities	1,013	672

Net cash provided by operating activities	5,570	2,334

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	12,247	18,038
Proceeds from sale of available-for-sale securities	22,021	4,942
Purchases of available-for-sale securities	(44,700)	(44,719)
Loan origination, net of principal repayments	(54,063)	(23,544)
Purchases of premises and equipment	(544)	(454)
Proceeds from sales of equipment	18	0

Net cash (used) by investing activities	(65,021)	(45,737)

Cash flows from financing activities:
Net increase in deposits	35,551	53,705
Proceeds from Federal Home Loan Bank advances	28,000	5,000
Common stock repurchase transactions	(1,773)	(2,833)
Common stock options exercised	220	127

Net cash provided by financing activities	61,998	55,999

Net increase in cash and cash equivalents	2,547	12,596
Cash and cash equivalents, beginning of period	40,958	25,613

Cash and cash equivalents, end of period	$43,505	$38,209

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,130	$2,044
Interest	4,439	7,064

See notes to consolidated financial statements

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

1. Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Redding Bancorp (“the Company”), its subsidiaries Redding Bank of Commerce (“RBC”) and Redding Service Corporation and all operating divisions. All significant inter-company balances and transactions have been eliminated. All such adjustments are of a normal recurring nature. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp’s 2001 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months and nine months ended September 30, 2002 and 2001.

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Basic EPS Calculation:
Numerator (net income)	$1,113	$996	$2,701	$3,099
Denominator (average common shares outstanding)	2,657	2,817	2,681	2,844
Basic earnings per Share	$0.42	$0.36	$1.01	$1.09
Diluted EPS Calculation:
Numerator (net income)	$1,113	$996	$2,701	$3,099
Denominator:
Average common shares outstanding	2,657	2,817	2,681	2,844
Options	175	209	177	135

	2,832	3,026	2,858	2,979
Diluted earnings per Share	$0.39	$0.33	$0.95	$1.04

3. Comprehensive Income

     The Company’s total comprehensive earnings were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net Income as reported	$1,113	$996	$2,701	$3,099
Other comprehensive income (net of tax):
Unrealized holding gain on securities available-for-sale	261	518	420	541
Less reclassification adjustment	(86)	0	(83)	0

Total other comprehensive income	175	518	337	541
Total comprehensive income	$1,288	$1,514	$3,038	$3,640

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

     The following table presents financial information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
Net income before taxes allocated to:	2002	2001	2002	2001

Commercial Banking	$1,488	$1,408	$3,758	$4,013
Credit card services	108	120	317	839

	$1,596	$1,528	$4,075	$4,852

5. Stock Option Plans

The Company maintains the 1998 Stock Option Plan (“the Plan”) which was approved by the Company’s stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options “Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory options (“NSO’s”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) aligning key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel, and (c) linking key personnel directly to stockholder interests through increased stock ownership. Under the Plan, stock options typically vest over a five-year time period. Vesting may be accelerated in the event of an optionee’s death, disability, retirement or in the event of a change of control. A total of 594,000 shares of the Company’s common stock are reserved for grant under the Plan.

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding, December 31, 2001 and March 31, 2002	427,850	$9.87

Options outstanding, March 31, 2002	427,850	$9.87
Granted	0	$0.00
Exercised	(4,620)	$9.70
Forfeited	(990)	$9.70
Options outstanding, June 30, 2002	422,240	$9.87
Granted	22,300	$20.00
Exercised	(18,026)	$9.70
Forfeited	(4,228)	$16.57
Options outstanding September 30, 2002	422,286	$15.32

6. Recent Accounting Pronouncements

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

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting The Results Of Operations — Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions". SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121.

The adoption of SFAS No. 144 did not have any effect on the Company’s financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired or that were to be disposed of as of January 1, 2002.

In April 2002, the Financial Accounting Standards Board {“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to September 30, 2002. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2002, compared to the same period in 2001. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

General

Redding Bancorp (“the Company”) is a financial holding company (“FHC”) with one subsidiary bank, Redding Bank of Commerce, and Redding Service Corporation, which currently engages in processing trust deeds for real estate transactions. The Company has its principal offices in Redding, California. A financial holding company may engage in a commercial banking, insurance and securities business and offer other financial products to consumers. The Company currently engages in a general commercial banking business in Redding and Roseville and the counties of El Dorado, Placer, Shasta, and Sacramento, California.

The Company considers Upstate California to be its major market area. The Company conducts its business through Redding Bank of Commerce (“the Bank”), its principal subsidiary, and Roseville Bank of Commerce, a division of the Bank. The Company has three full-service offices and one focused service office. The focused service concentrates on stable deposit funding.

The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The services offered by the Company include business checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts; commercial, construction, real estate, SBA and line of credit loans, travelers checks, safe deposit boxes, lockbox services, telephone and Internet banking including commercial cash management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The Company’s goal is to be a premier provider of services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs. The Company measures premier by monitoring key operating ratios to high performing peer information on a national level, and models strategies to meet or exceed such goals.

The Company’s strength is in relationship banking to small and medium sized businesses and professionals, commercial real estate financing, with special attention to personalized service. The Company offers a host of financial services designed to compliment the small business and professional customer — including direct courier, online cash management and E-statement — so the professional never has to leave their office.

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

Other estimates that the Company uses in its accounting include the expected useful lives of depreciable assets, such as buildings, building improvements, equipment, and furniture. The useful lives of various technological related hardware and software could be subject to change due to advances in technology and the general adoption of new standards for technology or interfaces among computer or telecommunication systems.

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock options. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option Plans provides for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost is required to be recognized for the stock option Plans.

Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The amount of the reduction for the fiscal years 1999 through 2001 is disclosed in Note 11 to the Consolidated Financial Statements contained in the 2001 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

RESULTS OF OPERATIONS

The following table summarizes income, income per share and key financial ratios for the periods indicated using two measurements:

	Net Income		Net Income

	Three Months	Three Months
(Dollars in thousands, except per share	Ended	Ended	Nine Months Ended	Nine Months Ended
amounts)	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net Income	$1,113	$996	$2,701	$3,099
Net Income per share:
Basic	$0.42	$0.36	$1.01	$1.09
Diluted	$0.39	$0.33	$0.95	$1.04
Return on average assets	1.28%	1.32%	1.10%	1.49%
Return on average equity	16.43%	14.14%	13.55%	14.68%

Net Income

The Company reported earnings of $1,113,000, for the quarter ended September 30, 2002. The quarterly earnings represent an 11.7% increase from the $996,000 reported for the same quarterly period of 2001. Diluted earnings per share for the third quarter of 2002 were $0.39, compared to $0.33 for the same period of 2001. Earnings for the nine-month period ended September 30, 2002, were $2,701,000 a 12.8% decrease compared with $3,099,000 for the nine months ended September 30, 2001. Diluted earnings per share for the nine months ended September 30, 2002 was $0.95, compared to $1.04 for the same period in 2001.

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

The net effect of the increase in volume of earning assets and decreasing interest rate pressure on interest bearing liabilities offset by yields on earning assets, resulted in an increase of $602,000 or 7.1% in net interest income for the nine month period ended September 30, 2002 from the same period in 2001. Net interest margin decreased 33 basis points to 4.07% from 4.40% for the same period a year ago. Yields on earning assets dropped to 6.11% compared with 8.09% a year ago. Funding costs dropped to 2.44% compared with 4.41% a year ago. Per plan, the increased volume of earning assets has mitigated the effect of the 4.75% rate reductions that occurred during 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Growth

The Company continues to experience exceptional growth in assets; $66.1 million or 20.7% since December 31, 2001. The focus has been centered on increasing loan volumes to mitigate the low interest rate environment while maintaining the quality of assets. As per plan, the growth has been funded by reallocating investments and federal funds sold into higher yielding loan products. Loans have grown $17.9 million during the third quarter or 7.1% and $53.8 million or 24.8% since December 31, 2001. Loan growth is funded by sales of investment securities, federal funds sold, increases in deposit balances, and short term borrowings.

The Business Development division has started an aggressive marketing program focused on increasing the deposit market share of the Company. The program is supported by newspaper ads, a mailing piece, direct call, an officer visit to the customer’s place of business and a special offer for financial services. The results of these efforts culminate in core deposit increases of $10.9 million or 7.2% during the third quarter, $32.1 million or 24.4% year-to-date. Core deposits are non-interest-bearing demand, interest bearing demand and savings accounts.

Liquidity

The Company’s consolidated liquidity position remains adequate to meet future contingencies. At September 30, 2002 the Company’s liquidity ratio was 25.0% of total assets. Per plan, Investment securities and federal funds sold have been reinvested in loan production improving overall yield. The Company develops liquidity through deposit growth, maturities and repayments of loans and investments, net interest income, fee income and access to borrowing lines. Loan growth has outpaced deposit growth during the quarter, as anticipated, as deposit relationships take longer to transition into the bank.

During the third quarter, the Company borrowed $10.0 million from the Federal Home Loan Bank to support loan growth and an additional $18.0 million was borrowed and leveraged into investment securities, available for sale, with an income spread of at least 2.25%. The average cost of the borrowings is 1.79% with staged maturities through August 2003.

Credit Quality

Anchored to loan growth is the underwriting quality within the loan portfolio. The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses. Provision for loan losses of $295,000 were provided for the nine months ended September 30, 2002 compared with $255,000 for the same period of 2001. Redding Bancorp’s allowance for loan losses was 1.26% of total loans at September 30, 2002 and 1.46% at September 30, 2001, while its ratio of non-performing assets to total assets was 0.09% at September 30, 2002, compared to 0.33% at September 30, 2001. Year-to-date net charge-offs of $10,000 compare favorably to net charge-offs of $102,000 in the same period last year.

Non-interest income

Non-interest income increased $53,000 or 10.4% for the quarter over September 2001 and decreased $462,000 or 24.0% over the prior year to date. Service charge income increased $16,000 or 30.2% for the quarter over September 2001 and $58,000 or 36.5% over the prior year, reflective of deposit growth.

Merchant bankcard processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association’s rules and regulations that may change from time to time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect the Bank’s credit card services business segment. These changes include a requirement that an acquiring processor’s reported fraud ratios be no greater than three times the national average.

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

The new contract pricing is a reduction in fee pricing to 2 basis points from 13.5 basis points. Quarterly earnings were $108,000 compared with $120,000 representing at 10.0% decrease over the same quarterly period in 2001. Earnings for the nine-month period were $317,000 compared with $839,000 representing a 62.2% decrease over the same nine-month period in 2001.

Management is pursuing various strategies to offset the decline in revenues, including the expansion of the Roseville Bank of Commerce, a division of the bank, an aggressive loan growth and core deposit focused business development program, and a recently expanded mortgage division.

In September 2002, the Company began to offer Image data capturing services for other financial service companies. One contract is in place and is expected to add fee income of $5,000 per month, net of expenses beginning in October 2002.

Also in September 2002, the Company repositioned its investment portfolio selling $10.0 million in U.S. Government Agency investments with scheduled call dates. The sales of these investments resulted in net gains to income of $123,000 for the period.

Non-interest expense

Non-interest expense increased $364,000 or 19.5% for the quarter over September 2001 and $877,000 or 16.7% over the prior year to date.

Salaries and benefits have increased $214,000 (20.0%) for the quarter over September 2001 and $489,000 or 16.7% over the prior year reflective of additions to staff to support new markets and volume increases coupled with a 77% increase in workers compensation insurance expense, reflective of the current market for insurance coverage.

Occupancy expense has increased $68,000 or 22.0% for the quarter over September 2001 and $262,000 or 32.3% over the prior year to date. The increase in occupancy and premise expense is attributed to the relocation and expansion of the Roseville Bank of Commerce, a division of the bank. Fixed asset increases include the addition of five courier vehicles to support both markets. Data processing increases are reflective of the support of the Roseville market in lockbox operations.

All other expenses show modest increases over prior periods, reflective of growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Nine Months ended September 30, 2002			Nine Months ended September 30, 2001

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest Earning Assets
Portfolio Loans	$244,848	$12,281	6.69%	$200,771	$13,386	8.89%
Tax-exempt Securities	3,579	113	4.21%	4,325	139	4.29%
US Government Securities	33,170	925	3.72%	28,585	1,226	5.72%
Federal Funds Sold	13,353	168	1.68%	20,678	662	4.27%
Other Securities	883	72	10.87%	778	65	11.14%

Average Earning Assets	$295,833	$13,559	6.11%	$255,137	$15,478	8.09%
Cash & Due From Banks	$19,625			$11,448
Bank Premises	5,391			5,260
Allowance for Loan Losses	(3,302)			(2,871)
Other Assets	8,983			7,627

Average Total Assets	$326,530			$276,601

Interest Bearing Liabilities
Demand Interest Bearing	$77,753	446	0.76%	$53,517	$752	1.87%
Savings Deposits	18,179	106	0.78%	14,242	282	2.64%
Certificates of Deposit	143,297	3,906	3.63%	139,143	5,847	5.60%
Borrowings	8,685	77	1.18%	6,451	175	3.62%

	247,914	4,535	2.44%	213,353	$7,056	4.41%
Non Interest Demand	48,791			31,651
Other Liabilities	3,252			3,452
Shareholder Equity	26,573			28,145

Average Liabilities & Shareholder Equity	$326,530			$276,601

Net Interest Income and Net Interest Margin		$9,024	4.07%		$8,422	4.40%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

     The following tables set forth changes in interest income and expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

Nine Months ended September 30, 2002
Compared with September 30, 2001
favorable / (unfavorable)

Interest Earned on
Interest-Bearing Assets	Volume	Rate	Net

Interest Income
Portfolio loans	$2,211	$(3,316)	$(1,105)
Securities -Tax exempt	(24)	(2)	(26)
Securities -US Government	128	(429)	(301)
Federal Funds Sold	(92)	(402)	(494)
Other Securities	9	(2)	7

Total Increase	$2,232	$(4,151)	$(1,919)

Interest Expense on Interest-Bearing Liabilities
Interest Expense
Interest Bearing Demand	$139	$(445)	$(306)
Savings Deposits	23	(199)	(176)
Certificates of Deposit	113	(2,054)	(1,941)
Borrowings	20	(118)	(98)

Total Increase	$295	$(2,816)	$(2,521)

Net Increase	$1,937	$(1,335)	$602

Non-interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fee income and processing fees for merchants who accept credit card payments for goods and services. Service charges have increased $16,000 or 30.2% for the quarter ended and $58,000 or 36.5% over the prior year as a result of core deposit volume increases.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Credit card income quarterly earnings were $108,000 compared with $120,000 representing at 10.0% decrease over the same quarterly period in 2001. Earnings for the nine-month period were $317,000 compared with $839,000 representing a 62.2% decrease over the same nine-month period in 2001. The earnings for this nine-month period are representative of the earning expectations over the life of the new contract.

During the third quarter 2002, the investment portfolio was repositioned selling callable agency paper. The sales resulted in gains from investment sales of $123,000.

The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
Non-interest Income	2002	2001	2002	2001

Service Charges	$69	$53	$217	$159
Credit Card Income, net	108	120	317	839
Gain on sale of securities available-for-sale	123	0	125	100
Other Income	265	339	807	830

Total noninterest income	$565	$512	$1,466	$1,928

Non-interest Expense

Non-interest expenses consist of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses.

For the quarter ended September 30, 2002, non-interest expense increased $364,000 or 19.5% over the same period in 2001. Salaries and benefits increased $214,000 or 20.0% over the same period in 2001 reflective of additions to staffing to support the new markets and volume. Occupancy expenses rose by $68,000 or 22.0% as a result of the expansion and relocation of the Roseville Bank of Commerce at Eureka Road in Roseville, California coupled with the addition of courier vehicles and services.

For the nine months ended September 30, 2002, noninterest expense increased $877,000 or 16.7% over the same nine-month period in 2001. Salaries and benefits increased $489,000 or 16.7% over the same nine-month period in 2001, reflective of additions to staff to support growth and volumes in both markets. Occupancy expenses increased $262,000 or 32.3% over the same nine-month period in 2001 as a result of the expansion of markets.

     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended

Noninterest Expense	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Salaries and Benefits	$1,282	$1,068	$3,424	$2,935
Occupancy & Equipment	377	309	1,073	811
Data Processing Fees	37	29	97	77
Professional Fees	89	116	260	323
Directors Expenses	46	32	194	129
FDIC Insurance	12	11	36	34
Other Expenses	385	299	1,036	934

Total Noninterest expense	$2,228	$1,864	$6,120	$5,243

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

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

Income tax expense through the third quarter 2002 was $1,374,000 as compared to $1,753,000 for 2001. The decrease in tax expense is attributed to an increased volume in enterprise zone loans qualifying for state tax exemption and lower income.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)

	Three Months Ended		Nine Months Ended

Income Taxes	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Tax provision	$483	$532	$1,374	$1,753
Effective tax rate	30.26%	34.82%	33.72%	36.13%

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

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

	September 30, 2002	December 31, 2001

Portfolio Loans
Commercial & Financial	$91,115	$76,913
Real Estate — Construction	42,064	45,331
Real Estate — Commercial	139,693	96,617
Installment	432	440
Other Loans	1,116	709
Less:
Deferred Loan Fees and Costs	(457)	(134)
Allowance for Loan Losses	(3,465)	(3,180)

Total Net Loans	$270,498	$216,696

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

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

Net portfolio loans increased $53,802,000 or 24.8% at September 30, 2002 over $216,696,000 at December 31, 2001. The portfolio mix reflects a slight decrease in construction lending while the balance of the portfolio remains stable with the mix at September 30, 2002, with commercial and financial loans of approximately 34%, real estate construction of 16% and commercial real estate at 50%.

Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. The Bank had outstanding balances of $0 and $349,000 in impaired loans that had impairment allowances of $0 and $13,000 as of September 30, 2002 and December 31, 2001, respectively. Other real estate owned totaled $338,000 for the quarter and consists of one property that was expected to close escrow during the third quarter this year. Recently the sale escrow has been withdrawn and the property is listed at a reduced price.

     The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Non performing assets
Nonaccrual loans	$0	$59
90 days past and still accruing interest	0	290

		349
Other Real Estate Owned	338	0

Total non performing assets	$338	$349

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

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

Management believes the assigned risk grades and our methods for managing changes are satisfactory. Management believes the loan portfolio performance has improved as reflected by the stable and low delinquency ratio. Watch list loan categories have increased somewhat over the past year, primarily due to a greater tendency to move more susceptible, although performing, accounts to attention. This minimal increase does not suggest a trend. Special mention and substandard loan categories have decreased substantially over the past year, reflective of the quality of underwriting standards.

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2002	2001	2002	2001

Allowance for Loan & Lease Losses
Beginning balance for Loan Losses	$3,359	$2,806	$3,180	$2,974
Provision for Loan Losses	105	(51)	295	255
Charge offs:
Commercial	(5)	(11)	(8)	(191)
Real Estate	(0)	(0)	(18)	(309)
Other	(0)	(0)	(0)	(0)

Total Charge offs	(5)	(11)	(26)	(500)
Recoveries:
Commercial	6	4	16	9
Real Estate	0	441	0	451

Total Recoveries	6	445	16	460
Ending Balance	$3,465	$3,189	$3,465	$3,189
ALLL to total loans	1.26%	1.46%	1.26%	1.46%
Net Charge offs to average loans	0.00%	0.02%	0.01%	0.02%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Investment Portfolio

Total available-for-sale securities increased $24.5 million or 87.2% for the third quarter and $11.7 million or 28.6% over December 31, 2001. The quarterly increase, per plan, was to reposition the portfolio and leverage borrowings into investment strategies locking in yield. $10.0 million of U. S. Agency Investments with call features were sold during the period recognizing a $123,000 gain on sale. $35.0 million of U.S. Agency mortgage back and collateralized mortgage investments were purchased using $18.0 million in borrowed funds from the Federal Home Loan Bank.

The average yield on the borrowings is 1.79% with staged maturities through August 2003.

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

The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $96.1 million or 25.0% of total assets, at September 30, 2002 compared to $81,856,000 or 25.7% of total assets at December 31, 2001.

Per plan, Investment securities and federal funds sold have been reinvested in significant loan production improving overall yield, coupled with repositioning and borrowing from the Federal Home Loan Bank leveraged into investment transactions providing for additional yield. Loan growth has outpaced deposit growth during the quarter, as anticipated, as deposit relationships take longer to transition into the bank.

During the third quarter, the Company borrowed $28.0 million from the Federal Home Loan Bank. $18.0 million was invested in U.S. Agency mortgage backed and collateralized mortgage investments, a strategy intended to capture yield spread of 2.25% or more. $10.0 million was reinvested in loan volumes with matching maturities.

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

     The following table sets forth the Company’s capital ratio as of the dates indicated.

	September 30,		December 31,
	2002		2001

					For Bank to be
Capital Ratio's	Bank	Company	Bank	Company	well capitalized

Total Risk-Based Capital	9.86%	10.69%	12.18%	12.33%	>10.00%
Tier 1 Capital to Risk-Based Assets	8.61%	9.44%	10.93%	11.08%	> 6.00%
Tier 1 Capital to Average Assets (Leverage ratio)	7.95%	8.67%	9.38%	9.38%	> 5.00%

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

At September 30, 2002, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $526,000 and $1,052,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2001, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $837,000 and $1,673,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation made within 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a — 14(c)) are adequate and effective in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

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

N/A

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6A. Exhibits

(99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

Item 6B. Reports on Form 8-K

Form 8-K dated October 4, 2002 announcing dividend.

Form 8-K dated October 15 announcing second quarter earnings.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date: November 13, 2002

/s/ Linda J. Miles Linda J. Miles Executive Vice President & Chief Financial Officer