Form 10-K
period 2002-12-31
REDDING BANCORP
filed 2003-03-07
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December  31, 2002
OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $30,414,888 as of February 28, 2003 which was calculated based on the last reported sale of the Company’s Common Stock. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 28, 2003, there were 2,641,536 shares of the Registrant’s common stock outstanding.

PART I
ITEM 1. BUSINESS
General
Supervision and Regulation
Bank Regulation and Supervision
Capital Standards
Dividends and Other Distributions
Prompt Corrective Action and Other Enforcement Mechanisms
Safety and Soundness Standards
Premiums for Deposit Insurance and Assessments for Examinations
Community Reinvestment Act and Fair Lending Developments
Recently Enacted Legislation
Pending Legislation and Regulations
Competition
Employees
Risk Factors That May Affect Results
Lending Risks Associated with Commercial Banking and Construction Activities
Dependence on Real Estate
Risks Specific to Operations in California
Interest Rate Risk
Merchant Credit Card Processing Services
Potential Volatility of Deposits
Dividends
Competition in Primary Market
Government Regulation and Legislation
Economic Conditions and Geographic Concentration
Reliance on Key Employees and Others
Adequacy of Allowance for Loan and Other Real Estate Losses
Certain Ownership Restrictions under California and Federal Law
Shares Eligible for Future Sale
Technology and Computer Systems
Environmental Risks
Dilution
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
Results of Operations
ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
Exhibit 23.1
Exhibit 99.1

Part I.
Item 1 . Business	2
General	2
Supervision and regulation	4
Bank regulation and supervision	6
Capital standards	7
Dividends and other distributions	8
Prompt corrective action and other enforcement	8
Safety and soundness standards	9
Premiums and assessments	10
Community reinvestment	10
Recently enacted legislation	10
Pending legislation	11
Competition	11
Employees	12
Risk factors that may affect results	13
Lending risks associated with commercial banking	13
Dependence on real estate	13
Risks specific to California	14
Interest rate risk	14
Merchant credit card risk	14
Potential volatility of deposits	15
Dividends	15
Competition in primary market	16
Government regulation	16
Economic conditions and geographic concentration	16
Reliance on key employees	17
Adequacy of allowance for loan losses	17
Ownership restrictions under law	17
Shares eligible for future sale	18
Technology and computer systems	18
Environmental risks	18
Dilution	18
Item 2. Properties	19
Item 3. Legal proceedings	19
Item 4. Submission of matters to a vote of security holders	19
Part II.
Item 5. Market for Registrants common equity	20
Item 6. Selected consolidated financial data	22
Item 7. Management’s discussion and analysis of financial condition and results of operations	23
Critical accounting policies	23
Results of operations	25
Item 7a. Quantitative and qualitative disclosures to market risk	41
Item 8. Financial Statements and supplementary data	43
Item 9. Changes and disagreements with accountants	76
Part III.
Item 10. Directors and executive officers of the registrant	76
Item 11. Executive compensation	77
Item 12. Security ownership of beneficial owners and management	77
Item 13. Certain relationships and related transactions	77
Item 14. Controls and procedures	78
Item 15. Exhibits, financial statements, certifications	78

Documents Incorporated By Reference

          Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2003 Annual Meeting of Shareholders. The 2003 Annual Meeting of Shareholders will be held on Tuesday, May 20, 2003.

PART I

ITEM 1. BUSINESS.

This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors That May Affect Results” and elsewhere in this report. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries.

     General

     Redding Bancorp (the “Company”) is a financial services holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Company elected to change to a FHC in 2000. As a financial services holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Company’s principal business is to serve as a holding company for the Bank and Redding Service Corporation, a California corporation formed in 1993 for the purpose of processing trust deeds, and for other banking or banking-related subsidiaries which the Company may establish or acquire. On January 2, 2003, Redding Service Corporation has changed its name to RBC Mortgage Services. The principal business of the subsidiary will be mortgage brokerage services. The Company’s principal source of income is dividends from its subsidiaries. The Company conducts its corporate business operations at the office of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California and within two industry segments, general banking and credit card processing. The Company considers Upstate California to be the major market area of the Bank.

     The Internet address of the Company is reddingbankofcommerce.com. The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. Additionally, reports may be obtained through the Securities and Exchange Commissions website at sec.gov.

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

     On March 1, 1994, the Bank received a certificate of authority to open a second full-service branch at 1951 Churn Creek Road in Redding, California. On June 30, 2000, the Bank received a certificate of authority to convert the loan production office in Roseville to a full service banking facility under the name Roseville Bank of Commerce, a division of Redding Banking of Commerce. On June 15, 2001 the Bank acquired the deposit liabilities of FirstPlus Bank at Citrus Heights, California and has renamed the facility Roseville Bank of Commerce at Sunrise, a division of Redding Bank of Commerce. On February 22, 2002, the Roseville Bank of Commerce at Eureka Road, a division of Redding Bank of Commerce office relocated to its permanent location at 1504 Eureka Road, Suite 100, Roseville, California.

     The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California.

     The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, real estate, construction, and term loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

     Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate.” A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans.

     The commercial loan portfolio of the Bank consists of a mix of revolving credit facilities and intermediate term loans. The loans are generally made for working capital, asset acquisition and business expansion purposes and are generally secured by a lien on the borrowers’ assets. The Bank also makes unsecured loans to borrowers who meet the Bank’s underwriting criteria for such loans. The Bank manages its commercial loan portfolio by monitoring its borrowers’ payment performance and their respective financial condition and makes periodic and appropriate adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The primary sources of repayment of the commercial loans of the Bank are the borrower’s conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor and/or the liquidation of collateral are usually identified as a secondary source of repayment.

     The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank’s service area. The Bank manages risk through its underwriting criteria, which includes strategies to match the borrower’s cash flow to loan repayment terms, and periodic evaluations of the borrower’s operations. The Bank’s evaluations of its borrowers are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Bank.

     The real estate construction loan portfolio of the Bank consists of a mix of commercial and residential construction loans, which are principally secured by the underlying project. The real estate construction loans of the Bank are predominately made for projects, which are intended to be owner occupied. The Bank also makes real estate construction loans for speculative projects. The principal sources of repayment of the Bank’s construction loans are sale of the underlying collateral or permanent financing provided by the Bank or another lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower’s equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns.

     See “-Risk Factors That May Affect Results-Lending Risks Associated with Commercial Banking and Construction Activities.” The Bank manages its credit risk associated with real estate construction lending by establishing maximum loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Bank requires a loan-to-value ratio of no more than 80% on single-family residential construction loans.

     The commercial and residential real estate mortgage loan portfolio of the Bank consists of loans secured by a variety of commercial and residential real property. The Bank makes real estate mortgage loans for both owner-occupied properties and investor properties. The Bank’s underwriting criteria for loans to investors is generally more conservative and such loans constitute a smaller percentage of the Bank’s commercial and residential real estate loan portfolio. The principal source of repayment of the real estate loans of the Bank is the Borrower’s operating cash flow.

     Similar to commercial loans, the principal factors affecting the Bank’s risk of loss in real estate mortgage lending include the borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank’s service area. The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower’s cash flow to loan repayment terms. Approximately 90% of the residential real estate mortgage loans originated at the Bank are sold in the secondary market.

     The specific underwriting standards of the Bank and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Bank’s underwriting criteria is designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Bank contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more owners of its corporate borrowers.

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

     Supervision and Regulation

Regulation and Supervision of Bank Holding Companies

     The Company is a financial services holding company subject to the Financial Holding Company Act (“FHCA”). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company’s subsidiaries. The costs of any examination by the FRB are payable by the Company.

     The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the “Commissioner”). The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See “Capital Standards.” The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

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

     The FRB generally prohibits a financial services holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position.

     The FRB’s policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See “-Restrictions on Dividends and Other Distributions” for additional restrictions on the ability on the Company and the Bank to pay dividends.

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

     Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a financial services holding company to qualify as “well-run,” both it and the insured depository institutions that it controls must meet the “well-capitalized” and “well-managed” criteria set forth in Regulation Y.

     To qualify as “well-capitalized,” the bank must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater, (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater and (iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized (as that term is defined in the capital adequacy regulations of the applicable bank regulator), 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

     To qualify as “well-managed”: (i) each of its lead depository institutions and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory, (ii) none of the bank holding company’s depository institutions may have received one of the two lowest composite ratings and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

     Bank Regulation and Supervision

     The Bank is a California chartered bank insured by the Federal Deposit Insurance Corporation (the “FDIC”), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC. As a non-member of the Federal Reserve System, the primary federal regulator of the Bank is the FRB. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.

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

     California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the bank deposit insurance fund.

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

     Capital Standards

     The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

     In determining the capital level a bank is required to maintain, the federal banking agencies do not, in all respects, follow accounting principles generally accepted in the United States of America (“GAAP”) and have special rules which have the effect of reducing the amount of capital that will be recognized for purposes of determining the capital adequacy of a bank.

     A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, non-cumulative perpetual preferred stock, other types of qualifying preferred stock including trust prefererred securities and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%. The Company exceeds the minimum requirements.

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

     In general, a qualifying institution is one that is well capitalized under the FDIC’s prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution’s total risk-based capital.

     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to the uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     As of December 31, 2002, the Company’s and the Bank’s capital ratios exceeded applicable regulatory requirements. The tables on page 38 present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 2002.

     Banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is a part of the institution’s regular safety and soundness examination. Banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a banks capital adequacy.

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

     In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period).

     In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

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

     Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

“Well capitalized” — Bank only	“Adequately capitalized”
Total risk-based capital of 10%; Tier 1 risk-based capital of 6%; and Leverage ratio of 5%.	Total risk-based capital of 8%; Tier 1 risk-based capital of 4%; and Leverage ratio of 4%.

“Undercapitalized”	“Significantly undercapitalized”
Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.	Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

“Critically undercapitalized” Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratio actually warrants such treatment.

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

     Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

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

     The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

     Premiums for Deposit Insurance and Assessments for Examinations

     The Bank has its deposits insured by the Bank Insurance Fund (“BIF”) administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

     Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

     Recently Enacted Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). This is the most comprehensive reform since the securities acts of the 1930’s. The Act reaffirms the authority of the Securities and Exchange Commission (“SEC”) with the goal of restoring investor confidence. The SEC has been assigned the task of implementing corporate governance through rulemaking under a short timeframe. The rules to date require:

•	both the Chief Executive Officer and Chief Financial Officer to certify that disclosure of all material information is included in both quarterly and annual reports;

•	that the Company adopt a code of ethics and that every senior officer of the company abide by the code;

•	requires that the Audit Committee have substantial financial expertise;

•	that MD&A disclosures of off-balance sheet arrangements and aggregate contractual obligations are fully disclosed in the filings;

•	that Insider trading is suspended during blackout periods;

•	establishing standards for attorney’s practicing before the SEC;

•	and fixes retention periods of records relevant to audits and reviews.

     Final rules have been issued relative to auditor independence and accelerated filing dates for the 10-Q and 10-K reports. Rules that are still open for comments include Audit committee responsibilities and Attorney conduct rules and all rules are expected to be in place during 2003.

     Key points addressed to the Audit Committee include:

•	Auditor relationship shifts from Company management to the Audit committee in relation to hiring, firing and compensation practices

•	Establishing effective communications among auditors, audit committees and management

•	Ensuring that the Company’s audit committee consist of financial experts with such attributes as education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor; with experience actively supervising such accounting experts; or other relevant experience qualifying the members as financial experts.

•	Establishing procedures to allow whistle-blower access to the audit committee.

For information concerning the role, independence and responsibilities of the Audit Committee please refer to the company’s Audit Committee Charter which is included in the annual proxy statement as appendix “A”.

     The breadth and volume of the new requirements affect all significant participants in the financial reporting process and the Board of Directors and Senior Management acknowledge that continued improvement and changes will come as experience is gained with the new rules and reporting requirements, while all efforts are geared towards full compliance to the intent of the Act.

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Obstruct Terrorism Act (the “USA Patriot Act”), thereby amending the anti-money laundering provisions of the Bank Secrecy Act. The amendments are intended to make it easier to prevent, detect, and prosecute international money laundering and the financing of terrorism.

     The final rule implementing information sharing was issued on September 26, 2002 and added sections 103.100 and 103.110 to the Bank Secrecy Act regulations. The new section 103.100 establishes a mechanism for law enforcement to communicate the names of suspected terrorists and money launders to financial institutions in return for securing the ability to promptly locate accounts and transactions involving suspects. Financial Institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasury’s Financial Crimes Enforcement Network (“FinCen”) in the manner and time frame specified in the request. The new section 103.110 outlines how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of the statutory safe harbor from liability.

The law also:

•	Provides for financial institutions to take reasonable steps to ensure they are not providing banking services directly or indirectly to foreign shell banks;

•	Provides an enhanced framework for identification of customers;

•	Proposes similar anti-money laundering programs for Insurance companies, unregistered investment companies, savings associations and credit unions, futures commission merchants, mutual funds, money service businesses and credit card systems;

•	Modifies the laws governing the Bank Secrecy Act; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions in relation to money laundering and terrorism.

     The Company does not expect the USA Patriot Act to have a material effect on operations.

     The Company filed for and was approved as a Financial Services Holding Company in April 2000. Financial Services Holding Companies may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are complementary to activities that are financial in nature. “Financial in nature” activities include: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agencies; merchant banking; and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Pending Legislation and Regulations

     Certain pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

     Competition

     In the past, an independent bank’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies.

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

     In order to compete with major banks and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Bank’s legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks. Competitive pressures in the banking industry significantly increase changes in the interest rate environment, reducing net interest margins, and less than favorable economic conditions can result in a deterioration of credit quality and an increase in the provisions for loan losses.

     With respect to its credit card processing services, the Bank competes with other banks, independent sales organizations (“ISOs”) and other nonbank processors. Many of these competitors are substantially larger than the Bank. The bank competes on the basis of price, the availability of products and services, the quality of customer service, support, and transaction processing speed. The majority of the Bank’s contracts with merchants are cancelable at will or on short notice or provide for renewal at frequent periodic intervals and, accordingly, the Bank regularly rebids such contracts. This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increase transaction volume in order to maintain acceptable profit margins. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry.

     Consolidation will enable certain of the Company’s competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company.

     Employees

     As of December 31, 2002, the Company employed 112 persons. None of the Company’s employees are represented by a labor union and the Company considers its employee relations to be excellent.

Risk Factors That May Affect Results

     This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors That May Affect Results” and elsewhere in this report. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries.

     Lending Risks Associated with Commercial Banking and Construction Activities

     The business strategy of the Bank is to focus on commercial, single family and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan.

     Although the Bank manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

     Dependence on Real Estate

     At December 31, 2002, approximately 65.7% of the loans of the Bank were secured by real estate. The value of the Bank’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in Upstate California such as that experienced during the early years of the 1990’s. See “-Economic Conditions and Geographic Concentration “- page 16.

     The Bank’s primary lending focus has historically been commercial real estate, construction and, to a lesser extent, commercial lending. At December 31, 2002, commercial real estate and construction loans comprised approximately 51% and 14%, respectively, of the total loans in the portfolio of the Bank. At December 31, 2002, all of the Bank’s real estate mortgage and real estate construction loans, commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Bank’s dependence on real estate increases the risk of loss in the loan portfolio of the Bank and its holdings of other real estate owned if economic conditions in Upstate California deteriorate in the future. Deterioration of the real estate market in Upstate California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “-Economic Conditions and Geographic Concentration “ - page 16.

     Risks Specific to Operations in California

     The Company’s operations are located entirely in California, which has in recent years experienced economic disruptions that are unique to the state. At the time this report was being prepared, the state legislature was still debating how to respond to the forecast 2003 record multi-billion dollar state deficit. In the recent past the state also experienced an energy crisis that resulted in higher energy costs to consumers and businesses, with attendant negative economic effects. The Company can offer no assurances that such unique issues within the state will not have a material adverse affect on the Company’s customers or on the Company’s business, financial condition and results of operations.

     Interest Rate Risk

     The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Bank’s predisposition to variable rate pricing, and non-interest bearing demand deposit accounts the Bank is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”

     Merchant Credit Card Processing Services

     The Bank’s fee income from merchant processing services represented approximately 2.1%, 4.1% and 8.2% of the Company’s consolidated revenues in 2002, 2001 and 2000, respectively. In addition, contract deposit relationships with the merchants in the portfolio of the Bank and CSI represented $7.7 million or approximately 2.4% of the Bank’s total deposits as of December 31, 2002.

     In April 1993, the Bank entered into an agreement (the “Merchant Services Agreement”) with Cardservice International, Inc. (“CSI”), an independent sales organization (“ISO”) and nonbank merchant credit card processor, pursuant to which the Bank has agreed to provide credit and debit card processing services for merchants solicited by CSI who accept credit and debit cards as payment for goods and services. Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for CSI and processes credit or debit card transactions into the Visa® or MasterCard® system for presentment to the card issuer. As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. The Merchant Services Agreement with CSI was renewed on April 1, 2001. Effective April 1, 2001, pricing of the contract renewal is .002 percent of transaction processing and one-half of the earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing.

     The Company has been successful in pursuing various strategies to offset the decline in revenues, including expansion of the Roseville Bank of Commerce, purchase of the Sunrise branch office, and projecting aggressive growth in the loan markets.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income.”

     Chargebacks and Payment Risks Associated with Merchant Processing Services

     The Bank is subject to the Card Association Rules in processing credit and debit card transactions. In the event of certain types of billing disputes between a cardholder and a merchant, the processor of the transaction assists the merchant in investigating and resolving the dispute. If the dispute is not resolved in favor of the merchant, the transaction is “charged back” to the merchant and that amount is credited or otherwise refunded to the cardholder. If the processor is unable to collect such amounts from the merchant’s account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the processor for the chargeback, the processor bears the loss for the amount of the refund paid to the cardholder. Pursuant to the Merchant Services Agreement, CSI has agreed to indemnify the Bank against losses incurred in connection with credit card transactions generated by merchants in CSI’s portfolio. In addition, pursuant to the Merchant Services Agreement, CSI is required to maintain a general account with the Bank and has granted the Bank a security interest in such account to secure CSI’s obligations under the Merchant Services Agreement.

     The balances required to be maintained by CSI in general account constitute a small percentage of the dollar volume of transactions processed by the Bank each month. In the event that the funds in accounts maintained by CSI are not sufficient to cover chargebacks and refund payments to cardholders and CSI is unable to reimburse the Bank for such deficiencies, the Bank would bear the loss which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Merchant Processing Services Income.”

     Chargeback exposure can also result from fraudulent credit card transactions initiated by merchant customers. Examples of merchant fraud include logging fictitious sales transactions and falsification of transaction amounts on actual sales. The Bank conducts a background review of its merchant customers at the time the relationship is established with the merchant. The Bank also can withhold or delay a merchant’s daily settlement if fraudulent activity is suspected, thereby mitigating exposure to loss. However, there can be no assurance that the Bank will not experience significant amounts of merchant fraud, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The degree of exposure to chargebacks may also be adversely affected by the development of new transaction delivery channels, such as the Internet, which have yet to be fully evaluated.

     The Company is not exposed to card issuer credit losses unassociated with a dispute between the cardholder and the merchant.

     Potential Volatility of Deposits

     At December 31, 2002, time certificates of deposit in excess of $100,000 represented approximately 26% of the dollar value of the total deposits of the Bank. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Bank, profitability, business prospects, results of operations and cash flows. The bank monitors activity of volatile liability deposits on a quarterly basis. Approximately $30.0 million of the $81.7 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the bank.

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

     See “-Supervision and Regulation-Supervision and Regulation of Bank Holding Companies” and “-Supervision and Regulation-Restrictions on Dividends and Other Distributions.”

     Competition in Primary Market

     In California generally, and in the Company’s primary market area specifically, major banks and brokerage firms dominate the financial services industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank do. In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations and credit unions, which offer many services, which traditionally, were offered only by banks. In addition, the Bank competes with other institutions such as money market funds, brokerage firms, and even retail stores seeking to penetrate the financial services market. During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans. Furthermore, during periods of economic slowdown or recession, the borrowers of the Bank may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans. No assurance can be given that the Bank will be able to compete with these lenders.

     Competition in the merchant processing industry is intense. The Bank competes with other banks, ISOs and other nonbank processors. Many of these competitors are substantially larger than the Bank. The Bank competes on the basis of price, the availability of products and services, the quality of customer service and support and transaction processing speed. The majority of the Bank’s contracts with merchants are cancelable at will or on short notice or provides for renewal at frequent periodic intervals and, therefore, the Bank regularly rebids such contracts.

     This competition may influence the prices that can be charged by the Bank and require aggressive cost control or increased transaction volume in order to maintain acceptable profit margins. If the Bank is not able to maintain acceptable profit margins, it could be forced to discontinue merchant processing services, which would have a material adverse effect on the Company’s results of operations and cash flows. Further, because of tightening margins, there has been a trend toward consolidation in the merchant processing industry. Consolidation will enable certain of the Bank’s competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Bank. No assurance can be given that the Bank or any ISO for which the Bank performs clearing bank services will be able to compete successfully for merchant processing business in the future.

     Government Regulation and Legislation

     The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See “-Supervision and Regulation.”

     Economic Conditions and Geographic Concentration

     The Company’s operations are located and concentrated primarily in Upstate California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2002, approximately 65.7% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in Upstate California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers.

     Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Bank.

     Reliance on Key Employees and Others

     As of December 31, 2002, the Company and its subsidiaries employed in the aggregate 112 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to two of its officers with regard to a salary continuation plan.

     Adequacy of Allowance for Loan and Other Real Estate Losses

     The Bank’s allowance for estimated losses on loans was approximately $3.8 million, or 1.3% of total loans at December 31, 2002. Material future additions to the allowance for estimated losses on loans might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Bank deteriorates.

     In addition, future additions to the Bank’s allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the first quarter of 2002. Increases in the provisions for estimated losses on loans and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan Losses (ALL).”

     Certain Ownership Restrictions under California and Federal Law

     Federal law prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days, the period during which such a disapproval may be issued. An acquisition may be made before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the Common Stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquiror that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s Common Stock, or such lesser number of shares as constitute control. See “-Supervision and Regulation-Regulation and Supervision of Bank Holding Companies.”

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

     Shares Eligible for Future Sale

     As of December 31, 2002, the Company had 2,641,536 shares of Common Stock outstanding, of which 1,752,885 shares are eligible for sale in the public market without restriction. 888,651 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s Common Stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the Common Stock. In addition, options to acquire approximately 412,444 shares of the issued and outstanding shares of Common Stock at exercise prices ranging from $8.25 to $20.00 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s Common Stock.

     Technology and Computer Systems

     Advances and changes in technology can significantly impact the business and operations of the Company. The Bank faces many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. In addition, the Bank’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Bank’s data processing systems.

     During the first quarter 2003, the Company will be reviewing proposals to replace and enhance its core data processing systems. A decision is expected to occur early 2003, for conversion to the new systems in the first quarter of 2004. The Bank anticipates the change to be transparent to customer service. During the process, the bank will be enhancing workflow processes through out the Company to improve efficiencies using advanced technologies.

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

     In addition, the Bank may be considered liable for environmental liabilities concerning its borrowers’ properties, if, among other things, it participates in the management of its borrowers’ operations. The occurrence of such an event could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     Dilution

     The Company has issued options to purchase shares of the Company’s Common Stock at prices equal to 85% of the fair market value of the Company’s Common Stock on the date of grant. As of December 31, 2002, the Company had outstanding options to purchase an aggregate of 412,444 shares of Common Stock at exercise prices ranging from $8.25 to $20.00 per share, or a weighted average exercise price per share of $10.58. To the extent such options are exercised, shareholders of the Company will experience dilution. The Company established a Stock Repurchase program to mitigate the effects of dilution. The program authorizes a systematic approach to repurchasing shares over a seven-year period.

ITEM 2. PROPERTIES.

     The Company’s principal offices and the Bank’s main office are housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the building and the 1.25 acres of land on which the building is situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96002, in which the Bank uses approximately 11,650 square feet of space for its banking operations.

     The Company’s Roseville Bank of Commerce at Eureka office is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring in August 1, 2011. The Company’s Roseville Bank of Commerce at Sunrise office is a free standing building with approximately 4,982 square feet of space located at 6950 Sunrise Boulevard, Citrus Heights. The Company subleases the space from Wells Fargo Bank expiring on March 5, 2009.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the quarter ended December 31, 2002 to a vote of the Company’s security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Trades in the Company’s common stock are made through Hoefer & Arnett located at 555 Market Street, 18th Floor, San Francisco, California 94105. The Company’s common stock is traded on the OTC Bulletin Board under the symbol, “RDDB”. The Company plans to apply to the BBX (Bulletin Board Exchange) during 2003.

     The following table, which summarizes trading activity during the Company’s last two fiscal years, is based on information obtained from the OTC Bulletin Board. The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

	Sales Price Per Share

Quarter Ended:	High	Low	Volume

March 31, 2002	$22.99	$22.55	104,550
June 30, 2002	$21.50	$21.40	39,206
September 30, 2002	$21.00	$20.50	140,067
December 31, 2002	$20.35	$19.51	3,500
March 31, 2001	$17.00	$14.00	13,401
June 30, 2001	$17.25	$15.50	161,942
September 30, 2001	$21.15	$18.00	304,585
December 31, 2001	$24.50	$19.25	121,066

     As of December 31, 2002 there were approximately 400 shareholders of record of the Company’s Common Stock and the market price on that date was $19.80 per share.

     The Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board (“FRB”) generally prohibits a financial services holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a financial services holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

     On October 22, 2002 and 2001, a cash dividend of $0.65 per share was paid to shareholders of record as of October 1, 2002 and 2001 respectively.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

     In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of Financial Institutions in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

     Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for the five years ended December 31, 2002, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Per Share Data)

	2002	2001	2000	1999	1998

Statements of Income
Total Interest Income	$18,565	$20,216	$20,177	$17,270	$16,322
Net Interest Income	$12,517	$11,190	$11,455	$10,835	$10,436
Provision for Loan Losses	$620	$255	$142	$120	$500
Total Non-interest Income	$2,091	$2,823	$2,807	$2,790	$2,539
Total Non-interest Expense	$8,267	$7,143	$6,458	$6,434	$5,975
Total Revenues	$20,656	$23,039	$22,984	$20,060	$18,861
Net Income	$3,696	$4,274	$4,812	$4,370	$4,054
Balance Sheets
Total Assets	$367,434	$318,686	$255,107	$232,008	$216,085
Total Loans	$280,087	$219,876	$194,295	$172,817	$148,202
Allowance for Loan Losses	$3,793	$3,180	$2,974	$2,972	$3,235
Total Deposits	$314,447	$281,436	$218,036	$198,323	$188,621
Stockholders Equity	$27,667	$27,240	$28,754	$26,059	$24,654
Performance Ratios[1]
Return on Average Assets[2]	1.09%	1.49%	1.98%	1.91%	1.98%
Return on Average Equity[3]	13.92%	15.43%	17.95%	17.60%	18.04%
Dividend Payout	46.57%	41.94%	35.32%	36.25%	33.18%
Average Equity to Average Assets	7.83%	9.67%	11.02%	10.86%	10.97%
Tier 1 Risk-Based Capital-Bank[4]	9.14%	10.93%	12.86%	13.59%	14.33%
Total Risk-Based Capital-Bank	10.19%	12.18%	14.11%	14.85%	15.58%
Net Interest Margin[5]	4.06%	4.24%	5.16%	5.15%	5.57%
Average Earning Assets to Total Average Assets	90.90%	92.15%	91.30%	92.10%	91.48%
Nonperforming Assets to Total Assets[6]	.10%	.11%	.31%	.19%	.49%
Net Charge-offs to Average Loans	.01%	.02%	.09%	.22%	.06%
Allowance for loan losses to Total Loans	1.35%	1.45%	1.53%	1.72%	2.18%
Nonperforming Loans to Allowance for loan losses	0.18%	10.97%	26.93%	13.26%	30.54%
Efficiency Ratio[7]	56.59%	50.97%	45.28%	47.22%	46.05%
Share Data
Common Shares Outstanding - basic	2,671	2,703	2,884	2,907	2,959
Common Shares Outstanding - diluted	2,868	2,856	3,035	3,144	2,858
Book Value Per Common Share	$10.36	$10.08	$9.97	$8.97	$8.34
Basic Earnings Per Common Share	$1.38	$1.52	$1.67	$1.49	$1.37
Diluted Earnings Per Common Share	$1.29	$1.44	$1.59	$1.38	$1.30
Cash Dividends Per Common Share	$0.65	$0.65	$0.59	$0.55	$0.45

[1] Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2] Return on average assets is net income divided by average total assets.

[3] Return on average equity is net income divided by average stockholders’ equity.

[4] Regulatory capital ratios are defined in detail in the table on page 38.

[5] Net interest margin equals net interest income as a percent of average interest-earning assets.

[6] Non-performing assets includes all nonperforming loans (nonaccrual loans and restructured loans) and real estate acquired by foreclosure.

[7] The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The efficiency ratio measures how the Company invests in order to generate each dollar of net revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. All statements other than statements of historical fact included in the following discussion are forward-looking statements within the meaning of the Exchange Act. These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors That May Affect Results” and elsewhere in this report. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this report, even if new information, future events or other circumstances have made them incorrect or misleading.

Critical Accounting Policies

General

     Redding Bancorp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. We use historical loss factors as a component to determine the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical and other factors that we use. Other estimates that we use are expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would affect our transactions could change.

Allowance for Loan Losses

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the allowance tied to economic trends and other factors. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view applied to the pool of unimpaired loans as an indicator of future losses and, consequently, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss on impaired or likely impaired loans. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for loan losses, see page 32.

Accounting for Stock Options

     The Company uses the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted.

     The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issues to Employees” (APB 25) and related interpretations in accounting for stock options. The fair value of options granted is determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 27% , a risk-fee interest rate of 2.71% (based upon the five year treasury coupon rate at December 31, 2002), expected dividends of $0.65 per share per year, an annual dividend rate of 3.06% and an assumed forfeiture rate of zero and an expected life of seven years.

The Company

     Redding Bancorp (the “Company”) is a financial services holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Company elected to change to a FHC in 2000. As a financial services holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Company’s principal business is to serve as a holding company for the Bank and Redding Service Corporation, a California corporation formed in 1993 for the purpose of processing trust deeds, and for other banking or banking-related subsidiaries which the Company may establish or acquire. On January 2, 2003, Redding Service Corporation has changed its name to RBC Mortgage Services. The principal business of the subsidiary will be mortgage brokerage services. The Company’s principal source of income is dividends from its subsidiaries. The Company conducts its corporate business operations at the offices of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California and within two industry segments, general banking and credit card processing. The Company considers Upstate California to be the major market area of the Bank.

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

     On March 1, 1994, the Bank received a certificate of authority to open a second full-service branch at 1951 Churn Creek Road in Redding, California. On June 30, 2000, the Bank received a certificate of authority to convert the loan production office in Roseville to a full service banking facility under the name Roseville Bank of Commerce, a division of Redding Banking of Commerce. On June 15, 2001 the Bank acquired the deposit liabilities of FirstPlus Bank at Citrus Heights, California and has renamed the facility Roseville Bank of Commerce at Sunrise, a division of Redding Bank of Commerce. On February 22, 2002, the Roseville Bank of Commerce at Eureka Road, a division of Redding Bank of Commerce office relocated to its permanent location at 1504 Eureka Road, Suite 100, Roseville, California.

     The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California.

     The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, real estate, construction, and term loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services.

The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

     Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate.” A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The Company reported net income of $3.7 million for the year ended December 31, 2002, representing a decrease of approximately $577,000 or 13.5%, over net income of $4.3 million for the year ended December 31, 2001. Primary factors contributing to the decrease in net income include a reduction in the Merchant Credit Card processing service income pursuant to new contract pricing, increases in salaries and benefits and occupancy expenses related to the growth of the Company and new facilities in the Roseville market, the lingering effects of loan portfolio repricing and the drop in investment security yields . The Company’s provision for loan losses increased to $620,000 in 2002 from $255,000 in 2001 resulting primarily from the growth in the loan portfolio.

     Return on average assets (ROA) was 1.09% and return on average common equity (ROE) was 13.92% in 2002 compared with 1.49% and 15.43% respectively in 2001. Diluted earnings per share for 2002 and 2001 were $1.29 and $1.44, respectively, a decrease of 10.4% in 2002 over 2001. The Company’s average total assets increased to $339.2 million in 2002 or 18.4% from $286.6 million in 2001. As a result of the continuing expansion of the Company’s Roseville Bank of Commerce at Eureka additional loan demand in the Redding market area, net loans, at December 31, 2002 increased to $280.1 million over $216.7 million in 2001, an increase of $63.4 million or 29.3%.

     Yields on portfolio loans dropped 189 basis points over the prior year due to the lingering effects of the dramatic rate reductions in 2001 and the timing of repricing opportunities, while federal funds sold dropped 198 basis points over the prior year. Interest-bearing liabilities recognized a drop of 175 basis points, resulting in a net interest margin (spread) of 4.06% compared with 4.24% in 2001 and 5.16% in 2000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The Company reported net income of $4.3 million for the year ended December 31, 2001, representing a decrease of approximately $500,000, or 10.4%, over net income of $4.8 million for the year ended December 31, 2000. Factors contributing to the decrease in net income include a significant decrease in net interest income resulting from multiple interest rate reductions partially offset by increased loan volume and repricing of deposit liabilities. The provision for loan loss was increased by $113,000 during 2001 over 2000 reflecting the Company’s increased loan portfolio, ongoing efforts to increase the effectiveness of its collection efforts, offset by a reduction in classified assets.

     Return on average assets (ROA) was 1.49% and return on average common equity (ROE) was 15.43% in 2001 compared with 1.98% and 17.95% respectively in 2000. Diluted earnings per share for 2001 and 2000 were $1.44 and $1.59, respectively, a decrease of 9.4% in 2001 over 2000. The Company’s average total assets increased to $286.6 million in 2001 or 17.8% from $243.3 million in 2000. As a result of the expansion of the Company’s Roseville Bank of Commerce in Roseville, California and continued loan demand in the Redding market area, net loans, at December 31, 2001 increased to $216.7 million over $191.3 million in 2000, an increase of $25.4 million or 13.3%.

Net Interest Income

     The primary source of income for the Bank is derived from net interest income. Net interest income represents the excess of interest and fees earned on assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

     Net interest income increased to $12.5 million in 2002 versus $11.2 million in 2001 and $11.5 million in 2000, representing a 11.6% increase in 2002 over 2001, and a 2.6% decrease in 2001 over 2000. The average balance of total earning assets increased to $308.3 million or 16.7% over 2001. Average loan balances outstanding increased $48.6 million or 23.7% in 2002, while average balances of investments and federal funds sold decreased $4.4 million or 8.0% in 2002. The average yields on loans decreased by 189 basis points and investment income decreased by 58 basis points. The resulting yield on interest earning assets decreased to 6.02% in 2002 from 7.65% 2001. The increased volume of loan activity offset the continued declining interest rate environment, coupled with aggressive deposit liability repricing resulted in a gain in the net interest margin of $1.3 million, or 11.9%.

     Total interest expense decreased to $6.0 million in 2002, from $9.0 million in 2001 and $8.7 million in 2000, representing a 33.0% decrease for 2002 over 2001, and a 3.5% increase in 2001 over 2000. Average balances of interest-bearing liabilities increased to $259.1 million over $221.3 million for the year ended December 31, 2002, or 17.0%. Yields on deposits decreased 175 basis points, to 2.33% from 4.08% in 2001. The reduction in funding costs reflects the Company’s strategy to grow core deposits and use Federal Home Loan borrowings to support the loan growth while holding higher cost certificate of deposit accounts to a minimum. Demand checking accounts increased 23.9%, Interest-bearing demand instruments increased 26.3%, Savings deposits increased 22.1% while certificate of deposit accounts increased a modest 0.2% over the prior year.

     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The Company’s net interest margin was 4.06% in 2002 and 4.24% in 2001. The combined effect of increasing the volume of earning assets and repricing deposit liabilities resulted in an increase of $1.3 million or 11.9% in net interest income for the year ended December 31, 2002 over 2001.

     The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

	Average Balances, Interest Income/Expense and Yields/Rates Paid Years Ended December 31,
(Dollars in thousands)	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets
Portfolio loans	$253,454	$16,812	6.63%	$204,861	$17,459	8.52%	$178,486	$17,622	9.87%
Tax exempt securities	3,276	138	4.21%	4,428	200	4.52%	3,129	138	4.41%
US government securities	21,184	730	3.45%	23,223	1,212	5.22%	23,052	1,305	5.66%
Mortgage backed securities	15,755	570	3.62%	7,737	433	5.60%	0	0	0.00%
Federal funds sold	13,978	227	1.62%	23,170	833	3.60%	16,861	1,050	6.23%
Other securities	661	88	13.31%	683	79	11.57%	639	62	9.70%

Average Earning Assets	$308,308	$18,565	6.02%	$264,102	$20,216	7.65%	$222,167	$20,177	9.08%

Cash & due from banks	19,566			12,346			10,783
Bank premises	5,395			5,276			5,397
Other assets	5,903			4,887			4,992

Average Total Assets	$339,172			$286,611			$243,339

Interest Bearing Liabilities
Interest bearing demand	$80,371	$597	0.74%	$57,288	$909	1.59%	$43,569	$1,122	2.58%
Savings	19,493	145	0.74%	14,925	340	2.28%	13,426	428	3.19%
Certificates of deposit	145,824	5,115	3.51%	142,651	7,584	5.32%	115,640	6,881	5.95%
Other borrowings	13,383	191	1.43%	6,461	193	2.99%	4,237	291	6.87%

	259,071	6,048	2.33%	221,325	9,026	4.08%	176,872	8,722	4.93%

Non-interest Bearing Demand	50,583			34,259			36,579
Other liabilities	2,974			3,321			3,084
Shareholder equity	26,544			27,706			26,804

Average Liabilities and Shareholders Equity	$339,172			$286,611			$243,339

Net Interest Income and Net Interest Margin		$12,517	4.06%		$11,190	4.24%		$11,455	5.16%

     Interest income on loans includes fee income of $272,000, $285,000 and $369,000 for the years ended December 31, 2002, 2001, and 2000 respectively.

     The Company’s average total assets increased to $339.2 million in 2002 to $286.6 in 2001 and $243.3 in 2000, representing a 18.3% increase 2002 over 2001, and 17.8% increase in 2001 over 2000. Average portfolio loans increased to $253.4 million in 2002 and $204.8 million in 2001, representing an increase of 23.7% and 14.7%, respectively.

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

	Analysis of Changes in Net Interest Income Years ended December 31,
(Dollars in thousands)	2002 over 2001			2001 over 2000

	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease)
In Interest Income:
Portfolio loans	$2,256	$(2,903)	$(647)	$1,645	$(1,808)	$(163)
Tax-exempt securities	(52)	(10)	(62)	60	2	62
US government securities	(173)	(309)	(482)	303	(60)	288
Mortgage backed securities	244	(115)	137	97	(45)	52
Federal funds sold	(263)	(343)	(606)	116	(333)	(217)
Other investment securities	0	9	9	8	9	17

Total Increase (Decrease)	2,012	(3,671)	(1,651)	2,229	(2,190)	39

(Decrease) Increase
In Interest Expense:
Interest-bearing demand	51	(363)	(312)	110	(323)	(213)
Savings	(23)	(172)	(195)	4	(92)	(88)
Certificates of deposit	(534)	(1,935)	(2,469)	1,253	(550)	703
Other borrowings	73	(75)	(2)	25	(123)	(98)

Total (Decrease) Increase	(433)	(2,545)	(2,978)	1,392	(1,088)	304

Net (Decrease) Increase	$2,445	$(1,118)	$1,327	$837	$(1,102)	$(265)

Non-interest Income

     The Company’s non-interest income consists primarily of processing fees for merchants who accept credit card payments for goods and services, service charges on deposit accounts, and other service fees. Non-interest income also includes ATM fees earned at various locations and net gains on sales of loans. For the year ended December 31, 2002, non-interest income represented 10.1% of the Company’s revenues (interest income plus non-interest income) versus 12.3% in 2001 and 12.2% in 2000.

     Service charges on deposit accounts increased $67,000 or 30.2% over 2001 reflective of the deposit growth in demand accounts.

     Effective April 1, 2002, pricing of the Merchant Credit Card processing contract renewal is .002 percent of transaction processing and one-half of the earnings on the deposit relationship. Previously, pricing of the contract in effect was .135 percent of transaction processing and the full earnings on the deposit relationship. The contract renewal represents a significant decline in revenues from merchant credit card processing. Merchant credit card processing fees dropped $515,000 or 54.8% over the prior year relative to the new contract pricing. Included in non-interest income are gains from sales of investments of $275,000 compared with $557,000 in 2001. Sales of investment securities are to support liquidity needs in times of rapid growth.

     Total noninterest income in 2002 was $2.1 million or 25.9%, down from $2.8 million in 2001 and $2.8 million in 2000. The decrease of $732,000 or 25.9% in 2002 is related to the decrease in merchant credit card processing fees and gains on sale of investment securities.

     The following table sets forth a summary of non-interest income for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Non-interest Income:
Service charges on deposit accounts	$289	$222	$214
Other income	1,102	1,104	778
Net realized gain (loss) on sale of securities available-for-sale	275	557	(59)
Merchant credit card service income, net	425	940	1,875

Total Non-interest Income	$2,091	$2,823	$2,808

Merchant Credit Card Service Income

     Pursuant to the Merchant Services Agreement, the Bank acts as a clearing bank for an Independent Sales Organization (ISO), a nonbank merchant credit card processor. The Bank processes credit or debit card transactions into the Visa® or MasterCard® system for presentment to the card issuer.

     As a result of the Merchant Services Agreement, the Bank has acquired electronic credit and debit card processing relationships with merchants in various industries on a nationwide basis. As of December 31, 2002 and 2001, the ISO portfolio consisted of approximately 17,000 and 18,000 merchants, respectively.

     The Merchant Services Agreement provides for indemnification of the Bank by the ISO against losses incurred by the Bank in connection with either the processing of credit/debit card transactions for covered merchants or any alleged violations by the ISO of the Card Association Rules. The Bank has been granted a security interest in the deposit accounts to secure the ISO’s obligations under the agreement.

     Merchant bankcard processing services are highly regulated by credit card associations such as Visa®. In order to participate in the credit card program, Redding Bank of Commerce must comply with the credit card association’s rules and regulations, which may change from time to time. During November 1999, Visa adopted several rule changes to reduce the risk profile in high-risk acquiring programs and these rule changes affect the Bank’s Merchant Services business segment. These changes include a requirement that an acquiring processor’s reported high-risk volume chargeback ratios be no greater than three times the national average of 5% of equity capital.

     Redding Bank of Commerce’s high-risk chargeback ratio was met and is in compliance with the Visa requirement at 3% as of December 31, 2002. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) is less than 20% of total processing volume. At December 31, 2002 the Bank’s total Visa transactions within these certain high-risk categories were 14% of Visa total processing volume.

     Although these merchants are categorized high-risk, precautions have been taken to mitigate these risks, including requiring higher deposit reserves, daily monitoring and aggressive fraud control, indemnification by the ISO, and to date the Company has not seen significant losses in these categories. The Company’s ISO has met the industry standards for fraud control and electronic detection, reporting significantly lower than industry standard losses. By contract, the ISO indemnifies the Company from losses associated with fraudulent activities.

     Merchant services processing is one of the Bank’s two reportable segments. See additional information in Note 18 to the consolidated financial statements (page 69).

Non-interest Expense

     Non-interest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses.

     The increase in operating expenses in 2002 over 2001 are primarily due to salaries and benefits and occupancy expenses reflective of the growth in assets in both the Upstate California and Sacramento markets and expansion of facilities in the Roseville market. Non-interest expense for 2002 increased to $8.3 million compared to $7.1 million for 2001 and $6.4 million in 2000, representing an increase of $1,124,000 or 15.7% in 2002, and $685,000 or 10.6% in 2001.

     The following table sets forth a summary of non-interest expense for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Salaries & related benefits	$4,709	$3,948	$3,753
Net occupancy & equipment	1,463	1,117	985
FDIC insurance premium	48	45	41
Data processing & professional services	530	528	465
Stationery & supplies	235	193	215
Postage	106	101	83
Directors’ expenses	257	271	189
Other expense	919	940	727

Total Non-Interest Expense	$8,267	$7,143	$6,458

Income Taxes

     The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans.

Increases and decreases in the provision for taxes reflect changes in the Company’s income before tax.

     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Income tax provision	$2,025	$2,342	$2,851
Effective tax rate	35.4%	35.4%	37.2%

Asset Quality

     The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento counties. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in Upstate California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	As of December 31,

	2002	2001	2000	1999	1998

Commercial & financial	$99,084	$76,913	$61,069	$53,383	$46,890
Real Estate-construction	40,662	45,331	37,531	37,859	29,470
Real Estate-commercial	143,336	96,617	94,111	78,842	69,742
Installment	720	440	430	294	298
Other loans	662	709	1,396	2,811	2,225
Less:
Deferred loan fees and costs	(584)	(134)	(241)	(372)	(423)
Allowance for Loan losses	(3,793)	(3,180)	(2,974)	(2,972)	(3,235)

Total Net Loans	$280,087	$216,696	$191,322	$169,845	$144,967

     Net portfolio loans increased $63.4 million or 29.3%, to $280.1 million at December 31, 2002 over $216.7 million at December 31, 2001. During 2002, commercial and financial loans increased $22.2 million or 28.1% and real estate projects increased $42.1 million or 29.6%. The portfolio mix remains consistent with the mix of 2001, with commercial and financial loans of approximately 35.4%, real estate construction of 14.5% and commercial real estate at 51%.

     The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured.

     The following table sets forth a summary of the Company’s nonperforming loans and other assets as of the dates indicated:

(Dollars in Thousands)	As of December 31,

	2002	2001	2000	1999	1998

Nonaccrual loans	$0	$59	$801	$394	$942
90 days past and still accruing interest	7	290	0	0	46

Total nonperforming loans	7	349	801	394	988
Other real estate owned	338	0	0	40	66

Total nonperforming assets	345	349	801	434	1,054

     The Company’s nonaccrual loans decreased to $0 during 2002 while OREO increased to $337,977 during 2002, consisting of one property. The property has a current appraised value in excess of its carrying value and is currently listed for sale. Interest foregone on nonaccrual loans was $13,796 and $2,000 in 2002 and 2001, respectively. Interest recognized on non-accrual loans was $0 and $18,333 for 2002 and 2001. In addition to the loans disclosed in the foregoing analysis, as of February 28, 2003 another customer relationship totaling $5.7 million was judged to have a higher than normal risk of becoming nonperforming.

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

     The following table sets forth the maturity distribution of the Company’s commercial and real estate construction loans outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
(Dollars in thousands)	Within One Year	through Five Years	After Five Years	Total

Commercial & financial	$59,885	$18,196	$21,003	$99,084
Real Estate - construction	$10,646	$29,430	$586	$40,662

Total	$70,531	$47,626	$21,589	$139,746

Loans due after one year with:
Fixed Rates		$11,167	$5,078	$16,245
Variable Rates		$36,459	$16,511	$52,970

Total		$47,626	$21,589	$69,215

Allowance for Loan Losses (ALL)

     In determining the amount of the Company’s ALL, management assesses the diversification of the portfolio. Each credit is assigned a credit risk rating factor, and this factor, multiplied by the dollars associated with the credit risk rating, is used to calculate one component of the ALL. In addition, management estimates the probable loss on individual credits that are receiving increased management attention due to actual or perceived increases in credit risk.

     The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company’s consolidated statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgmental basis by management based on consideration of (i) economic conditions, (ii) borrowers’ financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having a loss potential, (ix) quarterly review by the Board of Directors, (x) off balance sheet risks, and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its required level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

     The ALL is a general reserve available against the total loan portfolio and loan commitment credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other qualitative factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALL. Such agencies may require the Bank to provide additions to the allowance based on their judgement of information available to them at the time of their examination.

     There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

     Because the principal factor effecting the adequacy of the ALL is the credit risk-rating factor, the bank does not allocate the ALL by loan category. The banks principal lines of lending are (i) commercial and financial, (ii) real estate construction and (iii) commercial real estate.

     The primary sources of repayment of the commercial loans of the Bank are operating cash flows and the borrowers’ conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank’s service area. The Bank manages its commercial loan portfolio by monitoring its borrowers’ payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Bank’s evaluations of its borrowers’ are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Bank.

     The principal source of repayment of the real estate construction loans of the Bank is the sale of the underlying collateral or the availability of permanent financing from the Bank or other lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower’s ability in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns.

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

     The principal source of repayment of the real estate mortgage loans of the Bank is the borrowers’ operating cash flow. Similar to commercial loans, the principal factors affecting the Bank’s risk of loss in real estate mortgage lending include each borrowers’ ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Bank’s service area.

     The Bank manages its credit risk associated with real estate mortgage lending primarily by establishing maximum loan-to-value ratios and using strategies to match the borrower’s cash flow to loan repayment terms.

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

     The adequacy of the ALL is calculated upon three components. First is the credit risk rating of the loan portfolio, including all outstanding loans and leases and commitments to lend. Every extension of credit has been assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. Central to this assigned risk factor is the historical loss record of the bank.

     Secondly, established specific reserves are available for individual loans currently on management’s watch and classified loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk ratings. The third component is a general reserve related to economic uncertainties. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

     Management believes the assigned risk grades and our methods for managing changes are satisfactory for the complexity of the loan portfolio.

     The provision for loan losses increased to $620,000 for 2002 versus $255,000 in 2001. The increase for the provision is a result of the portfolio growth. Net charge-offs were $7,000 or 0.01% of total loans during 2002. Actual and future results of the allowance provision and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.

     The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2002	2001	2000	1999	1998

Beginning Balance:	$3,180	$2,974	$2,972	$3,235	$2,819
Provision for loan losses	620	255	142	120	500
Charge-offs:
Commercial & Financial	(8)	(191)	(200)	(355)	(139)
Real Estate	(18)	(345)	(3)	(103)	(54)
Other	(0)	(0)	(1)	(2)	(16)

Total Charge-offs	(26)	(536)	(204)	(460)	(209)

Recoveries:
Commercial & Financial	19	35	62	37	114
Real Estate	0	452	2	40	11

Total Recoveries	19	487	64	77	125

Net Charge-offs	(7)	(49)	(176)	(383)	(84)

Ending Balance	$3,793	$3,180	$2,974	$2,972	$3,235

Allowance for loan losses to total loans	1.34%	1.45%	1.53%	1.72%	2.18%
Net Charge-offs to average loans	.01%	.02%	.08%	.24%	.06%

Securities Portfolio

     The Company classifies its securities as “held-to-maturity” or “available-for-sale” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities.

     Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income, in a separate component of stockholder’s equity. Gain or loss on sale of securities is based on the specific identification method.

     Securities held-to-maturity at December 31, 2002, 2001 and 2000 consisted of mortgage-backed securities with an amortized cost of $2.4, $4.1 and $5.0 million, respectively. At December 31, 2002, all such securities have a remaining contractual maturity of five through ten years and a weighted-average yield of 7.43%.

     The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2002. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			After One through		After Five through
	Within One		Five		Ten
	Year		Years		Years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$0	0.00%	$11,654	2.13%	$0	0.00%	$11,654	2.13%
Obligations of state and political subdivisions	0	0.00%	209	5.17%	620	4.30%	829	4.74%
Mortgage backed securities	97	5.15%	0	0.00%	18,665	4.47%	18,762	4.40%
Corporate bonds	0	0.00%	868	4.30%	0	0.00%	868	4.30%

Total	$97	5.15%	$12,731	3.87%	$19,285	4.30%	$32,113	4.51%

     The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	Years Ended December 31,

	2002	2001	2000

U.S. government & agencies	$11,654	$29,742	$17,413
Obligations of state and political subdivisions	1,191	4,338	2,317
Mortgage backed securities	19,269	6,428	0
Corporate and other bonds	0	403	1,129

Total	$32,113	$40,911	$20,859

Deposit Structure

     The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts.

     The following table sets forth the distribution of the Company’s average daily deposits for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2002		2001		1999

	Amount	Rate	Amount	Rate	Amount	Rate

NOW accounts	$43,261	0.45%	$32,684	1.59%	$28,894	1.95%
Savings	19,493	0.76%	14,925	2.28%	13,426	3.19%
Money market accounts	37,110	1.09%	24,604	2.45%	14,675	3.80%
Certificates of deposit	145,824	3.23%	142,651	5.32%	115,640	5.95%
Other borrowings	13,383	1.43%	6,461	2.99%	4,237	6.87%

Total interest bearing deposits	259,071		221,325		176,872
Total non-interest bearing deposits	50,583		34,259		36,579

Total	$309,654		$255,584		$213,451

     The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2002:

Deposit Maturity Schedule

(Dollars in thousands)
2002

Three Months or less	$29,548
Over three through six months	19,211
Over six through twelve months	24,325
Over twelve months	8,599

Total	$81,683

Short term borrowings

     The bank actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support investment strategies as well as to provide liquidity. At December 31, 2002, all of the bank’s FHLB advances were fixed rate, fixed term borrowings without call or put option features. During the fourth quarter 2002 the bank repaid $10 million in borrowings due. At December 2002, the bank had $18 million in FHLB advances outstanding compared to $0 at December 31, 2001.

	2002	2001	2000

Securities sold under agreements to repurchase with weighted average interest rates of 0.41%, 2.46% and 4.98% at December 31, 2002,2001 and 2000, respectively	$3,704,385	$6,780,232	$5,267,472
Federal Home Loan Bank Borrowings with weighted average interest rates of 1.78% at December 31, 2002	18,000,000	0	0

Total Other Borrowings	$21,704,385	$6,780,232	$5,267,472

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$11,867,244	$11,271,777	$5,267,472
Average balance during the year	6,295,292	6,461,000	4,237,000
Weighted average interest rate during year	2.59%	2.99%	6.87%
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	28,000,000	0	0
Average Balance during the year	11,500,000	0	0
Weighted average interest rate during year	1.78%	—	—

Liquidity

     Liquidity refers to the Bank’s ability to provide funds at an acceptable cost to meet loan demand, deposit withdrawals as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet.

     Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of investments from the available for sale portfolio. Cash used by investments totaled approximately $55,485,000 in 2002, which means that assets were not generally used for liquidity purposes. Increased loan balances were responsible for the major use of liquidity, followed by purchases of available for sale securities. The weighted average life of the available-for-sale investment portfolio is 2.23 years.

     Liquidity is generated from liabilities through deposit growth and short-term borrowings. Internal deposit growth provided approximately $33,044,000 and borrowings provided approximately $14,924,000 of liquidity. The Bank also had available correspondent banking lines of credit totaling approximately $10,000,000 and available secured borrowing lines of approximately $10,198,000 with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Bank’s operations. In 2002, the Bank’s operations used cash of only $98,000, which means that operating activities were not used for liquidity purposes.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause any may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit and standby letters of credit as of December 31, 2002 and 2001 were $83,909,436 and $61,847,400 respectively.

     The Bank’s liquid assets (cash and due from banks, federal funds sold, and available-for-sale securities) totaled $66.9 million or 18.2% of total assets at December 31, 2002, $81.8 million or 25.6% of total assets at December 31, 2001 and $46.6 million or 18.2% of total assets at December 30, 2000. In 2002, the Company’s primary source of funding was dividends paid by the Bank totaling $3,721,279. Of the dividends received $1,721,279 was paid to shareholders and $2,000,000 was used to fund the Company’s stock repurchase program. The Company expects to continue to receive dividends from the Bank in 2003. (See note 16 to the Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)

     To accommodate future growth and business needs, the Bank develops an annual capital expenditure budget during strategic planning sessions. Capital expenditures for 2003 are expected to be about $380,000 for routine replacement of furniture and equipment. The Company expects that the earnings of the Bank, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2003.

Capital Adequacy

     Capital adequacy is a measure of the amount of capital needed to sustain asset growth and enhances the Company’s ability to absorb losses. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the investments the Company needs to remain competitive. Historically, capital has been generated principally from the retention of earnings, net of cash dividends.

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

     This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALL).

     The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital (Tier 1) is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALL.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2002 and 2001, that the Company and the Bank met capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

			Well	Minimum
	Actual		Capitalized	Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$27,528,469	8.05%	5.0%	4.0%
Tier 1 Risk-Based	27,528,469	9.32%	6.0%	4.0%
Total Risk-Based	31,221,723	10.57%	10.00%	8.0%
Redding Bank of Commerce
Leverage	$27,018,565	7.97%	5.0%	4.0%
Tier 1 Risk-Based	27,018,565	9.14%	6.0%	4.0%
Total Risk-Based	30,116,410	10.19%	10.00%	8.0%

     The Company paid a cash dividend of $0.65 cents per share on the Company’s Common Stock paid to shareholders of record as of October 1, 2002. Under the risk-based capital standard, assets reported on the Company’s balance sheet and certain off balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

     During 1998, the Board of Directors of Redding Bancorp approved a repurchase program for Redding Bancorp stock. The program authorizes the buyback of up to 566,100 shares and establishes a systematic buyback approach with a goal of providing sufficient shares to fund the stock option plan over a seven-year period.

     For the years ended December 31, 2002 and 2001, the Company has repurchased 92,981 and 193,839 shares, respectively. Shares repurchased are retired by a charge to common stock and retained earnings for the cost.

     All transactions were structured to comply with the Securities and Exchange Commission Rule 10(b)-18 and all shares repurchased under the programs were retired. To date, the Company has repurchased 474,437 shares at an average price of $20.53.

Transactions with Related Parties

     The Company’s conduct of business with Director’s, Officers, significant stockholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including Regulation O as promulgated and enforced by the Federal Reserve. Furthermore, it is the Company’s policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than the Company provides in its normal course of business.

     Certain directors and officers of the Bank and entities with which they are associated are customers and have transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2002 and 2001 loans outstanding to related parties were $5,150,404 and 921,075.

An analysis of 2002 activity in related party loans consists of the following:

Balance at beginning of year	$921,075
New loan additions	2,695,391
Other additions	2,107,196
Principal repayments	(573,258)

Balance at end of year	$5,150,404

Other additions related to loans made in previous years to a Director who joined the Board in 2002.

Impact of Inflation

     Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2002 on the financial statements have not been material.

Commitments and Contingencies

Lease Commitments - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operationg leases as of December 31,2002 are below:

(Dollars in thousands) Years Ended December 31,

2002	$297,590
2003	$297,590
2004	$297,590
2005	$297,590
2006	$303,180
2007	$303,180
Thereafter	$1,134,960

Total	$2,931,680

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Bank enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letter of credits, which are not reflected in the accompanying, consolidated balance sheets. These transactions may involve; to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Management does not anticipate any loss to result from these commitments.

The off-balance sheet credit risk exposure of the Bank is the contractual amount of commitments to extend credit and stand-by letters of credit. The Bank applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

	December 31,

	2002	2001
Off-balance sheet commitments:
Commitments to extend credit	$83,909,436	$61,847,400
Standby letters of credit	3,858,203	1,917,339

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

Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash and securities.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.

The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse affect on the Company’s financial condition or results of operations.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The absolute level and volatility of interest rates can have a significant impact on the Bank’s profitability. Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Company does not operating a trading account, does not hold any financial derivatives and does not hold a position with exposure to foreign currency exchange. The Company faces market risk through interest rate volatility.

     The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Bank has an Asset/Liability Management Committee (“ALCO”) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. Based on economic conditions, asset quality and other considerations, the ALCO establishes tolerance ranges for interest rate sensitivity. Simulation of net interest margin, net income and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk.

     The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experiences, recognizing the timing differences of rate changes. In simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and six additional rate ramp scenarios ranging for + 200 to - 200 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments.

     The formal policies and practices adopted by the Bank to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 300 basis points. Because of the Bank’s predisposition to variable rate, pricing and non-interest bearing demand deposit accounts the Bank is asset sensitive.

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

     To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 to 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2002, the estimated annualized reduction in net interest income attributable to a 100 to 200 basis point decline in the federal funds rate was $769,000 and $1,538,000, respectively, with a similar and opposite result attributable to a 100 or 200 basis point increase in the federal fund rate.

     The following table sets forth, as of December 31, 2002, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)	At December 31, 2002

	Within 3 Months	3 Months to One Year	One Year to Five Years	Over Five Years	Total

Interest Earning Assets
Securities	$0	$97	$12,835	$21,246	$34,178
Federal funds sold	$10,760	—	—	—	$10,760
Loans, net	$167,979	$19,453	$27,467	$65,188	$280,087

Total Interest-earning Assets	$178,739	$19,550	$40,302	$86,434	$325,025

Interest Bearing Liabilities
Demand	$88,251	$—	$—	$—	$88,251
Savings	$20,797	$—	$—	$—	$20,797
Time deposits	$43,640	$84,770	$21,819	$—	$150,229
Other borrowings	$18,704	$3,000	$—	$—	$21,704

Total Interest-bearing Liabilities	$171,392	$87,770	$21,819	$—	$280,981

Interest Sensitivity GAP	7,347	(68,220)	18,483	86,434	44,044
Cumulative Sensitivity GAP		(60,873)	(42,390)	44,044
As a percentage of earning assets:
Interest Sensitivity GAP	1.05	.22	1.85	100.0	1.16
Cumulative Sensitivity GAP	0.04	(3.11)	1.05	1.96

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Redding Bancorp

We have audited the accompanying consolidated balance sheets of Redding Bancorp and subsidiaries as of December 31, 2002, and 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Sacramento, California
January 17, 2003

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 and 2001

	2002	2001
ASSETS
Cash and due from banks	$23,831,729	$15,527,910
Federal funds sold and securities purchased under agreements to resell	10,760,000	25,430,000
Securities available-for-sale	32,327,843	40,898,239
Securities held-to-maturity, at cost (estimated fair value of $2,561,297 in 2002 and $4,192,596 in 2001)	2,405,112	4,116,935
Loans, net of the allowance for loan losses of $3,792,844 in 2002 and $3,179,782 in 2001)	280,087,003	216,696,198
Bank premises and equipment, net	5,365,956	5,339,112
Other assets	12,656,243	10,677,957

TOTAL ASSETS	$367,433,886	$318,686,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - noninterest bearing	$55,169,920	$44,525,539
Demand - interest bearing	88,250,730	69,891,956
Savings	20,796,543	17,034,475
Certificates of deposits	150,229,457	149,983,574

Total Deposits	314,446,650	281,435,544
Securities sold under agreements to repurchase	3,704,385	6,780,232
Federal Home Loan Bank borrowings	18,000,000	0
Other liabilities	3,615,721	3,230,726

Total liabilities	339,766,756	291,446,502

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 authorized; no shares issued and outstanding in 2002 and 2001
Common stock, no par value; 10,000,000 shares authorized; 2,641,536 shares issued and outstanding in 2002 and 2,703,457 shares issued and outstanding in 2001	8,714,767	8,850,826
Retained earnings	18,813,703	18,397,061
Accumulated other comprehensive income(loss), net of tax	138,660	(8,038)

Total stockholders’ equity	27,667,130	27,239,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,433,886	$318,686,351

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$16,812,119	$17,459,219	$17,622,229
Interest on tax exempt securities	138,573	199,520	137,858
Interest on U.S. government securities	1,299,956	1,644,870	1,305,315
Interest on federal funds sold and securities purchased under agreement to resell	226,854	832,960	1,049,994
Interest on other securities	87,691	79,293	61,498

Total interest income	18,565,193	20,215,862	20,176,894

Interest expense:
Interest on demand deposits	596,646	909,488	1,121,827
Interest on savings deposits	144,845	340,245	427,807
Interest on time deposits	5,115,243	7,583,718	6,880,739
Securities sold under agreement to repurchase	191,194	192,702	291,248

Total interest expense	6,047,928	9,026,153	8,721,621

Net interest income	12,517,265	11,189,709	11,455,273
Provision for loan losses	620,000	255,000	142,000

Net interest income after provision for loan losses	11,897,265	10,934,709	11,313,273

Non-interest income:
Service charges on deposit accounts	289,042	221,959	213,683
Other income	1,101,930	1,104,302	777,652
Net gain (loss) on sale of securities available-for-sale	275,425	556,993	(59,313)
Merchant credit card service income, net	424,557	940,234	1,875,433

Total non-interest income	2,090,954	2,823,488	2,807,455

Non-interest expense:
Salaries and related benefits	4,709,133	3,948,301	3,752,610
Net occupancy and equipment expense	1,463,252	1,116,634	985,277
FDIC insurance premium	47,852	44,791	40,695
Data processing and professional services	529,574	483,043	464,815
Directors’ expenses	256,672	270,756	189,465
Other expenses	1,260,132	1,279,285	1,024,806

Total non-interest expense	8,266,615	7,142,810	6,457,668

Income before income taxes	5,721,604	6,615,387	7,663,060
Provision for income taxes	2,025,144	2,341,725	2,851,291

Net Income	$3,696,460	$4,273,662	$4,811,769

Basic earnings per share	$1.38	$1.52	$1.67

Diluted earnings per share	$1.29	$1.44	$1.59

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Comprehensive	Common	Stock
	Income	Shares	Amount
Balance at January 1, 2000		2,906,743	$4,808,938

Comprehensive Income:
Net Income	4,811,769
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	291,062
Add: reclassification adjustment for losses included in net income, net of tax	36,080

Other Comprehensive Income	327,142

Total Comprehensive Income	$5,138,911

Cash dividends ($0.59 per share)
Compensation expense associated with stock options			67,200
Stock options exercised		43,505	358,775
Purchase and retirement of common stock		(66,067)	(105,430)
Tax benefit on exercise of options			136,731
10% Stock dividend			4,104,765
Balance at December 31, 2000		2,884,181	$9,370,979

Comprehensive Income:
Net Income	4,273,662
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	264,832
Less: reclassification adjustment for gains included in net income, net of tax	(359,650)

Other Comprehensive Income	(94,818)

Total Comprehensive Income	$4,178,844

Cash dividends ($0.65 per share)
Compensation expense associated with stock options			67,200
Stock options exercised		13,115	42,625
Purchase and retirement of common stock		(193,839)	(629,978)
Balance at December 31, 2001		2,703,457	$8,850,826

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated

		Other
	Retained	Comprehensive
	Earnings	Income, net of tax	Total
Balance at January 1, 2000	$21,490,819	$(240,362)	$26,059,395

Comprehensive Income:
Net Income	4,811,769		4,811,769
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax
Add: reclassification adjustment for losses included in net income, net of tax
Other Comprehensive Income		327,142	327,142
Total Comprehensive Income
Cash dividends ($0.59 per share)	(1,699,627)		(1,699,627)
Compensation expense associated with stock options			67,200
Stock options exercised			358,775
Purchase and retirement of common stock	(1,201,686)		(1,307,116)
Tax benefit on exercise of options			136,731
10% Stock dividend	(4,104,765)		0
Balance at December 31, 2000	$19,296,510	86,780	$28,754,269

Comprehensive Income:
Net Income	4,273,662		4,273,662
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax
Less: reclassification adjustment for gains included in net income, net of tax
Other Comprehensive Income		(94,818)	(94,818)
Total Comprehensive Income
Cash dividends ($0.65 per share)	(1,792,391)		(1,792,391)
Compensation expense associated with stock options			67,200
Stock options exercised	81,126		123,751
Purchase and retirement of common stock	(3,461,846)		(4,091,824)
Balance at December 31, 2001	18,397,061	(8,038)	27,239,849

(Continues)

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)

					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income, net of
	Income	Shares	Amount	Earnings	tax	Total
Balance at December 31, 2001		2,703,457	$8,805,826	$18,397,061	$(8,038)	$27,239,849
Comprehensive Income:
Net Income	3,696,460			3,696,460		3,696,460
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	324,623
Less: reclassification adjustment for gains included in net income, net of tax	(177,925)

Other Comprehensive Income	146,698				146,698	146,698

Total Comprehensive Income	$3,843,158

Cash dividends ($0.65 per share)				(1,721,279)		(1,721,279)
Compensation expense associated with stock options			67,200			67,200
Stock options exercised		31,060	102,141	197,566		299,707
Purchase and retirement of common stock		(92,981)	(305,400)	(1,782,102)		(2,087,502)
Tax benefit on exercise of options				25,997		25,997
Balance at December 31, 2002		2,641,536	$8,714,767	$18,813,703	$138,660	$27,667,130

See notes to the consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$3,696,460	$4,273,662	$4,811,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	620,000	255,165	142,000
Provision for depreciation and amortization	737,020	604,945	507,458
Compensation expense associated with stock options	67,200	67,200	67,200
(Gain) loss on sale of securities available-for-sale	(275,425)	(556,993)	59,313
Amortization of investment premiums and accretion of discounts, net	534,180	(230,797)	340,516
Gain on sale of loans	(59,604)	(118,018)	(129,859)
Gain on sale of fixed assets	(18,806)	(0)	(0)
Proceeds from sale of loans	1,326,629	6,221,668	5,680,593
Loans originated for sale	(1,386,233)	(6,339,686)	(5,810,452)
Deferred income taxes, net	(319,820)	(361,654)	120,065
Effect of changes in:
Other assets	(2,115,248)	(3,490,237)	(1,464,688)
Deferred loan fees	448,944	(105,915)	(130,717)
Other liabilities	317,047	181,842	373,407

Net cash provided by operating activities	3,572,344	401,182	4,566,605

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	18,539,071	25,085,086	7,951,547
Proceeds from sale of available-for-sale securities	42,062,130	25,509,556	4,419,671
Purchases of available-for-sale securities	(52,074,912)	(68,912,632)	(6,611,227)
Maturities of held-to-maturity securities	1,711,823	0	0
Loan origination, net of principal repayments	(64,002,564)	(25,287,506)	(21,227,829)
Purchase of premises and equipment, net	(626,255)	(601,968)	(320,715)

Net cash used by investing activities	(54,390,707)	(44,207,464)	(15,788,553)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	32,765,223	34,169,894	2,147,274
Net increase in certificates of deposit	245,883	29,229,493	17,565,581
Net increase in securities sold under agreement to repurchase	(3,075,847)	1,512,760	467,472
Proceeds from Federal Home Loan Bank advances	28,000,000	0	0
Repayments of Federal Home Loan Bank advances	(10,000,000)	0	0
Cash dividends	(1,721,279)	(1,792,392)	(1,699,627)
Common stock transactions, net	(1,761,798)	(3,968,073)	(811,610)

Net cash provided by financing activities	44,452,182	59,151,682	7,669,090

Net increase (decrease) in cash and cash equivalents	(6,366,181)	15,345,400	6,447,142
Cash and cash equivalents at beginning of year	40,957,910	25,612,510	19,165,368

Cash and cash equivalents at end of year	$34,591,729	$40,957,910	$25,612,510

REDDING BANKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)

RECONCILIATION TO AMOUNTS REPORTED IN
CONSOLIDATED BALANCE SHEETS:

	2002	2001	2000

Cash and due from banks	$23,831,729	$15,527,910	$12,602,510
Federal funds sold and securities purchased under agreements to resell	10,760,000	25,430,000	13,010,000

CASH AND EQUIVALENTS, End of year	$34,591,729	$40,957,910	$25,612,510

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,915,800	$2,704,145	$2,590,200
Interest	$6,161,458	$9,103,849	$8,553,444
Supplemental Schedule of Non Cash Investing and Financing Activities
Transfer from loans to other real estate owned	$337,977	$0	$0
Stock Dividend	$0	$0	$4,104,765

See notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.	THE BUSINESS OF THE COMPANY

Redding Bancorp (“Bancorp,” and with its subsidiaries, the “Company”), is a financial services holding company (“FHC”) with its principal offices in Redding, California. A financial service holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial service holding company on April 22, 2000. The election to change to a financial service holding company has had no impact to date on the operations of the Company. As a financial service holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). Bancorp’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and Redding Service Corporation. On January 2, 2003, Redding Service Corporation will change names to RBC Mortgage Services. The subsidiary will offer mortgage brokerage services through an affiliate agreement with the Bank. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding and Roseville, California, a suburb of the greater Sacramento metro area.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers Upstate California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing (“NOW”) and savings accounts, money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth. The Bank has also entered into an agreement to provide credit and debit card processing services for merchants, solicited by an independent sales organization (“ISO”), who accept credit and debit cards as payment for goods and services. The Bank acts as a clearing bank for the ISO and processes debit and credit card transactions into the VISA® or MasterCard® system for presentment to the card issuer.

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

Cash and Cash Equivalents - Cash equivalents include amounts due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

Securities purchased under agreements to resell - The Bank enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell at December 31, 2002 consist of U.S. Treasury and Agency securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Bank’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Bank’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Bank’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated by the Bank under a written custodial agreement that explicitly recognizes the Bank’s interest in the securities. At December 31, 2002, these agreements matured within 90 days and no material amount of agreements to resell securities purchased was outstanding with any individual dealer.

Securities - At the time of purchase, the Bank designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Bank does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income, a separate component of stockholders’ equity. Gains or losses on sale of securities are based on the specific identification method.

Loans - Loans are stated at the principal amounts outstanding less deferred loan fees and costs and the allowance for loan losses. Interest on commercial, installment and real estate loans is accrued daily based on the principal outstanding.

Loan origination and commitment fees and certain origination costs are deferred and, if material, the net amount is amortized over the contractual life of the loans as an adjustment of their yield. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past-due by ninety days or more with respect to principal or interest. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income.

Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms.

Allowance for Loan Losses - The allowance for loan losses are established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current economic conditions that may affect the borrowers’ ability to pay.

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation included in operating expenses is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.

Securities sold under agreements to repurchase - At December 31, 2002, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the bank has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government and Agency securities. These securities are held as collateral for non-FDIC insured deposits.

Federal Home Loan Bank Borrowings - As part of its Asset/Liability management strategy the Company has obtained advances from the Federal Home Loan Bank . The Company has pledged collateral of Commercial Real Estate Loans and specific Securities to support the borrowings.

Core Deposit Intangibles - In June 2001, the Company purchased a branch. Because of this acquisition, the Company recorded core deposit intangibles, which are being amortized over seven years by the straight-line method. Amortization expense charged to operations for the year ended December 31, 2002, and 2001 was $118,803 and $54,936, respectively.

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the dilutive effect that could occur if the Company’s outstanding stock options were exercised and converted into common stock, net of estimated shares that could be reacquired with proceeds from the exercise of such options. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31.

	2002	2001	2000
Basic EPS Calculation
Numerator (net income)	$3,696,460	$4,273,662	$4,811,769

Denominator (weighted average common shares outstanding)	2,670,889	2,813,629	2,882,339

Basic EPS	$1.38	$1.52	$1.67

Diluted EPS Calculation
Numerator (net income)	$3,696,460	$4,273,662	$4,811,769

Denominator:
Weighted average common shares outstanding	2,670,889	2,813,629	2,882,339
Options	197,184	152,922	151,221

	2,868,073	2,966,551	3,033,560

Diluted EPS	$1.29	$1.44	$1.59

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

Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. This includes the buyer’s initial and continuing investment, the degree of continuing involvement by the Bank with the property after the sale, and other matters. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

Deferred Compensation - In April 2001, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the bank agrees to pay the executive additional benefits in the future in return for continued satisfactory performance by the executive. Benefits under the salary continuation plan include income generally payable commending upon a retirement date, disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life policies were purchased as an investment to the offset the bank’s contractual obligation to pay pre-retirement death benefits and to recover the bank’s costs of providing benefits. The executive is the insured under the policy, while the bank is the owner and the beneficiary. The insured executive has no claim on the insurance policy, its cash value or proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. The benefit payout is expected over twenty years. Upon termination of employment for cause, the participant forfeits all benefits. The participant is entitled to all vested benefits in the case of termination without cause; however, if a participant voluntarily resigns prior to reaching normal retirement age, his or her benefits are reduced by accrual amounts not yet funded. Upon a change of control, the participant is entitled to the full retirement benefit.

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

Stock Option Plan - The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31

	2002	2001	2000

Net income
As reported	$3,696,460	$4,273,662	$4,811,769
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(168,352)	(149,340)	(101,676)

Pro forma net income	$3,528,108	$4,124,322	$4,710,093

Earnings per share:
Basic - as reported	$1.38	$1.52	$1.67

Basic - pro forma	$1.32	$1.47	$1.63

Diluted - as reported	$1.29	$1.44	$1.59

Diluted - pro forma	$1.24	$1.39	$1.55

Comprehensive Income - Comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses on securities held-for-sale. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting.

Segment Reporting -The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company’s customers except credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank’s agreement to provide credit and debit card processing services for merchants solicited by an ISO or the Bank who accept credit and debit cards as payments for goods and services.

Derivative Instruments and Hedging Activities - The Company did not enter into any freestanding derivative contracts or identify any embedded derivatives requiring bifurcation and separate valuation.

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS ”) No. 142, Goodwill and Other Intangible Assets which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Impairment or Disposal of Long-Lived Assets - Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting The Results Of Operations – Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions. SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Acquisitions of Certain Financial Institutions - Effective October 1, 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9, which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

Costs associated with Exit or Disposal Activities - In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

Stock Based Compensation - Transition and Disclosure - Effective December 31, 2002 the Company adopted SFAS No. 148 Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of No.123 to require prominent disclosures in both annual and interim financial statements within the Significant Accounting Policies footnote about the method of accounting for stock-based employee compensation and the effect of the method used (intrinsic value or fair value) on reported results. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and presents the required disclosures in accordance with SFAS No. 123 as amended by SFAS No.148. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2002 and 2001 was approximately $5,855,000 and $1,441,000, respectively. In addition, the Bank maintains compensating balances with the Federal Reserve Bank, which totaled $2,500,000 at December 31, 2002 and 2001.

4.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2002

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$11,653,552	$56,759	$(0)	$11,717,311
Obligations of state and political subdivisions	1,191,049	50,729	(0)	1,241,778
Mortgage-backed securities	19,268,596	110,714	(3,556)	19,368,754

	$32,113,197	$218,202	$ (3,556)	$32,327,843

	December 31, 2001

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$29,741,241	$113,798	$(129,299)	$29,725,740
Obligations of state and political subdivisions	4,337,920	42,575	(70,018)	4,310,477
Mortgage backed securities	6,428,978	10,031	(2,035)	6,436,974
Corporate bonds, Commercial Paper
and Bankers Acceptances	402,546	22,502	0	425,048

	$40,910,685	$188,906	$ (201,352)	$40,898,239

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2002 and 2001, which have contractual maturities of five through ten years consist of the following:

	December 31, 2002

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$2,405,112	$156,185	$0	$2,561,297

	December 31, 2001

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$4,116,935	$84,704	$(9,043)	$4,192,596

The amortized cost and estimated fair value of securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$97,236	$9 7,930	$0	$0
Due after one year through five years	12,716,074	12,834,771	0	0
Due after five years through ten years	19,299,887	19,395,143	2,405,112	2,561,297

	$32,113,197	$32,327,843	$2,405,112	$2,561,297

At December 31, 2002, the Bank has pledged $1,000,000 of securities for treasury, tax and loan accounts, $7,833,000 for deposits of public funds and $5,000,000 for Federal Home Loan Bank borrowings.

Gross realized gains and gross realized losses, respectively on the sale of available-for-sale securities were $321,722 and $46,297 in 2002. Gross realized gains and gross realized losses, respectively, on available-for-sale, securities were $558,243 and $1,250 in 2001 and were $0 and $59,313 in 2000.There were no gains or losses recognized in securities held-to-maturity in 2002, 2001 and 2000.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loan balances consist of the following:

	December 31,

	2002	2001
Commercial and financial loans	$99,083,692	$76,913,260
Real estate - construction loans	40,661,859	45,331,492
Real estate - commercial	143,335,801	96,617,350
Installment loans	720,484	439,610
Other	661,917	709,230

	284,463,753	220,010,942
Less:
Deferred loan fees and costs	583,906	134,962
Allowance for loan losses	3,792,844	3,179,782

	$280,087,003	$216,696,198

Included in total loans are nonaccrual loans of $0 and $59,489 at December 31, 2002 and 2001, respectively. If interest on nonaccrual loans had been accrued, such interest income would have approximated $2,389, $199,528 during the years ended December 31, 2001 and 2000, respectively.

A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank had outstanding balances of $6,818 and $349,139 in impaired loans that had impairment allowances of $1,023 and $13,603 as of December 31, 2002 and 2001, respectively. The average outstanding balance of impaired loans were $14,227, $187,277 and $622,152, for the years ended December 31, 2002, 2001 and 2000 respectively. There was interest of $0, $18,333 and $0 recognized on impaired loans during the year ended December 31, 2002, 2001 and 2000, respectively.

The Bank services, for others, loans and participation of loans that are sold of $5,892,988 and $3,183,871 as of December 31, 2002 and 2001, respectively.

The Bank concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento counties, in Upstate California, and the location of the four full service offices of the Bank. Although the Bank has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral. The Bank’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan.

At December 31, 2002, the Bank had pledged $28,768,517 in loans as available collateral for Federal Home Loan Bank borrowings.

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,

	2002	2001	2000
Balance at beginning of year	$3,179,782	$2,973,593	$2,971,747
Provision for loan losses	620,000	255,000	142,000
Loans charged off	(25,839)	(535,179)	(204,402)
Recoveries of loans previously charged off	18,901	486,368	64,248

Balance at end of year	$3,792,844	$3,179,782	$2,973,593

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

		December 31,
	Estimated
	Lives	2002	2001
Land		$1,507,628	$1,507,628
Bank buildings	31.5 years	4,002,958	3,680,047
Furniture, fixtures and equipment	3 - 7 years	3,899,319	3,572,577

		9,409,905	8,760,252
Less accumulated depreciation		(4,071,309)	(3,559,166)

		5,338,596	5,201,086
Construction in progress		27,360	138,026

		$5,365,956	$5,339,112

Depreciation expense, included in net occupancy and equipment expense, is $737,020, $604,945, and $507,458 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.	OTHER ASSETS

Other assets consist of the following:

	December 31,

	2002	2001
Cash surrender value of key-man life insurance policies	$4,398,275	$4,187,382
Deferred tax asset, net	1,855,011	1,535,191
Accrued interest on loans	1,240,255	1,045,893
Accrued interest on investment securities	282,821	527,090
Sweep account receivable	1,451,938	2,001,522
Federal Home Loan Bank Stock	1,409,900	326,100
Core Deposit Intangible, net of accumulated amortization of $173,736 and $54,936	595,409	714,209
Other Real Estate Owned	337,977	0
Other	1,084,657	340,570

	$12,656,243	$10,677,957

8.	DEPOSITS

Time certificates of deposit of $100,000 or more totaled $81,682,952 and $70,386,783 at December 31, 2002 and 2001, respectively. Interest expense on such deposits was $2,260,692, $3,114,739 and $3,849,404 during 2002, 2001 and 2000, respectively.

At December 31, 2002, the scheduled maturities for time deposits are as follows:

Year Ending
December 31,

2003	$130,717,329
2004	13,619,798
2005	5,892,330

Total	$150,229,457

9.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,

	2002	2001
Deferred compensation	$2,546,657	$2,328,182
Employee incentive payable	275,182	274,495
Accrued interest payable	272,956	386,486
Other	520,926	241,563

	$3,615,721	$3,230,726

10.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (FHLB) of San Francisco and borrows from the FHLB through various types of collateralized advances. During 2002, the Company obtained advances from the Federal Home Loan Bank for $5,000,000 maturing January 27, 2003 at 1.78%, $10,000,000 maturing on February 24, 2003 at 1.76% and $3,000,000 maturing August 26, 2003 at 1.86%. The Company has pledged collateral of $5,000,000 in securities and $28,768,517 of Commercial Real Estate loans available to support the borrowings.

11.	INCOME TAXES

Provision for income taxes consists of the following:

	Years Ended December 31,

	2002	2001	2000
Current:
Federal	$1,966,162	$2,197,404	$2,305,780
State	459,196	397,186	425,446

	2,425,358	2,594,590	2,731,226

	Years Ended December 31,

	2002	2001	2000
Deferred:
Federal	(305,390)	(220,322)	99,082
State	(94,824)	(32,543)	20,983

	(400,214)	(252,865)	120,065

	$2,025,144	$2,341,725	$2,851,291

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income

	2002	2001	2000
Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	7.15	7.15	7.15
Tax-exempt interest	(4.28)	(4.11)	(3.10)
Other	(1.48)	(1.64)	(.84)

	35.39%	35.40%	37.21%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 consist of the following:

	2002	2001
Deferred tax assets:
State franchise taxes	$135,405	$136,130
Deferred compensation	1,148,064	1,043,957
Loan loss reserves	1,183,081	936,467
Unrealized securities losses	0	4,408
Other	110,409	31,918

Total deferred tax assets	2,576,959	2,152,880

Deferred tax liabilities:
Depreciation	(165,694)	(222,560)
Unrealized securities gains	(75,986)	(0)
Deferred loan origination costs	(350,282)	(297,382)
Deferred State taxes	(129,986)	(97,747)
Other	(0)	(0)

Total deferred tax liabilities	(721,948)	(617,689)

Net deferred tax asset	$1,855,011	$1,535,191

12.	STOCK OPTION PLAN

On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “Plan”) which was approved by the Company’s stockholders on April 21, 1998. The Plan provides for awards in the form of options (which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant.

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

The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Options outstanding, December 31, 1999	445,720	$9.50
Expired	(3,300)	$9.70
Exercised	(43,505)	$8.97

Options outstanding, December 31, 2000	398,915	$8.91
Granted	42,050	$18.73
Exercised	(13,115)	$9.09

Options outstanding, December 31, 2001	427,850	$9.87

Granted	22,300	$20.00
Exercised	(31,060)	$9.65
Forfeited	(6,646)	$15.36
Options outstanding, December 31, 2002	412,444	$10.58

At December 31, 2002, 83,930 shares were available for future grants under the plan. As of December 31, 2002, 2001 and 2000, respectively, 286,367, 225,827 and 188,800 shares were available to be exercised.

Additional information regarding options outstanding as of December 31, 2002 is as follows:

		Weighted Avg.
Exercise		Remaining Contractual
Prices	Options Outstanding	Life (Years)	Options Exercisable

$8.25	234,495	5	187,596
$9.70	112,299	5	89,839
$17.27	4,950	7	2,970
$16.25	14,250	8	4,275
$20.00	46,450	8	1,687

	412,444

The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost related to the discount on non-qualified options was $67,200 in each of the three years ended December 31, 2002.

The Company applies Accounting Principles Board Opinions No. 25, Accounting for Stock Issues to Employees (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123 Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31

	2002	2001	2000

Net income
As reported	$3,696,460	$4,273,662	$4,811,769
Pro forma	3,528,108	4,124,322	4,710,093
Basic earnings per share
As reported	$1.38	$1.52	$1.67
Pro forma	1.32	1.47	1.63
Diluted earning per share
As reported	$1.29	$1.44	$1.59
Pro forma	1.24	1.39	1.55

The fair value of the options granted during 2002 and 2001, is estimated as $95,061 and $238,318 on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 27% and 29.55%, risk-free interest rate of 2.71% and 4.92%, expected dividends of $0.65 per share per year, annual dividend rate of 3.06% and 3.51%, assumed forfeiture rate of zero and an expected life of seven years. There were 22,300 options granted in 2002. The fair value per share of the 2002 and 2001 awards was $4.26 and $5.67.

13.	CAPITAL STOCK

On August 24, 2001, the Board of Directors authorized a common stock repurchase of up to 5% or approximately 114,000 shares of the Company’s Common Stock on an annual basis for the next seven years. The number of shares is adjusted on an annual basis to coincide with new issues and forfeitures. During 2002, 2001 and 2000, 92,981, 193,839 and 66,067 shares were purchased. Shares purchased are retired by a charge to common stock and retained earnings for the cost. To date, the Company has repurchased 474,437 shares at an average price of $20.53.

On October 22, 2002 and 2001, a cash dividend of $0.65 per share was paid to shareholders of record as of October 1, 2002 and 2001.

On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As Of December 31, 2002, no preferred shares had been issued.

14.	RETIREMENT BENEFITS

Profit Sharing Plan - In 1985, the Bank adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Bank. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Bank’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Bank made matching contributions aggregating $122,716, $100,000, and $42,610 for the years ended December 31, 2002, 2001 and 2000, respectively. No discretionary contributions were made in 2002, 2001 or 2000.

Salary Continuation Plan - In April 2001, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SCP plan additional benefits in the future in return for continued satisfactory performance by the executives. Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of twenty years; disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the Bank’s cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation payable and compensation expense under the salary continuation plan totaled $53,048 and $79,578 for 2002 and 2001, respectively.

Directors deferred fee compensation - Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Compensation Plan, which is a non-qualified plan in which a Directors may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed ten (10) years.

15.	RELATED PARTY TRANSACTIONS

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

An analysis of the activity in related party loans consists of the following:

	December 31,

	2002	2001
Balance at beginning of year	$921,075	$1,554,264
New loan additions	2,695,391	584,946
Other additions	2,107,196	0
Principal repayments	(573,258)	(1,218,135)

Balance at end of year	$5,150,404	$921,075

Other additions are related to loans made in previous years to a Director who joined the Board in 2002. As of December 31, 2002 and 2001 there were no related party loans, which were past due or classified.

16.	COMMITMENTS AND CONTINGENCIES

Lease Commitments - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2002 are below:

(Dollars in thousands)
Years Ended December 31,

2002	$297,590
2003	$297,590
2004	$297,590
2005	$297,590
2006	$303,180
2007	$303,180
Thereafter	$1,134,960

Total	$2,931,680

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Bank enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letter of credits, which are not reflected in the accompanying, consolidated balance sheets. These transactions may involve; to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Management does not anticipate any loss to result from these commitments.

The off-balance sheet credit risk exposure of the Bank is the contractual amount of commitments to extend credit and stand-by letters of credit. The Bank applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

	December 31,

	2002	2001
Off-balance sheet commitments:
Commitments to extend credit	$83,909,436	$61,847,400
Standby letters of credit	3,858,203	1,917,339

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

Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash and securities.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.

The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all currently pending matters will not have a material adverse affect on the Company’s financial condition or results of operations.

17.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements and initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, and 2001, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2002:
Company
Leverage capital (to average assets)	$27,528,469	8.05%	$13,680,000	4.00%	n/a	n/a
Tier 1 Capital (to risk-weighted assets)	27,528,469	9.32%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	31,221,723	10.57%	23,636,824	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$27,018,565	7.97%	$13,566,880	4.00%	$14,530,500	5.00%
Tier 1 Capital (to risk-weighted assets)	27,018,565	9.14%	11,818,412	4.00%	14,760,615	6.00%
Total capital (to risk-weighted assets)	30,116,410	10.19%	23,636,824	8.00%	20,880,675	10.00%
At December 31, 2001:
Company
Leverage capital (to average assets)	$27,247,887	9.38%	$11,624,400	4.00%	n/a	n/a
Tier 1 Capital (to risk-weighted assets)	27,247,887	11.08%	9,840,410	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	30,323,015	12.33%	19,680,820	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$26,804,948	11.02%	$9,733,543	4.00%	$11,905,107	5.00%
Tier 1 Capital (to risk-weighted assets)	26,804,948	12.86%	8,352,270	4.00%	11,015,280	6.00%
Total capital (to risk-weighted assets)	29,115,033	14.11%	16,704,540	8.00%	18,358,800	10.00%

The principal sources of cash for the Company are dividends from the Bank. Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As Of December 31, 2002, the maximum amount available for dividend distribution under this restriction was approximately $7,568,594.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2002 or 2001.

18.	SEGMENT REPORTING

The Company has two reportable segments: commercial banking and credit card services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The principal commercial banking activities include a full-array of deposit accounts and related services and commercial lending for businesses and their interests. Credit card services are limited to those revenues and data processing costs associated with its agreement with an independent sales organization (“ISO”). Pursuant to the agreement, the Bank provides credit and debit card processing services for merchants solicited by the ISO or the Bank who accept credit and debit cards as payments for goods and services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates performance of its commercial banking business based on the overall profitability of the Company, including merchant card processing activities. An allocation of the Company’s total assets is not performed by reportable segment. There are no inter-segment transactions.

The following table presents financial information about the Company’s reportable segments:

	2002	2001	2000
Income before income taxes:
Commercial banking	$5,297,047	$5,675,153	$5,787,627
Credit card services	424,557	940,234	1,875,433

	$5,721,604	$6,615,387	$7,663,060

19.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to cancel them or otherwise settle the obligation with the counterparties at the reporting date.

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

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2002

	Contract	Carrying	Fair
	Amount	Amount	Value
Financial assets:
Cash and short-term investments		$34,591,729	$34,591,729
Securities		34,732,955	34,889,140
Loans receivable, net		280,087,003	284,410,705
Financial liabilities:
Demand and savings		$164,217,193	$164,217,193
Fixed rate certificates		144,473,811	145,521,705
Variable certificates		5,755,646	5,755,646
Securities sold under agreements to repurchase		3,704,385	3,704,385
Off balance sheet financial instruments:
Commitments to extend credit	$83,909,436		$1,678,189
Standby letters of credit	3,858,203		77,164

	December 31, 2001

	Contract	Carrying	Fair
	Amount	Amount	Value
Financial assets:
Cash and short-term investments		$40,957,910	$40,957,910
Securities		45,015,174	45,090,835
Loans receivable, net		216,696,198	217,497,282
Financial liabilities:
Demand and savings		$131,451,970	$131,451,970
Fixed rate certificates		143,543,830	142,049,046
Variable certificates		6,439,744	6,439,744
Securities sold under agreements to repurchase		6,780,232	6,780,232
Off balance sheet financial instruments:
Commitments to extend credit	$61,847,400		$1,241,348
Standby letters of credit	1,917,339		38,347

20.	REDDING BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,

	2002	2001

Balance Sheets
Assets:
Cash	$153,195	$26,229
Time deposit with subsidiary	140,000	140,000
Investment in subsidiaries	27,373,935	27,073,620

Total assets	$27,667,130	$27,239,849

Stockholders’ Equity	27,667,130	27,239,849

Total liabilities and stockholders’ equity	$27,667,130	$27,239,849

	Years Ended December 31,

	2002	2001	2000

Statements of Income
Income:
Interest on time deposit	$2,261	$45,582	$33,655
Dividend from subsidiary	3,721,279	4,303,000	3,247,731

	3,723,540	4,348,582	3,281,386
Expenses	153,901	161,579	203,616

Income before income taxes and equity in undistributed net income of subsidiaries	3,569,639	4,187,003	3,077,770
Provision for income taxes[8]	800	800	800

Income before equity in undistributed net income of subsidiaries	3,568,839	4,186,203	3,076,970
Equity in undistributed net income of subsidiaries	127,621	87,459	1,734,799

Net income	$3,696,460	$4,273,662	$4,811,769

[8] Under the Company’s intercompany tax allocation policy, all tax benefits resulting from net losses before dividends from subsidiaries are allocated to the Bank.

	Years Ended December 31,

	2002	2001	2000

Statements of Cash Flows
Cash flows from operating activities:
Net income	$3,696,460	$4,273,662	4,811,769
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	67,200	67,200	67,200
Equity in undistributed net income of subsidiaries	(127,620)	(88,450)	(1,871,530)

Net cash provided by operating activities	3,636,040	4,252,412	3,007,439

Cash flows from financing activities:
Purchase of common stock	(2,087,502)	(4,091,824)	(1,307,116)
Proceeds from issuance of common stock	299,707	123,751	495,506

Common stock transactions, net	(1,787,795)	(3,968,073)	(811,610)
Cash dividends	(1,721,279)	(1,792,392)	(1,699,627)

Net cash used by financing activities	(3,509,074)	(5,760,465)	(2,511,237)

Increase (decrease) in cash and cash equivalents	126,966	(1,508,053)	496,202
Cash and cash equivalents at beginning of year	166,229	1,674,282	1,178,080

Cash and cash equivalents at end of year	$293,195	$166,229	$1,674,282

22.	UNAUDITED QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(Dollars in thousands)	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net interest income	$2,616	$3,044	$3,364	$3,493
Provision for loan losses	(65)	(125)	(105)	(325)
Non-interest income	443	458	565	625
Non-interest expense	(1,885)	(2,007)	(2,228)	(2,147)

Income before taxes	1,109	1,370	1,596	1,646
Provision for income tax	(368)	(523)	(483)	(651)

Net Income	$741	$847	$1,113	$995

Per common share:
Basic earnings per share	$0.27	$0.32	$0.42	$0.38
Diluted earnings per share	$0.26	$0.29	$0.39	$0.35
Dividends per share	$0.00	$0.00	$0.00	$0.65

(Dollars in thousands)	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net interest income	$2,856	$2,738	$2,828	$2,768
Provision for loan losses	(158)	(149)	52	(0)
Non-interest income	732	684	512	895
Non-interest expense	(1,660)	(1,719)	(1,864)	(1,900)

Income before taxes	1,770	1,554	1,528	1,763
Provision for income tax	(639)	(582)	(532)	(588)

Net Income	$1,131	$972	$996	$1,175

Per common share:
Basic earnings per share	$0.39	$0.34	$0.36	$0.43
Diluted earnings per share	$0.38	$0.33	$0.33	$0.41
Dividends per share	$0.00	$0.00	$0.00	$0.65

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

     Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant

     The executive officers of the Company and their ages as of February 19, 2003, are as follows:

Name	Age	Position(s)

Michael C. Mayer	46	President and Chief Executive Officer Redding Bank of Commerce and Director

Linda J. Miles	49	Executive Vice President, Chief Financial Officer and Assistant Secretary

     Michael C. Mayer joined the Company in April 1997 and has served as Executive Vice President and Chief Credit Officer of the Company from May 1997 to May 2000. From May 2000 until January 2001, Mr. Mayer has served as Executive Vice President and Chief Operating Officer. As of January 1, 2001, Mr. Mayer was promoted to President and Chief Executive Officer of Redding Bank of Commerce and serves on the loan, executive, long range planning and asset/liability committees of the Board of Directors.

     Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. With over 25 years of professional banking experience, before joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another Northern California independent bank. Ms. Miles serves on the ALCO committee and attends all committee meetings of the Board of Directors.

     The remainder of the information required by this section is incorporated by reference to the information in the section entitled “Election of Directors ” and “Executive Compensation” in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this section is incorporated by reference to the information in the sections entitled “Election of Directors—Directors’ Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this section is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Some of the directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2002 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90- day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended. *

10.10	Employment contracts dated April 2001*

10.11	Affiliated Business Arrangement Agreement *

10.12	RBC Code of Ethics*

11.1	Statement re: Computation of Earnings Per Share (see page 54).

16.1	Letter on Change in Certifying Accountants. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 79)

99.1	Certification pursuant to Section 906 of the Sarbannes Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.

(b)	Reports on Form 8-K:

               On October 7, 2002 the Company filed a Form 8-K announcing the cash dividend. On October 22, 2002, the Company filed Form 8-K reporting third quarter financial results. On January 29, 2003, the Company filed a Form 8-K reporting 2002 year-end financial results. On February 21, 2003 the Company filed a Form 8-K reporting Exhibit 10.11 Affiliated Business Arrangement Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2003.

REDDING BANCORP

By	/s/ Michael C. Mayer Michael C. Mayer President, Chief Executive Officer and Director

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael C. Mayer
	President, Chief Executive Officer	February 27, 2003
Michael C. Mayer	Redding Bank of Commerce and
Director

/s/ Linda J. Miles
	Executive Vice President and Chief	February 27, 2003
Linda J. Miles	Financial Officer and Assistant
Secretary (Principal Financial Officer
and Accounting Officer)

/s/ Robert C. Anderson
Robert C. Anderson	Chairman of the Board	February 27, 2003

/s/ Welton L. Carrel
Welton L. Carrel	Director	February 27, 2003

/s/ Russell L. Duclos
Russell L. Duclos	Director	February 27, 2003

/s/ John C. Fitzpatrick
John C. Fitzpatrick	Director	February 27, 2003

/s/ Kenneth R. Gifford, Jr.
Kenneth R. Gifford, Jr.	Director	February 27, 2003

/s/ Harry L. Grashoff, Jr.
Harry L. Grashoff, Jr.	Director	February 27, 2003

/s/ Eugene L. Nichols
Eugene L. Nichols	Director	February 27, 2003

/s/ David H. Scott
David H. Scott	Director	February 27, 2003

CERTIFICATIONS

I, Michael C. Mayer, certify that:

1)	I have reviewed this annual report on Form 10-K of Redding Bancorp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”): and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL C. MAYER

Michael C. Mayer
President & Chief Executive Officer
(Principal Executive Officer)

Dated February 27, 2003

CERTIFICATIONS

I, Linda J. Miles, certify that:

1)	I have reviewed this annual report on Form 10-K of Redding Bancorp;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”): and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LINDA J. MILES

Linda J. Miles
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated February 27, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.6	Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001.*

10.11	Affiliated Business Arrangement Agreement.*

10.12	RBC Code of Ethics*

11.1	Statement re: Computation of Earnings Per Share (see page 54).

16.1	Letter on Change in Certifying Accountants.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 79).

99.1	Section 906 Certificate by Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Company’s Registration Statement on Form 10 , SEC Form 10-K and SEC Form 8-K.