Form 10-Q
period 2003-03-31
REDDING BANCORP
filed 2003-05-02
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from         to

Commission file number 0-25135

REDDING BANCORP
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 1951 Churn Creek Road Redding,	94-2823865 (I.R.S. Employer Identification No.)
California (Address of principal executive offices)	96002 (Zip code)

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

Yes [X]  No [  ]
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)
Yes [  ]   No [X]

Outstanding shares of Common Stock, no par value, as of March 31, 2003: 2,654,466

REDDING BANCORP & SUBSIDIARIES

Index to Form 10-Q

Page:
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets March 31, 2003, December 31, 2002 and March 31, 2002	3
Consolidated Condensed Statements of Income Three months ended March 31, 2003 and 2002	4
Consolidated Condensed Statements of Cash Flows Three months ended March 31, 2003 and 2002	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosure about Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal proceedings	24
Item 2. Changes in Securities and use of proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits and Report on Form 8-K	24
SIGNATURES	24
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
REDDING BANCORP & SUBSIDIARIES
 Consolidated Condensed Balance Sheets
(Unaudited)

Dollar amounts in thousands	March 31, 2003	Dec 31, 2002	March 31, 2002

ASSETS
Cash and due from banks	$19,499	$23,832	$17,881
Federal funds sold and securities purchased under agreements to resell	22,380	10,760	13,930
Securities available-for-sale	26,096	32,328	34,640
Securities held to maturity, at cost (estimated fair value of $2,277 at March 31, 2003, $2,561 at December 31, 2002 and $3,805 at March 31, 2002)	2,138	2,405	3,707
Loans, net of the allowance for loan losses of $3,963 at March 31, 2003, $3,793 at December 31, 2002, $3,232 at March 31, 2002	284,445	280,087	230,892
Bank premises and equipment, net	5,331	5,366	5,391
Other assets	10,385	12,656	10,899

TOTAL ASSETS	$370,274	$367,434	$317,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$55,694	$55,170	$44,830
Demand - interest bearing	89,945	88,251	73,409
Savings	22,174	20,797	18,065
Certificates of deposits	147,697	150,229	138,081

Total Deposits	315,510	314,447	274,385
Securities sold under agreements to repurchase	3,783	3,704	11,867
Federal Home Loan Bank borrowings	13,000	18,000	0
Other Liabilities	4,283	3,616	3,293
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	5,000	0	0

Total Liabilities	341,576	339,767	289,545
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2002 and 2001
Common Stock , no par value, 10,000,000 shares authorized; 2,654,466 shares issued and outstanding at March 31, 2003, 2,641,536 at December 31, 2002 and 2,698,415 at March 31, 2002	8,764	8,715	8,851
Retained Earnings	19,805	18,814	19,042
Accumulated other comprehensive income gain (loss), net of tax	129	138	(98)

	28,698	27,667	27,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,274	$367,434	$317,340

See accompanying notes to consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)
Three months ended March 31, 2003 and 2002

	Three Months Ended
Dollars in thousands, except for per share data	March 31, 2003	March 31, 2002

Interest income:
Interest and fees on loans	$4,505	$3,707
Interest on tax exempt securities	13	48
Interest on U.S. government securities	215	377
Interest on federal funds sold and securities purchased under agreements to resell	51	63
Interest on other securities	23	21

Total interest income	4,807	4,216

Interest expense:
Interest on demand deposits	110	118
Interest on savings deposits	36	37
Interest on time deposits	1,082	1,435
Securities sold under agreements to repurchase	73	10

Total interest expense	1,301	1,600

Net interest income	3,506	2,616
Provision for loan losses	175	65

Net interest income after provision for loan losses	3,331	2,551

Non-interest income:
Service charges on deposit accounts	68	72
Other income	232	223
Net gain (loss) on sale of securities available-for-sale	23	(1)
Merchant credit card service income, net	95	107
Mortgage brokerage fee income, net	53	42

	471	443

Non-interest expense:
Salaries and related benefits	1,299	1,022
Net occupancy and equipment expense	372	353
FDIC insurance premium	12	12
Data processing and professional services	209	120
Directors’ Expense	56	60
Other expenses	368	318

Total non-interest expense	2,316	1,885

Income before income taxes	1,486	1,109
Provision for income taxes	560	368

Net Income	$926	$741

Basic earnings per share	$0.35	$0.27
Weighted average shares - basic	2,644	2,703
Diluted earnings per share	$0.33	$0.26
Weighted average shares - diluted	2,777	2,873

See accompanying notes to consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
Three months ended March 31, 2003 and 2002

Dollars in thousands	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net Income	$926	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	175	65
Provision for depreciation and amortization	142	147
Compensation expense associated with stock options	6	17
(Gain) Loss on sale of securities available-for-sale	(23)	1
Amortization of investment premiums and accretion of discounts, net	144	(177)
Gain on sale of loans	(9)	(42)
Proceeds from sales of loans	605	3,368
Loans originated for sale	(596)	(3,410)
Effect of changes in:
Other assets	2,271	(221)
Deferred loan fees	(12)	103
Other liabilities	666	63

Net cash provided by operating activities	4,295	655

Cash flows from investing activities:
Proceeds from maturities of available-for- sale securities	3,419	3,466
Proceeds from sales of available-for-sale securities	4,181	6,839
Proceeds from maturities of held-to-maturity securities	270	0
Purchases of available-for- sale securities	(1,500)	(3,550)
Loan origination, net of principal repayments	(4,521)	(14,280)
Purchases of premises and equipment	(107)	(200)

Net cash (used) by investing activities	1,742	(7,725)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,063	(7,050)
Net increase in securities sold under agreement to repurchase	78	5,087
Proceeds from Federal Home Loan Bank advances	10,000	0
Repayments of Federal Home Loan Bank advances	(15,000)	0
Proceeds from Trust Preferred Securities	5,000	0
Common stock transactions, net	109	(114)

Net cash provided by financing activities	1,250	(2,077)
Net increase in cash and cash equivalents	7,287	(9,147)
Cash and cash equivalents, beginning of period	34,592	40,958

Cash and cash equivalents, end of period	$41,879	$31,811

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$0
Interest	1,227	1,677

See accompanying notes to consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

1.      Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Redding Bancorp (“the Company”), its subsidiaries Redding Bank of Commerce (“RBC”) and RBC Mortgage Services and all operating divisions. All significant inter-company balances and transactions have been eliminated. All such adjustments are of a normal recurring nature. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp’s 2002 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The results of operations and cash flows for the 2003 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

During the years 1999 through December 2002, merchant credit card services were considered a segment of the Company. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank’s agreement to provide credit and debit card processing services for merchants solicited by an independent sales organization (“ISO”) or the bank who accept credit and debit cards as payments for goods and services. As previously reported, the 2001 renewal of the contract with our ISO represented a significant reduction to the earnings on this business segment. The Company is no longer accepting new merchant activity from the ISO and the segment is no longer managed separately from the bank’s local merchant activity. Due to these changes the Company no longer considers merchant credit card activity to be a segment.

During the quarter ended March 31, 2003, the Company, through its RBC Mortgage Services subsidiary has entered into an affiliated business arrangement with another entity to provide mortgage loans to customers of Redding Bank of Commerce. RBC Mortgage Services and its affiliate provide mortgage brokerage services, and split all earnings, net of operating costs equally.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

2.      Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three months ended March 31, 2003 and 2002.

(Dollars in thousands, except per share data)
	Three Months Ended March 31,

	2003	2002

Basic EPS Calculation:
Numerator (net income)	$926	$741
Denominator (average common shares outstanding)	2,644	2,703
Basic earnings per Share	$0.35	$0.27
Diluted EPS Calculation:
Numerator (net income)	$926	$741
Denominator:
Average common shares outstanding	2,644	2,703
Options	133	170

	2,777	2,873
Diluted earnings per Share	$0.33	$0.26

3.     Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months ended March 31,
	2003	2002

Net income
As reported	$926	$741
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(42)

Pro forma net income	$907	$699

Earnings per share:
Basic - as reported	$0.35	$0.27

Basic - pro forma	$0.34	$0.26

Diluted - as reported	$0.33	$0.26

Diluted - pro forma	$0.33	$0.25

4.     Comprehensive Income

The Company’s total comprehensive earnings were as follows:

	Three Months Ended March 31,

	2003	2002

Net Income as reported	$926	$741
Other comprehensive income (net of tax):
Unrealized holding gain (loss) on securities available-for-sale	5	(91)
Less reclassification adjustment	(14)	1

Total other comprehensive income	(9)	(90)
Total comprehensive income	$917	$651

5.     Junior Subordinated Debentures (Trust Preferred Securities)

In March 2003, Redding Bancorp formed a wholly owned Delaware statutory business trust, Redding Bancorp Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Preferred Securities were transferred from the Holding Company to the Bank as surplus capital. The Trust Preferred Securities accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 1.32% for an initial rate of 4.62%. The rate is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Preferred Securities is March 18, 2033, and the debt is callable after five years on the quarterly payment date. Payments based on $5.0 million at the initial rate of 4.62% equal $57,750 quarterly, or $231,000 annually.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Forward looking statements and risk factors

This discussion and information in the accompanying financial statements contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated These risks and uncertainties include the Company’s ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company’s cost of funds and return on assets. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the heading “Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to March 31, 2003. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2003, compared to the same period in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

General

Redding Bancorp (the “Company”) is a financial service holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Company elected to change to a FHC in 2000. As a financial service holding company, the Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Company’s principal business is to serve as a holding company for the Bank and RBC Mortgage Services, a California corporation (formerly Redding Service Corporation) and for other banking or banking-related subsidiaries that the Company may establish or acquire.

On January 2, 2003, Redding Service Corporation changed its name to RBC Mortgage Services, an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The new subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products and manages the outside sales staff, supporting staff and broker relationships with various secondary market lenders. RBC Mortgage Services in turn provides office space, equipment and marketing support for the mortgage brokerage services. RBC Mortgage Services, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Earnings from the mortgage brokerage services, net of operating costs, are split 50% RBC Mortgage Services, 50% BWC Mortgage Services.

Prior to the formation of the subsidiary, mortgage banking services were performed as a department of the Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Company’s principal source of income is dividends from its subsidiaries. The Company conducts its corporate business operations at the administrative office of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California. The Company considers Upstate California to be the major market area of the Bank. The Internet addresses of the Company are reddingbankofcommerce.com, rosevillebankofcommerce.com, and rbcmortgageservices.com.

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

The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs. The Company measures premier by monitoring key operating ratios to high performing peer information on a national level, and models strategies to meet or exceed such goals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services.

Critical Accounting Policies

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgements regarding the carrying values of assets and liabilities when these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of contingencies and commitments. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K. The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”) and the Bank’s primary federal regulator, the FDIC.

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Not all of significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K require management to make difficult, subjective or complex judgements or estimates. However, management believes that the following policies could be considered critical within the SEC definition.

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the reserve is monitored on an on-going basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

The calculation of the allowance for loan losses is by nature inexact, as the allowance represents Management’s best estimate of the loan losses inherent in the Company’s credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

The Company’s primary sources of revenue are interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation", the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with FAS No. 123 would have been $19,000 and $42,000 in the first quarter 2003 and 2002, respectively. There would have been no change in diluted earnings per share in 2003 and $0.01 per share decrease in 2002.

The amount of the reduction for the fiscal years 2000 through 2002 is disclosed in Note 12 to the Consolidated Financial Statements contained in the 2002 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

The Company is party to various legal proceedings as a matter of business. These matters have a high degree of uncertainty associated with them. There can be no assurances that all matters that may be brought against the Company are known to us at any point of time.

Financial Highlights - Results of Operations

The following table summarizes income, income per share and key financial ratios for the periods indicated using two measurements:

	Three Months Ended March 31,

(Dollars in thousands,except per
share amounts)	2003	2002

Net Income	$926	$741
Net Income per share:
Basic	$0.35	$0.27
Diluted	$0.33	$0.26
Return on average assets	1.01%	0.95%
Return on average equity	13.41%	11.21%

Net Income

The Company reported earnings of $926,000, for the quarter ended March 31, 2003 up 25.0% from the $741,000 reported for the same quarterly period of 2002. Diluted earnings per share for the first quarter of 2003 were $0.33, compared to $0.26 for the same period of 2002. The increase in earnings is primarily related to the volume of loan activity over the prior year coupled with a significant reduction in the cost of funds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s revenue. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income was $3.5 million for the quarter ended March 31, 2003 compared with $2.6 million for the same period in 2002. (See tables on page 16)

Average earning assets increased $57.1 million or 20.3% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $64.3 million or 28.9% on average compared with the prior year period. Offsetting this increase was a slight decrease in average investments. Overall, the yield on earning assets decreased to 5.68% for the quarter compared to 5.99% for the same period in the prior year. The decline was due to variable loan repricing as well as new loan production at lower rates in the first quarter 2003 compared with the first quarter 2002.

Average interest-bearing liabilities increased $43.2 million or 18.2% compared with the prior year period. Of this increase, $23.4 million was in core deposit growth (interest-bearing demand and savings accounts), generally the least expensive deposit categories. Federal Home Loan Bank borrowings increased $15.0 million compared with the prior year period. The Company is using the lower cost wholesale borrowings to facilitate loan growth. The overall cost of interest-bearing liabilities for the first quarter 2003 was 1.85% compared with 2.69% for the first quarter 2002, a 31.2% decrease. The decrease was primarily a result of decreases in rates paid on time deposits. As time deposits matured during the period, the Company was able to roll them over at lower rates.

The net effect of the changes discussed above resulted in an increase of $890,000 or 34.0% in net interest income for the three month period ended March 31, 2003 from the same period in 2002. Net interest margin increased 42 basis points to 4.14% from 3.72% for the same period a year ago.

The Company’s internal financial models indicate that in periods of falling interest rates the net interest margin is expected to decrease while in periods of rising interest rates its margin is expected to increase. The decrease of net interest margin is magnified by the fact that the Company’s assets reprice at a more rapid rate than liabilities. The volume of earning assets helps to mitigate some of the drop in yield. At the current low rates, any additional rate reductions will cause an additional reduction in interest margin.

Capital Resources

Total shareholder equity increased from December 31, 2002 by $1,031,000 to $28.7 million at March 31, 2003. The increase was a result of earnings of $926,000, $114,420 from exercises of stock options and a reduction in accumulated other comprehensive income of approximately $9,000. At March 31, 2003, the Company’s Tier 1 and total risk-based capital ratio’s were approximately 10.96% and 12.21% respectively. The Federal Reserves Board’s minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8% respectively.

During the first quarter 2003, the Company formed and funded the Redding Bancorp Trust, a Delaware Statutory Trust. The purpose of the trust was to act as a conduit for the issuance of the Company’s junior subordinated debentures, a borrowing that may be counted as a form of Tier 1 capital. Redding Bancorp trust provides flexibility in raising cost effective capital to support future growth of the Company.

The Company participated in a Trust Preferred Security offering raising $5.0 million in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures. The price of this borrowing is London Interbank Offering Rate (“LIBOR”) plus 330 basis points, floating with a 2.75% annual cap and a lifetime cap of 12.5%. The initial rate is 5.62%. The debt is callable in five years with a final maturity of thirty years. Up to twenty-five percent of the Company’s capital may include Trust Preferred securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table sets forth the Company’s capital ratio as of the dates indicated.

	March 31,		December 31,
	2003		2002
					For Bank to be
Capital Ratio’s	Bank	Company	Bank	Company	well capitalized

Total Risk-Based Capital	11.82%	12.21%	10.19%	10.57%	> 10.00%
Tier 1 Capital to Risk-Based Assets	10.76%	10.96%	9.14%	9.32%	> 6.00%
Tier 1 Capital to Average Assets (Leverage ratio)	8.94%	9.07%	7.97%	8.05%	> 5.00%

Liquidity

Liquidity enables the Company to meet the borrowing needs of its customers and withdrawals of its depositors. The Company meets its liquidity needs through the maintenance of cash resources, lines of credit with the Federal Home Loan Bank and other financial institutions, maturities and sales of investment securities and a stable base of core deposits. The Company’s consolidated liquidity position remains adequate to meet future contingencies. At March 31, 2003, the Company had overnight investments of $22.4 million and available lines of credit of approximately $46.0 million.

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of investments from the available for sale portfolio. Cash generated by investments totaled approximately $1,727,000 in the first quarter 2003. Increased loan balances were responsible for the major use of liquidity.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. Internal deposit growth provided approximately $1,063,000 and borrowings provided approximately $79,000 of liquidity. The Bank also has available correspondent banking lines of credit totaling approximately $10 million and available secured borrowing lines of approximately $46.0 million with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Bank’s operations.

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

To accommodate future growth and business needs, the Bank develops an annual capital expenditure budget during strategic planning sessions. Capital expenditures for 2003 are expected to be about $700,000 for additional software and routine replacement of furniture and equipment. The Company expects that the earnings of the Bank, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Short term borrowings

The Bank actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2003, all of the bank’s FHLB advances were fixed rate, fixed term borrowings without call or put option features.

During the first quarter 2003 the Bank repaid $15 million in borrowings due and borrowed $10 million for one year. At March 31, 2003, the Bank had $13 million in FHLB advances outstanding compared to $0 at March 31, 2002.

Provision for loan losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses. Provision for loan losses of $175,000 were provided for the three months ended March 31, 2003 compared with $65,000 for the same period of 2002. Redding Bancorp’s allowance for loan losses was 1.37% of total loans at March 31, 2003 and 1.38% at March 31, 2002, while its ratio of non-performing assets to total assets was 2.12% at March 31, 2003, compared to 0.11% at March 31, 2002. Year-to-date net charge-offs of $7,639 compare favorably to net charge-offs of $13,000 in the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

			Three Months Ended March 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$286,869	$4,505	6.28%	$222,576	$3,707	6.66%
Tax-exempt Securities	1,191	13	4.37%	4,281	48	4.48%
US Government	31,862	215	2.70%	38,625	377	3.90%
Federal Funds Sold	17,412	51	1.17%	15,224	63	1.66%
Other Securities	1,237	23	7.44%	780	21	10.77%

Average Earning Assets	$338,571	$4,807	5.68%	$281,486	$4,216	5.99%

Cash & Due From Banks	$19,546			$18,307
Bank Premises	5,328			5,358
Allowance for Loan Losses	(3,881)			(3,192)
Other Assets	8,792			8,780

Average Total Assets	$368,356			$310,739

Interest Bearing Liabilities
Demand Interest Bearing	$89,954	$110	0.49%	$70,555	$118	0.67%
Savings Deposits	21,504	36	0.67%	17,493	37	0.85%
Certificates of Deposit	149,404	1,082	2.90%	144,623	1,435	3.97%
Borrowings	20,336	73	1.44%	5,331	10	0.75%

	281,198	$1,301	1.85%	238,002	$1,600	2.69%

Non interest Demand	54,991			43,758
Other Liabilities	4,550			2,542
Shareholder Equity	27,617			26,437

Average Liabilities and Shareholders Equity	$368,356			$310,739

Net Interest Income and Net Interest Margin		$3,506	4.14%		$2,616	3.72%

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

Analysis of Changes in Net Interest Income
(Dollars in thousands)	March 31, 2003	over	March 31, 2002
	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio loans	$1,010	$(212)	$798
Tax exempt securities	(34)	(1)	(35)
US Government securities	(46)	(116)	(162)
Federal Funds Sold	6	(18)	(12)
Other Securities	8	(6)	2

Total Increase	$944	$(353)	$591

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$24	$(32)	$(8)
Savings Deposits	7	(8)	(1)
Certificates of Deposit	35	(388)	(353)
Borrowings	54	9	63

Total Increase	$120	$(419)	$(299)

Net Increase	$824	$66	$890

Non-interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales.

Non-interest income increased $28,000 or 6.3% for the quarter ended March 31, 2003 over March 31, 2002. Other income increased by $10,000 or 4.5%. In September 2002, the Company began to offer Image data capturing services for other financial service companies. One contract is in place and has added $18,000 to other fee income for the period. Merchant credit card income quarterly earnings were $95,000 for the period ended March 31, 2003 compared with $107,000 for the quarter ended March 31, 2002 representing at 11.2% decrease.

Mortgage brokerage revenue, net was $53,000 for the first quarter 2003 compared to $42,000 for the same period a year ago, representing a 26.2% increase. Mortgage brokerage expenses include legal, depreciation and marketing expenses totaling approximately $10,000 and $130 for the first quarter 2003 and 2002 respectively.

Approximately $4.0 million in available-for-sale securities were sold during the period posting a gain of $23,000. The sale occurred to balance prepayment risk in the U.S. Government portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended March 31,

Non-interest Income	2003	2002

Service charges on deposit accounts	$68	$72
Other Income	232	223
Merchant credit card service income, net	95	107
Net gain (Loss) on sale of securities available-for-sale	23	(1)
Mortgage Service fee income	53	42

Total Non-interest income	$471	$443

Non-interest Expense

Non-interest expense for the quarter ended March 31, 2003 was $2.3 million, an increase of $429,000 or 22.8% over the same period a year ago. Salaries and employee benefits increased $277,000 or 27.1% over the same period a year ago. Increases to benefits include a 40.9% increase in group health coverage and a 99.4% increase workers compensation insurance expense. Group health and California workers compensation insurance increases are reflective of the current economic market for insurance coverage.

Professional service expense increased $89,000 or 74.2% for the quarter ended March 31, 2003 over the quarter ended March 31, 2002. Professional service expense consists of audit expenses, legal expenses and other outside services. Audit expenses increased $49,000 or 143.0% for the quarter ended March 31, 2003 over the prior quarter ended March 31, 2002 as a result of overall increasing costs for such services. Other outside services increased $43,000 or 289.6% for the quarter ended March 31, 2003 over the quarter ended March 31, 2002 as a result of new consulting contracts intended to provide insight into the Company’s efficiency and technology uses.

Other expenses increased $50,000 or 15.7% for the quarter ended March 31, 2003 over the quarter ended March 31, 2002. Included in other expenses, correspondent service charges increased $22,000. The increase is directly related to volume increases in check and automated clearinghouse processing fees. All other expenses show modest increases over prior periods reflective of growth.

The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in Thousands)
	Three Months Ended March 31,

Non-interest Expense	2003	2002

Salaries and related benefits	$1,299	$1,022
Net occupancy and equipment expense	372	353
FDIC insurance premium	12	12
Data Processing fees	32	28
Professional service fees	177	92
Directors’ expense	56	60
Other expense	368	318

Total Non-interest expense	$2,316	$1,885

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

Income tax expense through the first quarter 2003 was $560,000 as compared to $368,000 for the first quarter period in 2002. The increase in tax expense is attributed to increased revenues and a reduction in tax-exempt income on available-for-sale securities.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)
	Three Months Ended March 31,

Income Taxes	2003	2002

Tax provision	$560	$368
Effective tax rate	37.7%	33.2%

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to municipal securities.

Asset Quality

The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento and Shasta Counties, California, and the location of the Bank’s four full service branches, specifically identified as Upstate California.

The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and commercial real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

Portfolio Loans	March 31, 2003	December 31, 2002

Commercial & Financial	$106,243	$99,084
Real Estate-Construction	51,402	40,662
Real Estate-Commercial	129,749	143,336
Installment	637	720
Other Loans	949	662
Less:
Deferred Loan Fees and Costs	(572)	(584)
Allowance for Loan Losses	(3,963)	(3,793)

Total Net Loans	$284,445	$280,087

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

Net portfolio loans increased $4,358,000 or 1.6% at March 31, 2003 over $280,087,000 at December 31, 2002. The portfolio mix reflects a decrease in commercial real estate reflective of participation lending. The balance of the portfolio remains consistent with the mix at December 31, 2002, with commercial and financial loans of approximately 37%, real estate construction of 18% and commercial real estate at 45%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $0 and $6,818 in impaired loans that had impairment allowances of $0 and $1,023 as of March 31, 2003 and December 31, 2002, respectively.

During the first quarter 2003, one loan relationship has become 90 days past due for interest payments. Management is evaluating the credit relationship for a possible term extension or full payoff. Interest payments are expected to be brought current within a few weeks of the quarter end. The credit in question totals $3.9 million, and is fully collateralized and is not considered impaired as of March 31, 2003, as the Bank expects to collect all principal and interest due. The Bank has seven other loans to this borrower totaling approximately $1.9 million. These loans are performing in accordance with their original terms, are fully collateralized and the Bank expects to collect all principal and interest due. However, in accordance with its policy, the Bank has classified all eight loans to this borrower and its affiliates.

Other real estate owned totaled $0 for the quarter. One other real estate owned property sold during the period. No gains or losses on the sale were booked.

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	March 31, 2003	December 31, 2002

Nonaccrual loans	$0	$0
90 days past due and still accruing interest	3,934	7

		7
Other Real Estate Owned	0	338

Total non performing assets	$3,934	$345

Allowance for Loan Losses (ALL)

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

Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of (i) economic conditions, (ii) borrowers’ financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) monthly review by the Board of Directors, (x) off balance sheet risks and (xi) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers’

business, valuation of collateral, the determination of impaired loans and exposure to potential losses.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The ALL is a general reserve available against the total loan portfolio and off balance sheet credit exposure. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALL. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

The adequacy of the ALL is calculated upon three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases and commitments to lend. Every extension of credit has assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned a risk factor expressed as a reserve percentage. Central to this assigned risk (reserve) factor is the five-year historical loss record of the bank, the current portfolio mix, growth rates, and loan concentrations.

Secondly, established specific reserves are available for individual loans currently on management watch, special mention, and substandard loan lists. These are the estimated potential losses associated with specific borrowers based upon the collateral and event(s) causing the risk rating.

The third component is an assessment of current economic conditions in our market areas. This reserve is for qualitative factors that may effect the portfolio as a whole, such as those factors described above.

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

The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31,

Allowance for Loan Losses	2003	2002

Beginning balance for Loan Losses	$3,793	$3,180
Provision for Loan Losses	175	65
Charge offs:
Commercial	(7)	(18)
Real Estate	(0)	(0)
Other	(0)	(0)

Total Charge offs	(7)	(18)
Recoveries:
Commercial	2	5
Real Estate	0	0

Total Recoveries	2	5
Ending Balance	$3,963	$3,232
ALL to total loans	1.37%	1.38%
Net Charge offs to average loans	(0.01%)	(0.02%)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Securities Portfolio

Total available-for-sale securities decreased $8.3 million or 24.1% for the first quarter of 2003 compared with the same quarter a year ago. The decrease is reflective of security maturities being deployed into current loans outstanding.

Approximately $4.0 million in available-for-sale securities were sold during the period posting a gain of $23,000. The sale occurred to balance prepayment risk in the U.S. Government portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company considers interest rate, credit and operations risks as the most significant risks impacting the Company. Other types of market risk, such as foreign exchange risk and commodity price risk, do not impact the Company in the normal course of operations.

The Company relies on prudent underwriting standards, loan reviews and an adequate allowance for loan losses to mitigate credit risk. Internal controls and periodic internal audits of business operations mitigate operations risk.

Fluctuation in interest rates will ultimately impact both the level of interest income and interest expense recorded as revenues. The fundamental objective of the Company’s management of its assets and liabilities is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company’s management.

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income.

At March 31, 2003, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $542,000 and $1,082,000, respectively. A similar and opposite result attributable to a 100 basis point increase in the federal funds rate. At December 31, 2002, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $769,000 and $1,538,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

There have been no significant changes in the Company’s internal controls, or in other factors, which would significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

N/A

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

No meetings of security holders held during the quarter.

Item 5. Other Information

N/A

Item 6A. Exhibits

(99.1) Certifications of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

Item 6B. Reports on Form 8-K

Form 8-K dated February 21,2003 Exhibit: Affiliated business arrangement agreement
Form 8-K dated February 25, 2003 Exhibit :Code of Ethics.
Form 8-K dated March 12, 2003 Additional proxy materials.
Form 8-K dated March 20, 2003 announcing Trust Preferred transaction.
Form 8-K dated April 24, 2003 announcing 1st Quarter earnings.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP

(Registrant)

Date: April 30, 2003

/s/ Linda J. Miles Linda J. Miles Executive Vice President & Chief Financial Officer