Form 10-Q
period 2003-06-30
REDDING BANCORP
filed 2003-08-06
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes   ☒   No   ☐
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)
Yes   ☐   No   ☒

Outstanding shares of Common Stock, no par value, as of July 31, 2003: 2,704,801

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Consolidated Condensed Statements of Income (Unaudited)
Consolidated Condensed Statements of Cash Flows (Unaudited)
Notes to Unaudited Consolidated Condensed Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Sources of Income
Results of Operations
Net Interest Income and Net Interest Margin
Liquidity
Capital Management
Short term borrowings
Provision for loan losses
Factors that may affect future results
Critical Accounting Policies
Average Balances, Interest Income/Expense and Yields/Rates Paid
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II. Other Information
Item 1. Legal proceedings
Item 2. Changes in securities and use of proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6A. Exhibits
Item 6B. Reports on Form 8-K
SIGNATURES
Exhibit 31
Exhibit 32

REDDING BANCORP & SUBSIDIARIES

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION		Page:

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets
	June 30, 2003, December 31, 2002 and June 30, 2002	3
	Consolidated Condensed Statements of Income
	Three and six months ended June 30, 2003 and 2002	4
	Consolidated Condensed Statements of Cash Flows
	Three and six months ended June 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Overview	10
	Sources of Income	12
	Results of Operations	12
	Net Interest Income and Net Interest Margin	12
	Liquidity	13
	Capital Management	13
	Short term borrowings	14
	Provision for loan losses	14
	Factors that may affect future results	14
	Critical accounting policies	15
	Average balances, Interest Income/Expense rates and yields	18
	Volume/ Rate analysis	19
	Non-interest Income	20
	Non-interest Expense	20
	Income taxes	21
	Asset quality	22
	Allowance for loan losses (ALL)	23
	Securities portfolio	24
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal proceedings	26
Item 2.	Changes in Securities and use of proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Report on Form 8-K	26
SIGNATURES		26
EXHIBITS		27, 28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

Dollar amounts in thousands
	June 30, 2003	Dec 31, 2002	June 30, 2002

ASSETS
Cash and due from banks	$27,737	$23,832	$25,414
Federal funds sold and securities purchased under agreements to resell	13,060	10,760	7,500

Cash and cash equivalents	40,797	34,592	32,914
Securities available for sale	43,520	32,328	28,084
Securities held to maturity, at cost (estimated fair value of $1,908 at June 30, 2003, $2,561 at December 31, 2002 and $3,564 at June 30, 2002)	1,812	2,405	3,394
Loans, net of the allowance for loan losses of $4,168 at June 30, 2003, $3,793 at December 31, 2002 and $3,359 at June 30, 2002	284,668	280,087	252,586
Bank premises and equipment, net	5,479	5,366	5,370
Other assets	10,489	12,656	8,837

TOTAL ASSETS	$386,765	$367,434	$331,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$63,498	$55,170	$51,102
Demand — interest bearing	98,344	88,251	83,873
Savings	22,577	20,797	17,615
Certificates of deposits	146,060	150,229	141,727

Total deposits	330,479	314,447	294,317
Securities sold under agreements to repurchase	3,484	3,704	4,947
Federal Home Loan Bank borrowings	13,000	18,000	0
Other liabilities	5,010	3,616	3,395
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	5,000	0	0

Total Liabilities	356,973	339,767	302,659
Commitments and contingencies (note 6)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2003 and 2002
Common stock , no par value, 10,000,000 shares authorized; 2,666,466 shares issued and outstanding at June 30,2003, 2,641,536 at December 31, 2002 and 2,683,775 at June 30, 2002	8,809	8,715	8,820
Retained earnings	20,837	18,814	19,552
Accumulated other comprehensive income gain, net of tax	146	138	154

	29,792	27,667	28,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$386,765	$367,434	$331,185

See accompanying notes to consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
Three and six months ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended

Amounts in thousands, except for per share data	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Interest income:
Interest and fees on loans	$4,408	$4,156	$8,913	$7,863
Interest on tax exempt securities	19	33	32	81
Interest on U.S. government securities	214	242	429	619
Interest on federal funds sold and securities purchased under agreements to resell	69	48	120	111
Interest on other securities	0	29	0	50

Total interest income	4,710	4,508	9,494	8,724

Interest expense:
Interest on demand deposits	131	158	241	276
Interest on savings deposits	35	35	71	72
Interest on time deposits	852	1,264	1,934	2,699
Securities sold under agreements to repurchase	4	4	6	12
Other borrowing expense	129	3	200	5

Total interest expense	1,151	1,464	2,452	3,064

Net interest income	3,559	3,044	7,042	5,660
Provision for loan losses	200	125	375	190

Net interest income after provision for loan losses	3,359	2,919	6,667	5,470

Non-interest income:
Service charges on deposit accounts	88	76	156	148
Payroll and benefit processing fees	82	73	166	147
Earnings on cash surrender value -
Bank owned life insurance	60	62	119	123
Net gain on sale of securities available for sale	53	3	76	2
Merchant credit card service income, net	100	102	195	209
Mortgage brokerage fee income	59	24	112	66
Other income	167	118	279	206

Total non-interest income	609	458	1,103	901

Non-interest expense:
Salaries and related benefits	1,355	1,120	2,654	2,142
Occupancy and equipment expense	341	343	713	696
FDIC insurance premium	13	12	25	24
Data processing fees	72	40	89	60
Professional service fees	196	71	388	171
Deferred compensation expense	63	59	124	116
Directors’ expense	58	88	114	148
Other expenses	389	274	696	535

Total non-interest expense	2,487	2,007	4,803	3,892

Income before income taxes	1,481	1,370	2,967	2,479
Provision for income taxes	596	523	1,156	891

Net Income	$885	$847	$1,811	$1,588

Basic earnings per share	$0.33	$0.32	$0.68	$0.59
Weighted average shares — basic	2,661	2,682	2,653	2,693
Diluted earnings per share	$0.32	$0.30	$0.65	$0.56
Weighted average shares — diluted	2,786	2,848	2,775	2,863

See accompanying notes to consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
Six months ended June 30, 2003 and 2002

Dollars in thousands	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net Income	$1,811	$1,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	190
Provision for depreciation and amortization	281	305
Compensation expense associated with stock options	11	34
Gain on sale of securities available for sale	(76)	(2)
Amortization of investment premiums and accretion of discounts, net	258	(3)
Gain on sale of loans	(74)	(96)
Proceeds from sales of loans	947	4,087
Loans originated for sale	(873)	(4,183)
Effect of changes in:
Other assets	2,167	1,840
Deferred loan fees	(28)	190
Other liabilities	1,378	164

Net cash provided by operating activities	6,177	4,114

Cash flows from investing activities:
Proceeds from maturities of available for sale securities	9,791	4,175
Proceeds from sales of available for sale securities	8,709	13,081
Proceeds from maturities of held to maturity securities	599	0
Purchases of available for sale securities	(29,858)	(3,550)
Loan originations, net of principal repayments	(4,928)	(36,077)
Purchases of premises and equipment	(391)	(337)

Net cash used by investing activities	(16,078)	(22,708)
Cash flows from financing activities:
Net increase in deposits	16,031	12,882
Net decrease in securities sold under agreement to repurchase	(221)	(1,833)
Proceeds from Federal Home Loan Bank advances	10,000	0
Repayments of Federal Home Loan Bank advances	(15,000)	0
Proceeds from issuance of Trust Preferred Securities	5,000	0
Common stock transactions, net	296	(499)

Net cash provided by financing activities	16,106	10,550
Net increase (decrease) in cash and cash equivalents	6,205	(8,044)
Cash and cash equivalents, beginning of period	34,592	40,958

Cash and cash equivalents, end of period	$40,797	$32,914

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$997	$285
Interest	2,429	3,072

See accompanying notes to consolidated condensed financial statements.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

1. Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Redding Bancorp (the “Holding Company”) and its subsidiaries Redding Bank of Commerce (“RBC” or the “Bank”) and RBC Mortgage. All significant inter-company balances and transactions have been eliminated. All such adjustments are of a normal recurring nature. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current financial statement presentation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redding Bancorp’s 2002 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The results of operations and cash flows for the 2003 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

From 1999 through 2002, merchant credit card services were considered a segment of the Company for reporting purposes. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank’s agreement (“Merchant Services Agreement”) to provide credit and debit card processing services for merchants solicited by an independent sales organization (“ISO”) and nonbank merchant card processor. The Merchant Services Agreement is described in detail under Merchant Credit Card Processing Services in the company’s 2002 Annual report on Form 10-K. As previously reported, the 2001 renewal of the contract with our ISO represented a significant reduction to the earnings on this business segment. The Company is no longer accepting new merchant activity from the ISO and the segment is no longer managed separately from the local merchant activity of the Bank. Due to these changes, the Company no longer considers merchant credit card activity to be a segment.

During the first quarter of 2003, the Company, through its RBC Mortgage Services subsidiary, has entered into an affiliated business arrangement with another entity to provide mortgage loans to customers of Redding Bank of Commerce. RBC Mortgage Services and its affiliate provide mortgage brokerage services, and split all earnings, net of operating costs, equally.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

2. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2003 and 2002.

(Amounts in thousands,
except per share data)
	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Basic EPS Calculation:
Numerator (net income)	$885	$847	$1,811	$1,588
Denominator (average common shares outstanding)	2,661	2,682	2,653	2,693
Basic earnings per Share	$0.33	$0.32	$0.68	$0.59
Diluted EPS Calculation:
Numerator (net income)	$885	$847	$1,811	$1,588
Denominator:
Average common shares outstanding	2,661	2,682	2,653	2,693
Options	125	166	122	170

	2,786	2,848	2,775	2,863
Diluted earnings per Share	$0.32	$0.30	$0.65	$0.56

3. Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income
As reported	$885	$847	$1,811	$1,588
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(43)	(38)	(84)
Pro forma net income	$866	$804	$1,773	$1,504

Earnings per share:
Basic — as reported	$0.33	$0.32	$0.68	$0.59

Basic — pro forma	$0.32	$0.30	$0.67	$0.56

Diluted — as reported	$0.32	$0.30	$0.65	$0.56

Diluted — pro forma	$0.32	$0.28	$0.64	$0.53

4. Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Income as reported	$885	$847	$1,811	$1,588
Other comprehensive income net of tax:
Unrealized holding gain on securities available for sale	62	254	67	163
Reclassification adjustment for gain on available for sale securities	(46)	(2)	(60)	(1)

Total other comprehensive income	16	252	7	162
Total comprehensive income	$901	$1,099	$1,818	$1,762

5. Junior Subordinated Debentures (Trust Preferred Securities)

During the first quarter 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Preferred Securities were transferred from the Holding Company to the Bank as surplus capital. The Trust Preferred Securities accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 1.32%. The rate at June 30, 2003 was 4.57%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Preferred Securities is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements

6. Commitments and contingent liabilities

Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2003 are below:

(Dollars in thousands)
2003	$148,800
2004	$297,590
2005	$297,590
2006	$303,180
2007	$303,180
2008	$303,180
Thereafter	$831,780

Total	$2,485,300

Legal Proceedings — The Company and its subsidiaries are involved in various legal actions arising in the ordinary course of business. These matters have a high degree of uncertainty associated with them. There can be no assurances that all matters that may be brought against the Company are known to us at any point of time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements and risk factors

This discussion and information in the accompanying financial statements contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company’s ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company’s cost of funds and return on assets. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to June 30, 2003. Also discussed are significant trends and changes in the Company’s results of operations for the three and six-months ended June 30, 2003, compared to the same period in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

Overview

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

On January 2, 2003, Redding Service Corporation, a wholly-owned subsidiary of the FHC, changed its name to RBC Mortgage Services, an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products and manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. RBC Mortgage Services in turn provides office space, equipment and marketing support for the mortgage brokerage services. RBC Mortgage Services, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Earnings from the mortgage brokerage services, net of operating costs, are split 50% RBC Mortgage Services, 50% BWC Mortgage Services.

Before the formation of the subsidiary, mortgage-banking services were performed as a department of the Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s principal source of income is dividends from its subsidiaries. The Company conducts its corporate business operations at the administrative office of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California. The Company considers Upstate California to be the major market area of the Bank. The three Internet addresses of the Company are reddingbankofcommerce.com, rosevillebankofcommerce.com, and rbcmortgageservices.com.

The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates four full service branches. The Company established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Company relocated the loan production office to 2400 Professional Drive in Roseville, California.

On March 1, 1994, the Bank received a certificate of authority to open a second full-service branch at 1951 Churn Creek Road in Redding, California. On June 30, 2000, the Bank received a certificate of authority to convert the loan production office in Roseville to a full service banking facility under the name Roseville Bank of Commerce, a division of Redding Bank of Commerce. On June 15, 2001, the Bank acquired the deposit liabilities of FirstPlus Bank at Citrus Heights, California and renamed the facility Roseville Bank of Commerce at Sunrise, a division of Redding Bank of Commerce. On February 22, 2002, the Roseville Bank of Commerce at Eureka Road, a division of Redding Bank of Commerce, relocated to its permanent location at 1504 Eureka Road, Suite 100, Roseville, California.

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

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “— Risk Factors That May Affect Results — Dependence on Real Estate.” A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans.

The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and model strategies to meet or exceed such goals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Sources of Income

The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The income of the Bank depends to a great extent on net interest income. These interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Bank’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Bank is considered asset sensitive. As a result, the Company is adversely affected by declining interest rates.

Financial Highlights — Results of Operations

Net income for the second quarter of 2003 totaled $885,000 an increase of 4.5% from the $847,000 reported for the same quarterly period of 2002. On the same basis, diluted earnings per common share for the second quarter of 2003 were $0.32, compared to $0.30 for the same period of 2002, a 6.7% increase. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2003 were 0.95% and 12.01%, respectively, compared with 1.05% and 12.94%, respectively, for the second quarter of 2002.

Net income for the six-month period ended June 30, 2003 totaled $1,811,000, an increase of 14.0% over net income reported for the same six-month period ended June 30, 2002. On the same basis, diluted earnings per common share for the six-months ended June 30, 2003 was $0.65, compared to $0.56 for the same six-month period in 2002, a 16.0% increase. ROA was 0.97% and ROE was 11.84% for the first six-months of 2003 compared with 1.21% and 11.29%, respectively, for the same six-month period of 2002.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2003 was $3.6 million compared with $3.0 million for the same period in 2002 an increase of 17.3%. Net interest income for the six-months ended June 30, 2003 was $7.0 million compared with $5.7 million for the same six-month period in 2002, an increase of 24.4%.

Average earning assets for the six-months ended 6/30/03 increased $56.3 million or 19.7% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $52.8 million or 22.5% on average compared with the prior year period. Average securities increased $3.5 million or 6.8% over the prior period. Overall, the yield on earning assets decreased to 5.54% for the six-month period compared to 6.10% for the same period in the prior year, primarily due to declining interest rates. The decline was due to variable loan repricing as well as new loan production at lower rates in the first six-months of 2003 compared with the same six-month period of 2002.

Average interest-bearing liabilities for the six-months ended 6/30/03 increased $41.1 million or 17.1% compared with the prior year period. Of this increase, $25.5 million was in core deposit growth (interest-bearing demand and savings accounts), generally the least expensive deposit categories. Federal Home Loan Bank borrowings increased $16.4 million compared with the prior year period. The Company is using the Federal Home Loan Bank borrowings to supplement loan growth and to leverage into securities to improve the spread in the margin. Borrowings are repaid as core deposit growth increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The overall cost of interest-bearing liabilities for the first six-months 2003 was 1.74% compared with 2.55% for the first six-months of 2002, a 31.8% decrease. The decrease was primarily a result of decreases in rates paid on time deposits and low cost short-term borrowings. As time deposits and borrowings matured during the period, the Company was able to roll these investments over at lower rates.

The net effect of the changes discussed above resulted in an increase of $1.4 million or 25.0% in net interest income for the six-month period ended June 30, 2003 from the same period in 2002. Net interest margin increased 15 basis points to 4.11% from 3.96% for the same period a year ago.

Liquidity

The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of our customers, withdrawals of our depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.

The Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks and federal funds sold, asset liquidity is supported by debt securities in the available for sale security portfolio and wholesale lines of credit with the Federal Home Loan Bank and borrowing lines with other financial institutions. Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds.

The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2003, the Company had overnight investments of $13.0 million and available lines of credit of at the Federal Home Loan bank of approximately $79.0 million, and a federal funds borrowing line with a correspondent of $10.0 million.

To accommodate future growth and business needs, the Bank develops an annual capital expenditure budget during strategic planning sessions. Capital expenditures for 2003 are expected to be about $700,000 for additional software and routine replacement of furniture and equipment. Approximately $475,000 has been spent through June 30, 2003. The Company expects that the earnings of the Bank, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2003.

Capital Management

The Company uses capital to fund organic growth, pay dividends and repurchase its shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. The Company’s potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust preferred securities.

Total shareholder equity increased from December 31, 2002 by $2.1 million to $29.8 million at June 30, 2003. The increase was a result of earnings of $1.8 million, $192,872 from exercises of stock options, including tax benefits, and an increase in accumulated other comprehensive income of $8,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Short term borrowings

The Bank actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2003, all of the bank’s FHLB advances were fixed rate, fixed term borrowings without call or put option features.

At June 30, 2003, the Bank had $13 million in FHLB short-term advances outstanding at an average rate of 1.63% compared to $0 at June 30, 2002.

Provision for loan losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses as discussed under “Asset Quality” and “Allowance for Loan Losses (ALL)” in this document.

During the first quarter 2003, one loan relationship became 90 days past due for interest payments. During the second quarter 2003, management performed an impairment evaluation of the credit relationship and a specific reserve was established for contingencies. Interest payments were brought current. The credit in question totaled $2.9 million at June 30, 2003 and is fully collateralized. The Bank expects to collect all principal and interest due. The Bank has seven other loans to this borrower totaling approximately $1.9 million. These loans are performing in accordance with their original terms, are fully collateralized and the Bank expects to collect all principal and interest due. However, in accordance with its policy, the Bank has classified all eight loans to this borrower and its affiliates.

Provision for loan losses of $375,000 were provided for the six-months ended June 30, 2003 compared with $190,000 for the same period of 2002. Redding Bancorp’s allowance for loan losses was 1.44% of total loans at June 30, 2003 and 1.31% at June 30, 2002, while its ratio of non-performing assets to total assets was 0.77% at June 30, 2003, compared to 0.0% at June 30, 2002. Year-to-date net charge-offs of $0 compare favorably to net charge-offs of $11,000 in the same period last year.

Factors that may affect future results

As a financial services company, our earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and our military conflicts including the aftermath of the war with Iraq, could impact business conditions in the United States.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which impact our net interest margin, and can materially affect the value of financial instruments we hold. Its policies can also affect our borrowers, potentially increasing the risk of failure to repay their loans. Changes in Federal Reserve Board policies are beyond our control and hard to predict or anticipate.

We operate in a highly competitive industry that could become even more competitive because of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge creating a financial holding company that can offer virtually any type of financial service, including banking, securities underwriting, insurance (agency and underwriting) and merchant banking. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2002 Form 10-K.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from fee-based products and services. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people can be intense.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2002 Form 10-K.

Specific Risks to operations in California

Our operations are located entirely in California, which in recent years has experienced economic disruptions that are unique to the state. At the time this report is being prepared, the state legislature has approved a compromised budget for the 2003-04 fiscal year. The compromise does not cut spending nor raise revenues sufficiently to balance the budget, but defers to borrowing to carry the deficit over. We can offer no assurances that the critical impact of the California economic crisis will not have a material adverse affect on our customer’s or on our business, financial condition and results of operations.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2002 Annual report on Form 10-K. Not all of significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K require management to make difficult, subjective or complex judgements or estimates.

Preparation of financial statements

The preparation of these financial statements requires management to make estimates and judgements that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances.

Use of estimates

These estimates result in judgements regarding the carrying values of assets and liabilities when these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of contingencies and commitments. Actual results may differ from these estimates under different assumptions or conditions.

Generally Accepted Accounting Principles in the United States of America

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K.

The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”) and the Bank’s primary federal regulator, the FDIC. The following is a brief description of our current accounting policies involving significant management judgements.

Allowance for Loan Losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. . The adequacy of the reserve is monitored on an on-going basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

The calculation of the allowance for loan losses is by nature inexact, as the allowance represents Management’s best estimate of the loan losses inherent in the Company’s credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

Revenue recognition

The Company’s primary sources of revenue are interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Fixed Assets

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

Stock-based Compensation

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

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with FAS No. 123 would have been $38,000 and $84,000 for the six-months ended June 30, 2003 and 2002, respectively. There would have been $0.01 per share decrease in diluted earnings per share in 2003 and $0.03 per share decrease in 2002.

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

Income Taxes

The Company accounts for income taxes under the asset liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2002 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid (Unaudited, Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2003			June 30, 2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets
Portfolio Loans	$287,594	$8,913	6.20%	$234,829	$7,863	6.70%
Tax-exempt Securities	1,517	32	4.22%	3,898	81	4.16%
US Government Securities	32,897	429	2.61%	32,886	619	3.76%
Federal Funds Sold	20,438	120	1.17%	13,318	111	1.67%
Other Securities	0	0	0.00%	1,247	50	8.02%

Average Earning Assets	$342,446	$9,494	5.54%	$286,178	$8,724	6.10%

Cash & Due From Banks	$20,358			$19,224
Bank Premises	5,390			5,378
Allowance for Loan Losses	(3,990)			(3,247)
Other Assets	10,170			8,698

Average Total Assets	$374,374			$316,231

Interest Bearing Liabilities
Demand Interest Bearing	$91,147	$241	0.53%	$74,780	$276	0.74%
Savings Deposits	22,054	71	0.64%	17,823	72	0.81%
Certificates of Deposit	147,612	1,934	2.62%	142,648	2,699	3.78%
Borrowings	20,323	206	2.03%	4,816	17	0.71%

	281,136	$2,452	1.74%	240,067	$3,064	2.55%

Non interest Demand	58,591			46,969
Other Liabilities	4,055			2,890
Shareholder Equity	30,592			26,305

Average Liabilities and Shareholders’ Equity	$374,374			$316,231

Net Interest Income and Net Interest Margin		$7,042	4.11%		$5,660	3.96%

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

Table 2.	Analysis of Changes in Net Interest Income

(Dollars in thousands)	June 30, 2003 over June 30, 2002

	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio Loans	$1,639	$(589)	$1,050
Tax-exempt Securities	(50)	1	(49)
US Government Securities	(8)	(182)	(190)
Federal Funds Sold	42	(33)	9
Other Securities	(41)	25	(16)

Total Increase (Decrease)	$1,582	$(778)	$804

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$44	$(79)	$(35)
Savings Deposits	14	(15)	(1)
Certificates of Deposit	62	(827)	(765)
Borrowings	157	32	189

Total Increase (Decrease)	$277	$(889)	$(612)

Net Increase	$1,305	$111	$1,416

Net interest income was $7.0 million for the first six-months of 2003 compared with $5.7 million for the same period in 2002 (Tables 1 and 2). The primary reason for the increase was an increase in the volume of earning assets. Average earning assets for the first six-months of 2003 were $342.4 million compared with $286.2 million for the same period in 2002, an increase of $56.3 million or 19.7%. Portfolio loans is the single largest component of earning assets and average portfolio loans increased $52.8 million or 22.5% over the same period in 2002.

While the average volume of earning assets increased, the average yield decreased from 6.10% in 2002 to 5.54% in 2003. This decrease was due to asset repricing during a period of declining interest rates. Average interest bearing liabilities also increased during the period, to $281.1 million for the first six-months of 2003 compared with $240.1 million for the same period in 2002, a $41.1 million increase or 17.1%. Similar to earning assets, the cost of interest bearing liabilities decreased from 2.55% in 2002 to 1.74% in 2003.

The decrease in the cost of interest bearing liabilities was due to repricing of interest bearing checking and savings accounts as well as the rollover of maturing certificates of deposits at lower rates. As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 0.15% to 4.11% for the six-months ended June 30, 2003 compared with the same period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-interest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Service charges on deposit accounts	$88	$76	$156	$148
Payroll and benefit processing fees	82	73	166	147
Earnings on cash surrender value - Bank owned insurance	60	62	119	123
Net gain on sale of securities available for sale	53	3	76	2
Merchant credit card service income, net	100	102	195	209
Mortgage brokerage fee income	59	24	112	66
Other Income	167	118	279	206

Total Non-interest income	$609	$458	$1,103	$901

Non-interest income increased $151,000 or 33.0% for the quarter ended June 30, 2003 over June 30, 2002. Service charges on deposit accounts increased due to growth in core deposits. Other income increased $49,000 or 41.5% for the quarter ended June 30, 2003 over June 30, 2002 primarily due to the addition of contract core item processing. Gains on available for sale securities sold during the quarter increased by $50,000 over the same quarterly period a year ago. Mortgage brokerage fee income increased by 145.8% or $35,000 for the quarter ended June 30, 2003 over June 30, 2002. Increases are attributed to the rising volumes of refinance and new purchase mortgages being processed through RBC Mortgage Services.

Non-interest income increased by $202,000 or 22.4% for the six-month period ended June 30, 2003 over the same six-month period in 2002. Gains in other income are attributed to the core item processing agreement in which the Bank is paid a fee for data processing services supplied to another independent bank. Approximately $5.0 million in Mortgage-backed securities were sold during the period due to accelerating prepayment speeds. Gains on securities sold were $76,000 for the first six-months of June 2003 compared with $2,000 in the first six-months of 2002. Mortgage brokerage fee income increased by 69.7% or $46,000 over the same six-month period a year ago. Increases in mortgage brokerage fee income are attributed to the rising volumes of refinance and new purchase mortgages being processed through RBC Mortgage Services.

Non-interest Expense

	Three Months Ended		Six Months Ended

(Dollars in Thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Non-interest Expense
Salaries and related benefits	$1,355	$1,120	$2,654	$2,142
Occupancy and equipment expense	341	343	713	696
FDIC insurance premium	13	12	25	24
Data processing fees	72	40	89	60
Professional service fees	196	71	388	171
Deferred compensation expense	63	59	124	116
Directors’ expense	58	88	114	148
Other expenses	389	274	696	535

Total non-interest expense	$2,487	$2,007	$4,803	$3,892

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-interest expense for the quarter ended June 30, 2003 was $2.5 million, an increase of $480,000 or 23.9% over the same period a year ago. Salaries and employee benefits increased $235,000 or 21.0% over the same period a year ago. Increases to benefits include a 40.9% increase in group health coverage and a 99.4% increase workers’ compensation insurance expense. Group health and California workers’ compensation insurance increases are reflective of the current economic market for insurance coverage in California.

Professional service expense increased $105,000 or 147.9% for the quarter ended June 30, 2003 over the quarter ended June 30, 2002. Professional service expense consists of assessments, audit expenses, legal expenses and other outside services. Audit expenses increased $106,000 or 150.0% for the quarter ended June 30, 2003 over the prior quarter ended June 30, 2002 because of overall increasing costs for such services. Other outside services increased $54,000 or 131.7% for the quarter ended June 30, 2003 over the quarter ended June 30, 2002 as a result of new consulting contracts intended to provide insight into the Company’s efficiency and technology uses.

Other expenses increased $115,000 or 42.0% for the quarter ended June 30, 2003 over the quarter ended June 30, 2002. Included in other expenses, correspondent service charges increased $44,000. The increase is related to volume increases in check and automated clearinghouse processing fees due for services provided by correspondents. All other expenses show modest increases over prior periods reflective of growth.

Non-interest expense for the six-months ended June 30, 2003 was $4.8 million, an increase of $911,000 or 23.4% over the same six-month period a year ago. Salaries and employee benefits increased $512,000 or 23.9% over the same six-month period a year ago.

Professional service expense increased $217,000 or 126.9% for the six-month period ended June 30, 2003 over the six-month period ended June 30, 2002 relating to increased audit and consulting expenses related to efficiency studies, technology enhancements and increased risk assessments pursuant to the Sarbanes-Oxley Act.

Income Taxes

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)

	Three Months Ended		Six Months Ended

Income Taxes	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Tax provision	$596	$523	$1,156	$891
Effective tax rate	40.2%	38.2%	39.0%	35.9%

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

Income tax expense through the second quarter 2003 was $596,000 as compared to $523,000 for the second quarter period in 2002. The increase in tax expense is attributed to increased revenues and a reduction in tax-exempt income on municipal securities.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	June 30, 2003	December 31, 2002

Commercial and financial	$109,119	$99,084
Real estate-construction	54,836	40,662
Real estate-commercial	124,193	143,336
Installment	652	720
Other loans	580	662
Less:
Net deferred loan fees	(544)	(584)
Allowance for loan losses	(4,168)	(3,793)

Total net loans	$284,668	$280,087

The Company’s practice is to place an asset on nonaccrual status when one of the following events occur: (i) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well secured and in the process of collection). (ii) Management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured.

Net portfolio loans increased $4,581,000 or 1.6% at June 30, 2003 over $280,087,000 at December 31, 2002. The portfolio mix reflects a decrease in commercial real estate reflective of management’s strategy to reduce the dependence on commercial real estate through pay downs. The balance of the portfolio remains relatively consistent with the mix at December 31, 2002, with commercial and financial loans of approximately 38%, real estate construction of 19% and commercial real estate at 44%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $2,959,486 and $6,818 in impaired loans that had impairment allowances of $500,000 and $1,023 as of June 30, 2003 and December 31, 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	June 30, 2003	December 31, 2002

Nonaccrual loans	$2,959	$0
90 days past due and still accruing interest	0	7

	2,959	7
Other Real Estate Owned	0	338

Total non performing assets	$2,959	$345

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

Similarly, the adequacy of the ALL and the level of the related provision for possible loan losses is determined on a judgment basis by management based on consideration of (i) economic conditions, (ii) borrowers’ financial condition, (iii) loan impairment, (iv) evaluation of industry trends, (v) industry and other concentrations, (vi) loans which are contractually current as to payment terms but demonstrate a higher degree of risk as identified by management, (vii) continuing evaluation of the performing loan portfolio, (viii) monthly review and evaluation of problem loans identified as having loss potential, (ix) monthly review by the Board of Directors, and (x) assessments by regulators and other third parties. Management and the Board of Directors evaluate the allowance and determine its desired level considering objective and subjective measures, such as knowledge of the borrowers’ business, valuation of collateral, the determination of impaired loans and exposure to potential losses.

The ALL is a general reserve available against the total loan portfolio. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s ALL. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

The adequacy of the ALL is calculated using three components. First is the dollar weighted risk rating of the loan portfolio, including all outstanding loans and leases and commitments to lend. Every extension of credit is assigned a risk rating based upon a comprehensive definition intended to measure the inherent risk of lending money. Each rating has an assigned risk factor expressed as a reserve percentage. In determining the assigned risk (reserve) percentage management takes into account the five-year historical loss record of the bank, the current portfolio mix, growth rates, and loan concentrations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Allowance for Loan Losses	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Beginning balance for Loan Losses	$3,963	$3,232	$3,793	$3,180
Provision for Loan Losses	200	125	375	190
Charge offs:
Commercial	(0)	(3)	(7)	(3)
Real Estate	(0)	(0)	0	(18)
Other	(0)	(0)	0	(0)

Total Charge offs	(0)	(3)	(7)	(21)
Recoveries:
Commercial	5	5	7	10
Real Estate	0	0	0	0

Total Recoveries	5	5	7	10
Ending Balance	$4,168	$3,359	$4.168	$3,159
ALL to total loans	1.44%	1.31%	1.44%	1.31%
Net Charge offs to average loans	0.00%	0.01%	0.00%	0.01%

Securities Portfolio

Total available-for-sale securities increased $11.2 million or 34.6% for the six-months of 2003. Purchases were primarily in the U.S. Government sector with a moderate increase in tax-exempt municipal purchases.

Approximately $8.6 million in available-for-sale securities were sold during the period posting a gain on sale of $76,000. The sale occurred to balance accelerated prepayment risk in the U.S. Government portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company considers interest rate, credit and operation risk as the most significant risks affecting the Company. Other types of market risk, such as foreign exchange risk and commodity price risk, do not affect the Company in the normal course of operations.

Fluctuation in interest rates will ultimately affect both the level of interest income and interest expense recorded as revenue. The fundamental objective of the Company’s management of its assets and liabilities is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company’s management.

To estimate the effect of interest rate shock on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income.

At June 30, 2003, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $460,000 and $903,000, respectively. (A similar and opposite result attributable to a 100 basis point increase in the federal funds rate.) At December 31, 2002, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $769,000 and $1,538,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

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

N/A

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

The Annual Shareholder meeting of the Registrant was held on May 20, 2003.

2,125,403 shares or 80% of the outstanding voting stock was available for quorum.

2,095,835 or 78.9% voted for the amendment of the corporate bylaws to expand the director seats from no less than seven (7) and no more than eleven (11).

2,125,403 or 80% of the shares voted for all ten of the directors presented in the proxy. No shares voted against and 529,063 shares were not voted.

Ratification of the appointment of Deloitte & Touche as independent auditors of the company passed with a majority in favor with 79% of outstanding shares.

Item 5. Other Information

N/A

Item 6A. Exhibits

(31)  Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

(32)  Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

Item 6B. Reports on Form 8-K

Form 8-K dated April 24, 2003 announcing 1st Quarter earnings.

Form 8-K dated August 5, 2003 announcing 2nd Quarter earnings.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date:	August 5, 2003	/s/ Linda J. Miles Linda J. Miles Executive Vice President & Chief Financial Officer