Form 10-Q
period 2003-09-30
REDDING BANCORP
filed 2003-11-13
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [   ] No [X]

Outstanding shares of Common Stock, no par value, as of October 31, 2003: 2,708,058

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Sources of Income
Financial Highlights - Results of Operations
Net Interest Income and Net Interest Margin
Liquidity
Capital Management
Short Term Borrowings
Provision for Loan Losses
Factors that may affect future results
Specific risks to operations in California
Critical Accounting Policies
Average Balances, Interest Income/Expense and Yields/Rates Paid
Analysis of Changes in Net Interest Income and Interest Expense
Noninterest Income
Noninterest Expense
Income Taxes
Asset Quality
Allowance for Loan Losses (ALL)
Securities Portfolio
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II. Other Information
Item 1. Legal proceedings
Item 2. Changes in securities and use of proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other Information
Item 6A. Exhibits
Item 6B. Reports on Form 8-K
SIGNATURES
Exhibit 31
Exhibit 32

REDDING BANCORP & SUBSIDIARIES

Index to Form 10-Q

		Page:
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2003, December 31, 2002 and September 30, 2002	3
	Condensed Consolidated Statements of Income Three and nine months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Overview	11
	Sources of Income	13
	Financial Highlights	13
	Net Interest Income and Net Interest Margin	13
	Liquidity	14
	Capital Management	14
	Short term borrowings	15
	Provision for loan losses	15
	Factors that may affect future results	15
	Specific risks to operations in California	16
	Critical accounting policies	17
	Average balances, Interest Income/Expense and yields/rates paid	19
	Analysis of changes in net interest income and interest expense	20
	Noninterest Income	21
	Noninterest Expense	21
	Income taxes	22
	Asset quality	23
	Allowance for loan losses (ALL)	24
	Securities portfolio	26
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1.	Legal proceedings	29
Item 2.	Changes in Securities and use of proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Report on Form 8-K	29
SIGNATURES		29
EXHIBITS		30, 31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDDING BANCORP & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002
Dollars in thousands
ASSETS
Cash and due from banks	$25,315	$23,832	$18,315
Federal funds sold and securities purchased under agreements to resell	23,380	10,760	25,190

Cash and cash equivalents	48,695	34,592	43,505
Securities available-for-sale (including pledged collateral of $13,000 at September 30, 2003 and $13,833 at December 31, 2002)	64,238	32,328	52,584
Securities held-to-maturity, at cost (estimated fair value of $1,715 at Sept. 30, 2003, $2,561 at Dec. 31, 2002 and $2,898 at Sept. 30, 2002)	1,619	2,405	2,722
Loans, net of the allowance for loan losses of $3,965 at Sept. 30, 2003, $3,566 at Dec. 31, 2002 and $3,225 at Sept. 30, 2002	278,028	280,314	270,738
Premises and equipment, net	5,652	5,366	5,402
Other assets	10,635	12,656	10,075

TOTAL ASSETS	$408,867	$367,661	$385,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$73,228	$55,170	$52,784
Demand - interest bearing	101,778	88,251	89,855
Savings	22,230	20,797	20,918
Certificates of deposit	144,627	150,229	155,544

Total deposits	341,863	314,447	319,101
Securities sold under agreements to repurchase	5,498	3,704	4,665
Federal Home Loan Bank borrowings	20,000	18,000	28,000
Other liabilities	7,301	3,843	4,484
Guaranteed Preferred Beneficial Interests in Company’s
Junior Subordinated Debentures (Trust Preferred Securities)	5,000	0	0

Total Liabilities	379,662	339,994	356,250
Commitments and contingencies (note 6)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2003 and 2002	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 2,708,058 shares issued and outstanding at Sept. 30, 2003, 2,641,536 at Dec. 31, 2002 and 2,648,122 at Sept. 30, 2002	8,952	8,715	8,720
Retained earnings	20,681	18,814	19,727
Accumulated other comprehensive income (loss), net of tax	(428)	138	329

Total stockholders’ equity	29,205	27,667	28,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,867	$367,661	$385,026

See accompanying notes to condensed consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and nine months ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Dollars in thousands, except for per share data
Interest income:
Interest and fees on loans	$4,399	$4,418	$13,312	$12,281
Interest on tax exempt securities	52	32	84	113
Interest on U.S. government securities	354	306	783	925
Interest on federal funds sold and securities purchased under agreements to resell	42	57	162	168
Interest on other securities	2	22	2	56

Total interest income	4,849	4,835	14,343	13,543

Interest expense:
Interest on demand deposits	110	170	351	446
Interest on savings deposits	31	34	102	106
Interest on time deposits	864	1,207	2,798	3,906
Securities sold under agreements to repurchase	4	5	10	17
Interest on other borrowings	106	55	306	60

Total interest expense	1,115	1,471	3,567	4,535

Net interest income	3,734	3,364	10,776	9,008
Provision for loan losses	40	105	415	295

Net interest income after provision for loan losses	3,694	3,259	10,361	8,713

Noninterest income:
Service charges on deposit accounts	94	69	250	217
Payroll and benefit processing fees	79	73	245	220
Earnings on cash surrender value - Bank owned life insurance	57	62	176	185
Net gain on sale of securities available for sale	12	123	88	125
Net gain on sale of loans	25	0	99	31
Merchant credit card service income, net	112	108	307	317
Mortgage brokerage fee income	112	73	224	97
Other income	93	57	298	290

Total noninterest income	584	565	1,687	1,482

Noninterest expense:
Salaries and related benefits	1,409	1,282	4,063	3,424
Occupancy and equipment expense	374	377	1,087	1,073
FDIC insurance premium	12	12	37	36
Data processing fees	52	27	141	69
Professional service fees	161	105	549	235
Deferred compensation expense	65	46	189	177
Directors’ expense	68	46	182	194
Stationery and supplies	58	46	178	171
Other expenses	260	287	836	741

Total noninterest expense	2,459	2,228	7,262	6,120

Income before income taxes	1,819	1,596	4,786	4,075
Provision for income taxes	565	483	1,721	1,374

Net income	$1,254	$1,113	$3,065	$2,701

Basic earnings per share	$0.46	$0.42	$1.15	$1.01
Weighted average shares - basic	2,697	2,657	2,667	2,681
Diluted earnings per share	$0.45	$0.39	$1.11	$0.95
Weighted average shares - diluted	2,810	2,832	2,761	2,858

See accompanying notes to condensed consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2003 and 2002

	Sept 30, 2003	Sept 30, 2002
Dollars in thousands
Cash flows from operating activities:
Net income	$3,065	$2,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	415	295
Provision for depreciation and amortization	425	462
Compensation expense associated with stock options	17	50
Gain on sale of securities available for sale	(88)	(125)
Amortization of investment premiums and accretion of discounts, net	307	605
Gain on sale of loans	(99)	(128)
Proceeds from sale of loans	1,419	4,327
Loans originated for sale	(1,093)	(4,183)
Effect of changes in:
Other assets	2,020	603
Deferred loan fees	(35)	190
Other liabilities	3,775	773

Net cash provided by operating activities	10,128	5,570

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	14,713	12,247
Proceeds from sales of available-for-sale securities	15,244	22,021
Proceeds from maturities of held-to-maturity securities	796	0
Purchases of available-for-sale securities	(62,979)	(44,700)
Loan origination, net of principal repayments	1,679	(54,063)
Net purchases of premises and equipment	(710)	(526)

Net cash used in investing activities	(31,257)	(65,021)
Cash flows from financing activities:
Net increase in deposits	27,416	37,666
Net increase (decrease) in securities sold under agreement to repurchase	1,793	(2,115)
Proceeds from Federal Home Loan Bank advances	35,000	28,000
Repayments of Federal Home Loan Bank advances	(33,000)	0
Proceeds from issuance of Trust Preferred Securities	5,000	0
Common stock transactions, net	(977)	(1,553)

Net cash provided by financing activities	35,232	61,998
Net increase in cash and cash equivalents	14,103	2,547
Cash and cash equivalents, beginning of period	34,592	40,958

Cash and cash equivalents, end of period	$48,695	$43,505

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,752	$1,130
Interest	3,505	4,439

See accompanying notes to condensed consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Redding Bancorp (the “Holding Company”) and its subsidiaries Redding Bank of Commerce (“RBC” or the “Bank”) RBC Mortgage Services and RBC Trust (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redding Bancorp’s 2002 Annual Report to Shareholders. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The results of operations and cash flows for the 2003 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

From 1999 through 2002, merchant credit card services were considered a segment of the Company for reporting purposes. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank’s agreement (“Merchant Services Agreement”) to provide credit and debit card processing services for merchants solicited by an independent sales organization (“ISO”) and nonbank merchant card processor. The Merchant Services Agreement is described in detail under Merchant Credit Card Processing Services in the Company’s 2002 Annual Report on Form 10-K. As previously reported, the 2001 renewal of the contract with our ISO represented a significant reduction to the earnings on this business segment. The Company is no longer accepting new merchant activity from the ISO and the segment is no longer managed separately from the local merchant activity of the Bank. Due to these changes, the Company no longer considers merchant credit card activity to be a business segment.

During the first quarter of 2003, the Company, through its RBC Mortgage Services subsidiary, has entered into an affiliated business arrangement with another entity to provide mortgage loans to customers of Redding Bank of Commerce, and Roseville Bank of Commerce, a division of Redding Bank of Commerce. RBC Mortgage Services and its affiliate provide mortgage brokerage services, and split all earnings, net of operating costs, equally. Before the formation of the subsidiary, mortgage banking services were performed as a department of the Bank.

2.	Recent Accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. On October 9, 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6 deferring the effective date for applying the provisions of FIN 46. The Company need not apply the provisions of FIN 46 to an interest held in a variable interest entity created before February 1, 2003 until December 31, 2003. As of September 30, 2003, the Company does not believe it has any VIE’s for which this interpretation would require consolidation. Additionally, under FIN 46, the Company’s subsidiary, which issued trust preferred securities, has not been deconsolidated awaiting further guidance from the FASB.

In July 2003, the Federal Reserve issued Supervisory Letter SR 03-13 addressing recent accounting interpretation guidance issued by the FASB regarding the consolidation of special purpose entities formed for the issuance of trust preferred securities. This specific issue raised by the new FASB interpretive guidance is whether or not the special purpose entities formed for the issuance of trust preferred securities qualify for consolidation under FIN 46. The Company currently has one such entity that is consolidated and included in the balance sheet as a liability described as “Guaranteed Preferential Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)”. One of the concerns raised regarding the potential deconsolidation of trust preferred special purpose entities is whether the current treatment of qualifying amounts of trust preferred securities as Tier 1 capital will change. Supervisory Letter SR 03-13 instructs bank holding companies to continue to report trust preferred securities in the same manner on periodic reports to the Federal Reserve (as a minority interest in consolidated subsidiaries) and to include, subject to limitation, trust preferred securities as Tier 1 capital until otherwise instructed.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how the Company should classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments beginning after June 15, 2003. The new standards for the classification and measurement of financial instruments should be applied retroactively. Any gain or loss resulting from the implementation of SFAS No. 150 will be reported as a cumulative effect of a change in accounting principle. Management believes that adoption of the standards of this Statement has no impact on the Company’s financial position or results of operations.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3.	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are considered to be common stock equivalents. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2003 and 2002.

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Basic EPS calculation:
Numerator (net income)	$1,254	$1,113	$3,065	$2,701
Denominator (average common shares outstanding)	2,697	2,657	2,667	2,681
Basic EPS	$0.46	$0.42	$1.15	$1.01
Diluted EPS calculation:
Numerator (net income)	$1,254	$1,113	$3,065	$2,701
Denominator:
Average common shares outstanding	2,697	2,657	2,667	2,681
Dilutive effect of stock options	113	175	94	177

Adjusted weighted average common shares outstanding	2,810	2,832	2,761	2,858
Diluted EPS	$0.45	$0.39	$1.11	$0.95

4.	Stock Option Plans

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Net income before option expense	$1,260	$1,130	$3,082	$2,751
less compensation expense associated with stock options	(6)	(17)	(17)	(50)

Net income as reported	1,254	1,113	3,065	2,701
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(42)	(57)	(126)
Pro forma net income	$1,235	$1,071	$3,008	$2,575

Earnings per share:
Basic - as reported	$0.46	$0.42	$1.15	$1.01

Basic - pro forma	$0.46	$0.40	$1.13	$0.96

Diluted - as reported	$0.45	$0.39	$1.11	$0.95

Diluted - pro forma	$0.42	$0.38	$1.09	$0.90

5.	Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

(Dollars in thousands)	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Net income as reported	$1,254	$1,113	$3,065	$2,701
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale	(530)	261	(463)	420
Reclassification adjustment for gain on available for sale securities, net of tax	(35)	(86)	(95)	(83)

Total other comprehensive (loss) income	(565)	175	(558)	337

Total comprehensive income	$689	$1,288	$2,507	$3,038

6.	Junior Subordinated Debentures (Trust Preferred Securities)

During the first quarter 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Preferred Securities were transferred from the Holding Company to the Bank as surplus capital. The Trust Preferred Securities accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2003 was 4.41%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Preferred Securities is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.	Commitments and Contingent Liabilities

            Lease Commitments - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2003 are below:

(Dollars in thousands)

2003	$75
2004	$298
2005	$298
2006	$303
2007	$303
2008	$303
Thereafter	$832

Total	$2,412

            Legal Proceedings - The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, currently pending will not have a material adverse affect on the Company’s financial position or results of operations.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to September 30, 2003. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine-months ended September 30, 2003, compared to the same period in 2002. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

Overview

Redding Bancorp (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for the subsidiaries, Redding Bank of Commerce, RBC Mortgage Services, a California corporation (formerly Redding Service Corporation), RBC Trust (collectively the “Company”) and for other banking or banking-related subsidiaries that the Holding Company may establish or acquire.

On January 2, 2003, Redding Service Corporation, a wholly-owned subsidiary of the Holding Company, changed its name to RBC Mortgage Services, an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products and manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. RBC Mortgage Services in turn provides office space, equipment and marketing support for the mortgage brokerage services. RBC Mortgage Services, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Earnings from the mortgage brokerage services, net of operating costs, are split equally between RBC Mortgage Services and BWC Mortgage Services. Before the formation of the subsidiary, mortgage banking services were performed as a department of the Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Holding Company’s principal source of income is dividends from its subsidiaries. The Holding Company conducts its corporate business operations at the administrative office of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California. The Company considers Upstate California to be the major market area of the Bank. The three Internet addresses of the Company are reddingbankofcommerce.com, rosevillebankofcommerce.com, and rbcmortgageservices.com.

The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates four full service branches. The Bank established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Bank relocated the loan production office to 2400 Professional Drive in Roseville, California.

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

The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, real estate, construction, and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2002 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sources of Income

The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The income of the Company depends to a great extent on net interest income. These interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Company’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Company is considered asset sensitive. As a result, the Company is adversely affected by declining interest rates.

Financial Highlights - Results of Operations

Net income for the third quarter of 2003 totaled $1,254,000 an increase of 12.7% from the $1,113,000 reported for the same quarterly period of 2002. On the same basis, diluted earnings per common share for the third quarter of 2003 were $0.45, compared to $0.39 for the same period of 2002, a 15.4% increase. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2003 were 1.29% and 14.51%, respectively, compared with 1.28% and 16.43%, respectively, for the third quarter of 2002.

Net income for the nine-month period ended September 30, 2003 totaled $3,065,000, an increase of 13.5% over net income reported for the same nine-month period ended September 30, 2002. On the same basis, diluted earnings per common share for the nine-months ended September 30, 2003 was $1.11, compared to $0.95 for the same nine-month period in 2002, a 16.9% increase. ROA was 1.08% and ROE was 12.80% for the first nine-months of 2003 compared with 1.10% and 13.55%, respectively, for the same nine-month period of 2002.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2003 was $3.7 million compared with $3.4 million for the same period in 2002 an increase of 11.0%. Net interest income for the nine-months ended September 30, 2003 was $10.8 million compared with $9.0 million for the same nine-month period in 2002, an increase of 19.6%.

Average earning assets for the nine-months ended September 30, 2003 increased $50.5 million or 17.0% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $42.0 million or 17.2% on average compared with the prior year period. Average securities increased $8.5 million or 16.6% over the prior nine-month period. Overall, the yield on earning assets decreased to 5.52% for the nine-month period compared to 6.11% for the same period in the prior year, primarily due to declining interest rates. The decline was due to variable loan repricing as well as new loan production at lower rates in the first nine-months of 2003 compared with the same nine-month period of 2002.

Average interest-bearing liabilities for the nine-months ended September 30, 2003 increased $33.8 million or 13.6% compared with the prior year period. Of this increase, $19.4 million was in core deposit growth (interest-bearing demand and savings accounts), generally the least expensive deposit categories. Federal Home Loan Bank borrowings increased $10.2 million compared with the prior year period. The Company is using short-term Federal Home Loan Bank borrowings to supplement loan growth and to leverage into securities to improve the spread in the margin. Borrowings are repaid as core deposit growth increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The overall cost of interest-bearing liabilities for the first nine-months 2003 was 1.69% compared with 2.44% for the first nine-months of 2002, a 21.3% decrease. The decrease was primarily a result of decreases in rates paid on time deposits and low cost short-term borrowings. As time deposits and borrowings matured during the period, the Company was able to roll these investments over at lower rates. The net effect of the changes discussed above resulted in an increase of $1.8 million or 19.7% in net interest income for the nine-month period ended September 30, 2003 from the same period in 2002. Net interest margin increased 9 basis points to 4.15% from 4.06% for the same period a year ago.

Liquidity

The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of its customers, withdrawals of its depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.

The Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under agreements to resell, asset liquidity is supported by debt securities in the available-for-sale securities portfolio and wholesale lines of credit with the Federal Home Loan Bank and borrowing lines with other financial institutions. Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. Management monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and securities, the Company has the ability to sell securities under agreements to repurchase, obtain Federal Home Loan Bank advances or purchase overnight Federal Funds.

The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2003, the Company had overnight investments of $23.4 million and available lines of credit of at the Federal Home Loan bank of approximately $76.6 million, and a Federal Funds borrowing line with a correspondent of $10.0 million.

To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. Capital expenditures for 2003 are expected to be about $746,000 for additional software and routine replacement of furniture and equipment. Approximately $710,000 has been spent through September 30, 2003, slightly over projections due to rescheduling 2004 installations into 2003. The Company expects that the earnings of the Bank, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2003.

Capital Management

The Company uses capital to fund organic growth, pay dividends and repurchase its shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. The Company’s potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust preferred securities. During the third quarter, a cash dividend of $0.65 per share was declared to shareholders of record as of October 1, 2003 due and payable on October 22, 2003.

Total stockholders’ equity increased from December 31, 2002 by $1.5 million to $29.2 million at September 30, 2003. The increase was a result of earnings of $3.1 million, $799,985 from exercises of stock options, including tax benefits, a dividend declaration of $1.7 million and a decrease in accumulated other comprehensive income (loss) of $566,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Short Term Borrowings

The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2003, all of the Company’s FHLB advances were fixed rate, fixed term borrowings without call or put option features.

During the nine months ended September 30, 2003 and the nine months ended September 30, 2002, the average balance of short-term FHLB advances was $15.1 million and $4.1 million, respectively, and the average interest rates during those periods were 1.17% and 1.29% respectively. The maximum outstanding at any month-end during the nine months ended September 30, 2003 and the year ended December 31, 2002 was $28.0 million. The FHLB advances are collateralized by loans and securities pledged to the FHLB.

Provision for Loan Losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses as discussed under “Asset Quality” and “Allowance for Loan Losses (ALL)” in this document.

During the first quarter 2003, one loan relationship became 90 days past due for interest payments. During the third quarter 2003, management began an impairment evaluation of the credit relationship and a specific reserve was established. Interest payments were brought current by the borrower. The credit in question totaled $2.9 million at September 30, 2003 and is collateralized by equipment and real estate. The Company has seven other loans to this borrower totaling approximately $1.6 million. These loans are performing in accordance with their original terms, are fully collateralized and the Company expects to collect all principal and interest due. However, in accordance with its policy, the Company has classified all seven loans to this borrower and its affiliates.

Provision for loan losses of $415,000 were provided for the nine-months ended September 30, 2003 compared with $295,000 for the same period of 2002. The Company’s allowance for loan losses was 1.41% of total loans at September 30, 2003 and 1.18% at September 30, 2002, while its ratio of non-performing assets to total assets was 0.89% at September 30, 2003, compared to 0.09% at September 30, 2002. Year-to-date net recoveries of $1,000 compare favorably to net charge-offs of $10,000 in the same period last year.

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

The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2002 Annual Report on Form 10-K.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2002 Annual Report on Form 10-K.

Specific risks to operations in California

Our operations are located entirely in California, which in recent years has experienced economic disruptions that are unique to the state. The state legislature has approved a compromised budget for the 2003-04 fiscal year. The compromise does not cut spending nor raise revenues sufficiently to balance the budget, but defers to borrowing to carry the deficit over. At the time this report is being prepared, the current governor of California has been recalled and a new governor elected on October 7, 2003. We can offer no assurances that the critical impact of the California economic and leadership crisis will not have a material adverse effect on our customer’s or on our business, financial condition and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2002 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K require management to make difficult, subjective or complex judgements or estimates.

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

Accounting Principles Generally Accepted in the United States of America

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K.

The Company follows accounting policies typical to the commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”) and the Bank’s primary federal regulator, the FDIC. The following is a brief description of the Company’s current accounting policies involving significant management judgements.

Allowance for Loan Losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an on-going basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

The calculation of the allowance for loan losses is by nature inexact, as the allowance represents management’s best estimate of the loan losses inherent in the Company’s credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

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

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with SFAS No. 123 would have been $57,000 and $126,000 for the nine-months ended September 30, 2003 and 2002, respectively. There would have been $0.02 per share decrease in diluted earnings per share in 2003 and $0.05 per share decrease in 2002.

The amount of the reduction for the fiscal years 2000 through 2002 is disclosed in Note 12 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2002 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Nine Months			Nine Months
	Ended			Ended
	Sept. 30, 2003			Sept. 30, 2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$286,885	$13,312	6.19%	$244,848	$12,281	6.69%
Tax-exempt Securities	2,974	84	3.77%	3,579	113	4.21%
US Government Securities	36,908	783	2.83%	33,170	925	3.72%
Federal Funds Sold	19,500	162	1.11%	13,353	168	1.68%
Other Securities	79	2	3.38%	883	56	8.46%

Average Earning Assets	$346,346	$14,343	5.52%	$295,833	$13,543	6.11%

Cash & Due From Banks	$21,369			$19,625
Bank Premises	5,479			5,391
Allowance for Loan Losses	(4,049)			(3,302)
Other Assets	9,970			8,983

Average Total Assets	$379,115			$326,530

Interest Bearing Liabilities
Demand Interest Bearing	$92,930	$351	0.50%	$77,753	$446	0.76%
Savings Deposits	22,415	102	0.61%	18,179	106	0.78%
Certificates of Deposit	147,506	2,798	2.53%	143,297	3,906	3.63%
Borrowings	18,866	316	2.23%	8,685	77	1.18%

	281,717	$3,567	1.69%	247,914	$4,535	2.44%

Noninterest bearing demand	61,395			48,791
Other Liabilities	4,070			3,252
Stockholders’ Equity	31,933			26,573

Average Liabilities and Stockholders’ Equity	$379,115			$326,530

Net Interest Income and Net Interest Margin		$10,776	4.15%		$9,008	4.06%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following tables set forth changes in interest income and interest expense for each major category of earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes attributable to rate/volume have been allocated to volume changes.

Table 2. Analysis of Changes in Net Interest Income and Interest Expense

	Sept. 30, 2003 over Sept. 30, 2002
(Dollars in thousands)	Volume	Rate	Total

Increase (Decrease) In
Interest Income
Portfolio Loans	$1,951	$(920)	$1,031
Tax-exempt Securities	(17)	(12)	(29)
US Government Securities	79	(221)	(142)
Federal Funds Sold	51	(57)	(6)
Other Securities	(20)	(34)	(54)

Total Increase (Decrease)	$2,044	$(1,244)	$800

Increase (Decrease) In
Interest Expense
Interest Bearing Demand	$57	$(152)	$(95)
Savings Deposits	19	(23)	(4)
Certificates of Deposit	80	(1,188)	(1,108)
Borrowings	171	68	239

Total Increase (Decrease)	$327	$(1,295)	$(968)

Net Increase	$1,717	$51	$1,768

Net interest income was $10.8 million for the first nine-months of 2003 compared with $9.0 million for the same period in 2002, a 19.6% increase (Tables 1 and 2). The primary reason for the increase was an increase in the volume of earning assets. Average earning assets for the first nine-months of 2003 were $346.3 million compared with $295.8 million for the same period in 2002, an increase of $50.5 million or 17.1%. Portfolio loans is the single largest component of earning assets and average portfolio loans increased $42.0 million or 17.2% over the same period in 2002.

While the average volume of earning assets increased, the average yield decreased from 6.11% in 2002 to 5.52% in 2003. This decrease was due to asset repricing during a period of declining interest rates. Average interest bearing liabilities also increased during the period, to $281.7 million for the first nine-months of 2003 compared with $247.9 million for the same period in 2002, a $33.8 million increase or 13.6%. Similar to earning assets, the cost of interest bearing liabilities decreased from 2.44% in 2002 to 1.69% in 2003.

The decrease in the cost of interest bearing liabilities was due to repricing of interest bearing checking and savings accounts as well as the rollover of maturing certificates of deposits at lower rates. As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 9 basis points to 4.15% for the nine-months ended September 30, 2003 compared with the same period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Nine Months Ended

(Dollars in thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Noninterest income
Service charges on deposit accounts	$94	$69	$250	$217
Payroll and benefit processing fees	79	73	245	220
Earnings on cash surrender value - Bank owned life insurance	57	62	176	185
Net gain on sale of securities available-for-sale	12	123	88	125
Net gain on sale of loans	25	0	99	31
Merchant credit card service income, net	112	108	307	317
Mortgage brokerage fee income	111	73	223	97
Other income	94	57	299	290

Total noninterest income	$584	$565	$1,687	$1,482

Noninterest income increased $19,000 or 3.4% for the quarter ended September 30, 2003 over September 30, 2002. Service charges on deposit accounts increased due to growth in core deposits and implementation of account analysis fees. Other income increased $37,000 or 6.5% for the quarter ended September 30, 2003 over September 30, 2002 primarily due to the addition of contract core item processing. Net gain on sale of loans increased $25,000 over the prior years quarter of $0 due to increased sales of SBA loans during the quarter. Mortgage brokerage fee income increased by 53.4% or $38,000 for the quarter ended September 30, 2003 over September 30, 2002. Increases are attributed to the rising volumes of new purchase mortgages being processed through RBC Mortgage Services.

Noninterest income increased by $205,000 or 13.8% for the nine-month period ended September 30, 2003 over the same nine-month period in 2002. Increases in other income are attributed to the core item processing agreement in which the Bank is paid a fee for data processing services supplied to another independent bank. Net gain on sale of loans increased $68,000 or 219.4% over the prior year due to increased sales of SBA loans. Mortgage brokerage fee income increased by 130.0% or $126,000 over the same nine-month period a year ago. Increases in mortgage brokerage fee income are attributed to the rising volumes of new purchase mortgages being processed through RBC Mortgage Services.

Noninterest Expense

	Three Months Ended		Nine Months Ended

(Dollars in thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Noninterest expense
Salaries and related benefits	$1,409	$1,282	$4,063	$3,424
Occupancy and equipment expense	374	377	1,087	1,073
FDIC insurance premium	12	12	37	36
Data processing fees	52	27	141	69
Professional service fees	161	105	549	235
Deferred compensation expense	65	46	189	177
Directors’ expense	68	46	182	194
Stationery and supplies	58	46	178	171
Other expenses	260	287	836	741

Total noninterest expense	$2,459	$2,228	$7,262	$6,120

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest expense for the quarter ended September 30, 2003 was $2.5 million, an increase of $231,000 or 10.4% over the same period a year ago. Salaries and employee benefits increased $127,000 or 9.9% over the same period a year ago. Increases to benefits include a 30% increase in group health coverage and a 74% increase in workers’ compensation insurance expense. Group health and California workers’ compensation insurance increases are reflective of the current economic market for insurance coverage in California.

Professional service expense increased $56,000 or 53.3% for the quarter ended September 30, 2003 over the quarter ended September 30, 2002. Professional service expenses consists of assessments, audit expenses, legal expenses and other outside services. Professional service expenses increased due to overall increasing costs of audit services and as a result of new consulting contracts intended to provide insight into the Company’s efficiency and technology uses.

Other expenses decreased $27,000 or 9.4% for the quarter ended September 30, 2003 over the quarter ended September 30, 2002, representing other expense reductions related to efficiencies in operations.

Noninterest expense for the nine-months ended September 30, 2003 was $7.3 million, an increase of $1,142,000 or 18.7% over the same nine-month period a year ago. Salaries and employee benefits increased $639,000 or 18.7% over the same nine-month period a year ago. Increases to benefits include a 30% increase in group health coverage and a 74% increase in workers’ compensation insurance expense. Group health and California workers’ compensation insurance increases are reflective of the current economic market for insurance coverage in California.

Professional service expense increased $314,000 or 133.6% for the nine-month period ended September 30, 2003 over the nine-month period ended September 30, 2002 relating to increased audit and consulting expenses related to efficiency studies, technology enhancements and increased risk assessments and internal control. Data processing expenses have increased by $72,000 or 104.3% in relation to the installation of new hardware and software to create operational efficiencies.

Income Taxes

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits. A strategy to increase holdings in the municipal security portfolio was implemented in the third quarter.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)

	Three Months Ended		Nine Months Ended

Income Taxes	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Tax provision	$565	$483	$1,721	$1,374
Effective tax rate	31.1%	30.3%	36.0%	33.7%

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and enterprise zone qualifying loans. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax. Income tax expense through the third quarter 2003 was $565,000 as compared to $483,000 for the third quarter period in 2002. Income tax expense for the nine-months ended September 30, 2003 was $1.7 million compared to $1.4 million for the same nine-month period in 2003. The increase in tax expense quarterly and for the nine-month period is attributed to increased revenues and a reduction in tax-exempt income on municipal securities and reclassification of enterprise zone qualified credits.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

Portfolio Loans	Sept. 30, 2003	Dec. 31, 2002

Commercial and financial	$102,045	$99,084
Real estate-construction	66,446	40,662
Real estate-commercial	113,112	143,336
Installment	498	720
Other loans	441	662
Less:
Net deferred loan fees	(549)	(584)
Allowance for loan losses	(3,965)	(3,566)

Total net loans	$278,028	$280,314

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

Net portfolio loans decreased $2.3 million or 0.8% at September 30, 2003 over December 31, 2002. The portfolio mix reflects a decrease in commercial real estate reflective of management’s strategy to reduce the dependence on commercial real estate through pay downs. The balance of the portfolio remains relatively consistent with the mix at December 31, 2002, with commercial and financial loans of approximately 37%, real estate construction of 23.5% and commercial real estate at 40.0%. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due and payable. The Company had outstanding balances of $2,920,000 and $7,000 in impaired loans that had impairment allowances of $500,000 and $1,000 as of September 30, 2003 and December 31, 2002, respectively.

The credit in question totaled $2.9 million at September 30, 2003 and is collateralized by equipment and real estate. The Company has seven other loans to this borrower totaling approximately $1.6 million. These loans are performing in accordance with their original terms, are fully collateralized, and the Company expects to collect all principal and interest due. However, in accordance with its policy, the Company has classified all seven loans to this borrower and its subsidiaries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)

Non performing assets	Sept. 30, 2003	Dec. 31, 2002

Nonaccrual loans	$2,920	$0
90 days past due and still accruing interest	712	7

Total nonaccrual loans	3,632	7
Other Real Estate Owned	0	338

Total non performing assets	$3,632	$345

Allowance for Loan Losses (ALL)

The allowance for loan losses is management’s estimate of the amount of probable loan losses in the loan portfolio. The company determines the allowance for loan losses based on an ongoing evaluation. The evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The Company makes provisions to the ALL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are loaned back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based upon independent methodologies. All components of the allowance for loan losses represent an estimation performed pursuant to either SFAS No. 5, Accounting for Contingencies or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Management’s estimate of each SFAS No. 5 Accounting for Contingencies component is based on certain observable data that management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the SFAS No. 5 components over time.

An essential element of the methodology for determining the allowance for loan losses is the Company’s loan risk evaluation process, which includes loan risk grading individual commercial, construction, commercial real estate and most consumer loans. Loans are assigned loan risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, loan documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management becomes aware of information affecting the borrower’s ability to fulfill its obligations. Loan risk grades carry a dollar weighted risk percentage.

The ALL is a general reserve available against the total loan portfolio. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s ALL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods. In addition to the ALL, an allowance for unfunded loan commitments and letters of loan is determined using estimates of the probability of funding. This reserve is carried as a liability on the condensed consolidated balance sheet.

The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended

Allowance for Loan Losses	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Beginning balance for Loan Losses	$3,925	$3,359	$3,549	$3,180
Provision for Loan Losses	40	105	415	295
Charge offs:
Commercial	(0)	(5)	(7)	(8)
Real Estate	(0)	(0)	0	(18)
Other	(1)	(0)	(1)	(0)

Total Charge offs	(1)	(5)	(8)	(26)
Recoveries:
Commercial	1	6	9	16
Real Estate	0	0	0	0

Total Recoveries	1	6	9	16
Ending Balance	$3,965	$3,465	$3,965	$3,465
ALL to total loans	1.41%	1.18%	1.41%	1.18%
Net Charge offs to average loans	0.00%	0.01%	0.00%	0.01%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Securities Portfolio

The securities portfolio is comprised of U.S. Treasury securities, U.S. Agency securities, mortgage-backed securities, and obligations of states and political subdivisions. Securities classified as available for sale are recorded at fair value, while securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in stockholders’ equity. Portions of the securities portfolio are used for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. The Company does not include federal funds sold as securities. These investments are included in cash and cash equivalents.

Total available-for-sale securities increased $31.9 million or 98.7% for the nine-months of 2003. Purchases were primarily in the U.S. Agency sector with a moderate increase in tax-exempt municipal purchases.

Approximately $6.5 million in available-for-sale securities were sold during the period posting a gain on sale of $12,000. The sale occurred to balance accelerated prepayment risk in the U.S. Government portfolio.

As of September 30, 2003, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $6.5 million for deposits of public funds and approximately $5.5 million for collateralized repurchase agreements.

The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

	as of September 30, 2003

	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$25,347	$59	$(464)	$24,942
Obligations of state and political subdivisions	6,442	311	(481)	6,272
Mortgage backed securities	33,117	11	(104)	33,024

Total	$64,906	$381	$(1,049)	$64,238

	as of September 30, 2002

	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$16,226	$112	$0	$16,338
Obligations of state and political subdivisions	2,570	164	0	2,734
Mortgage backed securities	33,271	241	0	33,512

Total	$52,067	$517	$0	$52,584

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

At September 30, 2003, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $432,000 and $852,000, respectively. At September 30, 2003, the estimated annual increase in net interest income attributable to a 100 and 200 basis point increase in the federal funds rate was $772,000 and $1,543,000. At December 31, 2002, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $769,000 and $1,538,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

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

As part of the disclosure controls and procedures, management has formed the SEC Disclosure Committee. This committee reviews the quarterly filing to a disclosure checklist to ensure that all functional areas of the Company have participated in the disclosure review. In addition, operational and accounting audits are performed ongoing throughout the year by the Company’s internal auditors to support the control structure.

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

PART II. Other Information

Item 1. Legal proceedings

The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, currently pending will not have a material adverse affect on the Company’s financial position or results of operations.

Item 2. Changes in securities and use of proceeds

N/A

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6A. Exhibits

(31) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

(32) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

Item 6B. Reports on Form 8-K

September 18, 2003 Press Release announcing company dividend.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date: November 13, 2003
/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer