Form 10-Q/A
period 2003-09-30
REDDING BANCORP
filed 2003-12-03
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Exhibit 99.1

REDDING BANCORP & SUBSIDIARIES

Index to Form 10-Q/A

PART II. OTHER INFORMATION
EXHIBITS
Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002	3