Form 10-K
period 2003-12-31
REDDING BANCORP
filed 2004-02-24
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 - Commission File Number 0-25135

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

REDDING BANCORP

(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1951 Churn Creek Road
Redding, California	96002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 224-3333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $45,278,458 as of February 1, 2004 which was calculated based on the last reported sale of the Company’s Common Stock. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 20, 2004, there were 2,710,058 total shares of the Registrant’s common stock outstanding.

0

Redding Bancorp Form 10-K

PART I
Item 1. BUSINESS
General
Primary Market Areas
Products and Services
Government Supervision and Regulation
General
Dividends
Interstate Banking
Capital Standards
Overview of the New Accord
State Regulation and Supervision
Changes in Regulations
Prompt Corrective Action and Other Enforcement Mechanisms
Safety and Soundness Standards
Community Reinvestment Act and Fair Lending Developments
Recently Enacted Legislation
Competition
Employees
Forward Looking Statements and Risk Factors That May Affect Results
Overview
Lending Risks Associated with Commercial Banking and Construction Activities
Dependence on Real Estate
Risks Specific to Operations in California
Interest Rate Risk
Potential Volatility of Deposits
Dividends
Government Regulation and Legislation
Economic Conditions and Geographic Concentration
Reliance on Key Employees and Others
Adequacy of Allowance for Loan Losses (ALL)
Certain Ownership Restrictions under California and Federal Law
Shares Eligible for Future Sale
Technology and Computer Systems
Environmental Risks
Dilution
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Executive Overview
Risk Management
Liquidity Risk Management
Credit Risk Management
Market Risk Management
Operational Risk Management
Critical Accounting Policies
General
Allowance for Loan Losses (ALL)
Stock-Based Compensation
Revenue recognition
Fixed Assets
Income Taxes
Financial Highlights - Results of Operations
Key Financial Ratios
Sources of Income
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
Net Interest Income and Net Interest Margin
Noninterest Income
Noninterest Expense
Income Taxes
Asset Quality
Nonperforming Assets
Available-for-sale securities
Deposit Structure
Capital Management and Adequacy
Transactions with Related Parties
Impact of Inflation
Commitments
ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 99.1

Part I
Item 1. Business	3
General	3
Primary market areas	4
Products and services	4
Government supervision and regulation	5
General	5
Dividends	5
Interstate Banking	6
Capital standards	6
Overview of The New Accord	7
State regulation and supervision	7
Changes in regulations	8
Prompt corrective action and other enforcement mechanisms	8
Safety and soundness standards	9
Community reinvestment act and fair lending developments	9
Recently enacted legislation	9
Competition	10
Employees	10
Forward Looking Statements and Risk factors that may affect results	11
Overview	11
Lending risks associated with commercial banking and construction activities	12
Dependence on real estate	12
Risks specific to operations in California	12
Interest rate risk	13
Potential volatility of deposits	13
Dividends	13
Government regulation and legislation	13
Economic conditions and geographical concentration	13
Reliance on key employees and others	14
Adequacy of allowance for loan losses (ALL)	14
Certain ownership restrictions under California and Federal law	14
Shares eligible for future sale	14
Technology and computer systems	15
Environmental risks	15
Dilution	15
Item 2. Properties	16
Item 3. Legal proceedings	16
Item 4. Submission of matters to a vote of security holders	16
Part II
Item 5. Market for Registrants common equity and related Shareholder matters	17
Item 6. Selected consolidated financial data	19
Item 7. Management’s discussion and analysis of financial condition and results of operations	20
Executive overview	20
Risk Management	21
Liquidity risk management	22
Credit risk management	23
Market risk management	25
Operational risk management	26

Critical accounting policies	26
General	26
Allowance for loan losses (ALL)	26
Stock-based compensation	27
Revenue recognition	27
Fixed Assets	27
Income taxes	27
Financial highlights - Results of operations	28
Key Financial Ratios	28
Sources of Income	28
Year ended December 31, 2003 compared to Year ended December 31, 2002	28
Year ended December 31, 2002 compared to Year ended December 31, 2001	29
Net Interest Income and net interest margin	29
Noninterest Income	32
Noninterest Expense	32
Income taxes	33
Asset Quality	33
Nonperforming assets	34
Available-for-sale securities	34
Deposit structure	35
Capital management and adequacy	35
Transactions with related parties	36
Impact of inflation	37
Commitments	37
Item 7a. Quantitative and qualitative disclosures to market risk	38
Item 8. Financial Statements and supplementary data	40
Item 9. Changes and disagreements with accountants	72
Item 9A. Controls and procedures	72
Part III
Item 10. Directors and Executive officers of the registrant	72
Item 11. Executive compensation	73
Item 12. Security ownership of beneficial owners and management and related stockholder matters	73
Item 13. Certain relationships and related transactions	73
Part IV
Item 14. Principal Accountant fees and services	74
Item 15. Exhibits, financial statements, certifications	75

Documents Incorporated By Reference

Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2004 Annual Meeting of Shareholders. The 2004 Annual Meeting of Shareholders will be held on Tuesday, May 18, 2004.

PART I

Item 1. BUSINESS
General

     Redding Bancorp (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, RBC Mortgage Services, a California corporation (formerly Redding Service Corporation), and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Redding Bancorp Trust. During the first quarter 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2003 was 4.45%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

     The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. The Internet addresses of the Company are www.reddingbankofcommerce.com, and www.rosevillebankofcommerce.com. Additionally, reports may be obtained through the Securities and Exchange Commission’s website at www.sec.gov.

     The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates four full service branch facilities. The Bank established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Bank relocated the loan production office to 2400 Professional Drive in Roseville, California.

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

     On January 2, 2003, Redding Service Corporation, a wholly-owned subsidiary of the Holding Company, changed its name to RBC Mortgage Services (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products and manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. RBC Mortgage Services in turn provides office space, equipment and marketing support for the mortgage brokerage services. RBC Mortgage Services, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Earnings from the mortgage brokerage services, net of operating costs, are split equally between RBC Mortgage Services and BWC Mortgage Services. Before the formation of the subsidiary, mortgage banking services were performed as a department of the Bank.

Primary Market Areas

     The Bank is principally supervised and regulated by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation . The Company operates in two distinct markets. Redding Bank of Commerce has historically been the leading independent commercial bank in Redding, California, and Shasta County, California though community banks and national banks make the competition more intense. This market has been expanding, but is still relatively small when compared to the greater Sacramento market, the location of Roseville Bank of Commerce, a division of Redding Bank of Commerce. Management believes that the two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities. At the time of this report the Bank ranked third in Shasta County for market share, 29th in Sacramento County and 18th in Placer County.

Products and Services

     Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Products such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services. The Bank currently does not offer trust services or international banking services. The services offered by the Mortgage Company include single and multi-family residential residence new financing, refinancing and equity lines of credit.

     Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial real estate.

     The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank. The Mortgage Company provides residential real estate new financing, refinancing and equity lines of credit, 100% sold in the secondary market. See “-Risk Factors That May Affect Results-Dependence on Real Estate.” A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts as collateral for loans real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory.

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

     The commercial and construction loan portfolio of the Bank consists of loans secured by a variety of commercial and residential real property. The Mortgage Company makes real estate mortgage loans for both owner-occupied properties and investor properties. The Mortgage Company underwrites and sells the residential real estate loan directly in the secondary market, servicing included. The Bank does not provide for warehouse funding.

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

Government Supervision and Regulation

     The following discussion describes the elements of an extensive regulatory framework applicable to financial holding companies and banks and specific information about the Holding Company and its subsidiaries. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Bank Insurance Fund rather than for the protection of stockholders and creditors.

General

     The Holding Company is a financial holding company under the Gramm-Leach-Bliley Act and subject to the Financial Holding Company Act (“FHCA”). The Holding Company reports to, registers with, and may be examined by the Board of Governors of the Federal Reserve Bank (“FRB”). The FRB also has the authority to examine the Holding Company’s subsidiaries. The Bank is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Institutions (“DFI”). In addition to banking laws, regulations and regulatory agencies, the Holding Company and its subsidiaries and affiliates are subject to various other laws and regulations and regulation by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Holding Company and its ability to make distributions to stockholders.

     A financial holding company, and the companies under its control, are permitted to engage in activities considered to be “financial in nature” as defined by the Gramm-Leach-Bliley Act and the Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities.

Dividends

     The FRB generally prohibits a financial holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

     In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to stockholders during such period).

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

Interstate Banking

     A financial holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, therefore creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations if the laws of such state permit such de novo branching.

Capital Standards

     In the United States of America, banks, thrifts and bank holding companies are subject to minimum regulatory capital requirements. Specifically, U.S. banking organizations must maintain a minimum leverage ratio and two minimum risk-based ratios. The leverage ratio measures regulatory capital as a percentage of total on-balance-sheet assets as reported in accordance with accounting principles generally accepted in the United States of America (GAAP). The risk-based ratios measure regulatory capital as a percentage of both on- and off-balance-sheet credit exposures with some gross differentiation based on perceived credit risk. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

     The current U.S. risk-based capital requirements are based on an internationally agreed framework for capital measurement that was developed by the Basel Committee on Banking Supervision (“BSC”) in 1988. The international framework (the “1988 Accord”) accomplished several important objectives. It strengthened capital levels at large, internationally active banks and fostered international consistency and coordination. The 1988 Accord also reduced disincentives for banks to hold liquid, low risk assets. By requiring banks to hold capital against off-balance-sheet exposures, the 1988 Accord represented a significant step forward for regulatory capital measurement. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off-balance-sheet items of 4%. The Company exceeds the minimum requirements.

     Over the past 15 years the world’s financial system has become increasingly more complex and the BSC has been working for several years to develop a new regulatory capital framework that recognizes new developments in financial products, incorporates advances in risk measurement and management practices, and more precisely assesses capital charges in relation to risk (the “New Accord”). The BSC expects the New Accord would have an effective date for implementation of December 31, 2006.

Overview of the New Accord

     The New Accord encompasses three elements: minimum regulatory capital requirements, supervisory review and market discipline. Under the first element, a banking organization must calculate capital requirements to credit risk, operational risk and market risk. The New Accord does not change the definition of what qualifies as regulatory capital, the minimum risk-based capital ratio, or the methodology for determining capital charges for market risk. The New Accord does provide several methodologies for determining capital requirements for both credit and operational risk.

     For credit risk there are two general approaches; the standardized approach (based on the 1988 Accord) and the internal ratings-based (IRB) approach, which uses the institution’s internal estimates of key risk drivers to derive capital requirements.

     The New Accord provides three methodologies for determining capital requirements for operational risk: the basic indicator approach, the standardized approach, and the advanced measurement approaches (AMA). Under the first two methodologies, capital requirements for operational risk are fixed percentages of specified, objective risk measures (for example, gross income.) The AMA provides the flexibility for an institution to develop its own individualized approach for measuring operational risk, subject to supervisory oversight.

     The second pillar of the New Accord, supervisory review, highlights the need for banking organizations to assess their capital adequacy positions relative to overall risk (rather than to the minimum capital requirement), and the need for supervisors to review and take appropriate actions in response to those assessments. The third pillar of the New Accord imposes public disclosure requirements on institutions that are intended to allow market participants to assess key information about an institutions risk profile and its associated level of capital.

     In order for a financial holding company to qualify as “well-run,” both it and the insured depository institutions that it controls must meet the “well-capitalized” and “well-managed” criteria set forth in Regulation Y. To qualify as “well-capitalized,” the bank must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater, (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater and (iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized (as that term is defined in the capital adequacy regulations of the applicable bank regulator), 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

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

State Regulation and Supervision

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

Changes in Regulations

     Proposals to change laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they might have on the Holding Company and its subsidiaries cannot be determined at this time.

Prompt Corrective Action and Other Enforcement Mechanisms

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

“Well capitalized” - Bank only	“Adequately capitalized”
Total risk-based capital of 10%;	Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and	Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%	Leverage ratio of 4%

“Undercapitalized”	“Significantly undercapitalized”
Total risk-based capital less than 8%;	Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%; or	Tier 1 risk-based capital less than 3%; or
Leverage ratio less than 4%	Leverage ratio less than 3%

“Critically undercapitalized”
Tangible equity to total assets less than 2%

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

Recently Enacted Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). This is the most comprehensive reform since the securities acts of the 1930’s. The Act reaffirms the authority of the Securities and Exchange Commission (“SEC”) with the goal of restoring investor confidence. The SEC has been assigned the task of implementing corporate governance through rulemaking under a short timeframe. The rules to date require:

•	both the Chief Executive Officer and Chief Financial Officer to certify that disclosure of all material information is included in both quarterly and annual reports;

•	that the Company adopt a code of ethics and that every senior officer of the company abide by the code;

•	requires that the Audit Committee have substantial financial expertise;

•	that MD&A disclosures of off-balance sheet arrangements and aggregate contractual obligations are fully disclosed in the filings;

•	that insider trading is suspended during blackout periods;

•	establishing standards for attorney’s practicing before the SEC; and

•	fixes retention periods of records relevant to audits and reviews.

     Final rules have been issued relative to auditor independence, accelerated filing dates for the 10-Q and 10-K reports, Audit Committee responsibilities and attorney conduct rules.

Key points addressed to the Audit Committee include:

•	Auditor relationship shifts from Company management to the Audit Committee in relation to hiring, firing and compensation practices;

•	Establishing effective communications among auditors, audit committees and management;

•	Ensuring that the Company’s Audit Committee consist of financial experts with such attributes as education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor; with experience actively supervising such accounting experts; or other relevant experience qualifying the members as financial experts.

•	Establishing procedures to allow whistle-blower access to the Audit Committee. For information concerning the role, independence and responsibilities of the Audit Committee please refer to the Company’s Audit Committee Charter included in the Company’s annual proxy statement as appendix “A”.

     The breadth and volume of the new requirements affect all significant participants in the financial reporting process and the Board of Directors and senior management acknowledge that continued improvement and changes will come as experience is gained with the new rules and reporting requirements, while all efforts are geared towards full compliance to the intent of the Act.

     In August 2003, the SEC issued proposed disclosure guidance related to director nominations and shareholder communications. The rules are an important first step in improving the proxy process as it relates to the nomination and election of directors. The SEC believes that better information about the way board nominees are identified, evaluated and selected is critical for shareholder understanding of the proxy process regarding nomination and election of directors providing transparency of the operations of the Board of Directors. For information concerning director nominations and stockholder communications please refer to the Company’s Nominating and Corporate Governance Committee Charter included in the Company’s annual proxy statement as appendix “B”.

Competition

     The commercial banking business in which the Company engages in is highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative deliver channels such as the Internet. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience.

     The mortgage brokerage business in which the Company engages in is highly competitive. The mortgage brokerage business competes with other banks, thrifts, government agencies, mortgage brokers and other nonbank organizations offering mortgage banking services.

     Among the competitive advantages, major banks have an ability to finance wide ranging advertising campaigns and to allocate their securities into securities of higher yield and demand. Such institutions offer certain services such as trust services and international banking services that are not offered directly by the Bank (but are offered indirectly through correspondent relationships). Because of their greater total capitalization, major banks have substantially higher legal lending limits than the Bank.

     In order to compete with major banks and other competitors in its primary service areas, the Company relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Company’s legal lending limit, the Company may arrange for such loans on a participation basis with correspondent banks. Competitive pressures in the banking industry significantly increase changes in the interest rate environment, reducing net interest margins, and less than favorable economic conditions can result in a deterioration of credit quality and an increase in the provisions for loan losses.

Employees

     As of February 1, 2004, the Company employed 107 full-time equivalent employees. Of these employees, 24 were employed in the Roseville market and 83 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

Forward Looking Statements and Risk Factors That May Affect Results

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

Overview

     As a financial holding company, our earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans. Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and our military conflicts including the aftermath of the war with Iraq could impact business conditions in the United States.

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

     The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to intended protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation.

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

Lending Risks Associated with Commercial Banking and Construction Activities

     The business strategy of the Company is to focus on commercial, single family and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. Although the Company manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.

Dependence on Real Estate

     At December 31, 2003, approximately 64% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California. See “-Economic Conditions and Geographic Concentration ”- page 13.

     The Company’s primary lending focus has historically been commercial real estate, construction and, to a lesser extent, commercial lending. At December 31, 2003, commercial real estate and construction loans comprised approximately 37% and 24%, respectively, of the total loans in the portfolio of the Company. At December 31, 2003, all of the Company’s real estate mortgage and real estate construction loans, commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “-Economic Conditions and Geographic Concentration ” - page 13.

Risks Specific to Operations in California

     Our operations are located entirely in California, which in recent years has experienced economic disruptions that are unique to the state. The fiscal and political uncertainty surrounding the state government’s financial condition, for example have a material adverse effect on our customer’s businesses or on our business, financial condition and results of operations.

Interest Rate Risk

     The income of the Company is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Company’s practice of using variable rate pricing and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”

Potential Volatility of Deposits

     At December 31, 2003, time certificates of deposit in excess of $100,000 represented approximately 24% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $30.0 million of the $79.9 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.

Dividends

     Because the Company conducts no other significant activity than the management of its investment in the Bank and Mortgage Company, the Company is dependent on these subsidiaries for income. The ability of the Bank and Mortgage Company to pay cash dividends in the future depends on the profitability, growth and capital needs of the Bank and Mortgage Company. In addition, the California Financial Code restricts the ability of the Bank to pay dividends. No assurance can be given that the Company or the Bank will pay any dividends in the future or, if paid, such dividends will not be discontinued.

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

Economic Conditions and Geographic Concentration

     The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2003, approximately 64% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.

Reliance on Key Employees and Others

     As of February 1, 2004, the Company employed in the aggregate 107 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to two of its officers with regard to a salary continuation plan.

Adequacy of Allowance for Loan Losses (ALL)

     The Company’s allowance for loan losses was approximately $3.7 million, or 1.3% of total loans at December 31, 2003. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the first quarter of 2003. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan Losses (ALL).”

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

Shares Eligible for Future Sale

     As of December 31, 2003, the Company had 2,710,058 shares of Common Stock outstanding, of which 1,748,203 shares are eligible for sale in the public market without restriction and 961,855 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire approximately 344,932 shares of the issued and outstanding shares of common stock at exercise prices ranging from $8.25 to $20.25 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

Technology and Computer Systems

     Advances and changes in technology can significantly affect the business and operations of the Company. The Company faces many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

Environmental Risks

     The Company, in its ordinary course of business, acquires real property securing loans that are in default, and there is a risk that hazardous substance or waste, contaminants or pollutants could exist on such properties. The Company may be required to remove or remediate such substances from the affected properties at its expense, and the cost of such removal or remediation may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs. Finally, the Company may find it difficult or impossible to sell the affected properties either before or following any such removal. In addition, the Company may be considered liable for environmental liabilities concerning its borrowers’ properties, if, among other things, it participates in the management of its borrowers’ operations. The occurrence of such an event could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Dilution

     The Company has issued options to purchase shares of the Company’s common stock at prices equal to 85% to 100% of the fair market value of the Company’s Common Stock on the date of grant. As of December 31, 2003, the Company had outstanding options to purchase an aggregate of 344,932 shares of Common Stock at exercise prices ranging from $8.25 to $20.25 per share, or a weighted average exercise price per share of $10.50. To the extent such options are exercised, stockholders of the Company will experience dilution.

Item 2. PROPERTIES

     The Company’s principal offices and the Bank’s main office are housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the building and the 1.25 acres of land on which the building is situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations.

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

Item 3. LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management the disposition of claims currently pending will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the quarter ended December 31, 2003 to a vote of the Company’s security holders.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trades in the Company’s common stock are made through Hoefer & Arnett located at 555 Market Street, 18th Floor, San Francisco, California 94105. The Company’s common stock is traded on the OTC Bulletin Board under the symbol, “RDDB”. The following table, which summarizes trading activity during the Company’s last two fiscal years, is based on information obtained from the OTC Bulletin Board (www.otcbb.com). The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions.

	Sales Price Per Share

Quarter Ended:	High	Low	Volume

March 31, 2003	$20.35	$17.10	10,236
June 30, 2003	$19.60	$17.75	27,632
September 30, 2003	$23.98	$18.05	62,502
December 31, 2003	$26.50	$23.00	58,014
March 31, 2002	$22.99	$22.55	104,550
June 30, 2002	$21.50	$21.40	39,206
September 30, 2002	$21.00	$20.50	140,067
December 31, 2002	$20.35	$19.51	3,500

     We believe there were approximately 500 stockholders of the Company’s common stock as of January 30, 2004, including those held in street name, and the market price on that date was $25.90 per share. As of January 30, 2004 there were 303 registered stockholders. On October 22, 2003 and 2002, a cash dividend of $0.65 per share was paid to stockholders of record as of October 1, 2003 and 2002 respectively. The Company currently expects to pay cash dividends at this rate in the future, but the Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board (“FRB”) generally prohibits a financial holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a financial holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

     In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to stockholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of Financial Institutions in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

     One of the provisions of the Jobs and Growth Tax Relief Reconciliation Act of 2003 signed by President George W. Bush, included changes in how dividends are taxed. Investors will now pay lower tax rates on dividends received from domestic corporations and qualified foreign corporations. In the past, dividend income was another source of ordinary income, taxed at the investors’ normal tax rate. Beginning in 2003, the maximum tax rate on qualifying dividends has dropped to either 5%, 10% or 15% depending on the investors’ tax bracket. The lower tax rate is scheduled to expire in 2008.

Equity Compensation Plan Information

     The following chart sets forth information for the fiscal year ended December 31, 2003, regarding equity based compensation plans of the Company.

Number of securities
remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a)).

	(a )	(b )	(c )

Equity compensation plans approved by security holders	344,932	$10.50	75,430

Equity compensation plans not approved by security holders	None	None	None

Total	344,932	$10.50	75,430

     During 2003, the Company did not conduct any unregistered offerings or sales of its securities, nor did it repurchase any of its outstanding securities.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for the five years ended December 31, 2003, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)

	2003	2002	2001	2000	1999

Statements of Income
Total Interest Income	$19,279	$18,565	$20,216	$20,177	$17,270
Net Interest Income	$14,694	$12,517	$11,190	$11,455	$10,835
Provision for Loan Losses	$515	$620	$255	$142	$120
Total Noninterest Income	$2,150	$2,091	$2,823	$2,807	$2,790
Total Noninterest Expense	$9,660	$8,267	$7,143	$6,458	$6,434
Total Revenues	$21,429	$20,656	$23,039	$22,984	$20,060
Net Income	$4,183	$3,696	$4,274	$4,812	$4,370
Balance Sheets
Total Assets	$401,158	$367,434	$318,686	$255,107	$232,008
Total Net Loans	$278,204	$280,351	$216,960	$191,586	$170,109
Allowance for Loan Losses	$3,675	$3,529	$2,916	$2,710	$2,708
Total Deposits	$327,539	$314,447	$281,436	$218,036	$198,323
Stockholders’ Equity	$30,511	$27,667	$27,240	$28,754	$26,059
Performance Ratios[1]
Return on Average Assets[2]	1.10%	1.09%	1.49%	1.98%	1.91%
Return on Average Stockholders’ Equity[3]	15.20%	13.92%	15.43%	17.95%	17.60%
Dividend Payout	42.09%	46.57%	41.94%	35.32%	36.25%
Average Equity to Average Assets	7.21%	7.83%	9.67%	11.02%	10.86%
Tier 1 Risk-Based Capital-Bank[4]	10.77%	9.14%	10.93%	12.86%	13.59%
Total Risk-Based Capital-Bank	12.02%	10.19%	12.18%	14.11%	14.85%
Net Interest Margin[5]	4.22%	4.06%	4.24%	5.16%	5.15%
Average Earning Assets to Total Average Assets	91.26%	90.90%	92.15%	91.30%	92.10%
Nonperforming Assets to Total Assets[6]	1.16%	.10%	.11%	.31%	.19%
Net Charge-offs to Average Loans	.13%	.01%	.02%	.09%	.22%
Allowance for Loan Losses to Total Loans	1.30%	1.26%	1.35%	1.42%	1.60%
Nonperforming Loans to Allowance for Loan Losses	126.34%	0.20%	11.97%	29.56%	14.55%
Efficiency Ratio[7]	59.15%	56.59%	50.97%	45.28%	47.22%
Share Data
Common Shares Outstanding - basic	2,678	2,671	2,703	2,884	2,907
Common Shares Outstanding - diluted	2,776	2,868	2,856	3,035	3,144
Book Value Per Common Share	$11.40	$10.36	$10.08	$9.97	$8.97
Basic Earnings Per Common Share	$1.56	$1.38	$1.52	$1.67	$1.49
Diluted Earnings Per Common Share	$1.51	$1.29	$1.44	$1.59	$1.38
Cash Dividends Per Common Share	$0.65	$0.65	$0.65	$0.59	$0.55

[1] Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2] Return on average assets is net income divided by average total assets.

[3] Return on average equity is net income divided by average stockholders’ equity.

[4] Regulatory capital ratios are defined in detail in the table on page 36.

[5] Net interest margin equals net interest income as a percent of average interest-earning assets.

[6] Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing and restructured loans) and real estate acquired by foreclosure.

[7] The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors That May Affect Results” and elsewhere in this report. The Company’s actual future results and stockholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Redding Bancorp, a California corporation, and its consolidated subsidiaries.

Executive Overview

     Our Company was established to make a profitable return while serving the financial needs of the business and professional communities of our markets. We are in the financial services business, and no line of financial services is beyond our charter as long as it serves the needs of businesses and professionals in our communities. The mission of our Company is to provide its stockholders with a safe, profitable return on their investment, over the long term. Management will attempt to minimize risk to our stockholders by making prudent business decisions, will maintain adequate levels of capital and reserves, and will maintain effective communications with stockholders.

     Our Company’s most valuable asset is its customers. We will consider their needs first when we design our products. High-quality customer service is an important mission of our Company, and how well we accomplish this mission will have a direct influence on our profitability.

     Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks. We must compete with financial powerhouses that want our core business. The flexibility provided by the Financial Holding Company Act will become increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.

     The Company’s long term success rests on the shoulders of the leadership team to effectively work to enhance the performance of the Company. As a financial services company, we are in the business of taking risk. Whether we are successful depends largely upon whether we take the right risks and get paid appropriately for the risks we take. Our governance structure enables us to manage all major aspects of the Company’s business effectively through an integrated process that includes financial, strategic, risk and leadership planning.

     We define risks to include not only credit, market and liquidity risk - the traditional concerns for financial institutions - but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company.

Risk Management

Overview

     Through our corporate governance structure, risk and return is evaluated to produce sustainable revenues, reduce risks of earning volatility and increase stockholder value. The financial services industry is exposed to four major risks; liquidity, credit, market and operational. Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Credit risk is the inability of a customer to meet its repayment obligations. Market risk is the fluctuation in asset and liability values caused by changes in market prices and yields and operational risk is the potential for losses resulting from events involving people, processes, technology, legal issues, external events, regulatory or reputation.

Board Committees

     Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer (CEO) and four Board Committees:

•	Loan Committee reviews credit risks and the adequacy of the allowance for loan losses.

•	Asset/Liability Management Committee (“ALCO”) reviews liquidity and market risks.

•	Audit Committee reviews the scope and coverage of internal and external audit activities.

•	Nominating and Corporate Governance Committee evaluates corporate governance structure, charters, committee performance and acts in best interests of the corporation and its stockholders with regard to the appointment of director nominees.

     These committees review reports from management, the Company’s auditors, and other outside sources. On the basis of materials that are available to them and on which they rely, they review the performance of the Company’s management and personnel, and establish policies, but neither the committees nor their individual members (in their capacities as members of the Board of Directors) are responsible for daily operations of the Company. In particular, risk management activities relating to individual loans are undertaken by Company personnel in accordance with the policies established by the Board committees.

Senior Management Committees

     To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through three senior management committees.

•	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.

•	The Credit Round Table Committee establishes corporate credit practices and limits, including industry concentration limits, approval requirements and exceptions.

•	The Technology Steering Committee establishes technological strategies, makes technology investment decisions and manages the implementation process.

Risk Management Controls

     We use various controls to manage risk exposure within the Company. Budgeting and planning processes provide for early indication of unplanned results or risk levels. Models are used to estimate market risk and net interest income sensitivity. Segmentation analysis is used to estimate expected and unexpected credit losses. Compliance to regulatory guidelines plays a significant role in risk management as well as corporate culture and the actions of management. Our code of ethics provides the guidelines for all employees to conduct themselves with the highest integrity in the delivery of service to our clients.

Liquidity Risk Management

Liquidity Risk

     Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. ALCO is responsible for establishing our liquidity policy and the accounting department is responsible for planning and executing the funding activities and strategies.

     Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio.

     Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 6.3 years.

     Liquidity is generated from liabilities through deposit growth and short-term borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives. Internal deposit growth provided approximately $13,092,000 and borrowings provided approximately $17,044,000 of liquidity.

     The Company also had available correspondent banking lines of credit through correspondent relationships totaling approximately $10,000,000 and available secured borrowing lines of approximately $16,460,000 with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Company’s operations.

     The Company’s liquid assets (cash and due from banks, federal funds sold, and available-for-sale securities) totaled $102.2 million or 25.5% of total assets at December 31, 2003, $66.9 million or 18.2% of total assets at December 31, 2002 and $81.8 million or 25.6% of total assets at December 30, 2001. In 2003, the Holding Company’s primary source of funding was dividends paid by the Bank totaling $1,760,239 and was paid to stockholders. The Holding Company expects to continue to receive dividends from the Bank in 2004. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)

     To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. Capital expenditures for 2003 were approximately $889,000 for replacement of furniture and equipment, technological enhancements and in progress purchases. The Company expects that the earnings of the Company, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2004.

Short term borrowings

     The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity. At December 31, 2003, all of the Company’s FHLB advances were fixed rate, fixed term borrowings without call or put option features. At December 2003, the Company had $30 million in FHLB advances outstanding compared to $18 million at December 31, 2002.

	2003	2002	2001

Securities sold under agreements to repurchase with weighted average interest rates of 0.20%, 0.41% and 2.46% at December 31, 2003, 2002 and 2001, respectively	$3,748,797	$3,704,385	$6,780,232
Federal Home Loan Bank borrowings with weighted average interest rates of 1.16% and 1.78% at December 31, 2003 and 2002, respectively	30,000,000	18,000,000	0

Total short term borrowings	$33,748,797	$21,704,385	$6,780,232

	2003	2002	2001

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$5,497,582	$11,867,244	$11,271,777
Average balance during the year	3,899,800	6,295,292	6,461,000
Weighted average interest rate during year	2.45%	2.59%	2.99%
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$30,000,000	$28,000,000	$0
Average Balance during the year	14,820,597	11,500,000	0
Weighted average interest rate during year	1.49%	1.78%	0

Credit Risk Management

     Credit risk arises from the inability of a customer to meet its repayment obligations. Credit risk exists in our outstanding loans, letters of credit and unfunded loan commitments. We manage credit risk based on the risk profile of the borrower, repayment sources and the nature of underlying collateral given current events and conditions.

Commercial portfolio credit risk management

     Commercial credit risk management begins with an assessment of the credit risk profile of the individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each commercial credit is assigned a risk grade and is subject to approval based on existing credit approval standards. Risk grading is a factor in determining the allowance for loan losses. Credit decisions are determined by Credit Administration to certain limitations and approvals from the Loan Committee above certain limitations. Credit risk is continuously monitored by Credit Administration for possible adjustment if there has been a change in the borrowers ability to perform under its obligations. Additionally, we manage the size of our credit exposure through loan sales and loan participation agreements.

     The primary sources of repayment of the commercial loans of the Company are operating cash flows and the borrowers’ conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Company’s service area. The Company manages its commercial loan portfolio by monitoring its borrowers’ payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Company’s evaluations of its borrowers’ are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Company.

Real estate portfolio credit risk management

     The principal source of repayment of the real estate construction loans of the Company is the sale of the underlying collateral or the availability of permanent financing from the Company or other lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower’s equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns.

     The Company manages its credit risk associated with real estate construction lending by establishing loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of disbursements and matching maturities with expected completion dates. Generally, the Company requires a loan-to-value ratio of not more than 80% on single family residential construction loans.

     The specific underwriting standards of the Company and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The underwriting criteria of the Bank are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Company contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from 20% or more of the owners of the borrowing entity.

Concentrations of credit risk

     Portfolio credit risk is evaluated with the goal that concentrations of credit exposure do not result in unacceptable levels of risk. Concentrations of credit exposure can be measured in various ways including industry, product, geography and customer relationship. We review non-real estate commercial loans by industry and real estate loans by geographic location and property type.

Nonperforming assets

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

Allowance for loan losses (ALL)

     The allowance for loan losses represents management’s best estimate of probable losses in the portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components.

     We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectibility. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”). Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items.

     The Company’s allowance for loan losses is the accumulation of various components that are calculated based upon independent methodologies. All components of the allowance for loan losses represent an estimation performed pursuant to either Statement of Financial Accounting Standards (“SFAS”) Statement No. 5, Accounting for Contingencies or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the SFAS No. 5 components over time.

     An essential element of the methodology for determining the allowance for loan losses is the Company’s credit risk evaluation process, which includes credit risk grading individual commercial, construction, commercial real estate and most consumer loans. Loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management becomes aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.

     For individually impaired loans, SFAS No. 114, provides guidance on the acceptable methods to measure impairment. Specifically, SFAS No. 114 states that when a loan is impaired, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing environmental factors. In addition to the ALL, an allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.

     We make provisions to the ALL on a regular basis through charges to operations that are reflected in our consolidated statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Company to provide additions to the allowance based on their judgement of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods.

     The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

     The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2003	2002	2001	2000	1999

Beginning Balance:	$3,529	$2,916	$2,710	$2,708	$2,971
Provision for loan losses	515	620	255	142	120
Charge-offs:
Commercial & Financial	(379)	(8)	(191)	(200)	(355)
Real Estate	(0)	(18)	(345)	(3)	(103)
Other	(1)	(0)	(0)	(1)	(2)

Total Charge-offs	(380)	(26)	(536)	(204)	(460)

Recoveries:
Commercial & Financial	11	19	35	62	37
Real Estate	0	0	452	2	40

Total Recoveries	11	19	487	64	77

Net Charge-offs	(369)	(7)	(49)	(176)	(383)

Ending Balance	$3,675	$3,529	$2,916	$2,710	$2,708

Allowance for loan losses to total loans	1.30%	1.26%	1.35%	1.42%	1.60%
Net Charge-offs to average loans	.13%	.01%	.02%	.08%	.24%

     The provision for loan losses decreased to $515,000 for 2003 versus $620,000 in 2002. Net charge-offs were $368,884 or 0.13% of total loans during 2003. Actual and future results of the allowance provision and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.

Market Risk Management

     Market risk is the potential loss due to adverse changes in market prices and yields. Market risk is inherent in the Company’s operating positions and activities including customers’ loans, deposit accounts, securities and long-term debt. Loans and deposits generate income and expense, respectively, and the value of cash flows change based on general economic levels, most importantly, the level of interest rates.

     The goal for managing the assets and liabilities of the Company is to maximize stockholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The absolute level and volatility of interest rates can have a significant impact on the Company’s profitability. Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Company does not operate a trading account, does not hold any financial derivatives and does not hold a position with exposure to foreign currency exchange. The Company faces market risk through interest rate volatility.

     Net interest income risk is measured based on rate shocks over different time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in the planning and budgeting model.. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO.

Securities Portfolio

     The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. The Company classifies its securities as “available-for-sale” or “held-to-maturity” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of stockholders’ equity. Gain or loss on sale of securities is based on the specific identification method. Securities held-to-maturity at December 31, 2003, 2002 and 2001 consisted of mortgage-backed securities with an amortized cost of $1.4, $2.4 and $4.1 million, respectively. At December 31, 2003, $661,000 matures in one through five years with a weighted-average yield of 4.04%, the remaining balances having contractual maturity of over ten years and a weighted-average yield of 7.79%.

Operational Risk Management

     Operational risk is the potential for loss resulting from events involving people, processes, technology, legal or regulatory issues, external events, and reputation. In keeping with the corporate governance structure, the senior management team is responsible for operational risk controls. Operational risks are managed through specific policies and procedures, controls and monitoring tools. Examples of these include reconciliation processes, transaction monitoring and analysis and system audits. Operational risks fall into two major categories, business specific and company wide. The senior management team works to ensure consistency in policies, processes and assessments. With respect to company wide risks, the senior management team works directly with Directors to develop policies and procedures for information security, business resumption plans, compliance and legal.

Critical Accounting Policies

General

     The Company’s significant accounting principles are described in Note 2 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Redding Bancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgement to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment. The following is a summary of the more judgmental and complex accounting estimates and principles.

Allowance for Loan Losses (ALL)

     The allowance for loan losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) SFAS No.5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company performs periodic and systematic detailed evaluations of its lending portfolio to identify and estimate the inherent risks and assess the overall collectibility. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).

     Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types; volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the SFAS No. 5 portion of the ALL based on the segmentation of its portfolio. For those segments that require an ALL, the Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

     For individually impaired loans, SFAS No. 114 provides guidance on the acceptable methods to measure impairment. Specifically, SFAS No. 114 states that when a loan is impaired, the Company should measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, the Company considers all available information reflecting past events and current conditions, including the effect of existing environmental factors.

Stock-Based Compensation

     The Company uses the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. The Company applies Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. The fair value of options granted is determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 22.75% , a risk-fee interest rate of 3.27% (based upon the five year treasury coupon rate at December 31, 2003), expected dividends of $0.65 per share per year, an annual dividend rate of 3.55%, an assumed forfeiture rate of zero and an expected life of seven years.

Revenue recognition

     The Company’s primary source of revenue is interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Financial Highlights - Results of Operations

     The following discussion and analysis provides a comparison of the results of operations for 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios	2003	2002	2001	2000	1999

Profitability
Return on average assets	1.10%	1.09%	1.49%	1.98%	1.91%
Return on average equity	15.20%	13.92%	15.43%	17.95%	17.60%
Average earning assets to total average assets	91.26%	90.90%	92.15%	91.30%	92.10%
Interest Margin
Net interest margin	4.22%	4.06%	4.24%	5.16%	5.15%
Asset Quality
Allowance for loan losses to total loans	1.30%	1.26%	1.35%	1.42%	1.60%
Nonperforming assets to total assets	1.16%	0.10%	0.11%	0.31%	0.19%
Net charge-offs to average loans	0.13%	0.01%	0.02%	0.09%	0.22%
Liquidity
Loans to deposits	84.94%	89.16%	77.09%	87.87%	85.78%
Liquidity ratio	25.49%	18.32%	25.69%	18.27%	19.20%
Capital
Tier 1 risk-based capital - Bank	10.77%	9.14%	10.93%	12.86%	13.59%
Total risk-based capital - Bank	12.02%	10.19%	12.18%	14.11%	14.85%
Efficiency
Efficiency ratio	59.15%	56.59%	50.97%	45.28%	47.22%

     The above table represents key financial performance ratios that the Senior Management Team of the Company monitor on a monthly basis in comparison with Uniform Bank Performance Report peer data. Uniform Bank Performance Reports are available on all Federal Deposit Insurance Corporation insured financial institutions and are used to measure quality performance to peer groupings and may be obtained online at www.fdic.gov. Executive Management monitors the high-performing sector of the peer group and uses this data to examine strategies of other high-performing financial institutions and to establish the financial performance goals of the Company on an annual basis. These goals are then communicated through budgets, strategies, planning and projections to the Senior Leadership Team for implementation. Results are monitored both to plan and to peer at the Board of Directors level on a monthly basis.

Sources of Income

     The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The income of the Company depends to a great extent on net interest income. These interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Company’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Company is considered asset sensitive. Consequently, the Company is adversely affected by declining interest rates.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The Company reported net income of $4.2 million for the year ended December 31, 2003, representing an increase of approximately $486,000 or 13.1%, over net income of $3.7 million for the year ended December 31, 2002. The primary factors contributing to the increase in net income includes an increase of $2.2 million or 17.4% improvement in the net interest margin, a gain of 55.3% or $89,000 in mortgage service fee income and a gain of 20.4% or $59,000 in service charges over the prior period results.

     Increases in the net interest margin are primarily attributed to increases in the volume of earning assets coupled with reductions in the cost of funds. Increases in mortgage service fee income are a result of increased volumes and increases in service charges are related to the core deposit growth of the Company.

     The Company’s provision for loan losses decreased to $515,000 in 2003 from $620,000 in 2002. An increased volume of adversely classified loans, including impaired loans, attributed to the current level of provisions while growth in the portfolio was the principal factor for prior period provisions.

     Return on average assets (ROA) was 1.10% and return on average common equity (ROE) was 15.20% in 2003 compared with 1.09% and 13.92% respectively in 2002, directly related to the increase in net income. Diluted earnings per share for 2003 and 2002 were $1.51 and $1.29, respectively, an increase of 17.1% in 2003 over 2002. The Company’s average total assets increased to $381.6 million in 2003 or 12.5% from $339.2 million in 2002. As a result of the continuing expansion of the Company’s Roseville Bank of Commerce, deposits grew by $13.1 million or 4.2% primarily in the business demand sector, further enhancing the cost of funds. Liquidity provided by deposit growth was invested in available-for-sale securities while the loan portfolio decreased $2.0 million to $282.0 million over $284.0 million at December 2002.

     Average volume processed through the loan portfolio grew by $31.4 million or 12.4% over the prior year. Yields on portfolio loans dropped 43 basis points over the prior year due to the lingering effects of the dramatic rate reductions in 2002 and the timing of repricing opportunities, while federal funds sold dropped 54 basis points over the prior year. Interest-bearing liabilities recognized a drop of 70 basis points, resulting in a net interest margin (spread) of 4.22% compared with 4.06% in 2002 and 4.24% in 2001.

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

Net Interest Income and Net Interest Margin

     The primary source of income for the Company is derived from net interest income. Net interest income represents the excess of interest and fees earned on assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.

     Net interest income increased to $14.7 million in 2003 versus $12.5 million in 2002 and $11.2 million in 2001, representing a 17.4% increase in 2003 over 2002, and an 11.9% increase in 2002 over 2001. The average balance of total earning assets increased to $348.4 million or 13.0% over 2002.

     Average loan balances outstanding increased $31.4 million or 12.4% in 2003 compared with 2002, while average balances of securities and federal funds sold increased $8.4 million or 15.8% in 2003. The average yields on loans decreased by 43 basis points and securities income decreased by 63 basis points. The resulting yield on interest earning assets decreased to 5.53% in 2003 from 6.02% 2002.

     Total interest expense decreased to $4.6 million in 2003, from $6.0 million in 2002 and $9.0 million in 2001, representing a 23.3% decrease for 2003 over 2002, and a 33.3% increase in 2002 over 2001. Average balances of interest-bearing liabilities increased to $282.0 million over $259.1 million for the year ended December 31, 2003, or 8.9%. Yields on deposits decreased 70 basis points, to 1.63% from 2.33% in 2002. The reduction in funding costs reflects the Company’s strategy to grow core deposits and use Federal Home Loan borrowings to support growth while holding higher cost certificate of deposit accounts to a minimum. Demand checking accounts increased 24.5%, Interest-bearing demand instruments increased 17.8%, Savings deposits increased 15.3% while certificate of deposit accounts increased a modest 0.2% over the prior year.

     The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The Company’s net interest margin was 4.22% in 2003 and 4.06% in 2002. The combined effect of increasing the volume of earning assets and repricing deposit liabilities resulted in an increase of $2.2 million or 17.4% in net interest income for the year ended December 31, 2003 over 2002.

     The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets
Portfolio loans	$284,841	$17,655	6.20%	$253,454	$16,812	6.63%	$204,861	$17,459	8.52%
Tax-exempt securities	3,832	140	3.65%	3,276	138	4.21%	4,428	200	4.52%
US government securities	21,650	567	2.62%	21,184	730	3.45%	23,223	1,212	5.22%
Mortgage backed securities	20,139	724	3.60%	15,755	570	3.62%	7,737	433	5.60%
Federal funds sold	17,833	193	1.08%	13,978	227	1.62%	23,170	833	3.60%
Other securities	0	0	0.00%	661	88	13.31%	683	79	11.57%

Average Earning Assets	$348,295	$19,279	5.53%	$308,308	$18,565	6.02%	$264,102	$20,216	7.65%

Cash & due from banks	21,817			19,566			12,346
Bank premises and fixed assets	5,538			5,395			5,276
Other assets	5,998			5,903			4,887

Average Total Assets	$381,648			$339,172			$286,611

Interest Bearing Liabilities
Interest bearing demand	$94,677	$464	0.49%	$80,371	$597	0.74%	$57,288	$909	1.59%
Savings deposits	22,483	133	0.59%	19,493	145	0.74%	14,925	340	2.28%
Certificates of deposit	146,152	3,571	2.44%	145,824	5,115	3.51%	142,651	7,584	5.32%
Other borrowings	18,720	417	2.23%	13,383	191	1.43%	6,461	193	2.99%

	282,032	4,585	1.63%	259,071	6,048	2.33%	221,325	9,026	4.08%

Noninterest bearing Demand	62,957			50,583			34,259
Other liabilities	4,145			2,974			3,321
Stockholders’ equity	32,514			26,544			27,706

Average Liabilities and Stockholders’ equity	$381,648			$339,172			$286,611

Net Interest Income and Net Interest Margin		$14,694	4.22%		$12,517	4.06%		$11,190	4.24%

     Interest income on loans includes fee income of approximately $586,000, $272,000 and $285,000 for the years ended December 31, 2003, 2002, and 2001 respectively. The Company’s average total assets increased to $381.6 million in 2003 to $339.2 in 2002 and $286.6 in 2001, representing a 12.5% increase 2003 over 2002, and 18.3% increase in 2002 over 2001.

     The following tables set forth changes in interest income and expense for each major category of interest earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not solely attributable to rate or volume has been allocated to volume. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Analysis of Changes in Net Interest Income
Years ended December 31,

	2003 over 2002			2002 over 2001

	Average	Average		Average	Average
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease)
In Interest Income:
Portfolio loans	$1,945	$(1,102)	$843	$2,256	$(2,903)	$(647)
Tax-exempt securities	20	(18)	2	(52)	(10)	(62)
US government securities	(12)	(151)	(163)	(173)	(309)	(482)
Mortgage backed securities	184	(30)	154	244	(115)	137
Federal funds sold	42	(76)	(34)	(263)	(343)	(606)
Other securities	0	(88)	(88)	0	9	9

Total Increase (Decrease)	2,179	(1,465)	714	2,012	(3,671)	(1,651)

(Decrease) Increase
In Interest Expense:
Interest bearing demand	70	(203)	(133)	51	(363)	(312)
Savings accounts	18	(30)	(12)	(23)	(172)	(195)
Certificates of deposit	8	(1,552)	(1,544)	(534)	(1,935)	(2,469)
Other borrowings	119	107	226	73	(75)	(2)

Total (Decrease) Increase	215	(1,678)	(1,463)	(433)	(2,545)	(2,978)

Net (Decrease) Increase	$1,964	$213	$2,177	$2,445	$(1,118)	$1,327

Noninterest Income

     The following table sets forth a summary of noninterest income for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Noninterest income:
Service charges on deposit accounts	$348	$289	$222
Payroll and benefit processing fees	331	302	238
Earnings on cash surrender-Bank owned life insurance	233	247	213
Net realized gain on sale of securities available-for-sale	88	275	557
Net gain on sale of loans	101	60	118
Merchant credit card service income, net	408	425	940
Mortgage brokerage fee income	251	161	67
Other income	390	332	468

Total Noninterest income	$2,150	$2,091	$2,823

     The Company’s noninterest income consists of payroll and benefit processing fees, processing fees for merchants who accept credit card payments for goods and services, service charge on deposit accounts, mortgage servicing fees and other service fees. For the year ended December 31, 2003, non-interest income represented 10.0% of the Company’s revenues (interest income plus noninterest income) versus 10.1% in 2002 and 12.3% in 2001.

     Service charges on deposit accounts increased $59,000 or 20.4% over 2002 reflective of the $13.1 million growth in core deposits over the prior period. Total noninterest income in 2003 was $2.2 million compared to $2.1 million in 2002 an down from $2.8 million in 2001. The decrease of $733,000 or 25.9% in 2002 is related to the decrease in merchant credit card processing fees and gains on sale of securities.

Noninterest Expense

     The following table sets forth a summary of noninterest expense for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Salaries & related benefits	$5,451	$4,709	$3,948
Occupancy & equipment expense	1,471	1,463	1,117
FDIC insurance premium	49	48	45
Data processing fees	217	89	79
Professional service fees	654	441	449
Deferred compensation expense	256	239	219
Stationery & supplies	219	235	193
Postage	103	106	101
Directors’ expenses	241	257	271
Other expenses	999	680	721

Total Noninterest expense	$9,660	$8,267	$7,143

     Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses. The increase in operating expenses in 2003 over 2002 are primarily due to salaries and benefits and occupancy expenses reflective of the growth in assets in both the Redding and Sacramento markets. Noninterest expense for 2003 increased to $9.7 million compared to $8.3 million for 2002 and $7.1 million in 2001, representing an increase of $1,394,000 or 16.9% in 2003, and $1,124,000 or 15.7% in 2002.

Income Taxes

     The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before income taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. Increases and decreases in the provision for taxes reflect changes in the Company’s income before income taxes.

     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2003	2002	2001

Income tax provision	$2,487	$2,025	$2,342
Effective tax rate	37.3%	35.4%	35.4%

Asset Quality

     The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento and Shasta counties, California, and the location of the Bank’s four full services branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although The Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

	As of December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Commercial & financial	$104,509	$99,084	$76,913	$61,069	$53,383
Real Estate-construction	66,741	40,662	45,331	37,531	37,859
Real Estate-commercial	102,953	124,210	82,892	79,748	69,327
Real Estate- mortgage	7,086	19,126	13,725	14,363	9,515
Installment	451	720	440	430	294
Other loans	632	662	709	1,396	2,811
Less:
Deferred loan fees and costs	494	584	134	241	372
Allowance for Loan losses	3,675	3,529	2,916	2,710	2,708

Net Loans	$278,203	$280,351	$216,960	$191,586	$170,109

     Net portfolio loans decreased $2.2 million or 0.80%, to $278.2 million at December 31, 2003 over $280.4 million at December 31, 2002 primarily due to refinance activity in the commercial real estate sector. During 2003, commercial and financial loans increased $5.4 million or 5.5% while the real estate related portfolio decreased $7.2 million or 3.9%. The portfolio mix shifted towards commercial lending in comparison to 2002, with commercial and financial loans of approximately 37.6%, real estate construction of 24.0% and commercial real estate at 37.0%.

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

Nonperforming Assets

     The following table sets forth a summary of the Company’s nonperforming loans and other assets as of the dates indicated:

	As of December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Nonaccrual loans	$3,931	$0	$59	$801	$394
90 days past due and still accruing interest	712	7	290	0	0

Total nonperforming loans	4,643	7	349	801	394
Other real estate owned	0	338	0	0	40

Total nonperforming assets	$4,643	$345	$349	$801	$434

     Management believes that the Company’s loan portfolio is sound and performing well, however there are indications of deterioration during the year. Impairment reviews were completed on loans with two borrowers that indicated impairment existed. Management reviewed the credits and determined that the impaired amounts were fully funded in the allowance for loan losses. Although the loans are paid current, they were placed into nonaccrual status. The Company’s nonaccrual loans increased to $3.9 million during 2003 while OREO decreased to $0 during 2003, resulting from a sale of other real estate owned.

     The following table sets forth the maturity distribution of the Company’s commercial and real estate construction loans outstanding as of December 31, 2003, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
(Dollars in thousands)	Within One Year	through Five Years	After Five Years	Total

Commercial & financial	$84,343	$3,891	$16,275	$104,509
Real Estate - construction	60,986	2,817	2,939	66,742
Real Estate - commercial	35,115	3,249	64,589	102,953

Total	$180,444	$9,957	$83,803	$274,204

Loans due after one year with:
Fixed Rates		$9,303	$83,803	$93,106
Variable Rates		654	0	654

Total		$9,957	$83,803	$93,760

Available-for-sale securities

     The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2003. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			After One through		After Five through		Over
	Within One		Five		Ten		Ten
	Year		Years		Years		Years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$1,002	1.83%	$12,769	2.54%	$7,997	3.44%	$0	0.00%	$21,768	2.36%
Obligations of state and political subdivisions	60	5.05%	835	2.71%	2,023	3.71%	3,525	3.50%	6,442	3.48%
Mortgage backed securities	0	0.00%	0	0.00%	9,655	3.98%	22,626	4.02%	32,281	3.97%
Corporate and other bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Bankers Acceptances	9,993	1.00%	0	0.00%	0	0.00%	0	0.00%	9,993	1.00%

Total	$11,055	2.01%	$13,604	2.55%	$19,675	3.73%	$26,151	3.91%	$70,484	3.51%

Deposit Structure

     The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	Years Ended December 31,
	2003		2002		2001

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

NOW accounts	$52,508	0.31%	$43,261	0.45%	$32,684	1.59%
Savings	22,483	0.59%	19,493	0.76%	14,925	2.28%
Money market accounts	42,169	0.74%	37,110	1.09%	24,604	2.45%
Certificates of deposit	146,152	2.41%	145,824	3.23%	142,651	5.32%
Other borrowings	18,720	1.22%	13,383	1.43%	6,461	2.99%

Interest bearing deposits	282,032		259,071		221,325
Noninterest bearing deposits	62,957		50,583		34,259

Total	$344,989		$309,654		$255,584

     The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2003:

Deposit Maturity Schedule

(Dollars in thousands)	2003

Three months or less	$45,762
Four through twelve months	28,550
Over twelve through thirty six months	5,620
Over thirty six months	0

Total	$79,932

Capital Management and Adequacy

     The Company uses capital to fund organic growth, pay dividends and repurchase its shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. The Company’s potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt and trust preferred securities.

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

     This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising stockholders’ equity) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALL). The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital is to be comprised of common equity; the balance may consist of debt securities and a limited portion of the ALL.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31,

2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 are presented in the table.

			Well	Minimum
		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$35,775,892	9.10%	n/a	4.0%
Tier 1 Risk-Based	35,775,892	11.19%	n/a	4.0%
Total Risk-Based	39,773,421	12.44%	n/a	8.0%
Redding Bank of Commerce
Leverage	$34,430,147	8.84%	5.0%	4.0%
Tier 1 Risk-Based	34,430,147	10.77%	6.0%	4.0%
Total Risk-Based	38,427,676	12.02%	10.00%	8.0%

     The Company paid a cash dividend of $0.65 cents per share on the Company’s common stock paid to shareholders of record as of October 1, 2003.

     During the first quarter 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Notes”). These trust notes qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were loaned from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital.

     The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2003 was 4.45%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date

Transactions with Related Parties

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

     Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2003 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

     An analysis of the activity in related party loans consists of the following:

	December 31,

	2003	2002

Balance at beginning of year	$5,150,404	$921,075
New loan additions	2,559,874	2,695,391
Other additions	0	2,107,196
Principal repayments	(3,586,566)	(573,258)

Balance at end of year	$4,123,712	$5,150,404

Impact of Inflation

     Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2003 on the financial statements have not been material.

Commitments

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets.

The off-balance sheet credit risk exposure of the Company is the contractual amount of commitments to extend credit and stand-by letters of credit. The Company applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

	December 31,

	2003	2002
Off-balance sheet commitments:
Commitments to extend credit	$90,768,902	$83,909,436
Standby letters of credit	4,594,010	3,858,203

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated.

Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but generally includes real estate, securities and cash.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Company upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash and securities.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.

Commitments and contingent liabilities

Lease Commitments - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2003 are below:

(Dollars in thousands)

2004	$406
2005	$412
2006	$321
2007	$327
2008	$333
Thereafter	$1,226

Total	$3,025

Minimum rental income due in the future under noncancellable leases	$259

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The goal for managing the assets and liabilities of the Company is to maximize stockholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The absolute level and volatility of interest rates can have a significant impact on the Company’s profitability. Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Company does not operate a trading account, does not hold any financial derivatives and does not hold a position with exposure to foreign currency exchange or commodities. The Company faces market risk through interest rate volatility.

     The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Company has an Asset/Liability Management Committee (“ALCO”) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. Based on economic conditions, asset quality and other considerations, the ALCO establishes tolerance ranges for interest rate sensitivity. Simulation of net interest margin, net income and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk.

     The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 200 to - 200 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.

     The formal policies and practices adopted by the Company to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 200 basis points. Because of the Company’s predisposition to variable rate, pricing and noninterest bearing demand deposit accounts the Company is asset sensitive.

     As a result, management anticipates that, in a declining interest rate environment, the Company’s net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company’s net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Company is asset sensitive, the Company is adversely affected by declining rates rather than rising rates.

     To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2003, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $575,000 and $1,149,000, respectively, with a similar and opposite result attributable to a 100 or 200 basis point increase in the federal fund rate. The ALCO has established a policy limitation to interest rate risk of -14% of net interest margin.

     The following table sets forth, as of December 31, 2003, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

	At December 31, 2003

	Within 3	3 Months to	One Year to
(Dollars in thousands)	Months	One Year	Five Years	Over Five Years	Total

Interest-Earning Assets
Held-to-maturity securities	$—	$—	$661	$730	$1,391
Available-for-sale securities	9,993	1,068	13,648	45,325	70,034
Federal funds sold	8,195	—	—	—	8,195
Loans, net	167,254	25,802	8,904	76,243	278,203

Total Interest-earning Assets	$185,442	$26,870	$23,213	$122,298	$357,823

Interest-Bearing Liabilities
Demand	$94,051	$—	$—	$—	$94,051
Savings Accounts	22,197	—	—	—	22,197
Certificates of deposit	51,758	60,452	27,859	—	140,069
Other borrowings	33,749	0	—	—	33,749

Total Interest-bearing Liabilities	$201,755	$60,452	$27,859	$—	$290,066

Interest Sensitivity GAP	($16,313)	($33,582)	($4,646)	$122,298	$67,757
Cumulative Sensitivity GAP		($49,895)	($54,541)	$67,757
As a percentage of earning assets:
Interest Sensitivity GAP	0.92	0.44	0.83	100.0	1.23
Cumulative Sensitivity GAP	(0.09)	(1.25)	(0.20)	1.00

     The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the annual net interest income of the Company. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and (iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100 or 200 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the Company’s mix and level of rate-sensitive assets and liabilities will have on the Company’s net interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and
Directors of Redding Bancorp:

We have audited the accompanying consolidated balance sheets of Redding Bancorp and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redding Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
February 24, 2004

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$23,843,864	$23,831,729
Federal funds sold	8,195,000	10,760,000

Cash and cash equivalents	32,038,864	34,591,729
Securities available-for-sale (including pledged collateral of $10,589,000 at December 31, 2003 and $13,833,000 at December 31, 2002)	70,034,442	32,327,843
Securities held-to-maturity, at cost (estimated fair value of $1,460,052 at December 31 2003 and $2,561,297 at December 31 2002)	1,390,851	2,405,112
Loans, net of the allowance for loan losses of $3,675,084 at December 31, 2003 and $3,528,968 at December 31, 2002	278,203,553	280,350,879
Bank premises and equipment, net	5,812,789	5,365,956
Other assets	13,677,153	12,656,243

TOTAL ASSETS	$401,157,652	$367,697,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - noninterest bearing	$71,221,552	$55,169,920
Demand - interest bearing	94,051,087	88,250,730
Savings accounts	22,196,598	20,796,543
Certificates of deposit	140,069,406	150,229,457

Total Deposits	327,538,643	314,446,650
Securities sold under agreements to repurchase	3,748,797	3,704,385
Federal Home Loan Bank borrowings	30,000,000	18,000,000
Other liabilities	4,359,019	3,879,597
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000,000	0

Total liabilities	370,646,459	340,030,632
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2003 and 2002	—	—
Common stock, no par value; 10,000,000 shares authorized; 2,710,058 shares issued and outstanding in 2003 and 2,641,536 shares issued and outstanding in 2002	9,539,752	8,714,767
Retained earnings	21,236,140	18,813,703
Accumulated other comprehensive (loss) income, net of tax	(264,699)	138,660

Total stockholders’ equity	30,511,193	27,667,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,157,652	$367,697,762

See accompanying notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003 ,2002 AND 2001

	2003	2002	2001

Interest income:
Interest and fees on loans	$17,655,479	$16,812,119	$17,459,219
Interest on tax-exempt securities	139,895	138,573	199,520
Interest on U.S. government securities	1,290,481	1,299,956	1,644,870
Interest on federal funds sold and securities purchased under agreement to resell	193,089	226,854	832,960
Interest on other securities	0	87,691	79,293

Total interest income	19,278,944	18,565,193	20,215,862

Interest expense:
Interest on demand deposits	463,708	596,646	909,488
Interest on savings deposits	132,758	144,845	340,245
Interest on certificates of deposit	3,570,686	5,115,243	7,583,718
Interest on FHLB and other borrowings	233,649	191,194	192,702
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	183,805	0	0

Total interest expense	4,584,606	6,047,928	9,026,153

Net interest income	14,694,338	12,517,265	11,189,709
Provision for loan losses	515,000	620,000	255,000

Net interest income after provision for loan losses	14,179,338	11,897,265	10,934,709

Noninterest income:
Service charges on deposit accounts	348,086	289,042	221,959
Payroll and benefit processing fees	331,492	301,983	237,861
Earnings on cash surrender value - Bank owned life insurance	233,094	246,796	213,228
Net gain on sale of securities available-for-sale	88,395	275,425	556,993
Net gain on sale of loans	101,005	59,604	118,018
Merchant credit card service income, net	407,945	424,557	940,234
Mortgage brokerage fee income	250,451	161,439	67,164
Other income	389,698	332,108	468,031

Total noninterest income	2,150,166	2,090,954	2,823,488

Noninterest expense:
Salaries and related benefits	5,450,874	4,709,133	3,948,301
Occupancy and equipment expense	1,470,722	1,463,252	1,116,634
FDIC insurance premium	49,431	47,852	44,791
Data processing fees	217,169	88,589	78,700
Professional service fees	653,698	440,985	449,115
Deferred compensation expense	255,612	239,128	219,029
Stationery and supplies	219,473	234,991	193,123
Postage	102,650	105,597	100,664
Directors’ expenses	241,384	256,672	270,756
Other expenses	999,157	680,416	721,697

Total noninterest expense	9,660,170	8,266,615	7,142,810

Income before income taxes	6,669,334	5,721,604	6,615,387
Provision for income taxes	2,486,658	2,025,144	2,341,725

Net Income	$4,182,676	$3,696,460	$4,273,662

Basic earnings per share	$1.56	$1.38	$1.52

Weighted average shares - basic	2,677,828	2,670,889	2,813,629
Diluted earnings per share	$1.51	$1.29	$1.44

Weighted average shares - diluted	2,775,636	2,868,073	2,966,551

See accompanying notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 ,2002 AND 2001

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income(Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at January 1, 2001		2,884,181	$9,370,979	$19,296,510	86,780	$28,754,269

Comprehensive Income:
Net Income	$4,273,662			4,273,662		4,273,662
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	264,832
Less: reclassification adjustment for gains included in net income, net of tax	(359,650)

Other Comprehensive Income	(94,818)				(94,818)	(94,818)

Total Comprehensive Income	$4,178,844

Cash dividends ($0.65 per share)				(1,792,391)		(1,792,391)
Compensation expense associated with stock options			67,200			67,200
Stock options exercised		13,115	42,625	81,126		123,751
Purchase and retirement of common stock		(193,839)	(629,978)	(3,461,846)		(4,091,824)

Balance at December 31, 2001		2,703,457	$8,850,826	18,397,061	(8,038)	27,239,849

Comprehensive Income:
Net Income	$3,696,460			3,696,460		3,696,460
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	324,623
Less: reclassification adjustment for gains included in net income, net of tax	(177,925)

Other Comprehensive Income	146,698				146,698	146,698

Total Comprehensive Income	$3,843,158

Cash dividends ($0.65 per share)				(1,721,279)		(1,721,279)
Compensation expense associated with stock options			67,200			67,200
Stock options exercised		31,060	102,141	197,566		299,707
Purchase and retirement of common stock		(92,981)	(305,400)	(1,782,102)		(2,087,502)
Tax benefit on exercise of options				25,997		25,997

Balance at December 31, 2002		2,641,536	$8,714,767	$18,813,703	$138,660	$27,667,130

(Continues)

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income (Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2002		2,641,536	$8,714,767	$18,813,703	$138,660	$27,667,130

Comprehensive Income:
Net Income	4,182,676			4,182,676		4,182,676
Other Comprehensive Income:
Unrealized holding losses arising during period, net of tax	(347,918)
Less: reclassification adjustment for gains included in net income, net of tax	(55,441)
Other Comprehensive Income	(403,359)				(403,359)	(403,359)

Total Comprehensive Income	$3,779,317

Cash dividends ($0.65 per share)				(1,760,239)		(1,760,239)
Compensation expense associated with stock options			22,404			22,404
Stock options exercised		68,522	621,452			621,452
Tax benefit on exercise of options			181,129			181,129
Balance at December 31, 2003		2,710,058	$9,539,752	$21,236,140	($264,699)	$30,511,193

     See accompanying notes to the consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$4,182,676	$3,696,460	$4,273,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	515,000	620,000	255,165
Provision for depreciation and amortization	691,859	737,020	604,945
Compensation expense associated with stock options	22,404	67,200	67,200
Gain on sale of securities available-for-sale	(88,395)	(275,425)	(556,993)
Amortization of securities premiums and accretion of discounts, net	325,112	534,180	(230,797)
Gain on sale of loans	(101,005)	(59,604)	(118,018)
Gain on sale of fixed assets	(2,036)	(18,806)	(0)
Proceeds from sale of loans	1,193,689	1,326,629	6,221,668
Loans originated for sale	(1,092,684)	(1,386,233)	(6,339,686)
Deferred income taxes	(514,197)	(319,820)	(361,654)
Effect of changes in:
Other assets	(364,438)	(2,115,248)	(3,490,237)
Deferred loan fees	(89,540)	448,944	(105,915)
Other liabilities	479,422	317,047	181,842

Net cash provided by operating activities	5,157,867	3,572,344	401,182

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	20,115,204	18,539,071	25,085,086
Proceeds from sale of available-for-sale securities	15,244,634	42,062,130	25,509,556
Purchases of available-for-sale securities	(73,979,119)	(52,074,912)	(68,912,632)
Maturities of held-to-maturity securities	1,025,791	1,711,823	0
Loan originations, net of principal repayments	1,721,867	(64,002,564)	(25,287,506)
Purchase of Bank premises and equipment, net	(1,017,857)	(626,255)	(601,968)

Net cash used in investing activities	(36,889,480)	(54,390,707)	(44,207,464)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	23,252,044	32,765,223	34,169,894
Net (decrease) increase in certificates of deposit	(10,160,051)	245,883	29,229,493
Increase (decrease) in securities sold under agreements to repurchase	44,412	(3,075,847)	1,512,760
Proceeds from Federal Home Loan Bank advances	55,000,000	28,000,000	0
Repayments of Federal Home Loan Bank advances	(43,000,000)	(10,000,000)	0
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000,000	0	0
Cash dividends	(1,760,239)	(1,721,279)	(1,792,391)
Equity transactions, net	802,582	(1,761,798)	(3,968,074)

Net cash provided by financing activities	29,178,748	44,452,182	59,151,682

Net increase (decrease) in cash and cash equivalents	(2,552,865)	(6,366,181)	15,345,400
Cash and cash equivalents at beginning of year	34,591,729	40,957,910	25,612,510

Cash and cash equivalents at end of year	$32,038,864	$34,591,729	$40,957,910

REDDING BANKCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

	2003	2002	2001
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,258,200	$1,915,800	$2,704,145
Interest	$4,655,112	$6,161,458	$9,103,849
Supplemental Schedule of Non cash Investing and Financing Activities
Transfer from loans to other real estate owned	$0	$337,977	$0

See accompanying notes to consolidated financial statements.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	THE BUSINESS OF THE COMPANY

Redding Bancorp (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Redding Bancorp is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). Bancorp’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and RBC Mortgage Services, (formerly Redding Service Corporation) (collectively the “Company”). The Company has an unconsolidated subsidiary in Redding Bancorp Trust. On January 2, 2003, Redding Service Corporation changed names to RBC Mortgage Services. The subsidiary offers mortgage brokerage services through an affiliate agreement with the Bank of Walnut Creek. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding and Roseville, California, a suburb of the greater Sacramento metro area.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. The Company considers California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing (“NOW”) and savings accounts, money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The more significant accounting and reporting policies and estimates applied in the preparation of the accompanying consolidated financial statements are discussed below.

Principles of Consolidation - The consolidated financial statements include the accounts of the Holding Company, the Bank and RBC Mortgage Services. All significant intercompany balances and transactions have been eliminated in consolidation.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include amounts due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

Securities purchased under agreements to resell- The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist primarily of U.S. Treasury and Agency securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Company’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. In general, these agreements matured within 90 days and no material amount of agreements to resell securities purchased is outstanding with any individual dealer.

Securities - At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income(loss), a separate component of stockholders’ equity. Gains or losses on sale of securities are based on the specific identification method.

Loans - Loans are stated at the principal amounts outstanding less deferred loan fees and costs and the allowance for loan losses. Interest on commercial, installment and real estate loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized over the contractual life of the loans as an adjustment of their yield. A loan is impaired when, based on current information and events, management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired.

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
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Allowance for Loan Losses - The allowance for loan losses are established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.

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

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation included in occupancy and equipment expenses is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.

Securities Sold under Agreements to Repurchase - At December 31, 2003 and 2002, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government and Agency securities. These securities are held as collateral for non-FDIC insured deposits.

Federal Home Loan Bank Borrowings - As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.

Core Deposit Intangibles - In June 2001, the Company purchased a bank branch office. Because of this acquisition, the Company recorded core deposit intangibles, which are being amortized over seven years by the straight-line method. Amortization expense for the year ended December 31, 2003, 2002 and 2001 was $118,800, $118,800 and $54,936, respectively. Estimated amortization expense for 2004, 2005, 2006, 2007 and 2008 is approximately $106,000 per year.

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the dilutive effect that could occur if the Company’s outstanding stock options were exercised and converted into common stock, net of estimated shares that could be reacquired with proceeds from the exercise of such options. Stock options are considered to be common stock equivalents. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Basic EPS Calculation
Numerator (net income)	$4,182,676	$3,696,460	$4,273,662
Denominator (weighted average common shares outstanding)	2,677,828	2,670,889	2,813,629
Basic EPS	$1.56	$1.38	$1.52
Diluted EPS Calculation
Numerator (net income)	$4,182,676	$3,696,460	$4,273,662
Denominator:
Weighted average common shares outstanding	2,677,828	2,670,889	2,813,629
Diluted effect of stock options	97,808	197,184	152,922

Adjusted weighted average common shares outstanding	2,775,636	2,868,073	2,966,551

Diluted EPS	$1.51	$1.29	$1.44

Other Real Estate Owned - Real estate acquired by foreclosure, is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired, less costs to sell, by a charge to the allowance for loan losses, if necessary. Fair value of other real estate is generally determined based on an appraisal of the property. Any subsequent write-downs are charged against noninterest expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. This includes the buyer’s initial and continuing investment, the degree of continuing involvement by the Company with the property after the sale, and other matters. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

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

Stock Option Plan - The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, to stock-based employee compensation.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Net income before option expense less compensation expense associated with stock options

	Year Ended December 31
	2003	2002	2001

Net income before option expense less compensation expense associated with stock options	$4,205,080	$3,763,660	$4,340,862
	(22,404)	(67,200)	(67,200)

Net income as reported	$4,182,676	$3,696,460	$4,273,662
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(77,803)	(168,352)	(149,340)

Pro forma net income	$4,104,873	$3,528,108	$4,124,322

Earnings per share:
Basic - as reported	$1.56	$1.38	$1.52

Basic - pro forma	$1.53	$1.32	$1.47

Diluted - as reported	$1.51	$1.29	$1.44

Diluted - pro forma	$1.48	$1.24	$1.39

In 2003, 2002 and 2001 there were no shares that could potentially dilute basis EPS in the future that were excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

Comprehensive Income - Comprehensive income includes net income and other comprehensive income (loss). The Company’s only source of other comprehensive income (loss) is unrealized gains and losses on securities available-for-sale. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting.

Segment Reporting -Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company does not have reportable segments. In prior reporting periods, The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company’s customers except credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank’s agreement to provide credit and debit card processing services for merchants solicited by an ISO or the Bank who accept credit and debit cards as payments for goods and services. In the current year, the Company accounted for its operations as one operating segment.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Income before income taxes:	2003	2002	2001

Commercial Banking	$6,669,334	$5,297,047	$5,675,153
Merchant credit card service income, net	—	424,557	940,234

	$6,669,334	$5,721,604	$6,615,387

Derivative Instruments and Hedging Activities - The Company did not enter into any freestanding derivative contracts or identify any embedded derivatives requiring bifurcation and separate valuation during 2003 or 2002.

Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation) -In January 2003, the Financial Accounting Standards Board (“FASB”) issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation), FASB Interpretation No. 46 (“FIN 46”).The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. As of December 31, 2003, management believes that the Company does not have any VIE’s which would be consolidated under the provisions of FIN 46.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how the Company should classify and measure certain financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning, with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments beginning after June 15, 2003. The new standards for the classification and measurement of financial instruments should be applied retroactively. Any gain or loss resulting from the implementation of SFAS No. 150 will be reported as a cumulative effect of a change in accounting principle. The adoption of the standards of this Statement has no impact on the Company’s financial position or results of operations.

Accounting for Guarantors and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - In November 2002, the FASB issued FASB Interpretation no. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which it superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 31, 2002. The adoption of the measurement provisions of this Interpretation has no impact on the Company’s financial position or results of operations. However, during the fourth quarter of 2003 the Company deconsolidated its wholly-owned subsidiary grantor trust and the provisions of FIN 46.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2003 and 2002 was approximately $7,760,000 and $5,855,000 respectively. In addition, the Bank maintains compensating balances with its primary correspondent, which totaled $2,500,000 at December 31, 2003 and 2002.

4.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2003

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$21,767,536	$60,402	$(464,721)	$21,363,217
Obligations of state and political subdivisions	6,442,310	68,697	(125,878)	6,385,129
Bankers acceptances	9,993,211	0	0	9,993,211
Mortgage-backed securities	32,281,173	115,202	(103,490)	32,292,885

	$70,484,230	$244,301	$(694,089)	$70,034,442

	December 31, 2002

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$11,653,552	$56,759	$(0)	$11,710,311
Obligations of state and political subdivisions	1,191,049	50,729	(0)	1,241,778
Mortgage backed securities	19,268,596	110,714	(3,556)	19,375,754

	$32,113,197	$218,202	$(3,556)	$32,327,843

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2003 and 2002, consist of the following:

	December 31, 2003

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$1,390,851	$69,201	$0	$1,460,052

	December 31, 2002

				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$2,405,112	$156,185	$0	$2,561,297

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The amortized cost and estimated fair value of securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$11,054,737	$11,062,147	$0	$0
Due after one year through five years	13,604,313	13,648,376	661,112	664,497
Due after five years through ten years	19,674,108	19,326,590	0	0
Due after ten years	26,151,072	25,997,329	729,739	795,555

	$70,484,230	$70,034,442	$1,390,851	$1,460,052

At December 31, 2003, the Company’s securities available-for-sale shown below have been in a continuous loss position for periods less than 12 months as shown below:

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U.S. Agencies	$12,787,715	($464,721)	$0	$0	$12,787,715	($464,721)
Obligations of state and political Subdivisions	$3,643,909	($125,878)	$0	$0	$3,643,909	($125,878)
Mortgage-backed securities	$17,641,703	($103,490)	$0	$0	$17,641,703	($103,490)

Total temporarily impaired securities	$34,073,327	($694,089)	$0	$0	$34,073,327	($694,089)

Securities are classified as either held-to-maturity or available-for-sale. Securities that the Company has the intent and ability to hold to maturity are designated held-to-maturity and are stated at amortized cost. The Company has determined that all other securities might be sold before maturity to support its investment strategies. Accordingly, these other investments are classified as available-for-sale and are stated at fair value based on quoted market prices. Economic factors may affect market pricing over the stated maturity of the security. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), net of income taxes where applicable. The Company recognizes an impairment charge when the decline in the fair value of its investments below the cost basis is judged to be other than temporary. As of December 31, 2003, thirteen securities were in a loss position. The Company has determined the loss position to be temporary and no impairment charges have occurred. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AAA on the overall portfolio.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

At December 31, 2003, the Company has pledged $1,000,000 of securities for treasury, tax and loan accounts, $5,840,000 for deposits of public funds and $3,749,000 for collateralized repurchase agreements.

Gross realized gains and losses, respectively on the sale of available-for-sale securities were $93,528 and $5,133 in 2003. Gross unrealized gains and gross unrealized losses, respectively, on available-for-sale, securities were $244,301 and $694,089 in 2003 and were $218,202 and $3,556 in 2002.There were no gains or losses recognized in securities held-to-maturity in 2003, 2002 and 2001.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loan balances consist of the following:

	December 31,

	2003	2002
Commercial and financial loans	$104,508,704	$99,083,692
Real estate - construction loans	66,741,598	40,661,859
Real estate - commercial	102,952,921	124,209,767
Real estate - mortgage	7,085,683	19,126,034
Installment loans	451,567	720,484
Other	632,529	661,917

	282,373,002	284,463,753
Less:
Deferred loan fees, net	494,366	583,906
Allowance for loan losses	3,675,084	3,528,968

	$278,203,553	$280,350,879

Included in total loans are nonaccrual loans of $3,930,810 and $0 at December 31, 2003 and 2002, respectively. If interest on nonaccrual loans at December 31, 2003 and 2002 had been accrued, such interest income would have approximated $184,785 and $2,389 during the years ended December 31, 2003 and 2002, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank had outstanding balances of $4,028,004 and $6,818 in impaired loans that had impairment allowances of $837,000 and $1,023 as of December 31, 2003 and 2002, respectively.

The average outstanding balance of impaired loans were $2,235,293, $14,277 and $187,277, for the years ended December 31, 2003, 2002 and 2001 respectively. There was interest of $0 ,$0 and $18,333 recognized on impaired loans during the year ended December 31, 2003, 2002 and 2001, respectively. The Company services, for others, loans and participation of loans that are sold of $5,971,387 and $5,892,988 as of December 31, 2003 and 2002, respectively.

The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer and Sacramento counties, in California, and the location of the four full service offices of the Bank. Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan.

At December 31, 2003 and 2002, the Company had pledged $35,689,544 and $28,768,517, respectively, in loans as available collateral for Federal Home Loan Bank borrowings.

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of year	$3,528,968	$2,915,906	$2,709,717
Provision for loan losses	515,000	620,000	255,000
Loans charged off	(379,717)	(25,839)	(535,179)
Recoveries of loans previously charged off	10,833	18,901	486,368

Balance at end of year	$3,675,084	$3,528,968	$2,915,906

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

		December 31,
	Estimated
	Lives	2003	2002

Land		$1,507,628	$1,507,628
Bank buildings	31.5 years	4,049,397	4,002,958
Furniture, fixtures and equipment	3 - 7 years	4,440,834	3,899,319

		9,997,859	9,409,905
Less accumulated depreciation		(4,485,843)	(4,071,309)

		5,512,016	5,338,596
Construction in progress		300,773	27,360

		$5,812,789	$5,365,956

Depreciation expense, included in net occupancy and equipment expense, is $573,059, $737,020, and $604,945 for the years ended December 31, 2003, 2002 and 2001, respectively.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

7.	OTHER ASSETS

Other assets consist of the following:

	December 31,

	2003	2002

Cash surrender value of bank owned life insurance policies	$4,593,005	$4,398,275
Deferred tax asset, net	2,369,208	1,855,011
Accrued interest on loans	1,135,786	1,240,255
Accrued interest on investment securities	288,590	282,821
Goldman Sachs Sweep account receivable	2,607,284	1,451,938
Federal Home Loan Bank Stock	1,500,000	1,409,900
Core Deposit Intangible, net of accumulated amortization of $292,536 and $173,736	476,609	595,409
Other Real Estate Owned	0	337,977
Other	551,671	1,084,657

	$13,522,153	$12,656,243

8.	DEPOSITS

Time certificates of deposit of $100,000 or more totaled $79,931,791 and $81,682,952 at December 31, 2003 and 2002, respectively. Interest expense on such deposits was $1,937,164, $2,260,692 and $3,114,739 during 2003, 2002 and 2001, respectively. At December 31, 2003, the scheduled maturities for all time deposits are as follows:

Deposit Maturity Schedule

Three months or less	$51,758,081
Four through twelve months	60,451,517
Over twelve through thirty-six months	27,859,808
Over thirty-six months	0

Total	$140,069,406

9.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,

	2003	2002

Deferred compensation	$2,830,193	$2,546,657
Employee incentive payable	401,026	275,182
Accrued 401(k) match payable	136,166	123,000
Accrued interest payable	202,450	272,956
Reserve for off-balance sheet commitments	263,876	263,876
Other	525,308	397,926

	$4,359,019	$3,879,597

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

10.	FEDERAL HOME LOAN BANK ADVANCES

Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $30,000,000 as of December 31, 2003 and $18,000,000 as of December 31, 2002. The FHLB advances bear fixed rates of interest ranging from 0.97% to 1.39%. Interest is payable on a monthly basis. FHLB advances due as follows: $10,000,000 maturing January 2, 2004 at 0.97%, $10,000,000 maturing January 22, 2004 at 1.11% and $10,000,000 maturing February 4, 2004 at 1.39%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,500,000 and to pledge $35,689,544 and $28,768,517 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2003 and 2002.

11.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUST

During the first quarter 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2003 was 4.45%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the fourth quarter of 2003 the Company deconsolidated the grantor trust under FIN 46.

12.	INCOME TAXES

Provision for income taxes consists of the following:

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$2,171,432	$1,966,162	$2,197,404
State	568,351	459,196	397,186

Total currently payable	2,739,783	2,425,358	2,594,590

Deferred:
Federal	(153,895)	(305,390)	(220,322)
State	(99,230)	(94,824)	(32,543)

Total deferred provision	(253,125)	(400,214)	(252,865)

Total provision for income taxes	$2,486,658	$2,025,144	$2,341,725

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income

	2003	2002	2001

Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	4.64	4.20	3.50
Tax-exempt interest	(0.67)	(0.76)	(0.89)
Other	(0.69)	(2.05)	(1.21)

	37.28%	35.39%	35.40%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 consist of the following:

	2003	2002

Deferred tax assets:
State franchise taxes	$173,511	$135,405
Deferred compensation	1,269,059	1,148,064
Loan loss reserves	1,296,097	1,183,081
Net unrealized losses on securities available-for-sale	185,088	0
Other	184,189	110,409

Total deferred tax assets	3,107,944	2,576,959

Deferred tax liabilities:
Depreciation	(264,068)	(165,694)
Net unrealized gains on securities available-for-sale	(0)	(75,986)
Deferred loan origination costs	(310,942)	(350,282)
Deferred state taxes	(163,726)	(129,986)
Other	(0)	(0)

Total deferred tax liabilities	(738,736)	(721,948)

Net deferred tax asset	$2,369,208	$1,855,011

13.	STOCK OPTION PLAN

On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “Plan”) which was approved by the Company’s stockholders on April 21, 1998. The Plan provides for awards in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant.

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
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

A total of 594,000 shares of the Company’s common stock are reserved for grant under the Plan.

The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding, December 31, 2000	398,915	$8.91
Granted	42,050	$18.73
Exercised	(13,115)	$9.09

Options outstanding, December 31, 2001	427,850	$9.87

Granted	22,300	$20.00
Exercised	(31,060)	$9.65
Forfeited	(6,646)	$15.36

Options outstanding, December 31, 2002	412,444	$10.58

Granted	4,500	$20.25
Exercised	(68,522)	$9.07
Forfeited	(3,490)	$17.27

Options outstanding, December 31, 2003	344,932	$10.50

At December 31, 2003, 2002 and 2001, respectively, 75,430 shares were available for future grants under the Plan. As of December 31, 2003, 2002 and 2001, respectively, 305,512, 286,367 and 225,827 shares respectively were available to be exercised.

Additional information regarding options outstanding as of December 31, 2003 is as follows:

		Weighted Avg.
		Remaining
Exercise		Contractual Life
Prices	Options Outstanding	(Years)	Options Exercisable

$ 8.25	184,020	4	184,020
$ 9.70	98,212	4	98,212
$16.25	14,250	7	5,700
$20.00	43,950	7	17,580
$20.25	4,500	8	0

	344,932		305,512

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost related to the discount on non-qualified options as of December 31, 2003, 2002 and 2001 was $22,404, $67,200 and $67,200 respectively.

The Company applies APB No. 25, and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123 Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

The fair value of the options granted during 2003, 2002 and 2001, is estimated as $28,142, $95,061 and $238,318, respectively, on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 22.75% and 29.55%, risk-free interest rate of 3.27% and 2.71%, expected dividends of $0.65 per share per year, annual dividend rate of 3.55% and 3.06%, assumed forfeiture rate of zero and an expected life of seven years. There were 4,500 options granted in 2003 and 22,300 options granted in 2002. The fair value per share of the 2003, 2002 and 2001 awards was $6.25, $4.26 and $5.67, respectively.

14.	CAPITAL STOCK

On August 24, 2001, the Board of Directors authorized a common stock repurchase of up to 5%, or approximately 114,000 shares, of the Company’s common stock on an annual basis for the next seven years. The number of shares is adjusted on an annual basis to coincide with new issues and forfeitures. During 2002 and 2001, 92,981 and 193,839 shares were purchased. No shares were repurchased during 2003. Shares purchased are retired by a charge to common stock and retained earnings for the cost. To date, the Company has repurchased 474,437 shares at an average price of $20.53.

On October 22, 2003 and 2002, a cash dividend of $0.65 per share was paid to shareholders of record as of October 1, 2003 and 2002.

On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2003, no preferred shares had been issued.

15.	RETIREMENT BENEFITS

Profit Sharing Plan -In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $120,000, $122,716, and $100,000 for the years ended December 31, 2003, 2002 and 2001, respectively. No discretionary contributions were made in 2003, 2002 or 2001.

Salary Continuation Plan — In April 2002, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SCP plan additional benefits in the future in return for continued satisfactory performance by the executives.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation expense under the salary continuation plan totaled $84,840 and $53,048 for 2003 and 2002, respectively. As of December 31, 2003 and 2002, the vested benefit payable was $228,087 and $138,905, respectively.

Directors deferred fee compensation - Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Compensation Plan, which is a non-qualified plan in which a Directors may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is fixed at 10% per the plan. Deferred compensation expense totaled $255,612 and $239,128 at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the vested benefit payable was $1,279,974 and $1,053,502 , respectively.

16.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2003 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

An analysis of the activity in related party loans consists of the following:

	December 31,

	2003	2002

Balance at beginning of year	$5,150,404	$921,075
New loan additions	2,559,874	2,695,391
Other additions	0	2,107,196
Principal repayments	(3,586,566)	(573,258)

Balance at end of year	$4,123,712	$5,150,404

Other additions are related to loans made in previous years to a director who joined the Board in 2002. As of December 31, 2003 and 2002 there were no related party loans, which were past due or classified.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments - The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2003 are below:

(Dollars in thousands)

2004	$406
2005	$412
2006	$321
2007	$327
2008	$333
Thereafter	$1,226

Total	$3,025

Minimum rental due in the future under noncancellable subleases	$259

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letter of credits, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The off-balance sheet credit risk exposure of the Company is the contractual amount of commitments to extend credit and stand-by letters of credit. The Company applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

	December 31,

	2003	2002

Off-balance sheet commitments:
Commitments to extend credit	$90,768,902	$83,909,436
Standby letters of credit	4,594,010	3,858,203

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but generally includes real estate, securities and cash.

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

The Company is subject to various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management the disposition of claims currently pending will not have a material effect on the Company’s consolidated financial position or results of operations.

18.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company’s and Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

As of December 31, 2003, and 2002, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2003:
Company
Leverage capital (to average assets)	$35,775,892	9.10%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	35,775,892	11.19%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	39,773,421	12.44%	23,636,824	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$34,430,147	8.84%	$15,575,720	4.00%	$19,650,000	5.00%
Tier 1 capital (to risk-weighted assets)	34,430,147	10.77%	12,792,094	4.00%	19,188,141	6.00%
Total capital (to risk-weighted assets)	38,427,676	12.02%	25,584,187	8.00%	31,980,234	10.00%
At December 31, 2002:
Company
Leverage capital (to average assets)	$27,528,469	8.05%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	27,528,469	9.32%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	31,221,723	10.57%	23,636,824	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$27,018,565	7.97%	$13,566,880	4.00%	$14,530,500	5.00%
Tier 1 capital (to risk-weighted assets)	27,018,565	9.14%	11,818,412	4.00%	14,760,615	6.00%
Total capital (to risk-weighted assets)	30,116,410	10.19%	123,636,824	8.00%	20,880,675	10.00%

The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2003, the maximum amount available for dividend distribution under this restriction was approximately $6,878,889.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2003 or 2002.

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

19.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value.

Securities - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market Prices of comparable instruments. Securities available-for-sale are carried at their aggregate fair value, while securities held-to-maturity are carried at amortized cost.

Loans receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

The Company’s allowance for loan losses is a reasonable estimate of the valuation allowance needed to adjust computed fair values for quality of certain loans in the portfolio.

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

Federal Home Loan Bank borrowings- The fair value of borrowed funds with maturities less than one year is based on carrying amounts.

Junior subordinated debt payable to unconsolidated subsidiary grantor trust - The fair value of variable rate junior subordinated debt payable to subsidiary grantor trust is based on carrying amounts.

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

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on current on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities, and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The estimated fair values of the Company’s financial instruments are approximately as follows:

		December 31, 2003

	Contract	Carrying	Fair
	Amount	Amount	Value

Financial Assets:
Cash and cash equivalents		$32,038,864	$32,038,864
Securities		71,425,293	71,494,494
Loans, net		278,203,553	282,580,019
Financial Liabilities:
Demand and savings		$187,469,237	$187,469,237
Fixed rate certificates		137,567,137	138,334,185
Variable certificates		2,502,269	2,502,269
Securities sold under agreements to repurchase		3,748,797	3,748,797
Federal Home Loan Borrowings		30,000,000	30,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		5,000,000	5,000,000
Off balance sheet financial instruments:
Commitments to extend credit	$90,768,902		$90,768,902
Standby letters of credit	4,594,010		4,594,010

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		December 31, 2002

	Contract	Carrying	Fair
	Amount	Amount	Value

Financial Assets:
Cash and cash equivalents		$34,591,729	$34,591,729
Securities		34,732,955	34,889,140
Loans, net		280,350,879	284,410,705
Financial Liabilities:
Demand and savings		$164,217,193	$164,217,193
Fixed rate certificates		144,473,811	145,521,705
Variable certificates		5,755,646	5,755,646
Securities sold under agreements to repurchase		3,704,385	3,704,385
Federal Home Loan Borrowings		18,000,000	18,000,000
Off balance sheet financial instruments:
Commitments to extend credit	$83,909,436		$83,909,436
Standby letters of credit	3,858,203		3,858,203

20.	REDDING BANCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,

	2003	2002

Condensed Balance Sheets
Assets:
Cash	$23,822	$153,195
Time deposit with subsidiary	300,000	140,000

Cash and cash equivalents	323,822	293,195
Investment in subsidiaries	34,937,365	27,373,935
Other assets	308,630	0
Total assets	$35,569,817	$27,667,130

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000,000	0
Other liabilities	58,624	0
Stockholders’ equity	30,511,193	27,667,130

Total liabilities and stockholders’ equity	$35,569,817	$27,667,130

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Years Ended December 31,

	2003	2002	2001

Condensed Statements of Income
Income:
Interest on time deposit	$5,497	$2,261	$45,582
Dividend from subsidiary	1,760,239	3,721,279	4,303,000

	1,765,736	3,723,540	4,348,582
Expenses	394,050	153,901	161,579

Income before income taxes and equity in undistributed net income of subsidiaries	1,371,686	3,569,639	4,187,003
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	1,370,886	3,568,839	4,186,203
Equity in undistributed net income of subsidiaries	2,811,790	127,621	87,459

Net income	$4,182,676	$3,696,460	$4,273,662

	Years Ended December 31,

	2003	2002	2001

Statements of Cash Flows
Cash flows from operating activities:
Net income	$4,182,676	$3,696,460	4,273,662
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	22,404	67,200	67,200
Equity in undistributed net income of subsidiaries	(2,811,790)	(127,621)	(87,459)
Other assets, net	(250,006)	0	0

Net cash provided by operating activities	1,143,284	3,636,040	4,253,403

Cash flows from investing activities:
Investment in subsidiary trust	(155,000)	0	0
Capital contribution to Bank	(5,000,000)	0	0

Net cash used by investing activities	(5,155,000)	0	0

Cash flows from financing activities:
Equity transactions, net	802,582	(1,787,794)	(3,969,064)
Proceeds from unconsolidated subsidiary Grantor trust	5,000,000	0	0
Cash dividends	(1,760,239)	(1,721,279)	(1,792,392)

Net cash used by financing activities	4,042,343	(3,509,073)	(5,761,456)

Increase (decrease) in cash and cash equivalents	30,627	126,966	(1,508,053)
Cash and cash equivalents at beginning of year	293,195	166,229	1,674,282

Cash and cash equivalents at end of year	$323,822	$293,195	$166,229

REDDING BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

22.	UNAUDITED QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2003	2003	2003	2003

Net interest income	$3,506	$3,559	$3,734	$3,918
Provision for loan losses	(175)	(200)	(40)	(100)
Noninterest income	471	609	584	462
Noninterest expense	(2,316)	(2,487)	(2,459)	(2,396)

Income before taxes	1,486	1,481	1,819	1,884
Provision for income tax	(560)	(596)	(565)	(766)

Net Income	$926	$885	$1,254	$1,118

Per common share:
Basic earnings per share	$0.35	$0.33	$0.46	$0.41
Diluted earnings per share	$0.33	$0.32	$0.45	$0.40
Dividends per share	$0.00	$0.00	$0.65	$0.00

	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2002	2002	2002	2002

Net interest income	$2,616	$3,044	$3,364	$3,493
Provision for loan losses	(65)	(125)	(105)	(325)
Noninterest income	443	458	565	625
Noninterest expense	(1,885)	(2,007)	(2,228)	(2,147)

Income before taxes	1,109	1,370	1,596	1,646
Provision for income tax	(368)	(523)	(483)	(651)

Net Income	$741	$847	$1,113	$995

Per common share:
Basic earnings per share	$0.27	$0.32	$0.42	$0.38
Diluted earnings per share	$0.26	$0.29	$0.39	$0.35
Dividends per share	$0.00	$0.00	$0.00	$0.65

	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2001	2001	2001	2001

Net interest income	$2,856	$2,738	$2,828	$2,768
Provision for loan losses	(158)	(149)	52	(0)
Noninterest income	732	684	512	895
Noninterest expense	(1,660)	(1,719)	(1,864)	(1,900)

Income before taxes	1,770	1,554	1,528	1,763
Provision for income tax	(639)	(582)	(532)	(588)

Net Income	$1,131	$972	$996	$1,175

Per common share:
Basic earnings per share	$0.39	$0.34	$0.36	$0.43
Diluted earnings per share	$0.38	$0.33	$0.33	$0.41
Dividends per share	$0.00	$0.00	$0.00	$0.65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants or auditors on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     Within the 90- day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III

     Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant

     The executive officers of the Company and their ages as of December 31, 2003, are as follows:

Name	Age	Position(s)

Michael C. Mayer	47	President and Chief Executive Officer Redding Bank of Commerce and Director

Linda J. Miles	50	Executive Vice President, Chief Financial Officer and Assistant Secretary

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

     Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. With over 25 years of professional banking experience, before joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another Northern California independent bank. Ms. Miles serves on the Asset/Liability committee and attends audit, executive and long range planning committee meetings of the Board of Directors.

     The remainder of the information required by this section is incorporated by reference to the information in the section entitled “Election of Directors “ and “Executive Compensation” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this section is incorporated by reference to the information in the sections entitled “Election of Directors—Directors’ Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this section is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2003 and the Company expects to have such transactions in the future. All loans and commitments included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Entities”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $166,125 and $132,600, respectively.

Audit-Related Fees

Deloitte Entities did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

Deloitte Entities did not render any professional services for tax compliance, tax advice, or tax planning during 2003. The fees associated for the preparation of the 2002 and 2001 Corporate tax returns were approximately $7,500, and $6,000 respectively.

All Other Fees

The aggregate fees billed by Deloitte Entities for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $16,846 for the fiscal years December 31, 2003 and 2002, respectively.

In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No.1, “Independence Discussions with Audit Committees”, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence. The Committee also discussed with management and the independent auditors the quality and adequacy of Redding Bancorp’s internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks.

The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”, and discussed and reviewed the results of the independent auditors audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

     (1)  Financial Statements:

          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

     (2)  Financial Statement Schedules:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001*

10.11	Affiliated Business Arrangement Agreement *

10.12	RBC Code of Ethics*

11.1	Statement re: Computation of Earnings Per Share (see page _51_).

16.1	Letter on Change in Certifying Accountants. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page _76_)

99.1	Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.

(b) Reports on Form 8-K:

     On September 17, 2003 the Company filed a Form 8-K announcing the cash dividend. On November 13, 2003 the Company filed Form 8-K reporting third quarter financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2004.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael C. Mayer
	President, Chief Executive Officer	February 24, 2004
Michael C. Mayer	Redding Bank of Commerce and
Director

	Executive Vice President and Chief	February 24, 2004
Financial Officer and Assistant
/s/ Linda J. Miles	Secretary (Principal Financial and
Accounting Officer)
Linda J. Miles

/s/ Robert C. Anderson
	Chairman of the Board	February 24, 2004
Robert C. Anderson

/s/ Welton L. Carrel
	Director	February 24, 2004
Welton L. Carrel

/s/ Russell L. Duclos
	Director	February 24, 2004
Russell L. Duclos

/s/ John C. Fitzpatrick
	Vice Chairman of the Board	February 24, 2004
John C. Fitzpatrick

/s/ Kenneth R. Gifford, Jr.
	Director	February 24, 2004
Kenneth R. Gifford, Jr.

/s/ Harry L. Grashoff, Jr.
	Director	February 19, 2004
Harry L. Grashoff, Jr.

/s/ Eugene L. Nichols
	Director	February 24, 2004
Eugene L. Nichols

/s/ David H. Scott
	Director	February 24, 2004
David H. Scott

/s/ Lyle L. Tullis
	Director	February 24, 2004
Lyle L. Tullis

CERTIFICATIONS

     I, Michael C. Mayer, certify that:

1)	I have reviewed this annual report on Form 10-K of Redding Bancorp (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors;

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL C. MAYER

Michael C. Mayer
President & Chief Executive Officer
(Principal Executive Officer)

Dated February 24, 2004

CERTIFICATIONS

     I, Linda J. Miles, certify that:

1)	I have reviewed this annual report on Form 10-K of Redding Bancorp (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LINDA J. MILES

Linda J. Miles
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated February 24, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.6	Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001.*

10.11	Affiliated Business Arrangement Agreement.*

15.1	Statement re: Computation of Earnings Per Share (see page _51____).

14.0	RBC Code of Ethics*

16.1	Letter on Change in Certifying Accountants.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page _76____).

99.1	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Company’s Registration Statement on Form 10 , SEC Form 10-K and SEC Form 8-K.