Form 10-Q
period 2004-03-31
REDDING BANCORP
filed 2004-05-11
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25135

REDDING BANCORP
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 1951 Churn Creek Road Redding, California (Address of principal executive offices)	94-2823865 (I.R.S. Employer Identification No.) 96002 (Zip code)

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

Outstanding shares of Common Stock, no par value, as of March 31, 2004: 2,724,558

REDDING BANCORP & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
REDDING BANCORP & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	March 31, 2004	Dec. 31, 2003	March 31, 2003
ASSETS
Cash and due from banks	$23,036	$23,844	$19,499
Federal funds sold and securities purchased under agreements to resell	10,125	8,195	22,380

Cash and cash equivalents	33,161	32,039	41,879
Securities available-for-sale (including pledged collateral of $17,262 at March 31, 2004 and $14,046 at March 31, 2003)	55,634	70,034	26,096
Securities held-to-maturity, at cost (estimated fair value of $829 at March 31, 2004, $1,460 at Dec. 31, 2003 and $2,277 at March 31, 2003)	769	1,391	2,138
Loans, net of the allowance for loan losses of $3,870 at March 31, 2004, $3,675 at Dec. 31, 2003 and $3,963 at March 31, 2003	288,651	278,204	284,445
Bank premises and equipment, net	5,693	5,813	5,331
Other assets	10,777	13,677	10,385

TOTAL ASSETS	$394,685	$401,158	$370,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$63,502	$71,222	$55,694
Demand - interest bearing	91,876	94,051	89,945
Savings	21,707	22,197	22,174
Certificates of deposit	139,067	140,069	147,697

Total deposits	316,152	327,539	315,510
Securities sold under agreements to repurchase	10,239	3,749	3,783
Federal Home Loan Bank borrowings	25,000	30,000	13,000
Other liabilities	6,012	4,359	4,283
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000	5,000	5,000

Total Liabilities	362,403	370,647	341,576
Commitments and contingencies (note 6)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2004 and 2003	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 2,724,558 shares issued and outstanding at March 31, 2004, 2,710,058 at Dec. 31, 2003 and 2,654,466 at March 31, 2003	9,734	9,540	8,764
Retained earnings	22,348	21,236	19,805
Accumulated other comprehensive income (loss), net of tax	200	(265)	129

Total stockholders’ equity	32,282	30,511	28,698

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,685	$401,158	$370,274

See accompanying notes to condensed consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
Three months ended March 31, 2004 and 2003

	Three Months Ended
Dollars in thousands, except for per share data	March 31, 2004	March 31, 2003
Interest income:
Interest and fees on loans	$4,347	$4,505
Interest on tax exempt securities	56	13
Interest on U.S. government securities	477	215
Interest on federal funds sold and securities purchased under agreements to resell	17	51
Interest on other securities	7	3

Total interest income	4,904	4,787

Interest expense:
Interest on demand deposits	102	110
Interest on savings deposits	29	36
Interest on time deposits	723	1,082
Securities sold under agreements to repurchase	2	4
Interest on FHLB and other borrowings	67	69
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	56	0

Total interest expense	979	1,301

Net interest income	3,925	3,486
Provision for loan losses	192	175

Net interest income after provision for loan losses	3,733	3,311

Noninterest income:
Service charges on deposit accounts	99	68
Payroll and benefit processing fees	97	84
Earnings on cash surrender value - Bank owned life insurance	54	59
Net gain on sale of securities available-for-sale	0	23
Net gain on sale of loans	35	9
Merchant credit card service income, net	97	95
Mortgage brokerage fee income	16	53
Other income	97	100

Total noninterest income	495	491

Noninterest expense:
Salaries and related benefits	1,393	1,299
Occupancy and equipment expense	369	372
FDIC insurance premium	13	12
Data processing fees	44	32
Professional service fees	146	168
Deferred compensation expense	67	61
Stationery and supplies	54	61
Postage	21	31
Directors’ expense	89	56
Other expenses	268	224

Total noninterest expense	2,464	2,316

Income before income taxes	1,764	1,486
Provision for income taxes	652	560

Net income	$1,112	$926

Basic earnings per share	$0.41	$0.35
Weighted average shares - basic	2,711	2,644
Diluted earnings per share	$0.39	$0.33
Weighted average shares - diluted	2,843	2,777

See accompanying notes to condensed consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2004 and 2003

Dollars in thousands	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$1,112	$926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	192	175
Provision for depreciation and amortization	163	142
Compensation expense associated with stock options	0	6
Gain on sale of securities available-for-sale	0	(23)
Amortization of investment premiums and accretion of discounts, net	23	144
Gain on sale of loans	(35)	(9)
Gain on sale of fixed assets	0	0
Proceeds from sale of loans	635	605
Loans originated for sale	(600)	(596)
Effect of changes in:
Other assets	2,576	2,271
Deferred loan fees	0	(12)
Other liabilities	1,652	666

Net cash provided by operating activities	5,718	4,295

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	15,442	3,419
Proceeds from sales of available-for-sale securities	0	4,181
Proceeds from maturities of held-to-maturity securities	623	270
Purchases of available-for-sale securities	(276)	(1,500)
Loan origination, net of principal repayments	(10,640)	(4,521)
Purchases of Bank premises and equipment, net	(43)	(107)

Net cash used in investing activities	5,106	1,742
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,386)	1,063
Net increase in securities sold under agreement to repurchase	6,490	78
Proceeds from Federal Home Loan Bank advances	35,000	10,000
Repayments of Federal Home Loan Bank advances	(40,000)	(15,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	0	5,000
Equity transactions, net	194	109

Net cash provided by financing activities	(9,702)	1,250
Net increase in cash and cash equivalents	1,122	7,287
Cash and cash equivalents, beginning of period	32,039	34,592

Cash and cash equivalents, end of period	$33,161	$41,879

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$0
Interest	960	1,227

See accompanying notes to condensed consolidated financial statements.

REDDING BANCORP & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Redding Bancorp (the “Holding Company”) and its subsidiaries Redding Bank of Commerce (“RBC” or the “Bank”) Bank of Commerce Mortgage and Redding Bancorp Trust (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparation of the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redding Bancorp’s 2003 Annual Report on Form 10-K. The results of operations and cash flows for the 2004 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

2.	Recent Accounting pronouncements

Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation) - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation), FASB Interpretation No. 46 (“FIN 46”).The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. As of November 30, 2003, the Company’s subsidiary, which issued trust notes, has been de-consolidated. No entities were consolidated upon adoption.

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

Accounting for Guarantors and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - In November 2002, the FASB issued FASB Interpretation no. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN34, which it superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 31, 2002. The adoption of the measurement provisions of this Interpretation has no impact on the Company’s financial position or results of operations.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3.	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are considered to be common stock equivalents. The following table displays the computation of earnings per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2004	March 31, 2003
Basic EPS calculation:
Numerator (net income)	$1,112	$926
Denominator (average common shares outstanding)	2,711	2,644
Basic EPS	$0.41	$0.35
Diluted EPS calculation:
Numerator (net income)	$1,112	$926
Denominator:
Average common shares outstanding	2,711	2,644
Dilutive effect of stock options	132	133

Adjusted weighted average common shares outstanding	2,843	2,777
Diluted EPS	$0.39	$0.33

4.	Stock Option Plans

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

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Net income before option expense less compensation expense associated with stock options

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income as reported	$1,112	$926
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18)	(19)

Pro forma net income	$1,094	$907

Earnings per share:
Basic — as reported	$0.41	$0.35

Basic — pro forma	$0.40	$0.34

Diluted — as reported	$0.39	$0.33

Diluted — pro forma	$0.38	$0.33

5.	Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Net income as reported	$1,112	$926
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale	464	5
Reclassification adjustment for gain on available for sale securities, net of tax	(0)	(14)

Total other comprehensive (loss) income	464	(9)

Total comprehensive income	$1,576	$917

6.	Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust

During 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the subsidiary grantor trust to the Holding Company and from the Holding Company to the Bank as additional capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2004 was 4.42%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

REDDING BANCORP & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.	Commitments and Contingent Liabilities

Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2004 are below:

(Dollars in thousands)
2004	$253
2005	$253
2006	$262
2007	$262
2008	$262
Thereafter	$697

Total	$1,989

Minimum rental due in the future Under noncancellable subleases	$16

Legal Proceedings — The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, currently pending will not have a material adverse affect on the Company’s financial position or results of operations.

FHLB Advances -Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $25,000,000 as of March 31, 2004 and $13,000,000 as of March 31, 2003. The FHLB advances bear fixed rates of interest ranging from 1.08% to 1.39%. Interest is payable on a monthly basis. FHLB advances due as follows: $10,000,000 maturing April 21, 2004 at 1.08%, $10,000,000 maturing February 04, 2005 at 1.39% and $5,000,000 maturing April 26, 2004 at 1.09%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,512,300 and to pledge $32,354,509 of its real estate mortgage loans to the FHLB as collateral as of March 31, 2004.

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to March 31, 2004. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2004, compared to the same period in 2003. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

Corporate Overview

Redding Bancorp (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Bank of Commerce Mortgage, a California corporation (formerly Redding Service Corporation), and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Redding Bancorp Trust. During 2003, Redding Bancorp formed a wholly-owned Delaware statutory business trust, Redding Bancorp Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Redding Bancorp’s junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

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

On February 16, 2004, Redding Service Corporation, an affiliate of Redding Bank of Commerce and a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. Before the formation of the subsidiary, mortgage banking services were performed as a department of the Bank.

The Holding Company’s principal source of income is dividends from its subsidiaries. The Holding Company conducts its corporate business operations at the administrative office of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California. The Company considers Upstate California to be the major market area of the Bank. The three Internet addresses of the Company are reddingbankofcommerce.com, rosevillebankofcommerce.com, and bankofcommercemortgage.com.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2003 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans. The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and model strategies to meet or exceed such goals.

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

We define risks to include not only credit, market and liquidity risk — the traditional concerns for financial institutions — but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Risk Management”.

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

Financial Highlights — Results of Operations

Net income for the first quarter of 2004 totaled $1,112,000 an increase of 20.1% from the $926,000 reported for the same quarterly period of 2003. On the same basis, diluted earnings per common share for the first quarter of 2004 were $0.39, compared to $0.33 for the same period of 2003, a 18.2% increase. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2004 were 1.15% and 14.45%, respectively, compared with 1.01% and 13.41%, respectively, for the first quarter of 2003.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2004 was $3,925,000 compared with $3,486,000 for the same period in 2003 an increase of 12.6%.

Average earning assets for the three-months ended March 31, 2004 increased $17.0 million or 5.0% compared with the same period in the prior year. Loans, the largest component of earning assets, decreased $886,000 or 0.31% on average compared with the prior year period. Average securities increased $9.9 million or 19.6% over the prior year period. Overall, the yield on earning assets decreased to 5.52% for the three-month period ended March 31, 2004 compared to 5.66% for the same three-month period in the prior year, primarily due to declining interest rates in the loan portfolio. The decrease was due to variable loan repricing as well as new loan production at lower rates in the first three-months of 2004 compared with the same three-month period of 2003.

The overall cost of interest-bearing liabilities (funding costs) for the first three months of 2004 was $979,000 compared with $1,301,000 for the first three months of 2003, a 24.8% decrease. The decrease in funding costs was primarily a result of increases in core deposits and a reduction in time deposit funding as well as rates paid on time deposits and lower cost short-term borrowings. The net effect of the changes discussed above resulted in an increase of $439,000 or 12.6% in net interest income for the three-month period ended March 31, 2004 from the same period in 2003. Net interest margin increased 30 basis points to 4.42% from 4.12% for the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2004, the Company had overnight investments of $33.2 million and available lines of credit of at the Federal Home Loan bank of approximately $75.3 million, and a Federal Funds borrowing line with a correspondent financial institution of $10.0 million.

To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. The Company expects that the earnings of the Bank, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2004.

Capital Management

The Company uses capital to fund organic growth, pay dividends and repurchase its shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. The Company’s potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust notes.

Total stockholders’ equity increased by $3.6 million to $32.3 million at March 31, 2004 over March 31, 2003.

			Well	Minimum
		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement
The Company
Leverage	$37,081,840	9.44%	n/a	4.0%
Tier 1 Risk-Based	37,081,840	11.18%	n/a	4.0%
Total Risk-Based	41,224,680	12.43%	n/a	8.0%
Redding Bank of Commerce
Leverage	$35,722,546	9.20%	5.0%	4.0%
Tier 1 Risk-Based	35,722,546	10.77%	6.0%	4.0%
Total Risk-Based	39,865,386	12.02%	10.00%	8.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Short Term Borrowings

The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2004, all of the Company’s FHLB advances were fixed rate and fixed term borrowings without call or put option features.

During the three months ended March 31, 2004, the average balance of short-term FHLB advances was $22.2 million and the average interest rates during the period was 1.25%. The maximum outstanding at any month-end during the three months ended March 31, 2004 was $30.0 million. The FHLB advances are collateralized by loans and securities pledged to the FHLB.

Provision for Loan Losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses as discussed under “Asset Quality” and “Allowance for Loan Losses (ALL)” in this document.

Provision for loan losses of $192,250 were provided for the three-months ended March 31, 2004 compared with $175,000 for the same period of 2003. The Company’s allowance for loan losses was 1.32% of total loans at March 31, 2004 and 1.37% at March 31, 2003, while its ratio of non-performing assets to total assets was 1.15% at March 31, 2004, compared to 1.06% at March 31, 2003. Year-to-date net recoveries of $2,358 compare favorably to net charge-offs of $7,639 in the same period last year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2003 Annual Report on Form 10-K.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2003 Annual Report on Form 10-K.

Specific risks to operations in California

Our operations are located entirely in California, which in recent years has experienced economic disruptions that are unique to the state. The state legislature has approved a compromised budget for the 2004 fiscal year. The compromise does not cut spending nor raise revenues sufficiently to balance the budget, but defers to borrowing to carry the deficit over. We can offer no assurances that the critical impact of the California economic and change in leadership will not have a material adverse effect on our customer’s or on our business, financial condition and results of operations.

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

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2003 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K require management to make difficult, subjective or complex judgements or estimates.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Accounting Principles Generally Accepted in the United States of America

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue recognition

The Company’s primary sources of revenue are interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with SFAS No. 123 would have been $18,000 and $19,000 for the three-months ended March 31, 2004 and 2003, respectively. There would have been $0.01 per share decrease in diluted earnings per share in 2004 and $0.01 per share decrease in 2003.

The amount of the reduction for the fiscal years 2001 through 2003 is disclosed in Note 13 to the Consolidated Financial Statements contained in the Company’s 2003 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2003 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Three Months			Three Months
	Ended			Ended
	March 31, 2004			March 31, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$285,983	$4,347	6.08%	$286,869	$4,505	6.28%
Tax-exempt Securities	6,506	56	3.44%	1,191	13	4.37%
US Government Securities	20,830	149	2.86%	11,754	70	2.38%
Mortgage backed Securities	33,024	328	3.97%	20,108	145	2.88%
Federal Funds Sold	7,722	17	0.88%	17,412	51	1.17%
Other Securities	1,537	7	1.82%	1,237	3	0.97%

Average Earning Assets	$355,602	$4,904	5.52%	$338,571	$4,787	5.66%

Cash & Due From Banks	$19,757			$19,546
Bank Premises	5,762			5,328
Allowance for Loan Losses	(3,763)			(3,881)
Other Assets	11,025			8,792

Average Total Assets	$388,383			$368,356

Interest Bearing Liabilities
Demand Interest Bearing	$94,723	$102	0.43%	$89,954	$110	0.49%
Savings Deposits	21,723	29	0.53%	21,504	36	0.67%
Certificates of Deposit	140,156	723	2.06%	149,404	1,082	2.90%
Borrowings	25,383	125	1.97%	20,336	73	1.44%

	281,985	$979	1.39%	281,198	$1,301	1.85%

Noninterest bearing demand	66,292			54,991
Other Liabilities	4,319			4,550
Stockholders’ Equity	35,787			27,617

Average Liabilities and Stockholders’ Equity	$388,383			$368,356

Net Interest Income and Net Interest Margin		$3,925	4.42%		$3,486	4.12%

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

Table 2.	Analysis of Changes in Net Interest Income and Interest Expense

	March 31, 2004 over March 31, 2003
(Dollars in thousands)	Volume	Rate	Total
Increase (Decrease) In Interest Income
Portfolio Loans	$420	$(578)	$(158)
Tax-exempt Securities	54	(11)	43
US Government Securities	23	56	79
Mortgage back Securities	(36)	219	183
Federal Funds Sold	17	(51)	(34)
Other Securities	(7)	11	4

Total Increase (Decrease)	$471	$(354)	$117

Increase (Decrease) In Interest Expense
Interest Bearing Demand	$45	$(53)	$(8)
Savings Deposits	22	(29)	(7)
Certificates of Deposit	886	(1,245)	(359)
Borrowings	(57)	109	52

Total Increase (Decrease)	$896	$(1,218)	$(322)

Net Increase	$(425)	$864	$439

Net interest income was $3.9 million for the first three-months of 2004 compared with $3.5 million for the same period in 2003, a 12.6% increase (Tables 1 and 2). The primary reason for the increase was an increase in the volume of earning assets. Average earning assets for the first three-months of 2004 were $355.6 million compared with $338.6 million for the same period in 2003, an increase of $17.0 million or 5.0%. The single largest component of increased earning assets was in the securities portfolio. Securities increased $27.3 million or 82.6% over the same three-month period in 2003. With the increase in securities portfolio activity the average yield on earning assets decreased to 5.52% in 2004 from 5.66% in 2003.

Average interest bearing liabilities experienced a modest increase during the period, to $282.0 million for the first three-months of 2004 compared with $281.2 million for the same period in 2003. The cost of interest bearing liabilities or funding decreased from 1.85% in 2003 to 1.39% in 2004, a reduction to interest expense of $322,000 or 24.8%.

The decrease in the cost of interest bearing liabilities was due to increases in core deposits, repricing of interest bearing checking and savings accounts as well as the rollover of maturing certificates of deposits at lower rates. As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 30 basis points to 4.42% for the three-months ended March 31, 2004 compared with 4.12% for the same three-month period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Noninterest income
Service charges on deposit accounts	$99	$68
Payroll and benefit processing fees	97	84
Earnings on cash surrender value - Bank owned life insurance	54	59
Net gain on sale of securities available-for-sale	0	23
Net gain on sale of loans	35	9
Merchant credit card service income, net	97	95
Mortgage brokerage fee income	16	53
Other income	97	100

Total noninterest income	$495	$491

Noninterest income increased $4,000 or 0.8% for the quarter ended March 31, 2004 over March 31, 2003. Service charges on deposit accounts increased 45.6% or $31,000 due to growth in core deposits and implementation of account analysis fees. Net gain on sale of loans increased $26,000 over the prior years quarter of $9,000 due to increased sales of SBA loans during the quarter. There were no securities sales during the first quarter resulting in $0 gains compared with $23,000 in the prior year. Mortgage brokerage fee income decreased by 70.0% or $37,000 for the first quarter 2004 over the same period in 2003, due to reductions in mortgage loan volume.

Noninterest Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Noninterest expense
Salaries and related benefits	$1,393	$1,299
Occupancy and equipment expense	369	372
FDIC insurance premium	13	12
Data processing fees	44	32
Professional service fees	146	168
Deferred compensation expense	67	61
Stationery and supplies	54	61
Postage	21	31
Directors’ expense	89	56
Other expenses	268	224

Total noninterest expense	$2,464	$2,316

Noninterest expense for the quarter ended March 31, 2004 was $2.5 million, an increase of $148,000 or 6.4% over the same period a year ago. Salaries and employee benefits increased $94,000 or 7.3% over the same period a year ago. Increases to benefits include a 34% increase in workers’ compensation insurance expense. California workers’ compensation insurance increases are reflective of the current economic market for insurance coverage in California.

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

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)

	Three Months Ended
Income Taxes	March 31, 2004	March 31, 2003
Tax provision	$652	$560
Effective tax rate	37.0%	37.7%

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

Portfolio Loans	March 31, 2004	December 31, 2003
Commercial and financial loans	$101,420	$104,508
Real estate-construction loans	70,235	66,742
Real estate-commercial	111,638	102,952
Real estate-mortgage	8,270	7,086
Installment	458	452
Other loans	995	633
Less:
Net deferred loan fees	(495)	(494)
Allowance for loan losses	(3,870)	(3,675)

Total net loans	$288,651	278,204

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

Net portfolio loans increased $10.4 million or 3.8% at March 31, 2004 over December 31, 2003. The portfolio mix reflects a decrease in commercial real estate reflective of management’s strategy to reduce the dependence on commercial real estate through pay downs. The balance of the portfolio remains relatively consistent with the mix at December 31, 2003, with commercial and financial loans of approximately 35%, real estate construction of approximately 24% and commercial real estate of approximately 39%. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due and payable. The Company had outstanding balances of $4,180,000 and $3,931,000 in impaired loans that had impairment allowances of $960,000 and $837,000 as of March 31, 2004 and December 31, 2003, respectively.

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)

Non performing assets	March 31, 2004	December 31, 2003
Nonaccrual loans	$4,180	$3,931
90 days past due and still accruing interest	0	0

Total nonaccrual loans	4,180	3,931
Other Real Estate Owned	0	0

Total non performing assets	$4,180	$3,931

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The ALL is a general reserve available against the total loan portfolio. It is maintained without any interallocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s ALL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for loan losses in future periods. In addition to the ALL, an allowance for unfunded loan commitments and letters of loan is determined using estimates of the probability of funding. This reserve is carried as a liability on the condensed consolidated balance sheet.

The ALL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)

Allowance for Loan Losses	March 31, 2004	March 31, 2003
Beginning balance for Loan Losses	$3,675	$3,793
Provision for Loan Losses	192	175
Charge offs:
Commercial	(0)	(7)
Real Estate	(0)	(0)
Other	(0)	(0)

Total Charge offs	(0)	(7)
Recoveries:
Commercial	3	2
Real Estate	0	0

Total Recoveries	3	2
Ending Balance	$3,870	$3,963
ALL to total loans	1.32%	1.37%
Net Charge offs to average loans	0.00%	0.01%

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

Total available-for-sale securities decreased $14.4 million or 20.6% for the three-months of 2004. There were no purchases or sales during the period. The decreases were scheduled maturities and calls of securities.

As of March 31, 2004, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $5.9 million for deposits of public funds and approximately $10.2 million for collateralized repurchase agreements.

The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

	as of March 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
U.S. government & agencies	$17,507	$126	$(221)	$17,412
Obligations of state and political subdivisions	6,718	126	(8)	6,836
Mortgage backed securities	31,069	317	0	31,386

Total	$55,294	$569	$(229)	$55,634

	as of March 31, 2003
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
U.S. government & agencies	$13,109	$65	$0	$13,174
Obligations of state and political subdivisions	1,191	60	0	1,251
Mortgage backed securities	11,588	83	0	11,671

Total	$25,888	$208	$0	$26,096

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

At March 31, 2004, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $388,000 and $762,000, respectively. At March 31, 2004, the estimated annual increase in net interest income attributable to a 100 and 200 basis point increase in the federal funds rate was $675,000 and $1,350,000. At December 31, 2003, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $575,000 and $1,149,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

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

N/A

Item 6A. Exhibits

(31) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

(32) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

Item 6B. Reports on Form 8-K

March 29, 2004 8-K/A changes in registrant’s certifying accountants were due to dismissal by Company

March 19, 2004 8-K announcing changes in registrant’s certifying accountants

March 18, 2004 8-K press announcement Bank of Commerce Mortgage name change and preferred lender status

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDING BANCORP
(Registrant)

Date: May 11, 2004

/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer