Form 10-Q
period 2004-06-30
Bank of Commerce Holdings
filed 2004-08-05
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25135

Bank of Commerce Holdings

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

Outstanding shares of Common Stock, no par value, as of July 31, 2004: 8,192,724

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollar amounts in thousands	June 30, 2004	Dec 31, 2003	June 30,2003
ASSETS
Cash and due from banks	$14,461	$23,844	$27,737
Federal funds sold and securities purchased under agreements to resell	15,155	8,195	13,060

Cash and cash equivalents	29,616	32,039	40,797
Securities available-for-sale	74,257	70,034	43,520
Securities held-to-maturity, at cost (estimated fair value of $611 at June 30, 2004, $1,460 at December 31, 2003 and $1,908 at June 30, 2003)	566	1,391	1,812
Loans, net of the allowance for loan losses of $3,618 at June 30, 2004, $3,675 at December 31, 2003 and $3,925 at June 30, 2003	287,886	278,204	284,668
Bank premises and equipment, net	5,700	5,813	5,479
Other assets	11,847	13,677	10,489

TOTAL ASSETS	$409,872	$401,158	$386,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$73,067	$71,222	$63,498
Demand - interest bearing	102,051	94,051	98,344
Savings	24,354	22,197	22,577
Certificates of deposits	132,640	140,069	146,060

Total deposits	332,112	327,539	330,479
Securities sold under agreements to repurchase	1,496	3,749	3,484
Federal Home Loan Bank borrowings	35,000	30,000	13,000
Other liabilities	3,964	4,359	5,010
Guaranteed Preferred Beneficial Interests in Company’s
Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	5,000	5,000	5,000

Total Liabilities	377,572	370,647	356,973
Commitments and contingencies (note 8) Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized	—	—	—
no shares issued and outstanding in 2004 and 2003
Common stock , no par value, 10,000,000 shares
authorized; 8,192,724 shares issued and outstanding
at June 30,2004, 8,130,174 at December 31, 2003 and 7,999,398 at June 30, 2003	9,745	9,540	8,809
Retained earnings	23,604	21,236	20,837
Accumulated other comprehensive income (loss) gain, net of tax	(1,049)	(265)	146

Total Stockholders’ equity	32,300	30,511	29,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,872	$401,158	$386,765

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
Three and six months ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
Amounts in thousands, except for per share data	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income:
Interest and fees on loans	$4,442	$4,408	$8,789	$8,913
Interest on tax exempt securities	57	19	113	32
Interest on U.S. government securities	505	214	982	429
Interest on federal funds sold and securities purchased under agreements to resell	24	69	41	120
Interest on other securities	0	0	7	0

Total interest income	5,028	4,710	9,932	9,494

Interest expense:
Interest on demand deposits	98	131	200	241
Interest on savings deposits	24	35	53	71
Interest on time deposits	672	852	1,395	1,934
Securities sold under agreements to repurchase	0	4	2	6
Interest on FHLB and other borrowing expense	91	129	158	200
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	56	0	112

Total interest expense	941	1,151	1,920	2,452

Net interest income	4,087	3,559	8,012	7,042
Provision for loan losses	97	200	289	375

Net interest income after provision for loan losses	3,990	3,359	7,723	6,667

Noninterest income:
Service charges on deposit accounts	126	88	225	156
Payroll and benefit processing fees	82	82	179	166
Earnings on cash surrender value - Bank owned life insurance	54	60	108	119
Net gain on sale of securities available-for-sale	0	53	0	76
Net gain on sale of loans	1	65	36	74
Merchant credit card service income, net	94	100	191	195
Mortgage brokerage fee income	32	59	48	112
Other income	105	102	202	205

Total non-interest income	494	609	989	1,103

Noninterest expense:
Salaries and related benefits	1,368	1,355	2,761	2,654
Occupancy and equipment expense	363	341	732	713
FDIC insurance premium	12	13	25	25
Data processing fees	72	57	116	89
Professional service fees	296	220	442	388
Deferred compensation expense	69	63	136	124
Stationery and Supplies	54	59	108	120
Postage	27	24	48	55
Directors’ expense	69	58	158	114
Other expenses	310	297	578	521

Total non-interest expense	2,640	2,487	5,104	4,803

Income before income taxes	1,844	1,481	3,608	2,967
Provision for income taxes	683	596	1,335	1,156

Net Income	$1,161	$885	$2,273	$1,811

Basic earnings per share	$0.14	$0.11	$0.28	$0.23
Weighted average shares - basic	8,184	7,983	8,158	7,959
Diluted earnings per share	$0.13	$0.11	$0.26	$0.22
Weighted average shares - diluted	8,811	8,358	8,744	8,325

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2004 and 2003

Dollars in thousands	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net Income	$2,273	$1,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	289	375
Provision for depreciation and amortization	323	281
Compensation expense associated with stock options	0	11
Gain on sale of securities available for sale	0	(76)
Amortization of investment premiums and accretion of discounts, net	94	258
Gain on sale of loans	(36)	(74)
Proceeds from sales of loans	636	947
Loans originated for sale	(600)	(873)
Effect of changes in:
Other assets	2,992	2,167
Deferred loan fees	(69)	(28)
Other liabilities	(385)	1,378

Net cash provided by operating activities	5,517	6,177

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	20,204	9,791
Proceeds from sales of available-for-sale securities	0	8,709
Proceeds from maturities of held-to-maturity securities	819	599
Purchases of available-for-sale securities	(26,297)	(29,858)
Loan originations, net of principal repayments	(9,981)	(4,928)
Purchases of premises and equipment	(210)	(391)

Net cash used by investing activities	(15,465)	(16,078)
Cash flows from financing activities:
Net increase in deposits	4,573	16,031
Net decrease in securities sold under agreement to repurchase	(2,253)	(221)
Proceeds from Federal Home Loan Bank advances	70,000	10,000
Repayments of Federal Home Loan Bank advances	(65,000)	(15,000)
Proceeds from issuance of Junior Subordinated Debt	0	5,000
Common stock transactions, net	205	296

Net cash provided by financing activities	7,525	16,106
Net increase (decrease) in cash and cash equivalents	(2,423)	6,205
Cash and cash equivalents, beginning of period	32,039	34,592

Cash and cash equivalents, end of period	$29,616	$40,797

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,147	$997
Interest	1,813	2,429

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce (“RBC” or the “Bank”) and Bank of Commerce Mortgage. On May 18, 2004, by majority shareholder vote, the Holding Company (Redding Bancorp) amended the Articles of Incorporation to change the Company’s name to Bank of Commerce Holdings. The new name proves to be more reflective of the multiple financial holdings of the Company as well as more geographically open to expansion opportunities.

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

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2003 Annual Report to Shareholders. The results of operations and cash flows for the 2004 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

2.    Stock Split

On July 21, 2004, the Board of Directors declared a three-for-one stock split on the Bank’s common stock. All references to per share information and the number of shares authorized, issued and outstanding for 2004 and 2003 have been adjusted to reflect the stock split on a retroactive basis.

3.    Recent Accounting pronouncements

Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation) - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51(the Interpretation), FASB Interpretation No. 46 (“FIN 46”).The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. As of November 30, 2003, the Company’s subsidiary, which issued trust notes, has been de-consolidated. No entities were consolidated upon adoption.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how the Company should classify and measure certain financial instruments entered into or modified after May 31, 2003 with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments beginning after June 15, 2003. The new standards for the classification and measurement of financial instruments should be applied retroactively. Any gain or loss resulting from the implementation of SFAS No. 150 will be reported as a cumulative effect of a change in accounting principle. The adoption of the standards of this Statement has no impact on the Company’s financial position or results of operations.

4.    Earnings per Share

Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic EPS Calculation:
Numerator (net income)	$1,161	$885	$2,273	$1,811
Denominator (average common shares outstanding)	8,184	7,983	8,158	7,959
Basic earnings per Share	$0.14	$0.11	$0.28	$0.23
Diluted EPS Calculation:
Numerator (net income)	$1,161	$885	$2,273	$1,811
Denominator:
Average common shares outstanding	8,184	7,983	8,158	7,959
Options	627	375	586	366

	8,811	8,358	8,744	8,325
Diluted earnings per Share	$0.13	$0.11	$0.26	$0.22

5.    Stock Option Plans

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income
As reported	$1,161	$885	$2,273	$1,811
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(19)	(62)	(38)
Pro forma net income	$1,130	$866	$2,211	$1,773

Earnings per share:
Basic - as reported	$0.14	$0.11	$0.28	$0.23

Basic - pro forma	$0.14	$0.11	$0.27	$0.22

Diluted - as reported	$0.13	$0.11	$0.26	$0.22

Diluted - pro forma	$0.13	$0.11	$0.25	$0.21

The fair value of options granted during 2004 and 2003 is estimated using a binomial option-pricing model with the following assumptions: volatility of 25.31% and 22.75%, risk-free interest rate of 3.66% and $3.27 expected dividends of $0.25 per share per year, annual dividend rate of 3.15% and 3.55%, assumed forfeiture rate of zero and an expected life of seven years.

6.    Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income as reported	$1,161	$885	$2,273	$1,811
Other comprehensive income net of tax:
Unrealized holding (loss)gain on securities available for sale	(1,249)	62	(784)	67
Reclassification adjustment for gain on available for sale securities	(0)	(46)	(0)	(60)

Total other comprehensive income	(1,249)	16	(784)	7
Total comprehensive income	($87)	$901	$1,224	$1,818

7.    Junior Subordinated Debentures (Trust Preferred Securities)

During 2003, Bank of Commerce Holdings (formerly Redding Bancorp) formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the subsidiary grantor trust to the Holding Company and from the Holding Company to the Bank as additional capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2004 was 4.44%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8.    Commitments and contingent liabilities

Lease Commitments - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2004 are below:

(Dollars in thousands)
2004	$152
2005	$303
2006	$312
2007	$312
2008	$312
Thereafter	$747

Total	$2,138

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

9.    Federal Home Loan Bank Advances

FHLB Advances - Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $35,000,000 as of June 30, 2004 and $13,000,000 as of June 30, 2003. The FHLB advances bear fixed rates of interest ranging from 1.10% to 1.39%. Interest is payable on a monthly basis. FHLB advances due as follows: $5,000,000 maturing July 5, 2004 at 1.10%, $10,000,000 maturing July 26, 2004 at 1.11%, $10,000,000 maturing October 24, 2004 at 1.25%, and $10,000,000 maturing on February 4, 2005 at 1.39%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,512,300 and to pledge $33,068,653 of its real estate mortgage loans to the FHLB as collateral as of June 30, 2004.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to June 30, 2004. Also discussed are significant trends and changes in the Company’s results of operations for the three and six-months ended June 30, 2004, compared to the same period in 2003. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

Corporate Overview

Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Bank of Commerce Mortgage, a California corporation (formerly Redding Service Corporation), and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Bank of Commerce Holdings Trust. During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

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

On June 15, 2001, the Bank acquired the deposit liabilities of First Plus Bank at Citrus Heights, California and has renamed the facility Roseville Bank of Commerce at Sunrise, a division of Redding Bank of Commerce. On February 22, 2002, the Roseville Bank of Commerce at Eureka Road, a division of Redding Bank of Commerce, relocated to its permanent location at 1504 Eureka Road, Suite 100, Roseville, California.

On February 16, 2004, Redding Service Corporation, an affiliate of Redding Bank of Commerce and a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. Before the formation of the subsidiary, mortgage banking services were performed as a department of the Bank. On July 1, 2004, Bank of Commerce Mortgage relocated to its permanent location at 1024 Mistletoe Lane in Redding, California.

On May 18, 2004, by majority shareholder vote, the Holding Company (Redding Bancorp) amended the Articles of Incorporation to change the Company’s name to Bank of Commerce Holdings. The new name proves to be more reflective of the multiple financial holdings of the Company as well as more geographically open to expansion opportunities.

On May 24, 2004 the Company was approved to list on the NASDAQ National Market under the trading symbol BOCH (Bank of Commerce Holdings). The listing became live on June 15, 2004. On July 21, 2004, the Board of Directors declared a three-for-one stock split on the Company’s common stock. The decision to declare the stock split was intended to make it easier for our current and future investors to enjoy ownership in our Company.

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

Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Products such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services. The Bank currently does not offer trust services or international banking services. The services offered by the Mortgage Company include single and multi-family residential financing, refinancing and equity lines of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2003 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans. The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll accounting packages, lock box and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and model strategies to meet or exceed such goals.

Executive Overview

Our Company was established to make a profitable return while serving the financial needs of the business and professional communities of our markets. We are in the financial services business, and no line of financial services is beyond our charter as long as it serves the needs of businesses, professionals and consumers in our communities. The mission of our Company is to provide its stockholders with a safe, profitable return on their investment, over the long term. Management will attempt to minimize risk to our stockholders by making prudent business decisions, will maintain adequate levels of capital and reserves, and will maintain effective communications with stockholders.

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

We define risks to include not only credit, market and liquidity risk - the traditional concerns for financial institutions - but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the heading of “Risk Management”.

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

Financial Highlights - Results of Operations

Net income for the second quarter of 2004 totaled $1,161,000 an increase of 31.2% from the $885,000 reported for the same quarterly period of 2003. On the same basis, diluted earnings per common share for the second quarter of 2004 were $0.13, compared to $0.11 for the same period of 2003, a 18.2% increase. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2004 were 1.16% and 12.58%, respectively, compared with 0.95% and 12.01%, respectively, for the second quarter of 2003.

Net income for the six-month period ended June 30, 2004 totaled $2,273,000, an increase of 25.5% over net income reported for the same six-month period ended June 30, 2003. On the same basis, diluted earnings per common share for the six-months ended June 30, 2004 was $0.26, compared to $0.22 for the same six-month period in 2003, a 18.2% increase. ROA was 1.15% and ROE was 12.50% for the first six-months of 2004 compared with 0.97% and 11.84%, respectively, for the same six-month period of 2003.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2004 was $4.09 million compared with $3.56 million for the same period in 2003 an increase of 14.9%. Net interest income for the six-months ended June 30, 2004 was $8.01 million compared with $7.04 million for the same six-month period in 2003, an increase of 13.8%.

Average earning assets for the six-months ended June 30, 2004 increased $19.2 million or 5.6% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $1.9 million or 0.7% on average compared with the prior year period. Average securities increased $29.2 million or 85.0% over the prior period. Overall, the yield on earning assets decreased to 5.49% for the six-month period compared to 5.54% for the same period in the prior year. The decrease is primarily due to new loan production priced at lower rates, available funds being invested into the security portfolio while loan growth remained relatively level for the period.

Average interest-bearing liabilities for the six-months ended June 30, 2004 increased $4.7 million or 1.7% compared with the prior year period. Of this increase, $5.5 million was in core deposit growth (interest-bearing demand and savings accounts), generally the least expensive deposit categories, while certificates of deposit decreased by $9.3 million. Demand deposits increased by $8.9 million or 15.3% over the prior six-month period. Federal Home Loan Bank borrowings increased $5.0 million compared with the prior year period. The Company’s strategy is to replace higher costing funding sources with increases in core deposits and Federal Home Loan Bank borrowings to supplement loan growth and to leverage into securities to improve the spread in the margin. Borrowings are repaid as core deposit growth increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The overall cost of interest-bearing liabilities for the first six-months 2004 was 1.34% compared with 1.74% for the first six-months of 2003, a 23.0% decrease. The decrease was primarily a result of decreases in rates paid on time deposits and low cost short-term borrowings. As time deposits and borrowings matured during the period, the Company was able to roll these investments over at lower rates.

The net effect of the changes discussed above resulted in an increase of $970,000 or 13.8% in net interest income for the six-month period ended June 30, 2004 from the same period in 2003. Net interest margin increased 32 basis points to 4.43% from 4.11% for the same period a year ago.

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

The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2004, the Company had overnight investments of $15.2 million and available lines of credit of at the Federal Home Loan bank of approximately $68.6 million, and two federal funds borrowing line with correspondent banks of $15.0 million.

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

Total shareholder equity increased from December 31, 2003 by $1.8 million to $32.3 million at June 30, 2004. The increase was a result of earnings of $2.3 million, three hundred thousand from exercises of stock options, including tax benefits, and a decrease in accumulated other comprehensive income of approximately $784,000.

			Well	Minimum
		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement
The Company
Leverage	$38,348,658	9.71%	n/a	4.0%
Tier 1 Risk-Based	38,348,658	11.91%	n/a	4.0%
Total Risk-Based	41,966,550	13.03%	n/a	8.0%
Redding Bank of Commerce
Leverage	$37,150,923	9.43%	5.0%	4.0%
Tier 1 Risk-Based	35,150,923	11.53%	6.0%	4.0%
Total Risk-Based	40,768,815	12.66%	10.00%	8.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Short term borrowings

The Bank actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2004, all of the bank’s FHLB advances were fixed rate, fixed term borrowings without call or put option features.

At June 30, 2004, the Bank had $35 million in FHLB short-term advances outstanding at an average rate of 1.20% compared to $13 million at an average rate of 1.63% at June 30, 2003.

Provision for loan losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan and lease losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document.

Provision for loan losses of $289,000 were provided for the six-months ended June 30, 2004 compared with $375,000 for the same period of 2003. Redding Bank of Commerce’s allowance for loan losses was 1.24% of total loans at June 30, 2004 and 1.36% at June 30, 2003, while its ratio of non-performing assets to total assets was 0.83% at June 30, 2004, compared to 0.36% at June 30, 2003. Year-to-date net charge-offs of $345,942 were related to a partial write down on one credit that was fully reserved, compared to net charge-offs of $0 in the same period last year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2003 Form 10-K.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2003 Form 10-K.

Specific Risks to operations in California

Our operations are located entirely in the State of California, which in recent years has experienced economic disruptions that are unique to the state. The state legislature has approved a compromised budget for the 2003-04 fiscal years. The compromise does not cut spending nor raise revenues sufficiently to balance the budget, but defers to borrowing to carry the deficit over. We can offer no assurances that the critical impact of the California economic crisis will not have a material adverse affect on our customer’s or on our business, financial condition and results of operations.

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

The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”) and the Bank’s primary federal regulator, the FDIC. The following is a brief description of our current accounting policies involving significant management judgments. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Allowance for Loan and Lease Losses (“ALLL”)

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

Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types; volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALLL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the SFAS No. 5 portion of the ALLL based on the segmentation of its portfolio. For those segments that require an ALLL, the Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

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

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with FAS No. 123 would have been $62,000 and $38,000 for the six-months ended June 30, 2004 and 2003, respectively. There would have been $0.01 per share decrease in diluted earnings per share in 2004 and $0.01 per share decrease in 2003.

The amount of the reduction for the fiscal years 2001 through 2003 is disclosed in Note 13 to the Consolidated Financial Statements contained in the 2003 Annual Report on Form 10-K, based upon the assumptions listed therein.

Income Taxes

The Company accounts for income taxes under the asset liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2003 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid (Unaudited, Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
			Yield/	Average		Yield/
	Average Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$289,533	$8,789	6.07%	$287,594	$8,913	6.20%
Tax-exempt Securities	6,612	113	3.42%	1,517	32	4.22%
US Government Securities	57,045	982	3.44%	32,897	429	2.61%
Federal Funds Sold	8,466	41	0.97%	20,438	120	1.17%
Other Securities	0	7	0.00%	0	0	0.00%

Average Earning Assets	$361,656	$9,932	5.49%	$342,446	$9,494	5.54%

Cash & Due From Banks	$19,383			$20,358
Bank Premises	5,754			5,390
Allowance for Loan and Lease Losses	(3,848)			(3,990)
Other Assets	10,938			10,170

Average Total Assets	$393,883			$374,374

Interest Bearing Liabilities
Demand Interest Bearing	$96,462	$200	0.41%	$91,147	$241	0.53%
Savings Deposits	22,301	53	0.48%	22,054	71	0.64%
Certificates of Deposit	138,313	1,395	2.02%	147,612	1,934	2.62%
Borrowings	28,785	272	1.89%	20,323	206	2.03%

	285,861	$1,920	1.34%	281,136	$2,452	1.74%

Non interest Demand	67,527			58,591
Other Liabilities	4,141			4,055
Shareholder Equity	36,354			30,592

Average Liabilities and Shareholders’ Equity	$393,883			$374,374

Net Interest Income and Net Interest Margin		$8,012	4.43%		$7,042	4.11%

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

Table 2.	Analysis of Changes in Net Interest Income

(Dollars in thousands)	June 30, 2004	over	June 30, 2003
	Volume		Rate	Total
Increase(Decrease) In Interest
Income
Portfolio Loans	$59		$(183)	$(124)
Tax-exempt Securities	87		(6)	81
US Government Securities	416		137	553
Federal Funds Sold	(58)		(21)	(79)
Other Securities	7		0	7

Total Increase (Decrease)	$511		$(73)	$438

Increase(Decrease) In
Interest Expense
Interest Bearing Demand	$11		$(52)	$(41)
Savings Deposits	1		(19)	(18)
Certificates of Deposit	(94)		(445)	(539)
Borrowings	80		(14)	66

Total Increase (Decrease)	$(2)		$(530)	$(532)

Net Increase	$513		$457	$970

Net interest income was $8.01 million for the first six-months of 2004 compared with $7.04 million for the same period in 2003 (Tables 1 and 2). The increase in net interest income is nearly balanced between an increase volume of earning assets totaling $438,000 and a reduction in cost of funding totaling $532,000 adding $970,000 to net interest margin for the period.

Average earning assets for the first six-months of 2004 were $361.7 million compared with $342.4 million for the same period in 2003, an increase of $19.2 million or 5.6%. Portfolio loans is the single largest component of earning assets and average portfolio loans increased $1.9 million or 0.7% over the same period in 2003. Average securities increased $29.2 million or 85.0% over the prior period.

While the average volume of earning assets increased, the average yield decreased from 5.54% in 2003 to 5.49% in 2004. The decrease is primarily due to new loan production priced at lower rates, available funds being invested into the security portfolio while loan growth remained relatively level for the period.

Offsetting the decline in yield on earning assets was the decrease in the cost of interest bearing liabilities from 1.74% in 2003 to 1.34% in 2004. The decrease was due to increases in the volume of core deposits (interest-bearing checking and savings) while certificates of deposits decreased by $9.3 million. Demand deposits increased by $8.9 million or 15.3% reflective of the Company strategy to increase focus on core deposit development.

As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 0.32% to 4.43% for the six-months ended June 30, 2004 compared with 4.11% for the same period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Noninterest income
Service charges on deposit accounts	$126	$88	$225	$156
Payroll and benefit processing fees	82	82	179	166
Earnings on cash surrender value - Bank owned insurance	54	60	108	119
Net gain on sale of securities available-for-sale	0	53	0	76
Net gain on sale of loans	1	65	36	74
Merchant credit card service income, net	94	100	191	195
Mortgage brokerage fee income	32	59	48	112
Other Income	105	102	202	205

Total Noninterest income	$494	$609	$989	$1,103

Noninterest income decreased $115,000 or 18.9% for the quarter ended June 30, 2004 over June 30, 2003. The decrease relates to sales of securities available-for-sale and gain on sale of loans for the June 30, 2003 period. During the same period 2004, no earning asset sales occurred. Service charges on deposit accounts increased by 43.2% over the prior quarterly period due to growth in core deposits.

Noninterest income decreased $114,000 or 10.3% for the six-months ended June 30, 2004 over June 30, 2003. The decrease for the six-month period is related to the sale of earning assets in the prior year. June 30, 2004 gains on sales of securities available-for-sale were $0 compared with $76,000 at June 30, 2003. Net gains on sales of loans were $36,000 for June 30, 2004 compared with $74,000 at June 30, 2003. Service charges on deposit accounts increased by $69,000 or 44.2% over the same six-month period a year ago, reflective of the growth in core deposit relationships. Mortgage activities lag the prior year due to a significant drop in refinancing activity. Mortgage brokerage fee income decreased 57.2% over the six-month period ended June 30, 2003.

Noninterest Expense

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Noninterest Expense
Salaries and related benefits	$1,368	$1,355	$2,761	$2,654
Occupancy and equipment expense	363	341	732	713
FDIC insurance premium	12	13	25	25
Data processing fees	72	57	116	89
Professional service fees	296	220	442	388
Deferred compensation expense	69	63	136	124
Stationery and Supplies	54	59	108	120
Postage	27	24	48	55
Directors’ expense	69	58	158	114
Other expenses	310	297	578	521

Total Noninterest expense	$2,640	$2,487	$5,104	$4,803

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest expense for the quarter ended June 30, 2003 was $2.6 million, an increase of $153,000 or 6.2% over the same period a year ago. Salaries and employee benefits increased $13,000 or 0.96% over the same period a year ago, representative of the efficiencies in core technologies that were implemented in December 2003.

Professional service expense increased $76,000 or 34.6% for the quarter ended June 30, 2004 over the quarter ended June 30, 2003. Professional service expense consists of assessments, audit expenses, legal expenses and other outside services. Filing expenses attributed to the NASDAQ National listing totaled $100,000 representing all of the increase in professional service expense.

Non-interest expense for the six-months ended June 30, 2004 was $5.1 million, an increase of $301,000 or 6.3% over the same six-month period a year ago. Salaries and employee benefits increased a modest $107,000 or 4.04% over the same six-month period a year ago. Data processing expenses increased $27,000 or 30.3% over the same six-month period a year ago representative of the investment in core technologies during 2003. Professional service expense includes the NASDAQ National filing fees totaling $100,000 during the period.

Income Taxes

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Income Taxes	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Tax provision	$683	$596	$1,335	$1,156
Effective tax rate	37.0%	40.2%	37.0%	39.0%

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

Income tax expense through the second quarter 2004 was $683,000 as compared to $596,000 for the second quarter period in 2003. The increase in tax expense is attributed to increased income for the period.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:
(Dollars in thousands)

Portfolio Loans	June 30, 2004	December 31, 2003
Commercial and financial	$103,505	$104,508
Real estate-construction	67,001	66,742
Real estate-commercial	113,783	102,952
Real estate – mortgage	6,655	7,086
Installment	491	452
Other loans	553	633
Less:
Net deferred loan fees	(484)	(494)
Allowance for loan losses	(3,618)	(3,675)

Total net loans	$287,886	$278,204

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

Net portfolio loans have increased $9.6 million or 3.4% at June 30, 2004 over $278,204,000 at December 31, 2003. The portfolio mix reflects a slight decrease in commercial and financial loans, offset by increases in commercial real estate and construction portfolios. The balance of the portfolio remains relatively consistent with the mix at December 31, 2003, with commercial and financial loans of approximately 36%, real estate construction of 23% and commercial real estate at 40%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $3,403,324 and $4,028,004 in impaired loans that had impairment allowances of $747,000 and $837,000 as of June 30, 2004 and December 31, 2003, respectively.

The Bank’s allowance for loan and lease losses was 1.24% of total loans at June 30, 2004 and 1.36% at June 30, 2003, while its ratio of non-performing assets to total assets was 0.83% at June 30, 2004, compared to 0.36% at June 30, 2003. Year-to-date net charge-offs of $345,942 were related to a partial write down on one credit that was fully reserved, compared to net charge-offs of $0 in the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non-performing assets	June 30, 2004	December 31, 2003
Non-accrual loans	$3,403	$3,931
90 days past due and still accruing interest	0	712

	3,403	4,643
Other Real Estate Owned	0	0

Total non-performing assets	$3,403	$4,643

Allowance for Loan and Lease Losses (ALLL)

The allowance for loan and lease losses is management’s estimate of the amount of probable loan losses in the loan portfolio. The Company determines the allowance for loan losses based on an ongoing evaluation. The evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.

The Company’s allowance for loan and lease losses is the accumulation of various components that are calculated based upon independent methodologies. All components of the allowance for loan losses represent an estimation performed pursuant to SFAS No. 5, Accounting for Contingencies or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Management’s estimate of each SFAS No. 5 Accounting for Contingencies component is based on certain observable data that management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the SFAS No. 5 components over time.

An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s loan risk evaluation process, which includes loan risk grading individual commercial, construction, commercial real estate and most consumer loans. Loans are assigned loan risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, loan documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Loan risk grades carry a dollar weighted risk percentage.

The ALLL is a general reserve available against the total loan portfolio. It is maintained without any inter-allocation to the categories of the loan portfolio, and the entire allowance is available to cover loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for loan losses in future periods. In addition to the ALLL, an allowance for unfunded loan commitments and letters of loan is determined using estimates of the probability of funding. This reserve is carried as a liability on the condensed consolidated balance sheet.

The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Allowance for Loan Losses	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Beginning balance for Loan Losses	$3,870	$3,720	$3,675	$3,550
Provision for Loan Losses	97	200	289	375
Charge offs:
Commercial	(349)	(0)	(349)	(7)
Real Estate	(0)	(0)	0	0
Other	(0)	(0)	0	0
Total Charge offs	(349)	(0)	(349)	(7)
Recoveries:
Commercial	0	5	3	7
Real Estate	0	0	0	0
Total Recoveries	0	5	3	7
Ending Balance	$3,618	$3,925	$3,618	$3,925
ALLL to total loans	1.24%	1.36%	1.24%	1.36%
Net Charge offs to average loans	0.12%	0.00%	0.12%	0.00%

Securities Portfolio

Total available-for-sale securities increased $4.2 million or 6.0% for the six-months of 2004. Purchases were primarily in the U.S. Government sector.

As of June 30, 2004, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $7.5 million for deposits of public funds and approximately $1.5 million for collateralized repurchase agreements.

The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of June 30, 2004
	Amortized Costs	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$35,848	$40	$(733)	$35,155
Obligations of state and political subdivisions	6,716	31	(324)	6,423
Mortgage backed securities	33,476	0	(797)	32,679

Total	$76,040	$71	$(1,854)	$74,257

(Dollars in thousands)	as of June 30, 2003
	Amortized Costs	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$31,432	$156	$0	$31,588
Obligations of state and political subdivisions	4,538	92	(1)	4,629
Mortgage backed securities	7,311	2	(10)	7,303

Total	$43,281	$250	$(11)	$43,520

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At June 30, 2004, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $347,000 and $684,000, respectively. (A similar and opposite result attributable to a 100 basis point increase in the federal funds rate.) At December 31, 2003, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $575,000 and $1,149,000, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

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

As part of the evaluation of internal controls, the Company has formed a “SOX 404” committee who has established the master plan for full documentation of the Company’s internal controls. The master plan consists of seven control areas: Finance, Lending, Real Estate, Operations, Human Resources, Third Party Services, and Information Technology. The team consists of senior leadership members representing all of the covered areas. During the second quarter, all seven areas have completed and reviewed the first draft of control elements relating to their specific areas. Step two is to have our internal audit department validate the written controls and this step is scheduled to begin in July 2004. Operational and accounting audits are performed ongoing throughout the year by the Company’s internal auditors to support the control structure.

As part of the disclosure controls and procedures, the Company has formed an SEC Disclosure Committee. This committee reviews the quarterly filing to a disclosure checklist to ensure that all functional areas of the Company have participated in the disclosure review.

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

Item 2. Changes in securities, use of proceeds and Issuer’s Purchases of Equity Securities

At our regularly scheduled quarterly Bank of Commerce Holdings board meeting, held on July 20, 2004 – the Directors voted unanimously to declare a three for one stock split to shareholders of record as of August 2, 2004 payable on August 16, 2004.

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

The Annual Shareholder meeting of the Registrant was held on May 18, 2004. 2,097,558 shares or 77% of the outstanding voting stock was available for quorum. 2,036,319 or 74.7% voted for the amendment of the Company’s Articles of Incorporation to change the Company name from Redding Bancorp to Bank of Commerce Holdings. A majority of the shares voted for all ten of the directors presented in the proxy statement for terms expiring on the date of the annual meeting in 2005.

Item 5. Other Information

N/A

Item 6A. Exhibits

(31) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

(32) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

Item 6B. Reports on Form 8-K

Form 8-K dated July 23, 2004 announcing second quarter operating results.
Form 8-K dated July 22,2004 announcing Company three-for-one stock split.
Form 8-K dated May 26, 2004 announcing NASDAQ entry effective June 15, 2004.
Form 8-K dated May 19, 2004 announcing shareholder approved name change to Bank of Commerce Holdings, including a copy of the amended Articles of Incorporation.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: August 5, 2004	/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer