Form 10-Q
period 2004-09-30
Bank of Commerce Holdings
filed 2004-11-04
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding shares of Common Stock, no par value, as of October 31, 2004: 8,502,539

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
Dollar amounts in thousands	2004	2003	2003
ASSETS
Cash and due from banks	$13,816	$23,844	$25,315
Federal funds sold and securities purchased under agreements to resell	12,155	8,195	23,380

Cash and cash equivalents	25,971	32,039	48,695
Securities available-for-sale	78,475	70,034	64,238
Securities held-to-maturity, at cost (estimated fair value of $534 at September 30, 2004, $1,460 at December 31, 2003 and $1,715 at September 30, 2003)	490	1,391	1,619
Loans, net of the allowance for loan losses of $3,732 at September 30, 2004, $3,675 at December 31, 2003 and $3,965 at September 30, 2003	306,531	278,204	278,028
Bank premises and equipment, net	5,589	5,813	5,652
Other assets	11,496	13,677	10,635

TOTAL ASSETS	$428,552	$401,158	$408,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$79,409	$71,222	$73,228
Demand — interest bearing	108,348	94,051	101,778
Savings	25,112	22,197	22,230
Certificates of deposits	139,104	140,069	144,627

Total deposits	351,973	327,539	341,863
Securities sold under agreements to repurchase	1,489	3,749	5,498
Federal Home Loan Bank borrowings	30,000	30,000	20,000
Other liabilities	4,266	4,359	7,301
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	5,000	5,000	5,000

Total Liabilities	392,728	370,647	379,662
Commitments and contingencies (note 8)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2004 and 2003	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 8,502,539 shares issued and outstanding at September 30, 2004, 8,130,174 at December 31, 2003 and 8,124,174 at September 30, 2003	10,714	9,540	8,952
Retained earnings	25,416	21,236	20,681
Accumulated other comprehensive (loss) , net of tax	(306)	(265)	(428)

Total Stockholders’ equity	35,824	30,511	29,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,552	$401,158	$408,867

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)
Three and nine months ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in thousands, except for per share data	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$4,627	$4,399	$13,416	$13,312
Interest on tax exempt securities	58	52	171	84
Interest on U.S. government securities	567	354	1,549	783
Interest on federal funds sold and securities purchased under agreements to resell	49	42	90	162
Interest on other securities	0	0	7	0

Total interest income	5,301	4,847	15,233	14,341

Interest expense:
Interest on demand deposits	114	110	314	351
Interest on savings deposits	26	31	79	102
Interest on time deposits	711	864	2,106	2,798
Securities sold under agreements to repurchase	0	4	2	10
Interest on FHLB and other borrowing expense	113	46	271	175
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	68	60	180	131

Total interest expense	1,032	1,115	2,952	3,567

Net interest income	4,269	3,732	12,281	10,774
Provision for loan losses	131	40	420	415

Net interest income after provision for loan losses	4,138	3,692	11,861	10,359

Noninterest income:
Service charges on deposit accounts	133	94	358	250
Payroll and benefit processing fees	81	79	260	245
Earnings on cash surrender value — Bank owned life insurance	52	57	160	176
Net gain on sale of securities available-for-sale	0	12	0	88
Net gain on sale of loans	2	25	38	99
Merchant credit card service income, net	139	112	330	307
Mortgage brokerage fee income	64	112	112	224
Other income	102	95	304	300

Total non-interest income	573	586	1,562	1,689

Noninterest expense:
Salaries and related benefits	1,500	1,409	4,261	4,063
Occupancy and equipment expense	395	374	1,127	1,087
FDIC insurance premium	11	12	36	37
Data processing fees	69	52	185	141
Professional service fees	177	161	619	549
Deferred compensation expense	71	65	207	189
Stationery and Supplies	48	58	156	178
Postage	25	22	73	77
Directors’ expense	67	68	225	182
Other expenses	278	238	856	759

Total non-interest expense	2,641	2,459	7,745	7,262

Income before income taxes	2,070	1,819	5,678	4,786
Provision for income taxes	803	565	2,138	1,721

Net Income	$1,267	$1,254	$3,540	$3,065

Basic earnings per share	$0.15	$0.15	$0.43	$0.38
Weighted average shares — basic	8,260	8,091	8,192	8,001
Diluted earnings per share	$0.15	$0.15	$0.42	$0.37
Weighted average shares — diluted	8,641	8,430	8,494	8,283

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2004 and 2003

	September 30,	September 30,
Dollars in thousands	2004	2003
Cash flows from operating activities:
Net Income	$3,540	$3,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	420	415
Provision for depreciation and amortization	468	425
Compensation expense associated with stock options	2	17
Gain on sale of securities available for sale	0	(88)
Amortization of investment premiums and accretion of discounts, net	(189)	307
Gain on sale of loans	(38)	(99)
Proceeds from sales of loans originated for sale	638	1,419
Loans originated for sale	(600)	(1,093)
Effect of changes in:
Other assets	2,660	2,020
Deferred loan fees	136	(35)
Other liabilities	546	3,775

Net cash provided by operating activities	7,583	10,128

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	27,524	14,713
Proceeds from sales of available-for-sale securities	0	15,244
Proceeds from maturities of held-to-maturity securities	895	796
Purchases of available-for-sale securities	(36,289)	(62,979)
Loan originations, net of principal repayments	(28,884)	1,679
Purchases of premises and equipment	(244)	(710)

Net cash used by investing activities	(36,998)	(31,257)
Cash flows from financing activities:
Net increase in deposits	24,435	27,416
Net decrease in securities sold under agreement to repurchase	(2,260)	1,793
Proceeds from Federal Home Loan Bank advances	90,000	35,000
Repayments of Federal Home Loan Bank advances	(90,000)	(33,000)
Proceeds from issuance of Junior Subordinated Debt	0	5,000
Common stock transactions, net	1,172	(977)

Net cash provided by financing activities	23,347	35,232
Net increase (decrease) in cash and cash equivalents	(6,068)	14,103
Cash and cash equivalents, beginning of period	32,039	34,592

Cash and cash equivalents, end of period	$25,971	$48,695

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,315	$1,752
Interest	3,565	3,505

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

3. Recent Accounting pronouncements

“The meaning of “Other-Than-Temporary” Impairment and Its Application to Certain Investments”

In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for certain securities, including:

•	All debt securities and equity securities that are subject to the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; and

•	Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas are effective for fiscal years ending after June 15, 2004. The implementation of these areas of Issue 03-1 is not anticipated to have a material impact on our financial statements. The Company has previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No.115. Those requirements were effective for fiscal years ending after December 15, 2003.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

“The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments (continued)”

On September 30, 2004, the FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board has asked the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. This delay does not suspense the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1-a.

“Application of Accounting Principles to Loan Commitments” (SAB105) On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the association loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. SAB 105 has had no effect on the Company’s results of operations or financial condition.

4. Earnings per Share

Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2004 and 2003.

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Basic EPS Calculation:
Numerator (net income)	$1,267	$1,254	$3,540	$3,065
Denominator (average common shares outstanding)	8,260	8,091	8,192	8,001
Basic earnings per Share	$0.15	$0.15	$0.43	$0.38
Diluted EPS Calculation:
Numerator (net income)	$1,267	$1,254	$3,540	$3,065
Denominator:
Average common shares outstanding	8,260	8,091	8,192	8,001
Options	381	339	302	282

	8,641	8,430	8,494	8,283
Diluted earnings per Share	$0.15	$0.15	$0.42	$0.37

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income
As reported	$1,267	$1,254	$3,540	$3,065
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(19)	(112)	(57)
Pro forma net income	$1,230	$1,235	$3,428	$3,008

Earnings per share:
Basic — as reported	$0.15	$0.15	$0.43	$0.38

Basic — pro forma	$0.15	$0.15	$0.42	$0.37

Diluted — as reported	$0.15	$0.15	$0.42	$0.37

Diluted — pro forma	$0.14	$0.14	$0.40	$0.36

The fair value of options granted during 2004 and 2003 is estimated using a binomial option-pricing model with the following assumptions: volatility of 30.87% and 22.75%, risk-free interest rate of 3.43% and 3.27% expected dividends of $0.23 per share per year, annual dividend rate of 3.15% and 1.98%, assumed forfeiture rate of zero and an expected life of seven years.

6. Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net Income as reported	$1,267	$1,254	$3,540	$3,065
Other comprehensive income net of tax:
Unrealized holding (loss)gain on securities available for sale	743	(530)	(41)	(463)
Reclassification adjustment for gain on available for sale securities	(0)	(35)	(0)	(95)

Total other comprehensive income	743	(565)	(41)	(558)
Total comprehensive income	$2,010	$689	$3,499	$2,507

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

7. Junior Subordinated Debentures (Trust Preferred Securities)

During 2003, Bank of Commerce Holdings (formerly Redding Bancorp) formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the subsidiary grantor trust to the Holding Company and from the Holding Company to the Bank as additional capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2004 was 4.90%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

8. Commitments and contingent liabilities

Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2004 are below:

(Dollars in thousands)
2004	$77
2005	$359
2006	$371
2007	$377
2008	$383
Thereafter	$1,226

Total	$2,793

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

Off-Balance Sheet Financial Instruments — In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letter of credits, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets.

9. Federal Home Loan Bank Advances

FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $30,000,000 as of September 30, 2004 and $20,000,000 as of September 30, 2003. The FHLB advances bear fixed rates of interest ranging from 1.25% to 1.92%. Interest is payable on a monthly basis. FHLB advances due as follows: $10,000,000 maturing October 24, 2004 at 1.25%, $10,000,000 maturing January 24, 2005 at 1.92%, and $10,000,000 maturing on February 4, 2005 at 1.39%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,663,000 and to pledge $36,248,343 of its real estate mortgage loans to the FHLB as collateral as of September 30, 2004.

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

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to September 30, 2004. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine-months ended September 30, 2004, compared to the same period in 2003. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

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

On September 21, 2004 the Board of Directors passed a resolution for a $0.23 per share cash dividend to be paid during the fourth quarter to stockholders of record as of October 1, 2004 payable on October 22, 2004, contingent on financial results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Financial Highlights - Results of Operations

Net income for the third quarter of 2004 totaled $1,267,000 an increase of 1.04% from the $1,254,000 reported for the same quarterly period of 2003. On the same basis, diluted earnings per common share for the third quarter of 2004 were $0.15, compared to $0.15 for the same period of 2003. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2004 were 1.21% and 13.15%, respectively, compared with 1.29% and 14.51%, respectively, for the third quarter of 2003.

Net income for the nine-month period ended September 30, 2004 totaled $3,540,000, an increase of 15.5% over net income reported for the same nine-month period ended September 30, 2003. On the same basis, diluted earnings per common share for the nine-months ended September 30, 2004 was $0.42, compared to $0.37 for the same nine-month period in 2003, a 13.5% increase. ROA was 1.17% and ROE was 12.73% for the first nine-months of 2004 compared with 1.08% and 12.80%, respectively, for the same nine-month period of 2003.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2004 was $4.27 million compared with $3.73 million for the same period in 2003 an increase of 14.4%. Net interest income for the nine-months ended September 30, 2004 was $12.28 million compared with $10.77 million for the same nine-month period in 2003, an increase of 13.99%.

Average earning assets for the nine-months ended September 30, 2004 increased $24.8 million or 7.2% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $6.2 million or 2.2% on average compared with the prior year period. Average securities increased $27.8 million or 69.8% over the prior period. Overall, the yield on earning assets decreased to 5.47% for the nine-month period compared to 5.52% for the same period in the prior year. The decrease is primarily due to new loan production priced at lower rates, available funds being invested into the security portfolio while loan growth remained relatively level for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Average interest-bearing liabilities for the nine-months ended September 30, 2004 increased $8.7 million or 3.1% compared with the prior year period. Of this increase, $7.6 million was in core deposit growth (interest-bearing demand and savings accounts), generally the least expensive deposit categories, while certificates of deposit decreased by $9.9 million. Demand deposits increased by $8.9 million or 14.6% over the prior nine-month period. Federal Home Loan Bank borrowings increased $10.0 million compared with the prior year period. The Company’s strategy is to replace higher costing funding sources with increases in core deposits and Federal Home Loan Bank borrowings to supplement loan growth and to leverage into securities to improve the spread in the margin. Borrowings are kept short and repaid as core deposit growth increases.

The overall cost of interest-bearing liabilities for the first nine-months 2004 was 1.36% compared with 1.69% for the first nine-months of 2003, a 17.36% decrease. The decrease was combined as a result of decreases in the volume of time deposits and rates paid on time deposits. Time deposits were replaced with growth in core demand and interest-bearing deposits.

The net effect of the changes discussed above resulted in an increase of $1,507,000 or 13.99% in net interest income for the nine-month period ended September 30, 2004 from the same period in 2003. Net interest margin increased 26 basis points to 4.41% from 4.15% for the same period a year ago.

Liquidity

The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of our customers, withdrawals of our depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.

The Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks and federal funds sold, asset liquidity is supported by debt securities in the available for sale security portfolio and wholesale lines of credit with the Federal Home Loan Bank and borrowing lines with other financial institutions. Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. During 2004, the Company formed an Internal ALCO Roundtable that meets on an every two-week basis to monitor economic conditions and establish strategies to maintain and increase the net interest margin while monitoring appropriate liquidity levels.

The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2004, the Company had overnight investments of $12.2 million and available lines of credit of at the Federal Home Loan bank of approximately $72.4 million, and two federal funds borrowing lines with correspondent banks of $15.0 million.

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

Total shareholder equity increased from December 31, 2003 by $5.3 million to $35.8 million at September 30, 2004. The increase was a result of earnings of $3.5 million, $1.8 million from exercises of stock options, including tax benefits, and a decrease in accumulated other comprehensive income of approximately $41,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

		Actual	Well Capitalized	Minimum Capital
	Capital	Ratio	Requirement	Requirement
The Company
Leverage	$41,130,309	9.79%	n/a	4.0%
Tier 1 Risk-Based	41,130,309	11.94%	n/a	4.0%
Total Risk-Based	44,862,258	13.02%	n/a	8.0%
Redding Bank of Commerce
Leverage	$39,083,937	9.36%	5.0%	4.0%
Tier 1 Risk-Based	39,083,937	11.34%	6.0%	4.0%
Total Risk-Based	42,815,886	12.43%	10.00%	8.0%

Short term borrowings

The Bank actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2004, all of the bank’s FHLB advances were fixed rate, fixed term borrowings without call or put option features.

At September 30, 2004, the Bank had $30 million in FHLB short-term advances outstanding at an average rate of 1.30% compared to $20 million at an average rate of 1.63% at September 30, 2003.

Provision for loan losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan and lease losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document.

Provision for loan losses of $420,000 were provided for the nine-months ended September 30, 2004 compared with $415,000 for the same period of 2003. Redding Bank of Commerce’s allowance for loan losses was 1.20% of total loans at September 30, 2004 and 1.41% at September 30, 2003, while its ratio of non-performing assets to total assets was 0.70% at September 30, 2004, compared to 0.89% at September 30, 2003. Year-to-date net charge-offs of $363,384 were primarily related to a partial write down on one credit that was fully reserved, compared to net recoveries of $1,000 in the same period last year.

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

Advances and changes in technology can significantly affect the business and operations of the Company. The Company faces many challenges included the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. The Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems. During 2004, the Company’s provider of core processing software (Aurum Technology- ABS System) was acquired by Fidelity National Financial, Inc. (“FNF”). FNF is a Fortune 500 provider of products and solutions to financial institutions, with over $7.7 billion in revenues and $1.3 billion in cash flows. FNF offers a competitive solution to core processing. The Company has assurances from FNF that software support and releases would continue to be compliant with Federal regulations.

Specific Risks to operations in California

Our operations are located entirely in the State of California, which in recent years has experienced economic disruptions that are unique to the state. We can offer no assurances that the critical impact of the California economic crisis will not have a material adverse affect on our customer’s or on our business and results of operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with FAS No. 123 would have been $112,000 and $57,000 for the nine-months ended September 30, 2004 and 2003, respectively. There would have been $0.02 per share decrease in diluted earnings per share in 2004 and $0.01 per share decrease in 2003.

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

Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid

(Unaudited, Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$293,101	$13,416	6.10%	$286,885	$13,312	6.19%
Tax-exempt Securities	6,604	171	3.45%	2,974	84	3.77%
US Government Securities	61,106	1,549	3.38%	36,908	783	2.83%
Federal Funds Sold	10,324	90	1.16%	19,500	162	1.11%
Other Securities	0	7	0.00%	79	0	3.38%

Average Earning Assets	$371,135	$15,233	5.47%	$346,346	$14,341	5.52%

Cash & Due From Banks	$17,935			$21,369
Bank Premises	5,718			5,479
Allowance for Loan and Lease Losses	(3,789)			(4,049)
Other Assets	10,981			9,970

Average Total Assets	$401,980			$379,115

Interest Bearing Liabilities
Demand Interest Bearing	$99,796	$314	0.42%	$92,930	$351	0.50%
Savings Deposits	23,176	79	0.45%	22,415	102	0.61%
Certificates of Deposit	137,621	2,106	2.04%	147,506	2,798	2.53%
Borrowings	29,785	453	2.03%	18,866	316	2.23%

	290,378	$2,952	1.36%	281,717	$3,567	1.69%

Non interest Demand	70,373			61,395
Other Liabilities	4,140			4,070
Shareholder Equity	37,089			31,933

Average Liabilities and Shareholders’ Equity	$401,980			$379,115

Net Interest Income and Net Interest Margin		$12,281	4.41%		$10,774	4.15%

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

Table 2. Analysis of Changes in Net Interest Income

	September 30, 2004 over September 30, 2003
(Dollars in thousands)	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$291	$(187)	$104
Tax-exempt Securities	94	(7)	87
US Government Securities	614	152	766
Federal Funds Sold	(80)	8	(72)
Other Securities	7	0	7

Total Increase (Decrease)	$926	$(34)	$892

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$19	$(56)	$(37)
Savings Deposits	3	(26)	(23)
Certificates of Deposit	(150)	(542)	(692)
Borrowings	165	(28)	137

Total Increase (Decrease)	$37	$(652)	$(615)

Net Increase	$889	$618	$1,507

Net interest income was $12.28 million for the first nine-months of 2004 compared with $10.77 million for the same period in 2003 (Tables 1 and 2). The increase in net interest income is nearly balanced between an increase volume of earning assets totaling $889,000 and a reduction in cost of funding totaling $618,000 adding $1,507,000 to net interest margin for the period.

Average earning assets for the first nine-months of 2004 were $371.1 million compared with $346.3 million for the same period in 2003, an increase of $24.8 million or 7.2%. Portfolio loans is the single largest component of earning assets and average portfolio loans increased $6.2 million or 2.2% over the same period in 2003. Average securities increased $27.8 million or 69.8% over the prior period.

While the average volume of earning assets increased, the average yield decreased to 5.47% in 2004 from 5.52% in 2003. The decrease is primarily due to new loan production priced at lower rates, available funds being invested into the security portfolio while loan growth remained relatively level for the period.

Offsetting the decline in yield on earning assets was the decrease in the cost of interest bearing liabilities to 1.36% in 2004 compared to 1.69% in 2003. The decrease was due to increases in the volume of core deposits (interest-bearing checking and savings) while certificates of deposits decreased by $9.9 million. Demand deposits increased by $8.9 million or 14.6% reflective of the Company strategy to increase focus on core deposit development.

As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 0.26% to 4.41% for the nine-months ended September 30, 2004 compared with 4.15% for the same period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Noninterest income
Service charges on deposit accounts	$133	$94	$358	$250
Payroll and benefit processing fees	81	79	260	245
Earnings on cash surrender value - Bank owned insurance	52	57	160	176
Net gain on sale of securities available-for-sale	0	12	0	88
Net gain on sale of loans	2	25	38	99
Merchant credit card service income, net	139	112	330	307
Mortgage brokerage fee income	64	112	112	224
Other Income	102	95	304	300

Total Noninterest income	$573	$586	$1,562	$1,689

Noninterest income decreased $13,000 or 2.3% for the quarter ended September 30, 2004 over September 30, 2003. The decrease relates to reduced volume of mortgage brokerage activities and related fee income. Service charges on deposit accounts increased by 41.5% over the prior quarterly period due to growth in core deposits and the introduction of an overdraft privilege product. Current quarter gains on sales of securities available-for-sale were $0 compared to the same quarter in 2003 with gains of $12,000.

Noninterest income decreased $127,000 or 7.5% for the nine-months ended September 30, 2004 over September 30, 2003. The decrease for the nine-month period is also related to the reduced volume of mortgage brokerage activities and related fee income. At September 30, 2004 gains on sales of securities available-for-sale were $0 compared with $88,000 at September 30, 2003. Net gains on sales of loans were $38,000 for September 30, 2004 compared with $99,000 at September 30, 2003. Service charges on deposit accounts increased by $108,000 or 43.2% over the same nine-month period a year ago, reflective of the growth in core deposit relationships and the introduction of an overdraft privilege product. Mortgage activities lag the prior year due to a significant drop in refinancing activity. Mortgage brokerage fee income decreased 50.0% over the nine-month period ended September 30, 2003.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2004	2003	2004	2003
Noninterest Expense
Salaries and related benefits	$1,500	$1,409	$4,261	$4,063
Occupancy and equipment expense	395	374	1,127	1,087
FDIC insurance premium	11	12	36	37
Data processing fees	69	52	185	141
Professional service fees	177	161	619	549
Deferred compensation expense	71	65	207	189
Stationery and Supplies	48	58	156	178
Postage	25	22	73	77
Directors’ expense	67	68	225	182
Other expenses	278	238	856	759

Total Noninterest expense	$2,641	$2,459	$7,745	$7,262

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest expense for the quarter ended September 30, 2003 was $2.6 million, an increase of $182,000 or 7.4% over the same period a year ago. Salaries and employee benefits increased $91,000 or 6.5% over the same period a year ago.

Professional service expense increased $16,000 or 9.9% for the quarter ended September 30, 2004 over the quarter ended September 30, 2003. Professional service expense consists of assessments, audit expenses, legal expenses and other outside services. Filing expenses attributed to the NASDAQ National listing totaled $100,000 representing all of the increase in professional service expense.

Non-interest expense for the nine-months ended September 30, 2004 was $7.7 million, an increase of $483,000 or 6.7% over the same nine-month period a year ago. Salaries and employee benefits increased $198,000 or 4.9% over the same nine-month period a year ago. Data processing expenses increased $44,000 or 31.2% over the same nine-month period a year ago. Professional service expense includes the NASDAQ National filing fees totaling $100,000 paid during the second quarter.

Income Taxes

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Income Taxes	2004	2003	2004	2003
Tax provision	$803	$565	$2,138	$1,721
Effective tax rate	38.8%	31.1%	37.7%	36.0%

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

Income tax expense through the third quarter 2004 was $2,138,000 as compared to $1,721,000 through the third quarter period in 2003. The increase in tax expense is attributed to increased income for the period.

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)

Portfolio Loans	September 30, 2004	December 31, 2003
Commercial and financial	$105,697	$104,508
Real estate-construction	67,944	66,742
Real estate-commercial	130,037	102,952
Real estate – mortgage	6,440	7,086
Installment	381	452
Other loans	394	633
Less:
Net deferred loan fees	(630)	(494)
Allowance for loan losses	(3,732)	(3,675)

Total net loans	$306,531	$278,204

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

Net portfolio loans have increased $28.3 million or 10.2% at September 30, 2004 over $278.2 million at December 31, 2003. The portfolio mix reflects a slight decrease in commercial and financial loans, offset by increases in commercial real estate and construction portfolios. The balance of the portfolio remains relatively consistent with the mix at December 31, 2003, with commercial and financial loans of approximately 34%, real estate construction of 22% and commercial real estate at 42%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $2,989,837 and $4,028,004 in impaired loans that had impairment allowances of $770,000 and $837,000 as of September 30, 2004 and December 31, 2003, respectively.

The Bank’s allowance for loan and lease losses was 1.20% of total loans at September 30, 2004 and 1.41% at September 30, 2003, while its ratio of non-performing assets to total assets was 0.70% at September 30, 2004, compared to 0.89% at September 30, 2003. Year-to-date net charge-offs of $363,384 were primarily related to a partial write down on one credit that was fully reserved, compared to net recoveries of $1,000 in the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)

Non-performing assets	September 30, 2004	December 31, 2003
Non-accrual loans	$2,990	$3,931
90 days past due and still accruing interest	0	712

	2,990	4,643
Other Real Estate Owned	0	0

Total non-performing assets	$2,990	$4,643

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

The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Allowance for Loan Losses	2004	2003	2004	2003
Beginning balance for Loan Losses	$3,618	$3,925	$3,675	$3,549
Provision for Loan Losses	131	40	420	415
Charge offs:
Commercial	(18)	(0)	(367)	(7)
Real Estate	(0)	(0)	0	0
Other	(0)	(1)	0	(1)

Total Charge offs	(18)	(1)	(367)	(8)
Recoveries:
Commercial	1	1	4	9
Real Estate	0	0	0	0

Total Recoveries	1	1	4	9
Ending Balance	$3,732	$3,965	$3,732	$3,965
ALLL to total loans	1.20%	1.41%	1.20%	1.41%
Net Charge offs to average loans	0.12%	0.00%	0.12%	0.00%

Securities Portfolio

The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of cash on hand. Total available-for-sale securities increased $14.2 million or 22.2% for the nine-months of 2004. For the nine-months ended September 30, 2004, there were fourteen purchases totaling $36.3 million, no sales to date and maturities totaling $12.4 million. Purchases to the portfolio were primarily in the U.S. Government Agency and Mortgage Back sectors.

As of September 30, 2004, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $7.6 million for deposits of public funds and approximately $1.5 million for collateralized repurchase agreements.

The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

	as of September 30, 2004
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
U.S. government & agencies	$30,764	$40	$(362)	$30,442
Obligations of state and political subdivisions	6,519	69	(102)	6,486
Mortgage backed securities	41,712	0	(165)	41,547

Total	$78,995	$109	$(629)	$78,475

(Dollars in thousands)	as of September 30, 2003
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value
U.S. government & agencies	$25,347	$59	$(464)	$24,942
Obligations of state and political subdivisions	6,442	311	(481)	6,272
Mortgage backed securities	33,117	11	(104)	33,024

Total	$64,906	$381	$(1,049)	$64,238

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 2004, the Company’s securities available-for-sale shown below have been in a continuous loss position for periods less than 12 months as shown below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities and Obligations of U.S. Agencies	$12,591	$14	$7,649	$348	$20,240	$362
Obligations of State and Political Subdivisions	$1,408	$43	$2,442	$59	$3,850	$102
Mortgage-backed Securities	$21,789	$77	$19,758	$88	$41,547	$165
Total temporarily impaired securities	$35,788	$134	$29,849	$495	$65,637	$629

Securities are classified as either held-to-maturity or available-for-sale at the time of purchase. Securities that the Company has the intent and ability to hold to maturity are designated held-to-maturity and are stated at amortized cost. Although the Company has the intent and ability to hold available-for-sale securities, the Company has determined that available-for-sale securities might be sold before maturity to support its asset liability management strategies. Accordingly, available-for-sale securities are stated at fair value based on quoted market prices. Economic factors may affect market pricing over the stated maturity of the security, including changes in interest rates. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), net of income taxes where applicable. The Company recognizes an impairment charge when the decline in the fair value of its investments below the cost basis is judged to be other than temporary. As of September 30, 2004, thirty-one securities were in a loss position due to changes in interest rates. The Company has determined the loss position to be temporary and no impairment charges have occurred. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AAA on the overall portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential loss due to adverse changes in the market value or yield of a position. This risk is inherent in the financial instruments associated with loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market-sensitive assets and liabilities are generated through traditional banking business.

Interest rate risk represents the most significant market risk exposure. The goal of the Asset Liability Management (“ALCO”) Roundtable is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rate risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Lending and deposit gathering create interest rate sensitive positions on our balance sheet.

Fluctuation in interest rates will ultimately affect both the level of interest income and interest expense recorded as revenue. The fundamental objective of the ALCO Roundtable is to enhance the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed acceptable by the Company’s management.

To estimate the effect of interest rate shock on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk. An enhanced model was implemented during the third quarter 2004. The Risk Analytics Interest Rate Risk Management model is a cash flow simulation model using detailed securities, loan and deposit and market rate information. The income pro-forma and present value equity calculations are performed in nine different interest rate scenarios. All interest rate scenarios are immediate and parallel with sustained shocks to all market rates in the model.

The new model takes information feeds from the loan portfolio, deposit portfolio, investment portfolio, balance sheet and income statement capturing optionality in on-balance sheet assets and liabilities. Variables in interest rate assumptions and budget information are updated on a quarterly basis.

Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200 and 300 basis points up or down. All changes are measured in dollars and percentages and are compared to projected net interest income.

At September 30, 2004, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $602,000 and $1,205,000, respectively. A similar and opposite result would result attributable to a 100 or 200 basis point increase in the federal funds rate. At December 31, 2003, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $575,000 and $1,149,000, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.

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

As part of the evaluation of internal controls, the Company has formed a “SOX 404” committee which has established the master plan for full documentation of the Company’s internal controls. The master plan consists of seven control areas: Finance, Commercial Lending, Real Estate Lending, Operations, Human Resources, Third Party Services, and Information Technology. The committee has developed the following compliance framework and nine steps to compliance.

SOX 404 Compliance Framework

The purpose of this framework is to comply with the Sarbanes-Oxley Act, Section 404 (SOX 404). Under SOX 404, Bank of Commerce Holdings’ (“BOCH”) annual reports must include a report on the oversight of the company’s internal controls for financial reporting. The internal control report must include the following:

•	A statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the company.

•	Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the end of the company’s most recent fiscal year.

•	A statement identifying the framework used by management to evaluate the effectiveness of the company’s internal control over financial reporting.

•	A statement that the registered public accounting firm that audited the company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

Under these new rules, BOCH is required to file the registered public accounting firm’s attestation report as part of its annual report. Management has adopted a nine-step methodology to meet the SOX 404; the methodology builds on and is dependent on the previous step in the process:

Step One: Plan and Scope

In this initial step, management will form a SOX 404 Compliance Team. The SOX 404 Team will have representation from each major segment of the organization including Finance, Operations, Lending, Human Resources, and Information Technology. Each member of the team will contribute their respective skills and experience to identify key risk areas and sub-areas to be included in the scope of the project. The areas and sub-areas will be included in the scope if those areas present risks in the initiation, recording, processing, and reporting of financial information.

Step Two: Perform Risk Assessment

In step two, the SOX 404 Team will perform a risk assessment to better understand how events can impact the Company business objectives and potential for a material misstatement in Bank of Commerce Holdings financial reporting. The risk assessments will be made with the perspectives of likelihood and potential impact. Likelihood will be determined based on the following criteria:

•	Probable – The future event or events are likely to occur.

•	Reasonably Possible – The chance of the future event or events occurring is more than remote but less than likely.

•	Remote – The chance of the future event or events is slight.

The impact or severity component will be determined based on whether the event or events potentially expose BOCH to a risk of material misstatement.

Step Three: Identify Significant Controls

Step three consists of identifying the controls that mitigate the aforementioned risks; application and general controls. Application controls refer to the specific business processes supported and are designed to prevent and detect unauthorized transactions. Application controls ensure completeness, accuracy, authorization, and validity of transactions. General controls apply to all segments of the organization and support secure and continuous operation.

Step Four: Document Controls

In this stage of compliance, the SOX team will document its controls. The objective of the documentation stage is to provide sufficient information to allow the external auditors to fully and adequately understand the controls and test their effectiveness. The process will be accomplished with the following questions or criteria in mind:

•	What risk(s) does the control address?

•	How does this control potentially impact financial reporting?

•	Can this control be tested?

Step Five: Evaluate Controls

Step five consists of taking a step back and evaluating the organization’s control infrastructure. BOCH operates in the highly regulated banking industry; a periodic and comprehensive assessment of the organization’s control structure is fundamental to the regulatory examination process. Nevertheless, management will objectively and critically assess its control infrastructure for both SOX 404 purposes and with an enterprise wide risk management objective.

Step Six: Evaluate Operational Effectiveness

Evaluation of operational effectiveness in step six consists of initial and ongoing testing. The objective of this step is to ensure the continuing value of the organization’s controls. BOCH control testing is conducted through both internal audits and audits performed by external parties such as Audit One and Knoll’s Audit Services. The scope and frequency of testing is determined based on the aforementioned Risk Assessment (Step 2).

Step Seven: Determine Material Weaknesses

The goal of step six is to identify all weaknesses including potential weaknesses that could possibly be deemed “material weaknesses.” The internal control spectrum runs from inconsequential to material weaknesses. Determining whether a deficiency is significant or material is based on professional judgment. Independent auditors will consider various factors such as the size of operations, complexity and diversity of activities, organizational structure, and the likelihood that the control deficiency should result in a material misstatement of the organization’s financial statements.

An internal control deficiency may consist of a design or operating deficiency. A design deficiency exists when a necessary control is missing or an existing control is not properly designed; the control objective is not met on a consistent basis. An operating deficiency exists when a properly designed control either is not operating as designed or the person performing a control does not possess the necessary authority or qualifications to perform the control effectively. Internal control deficiencies relevant to financial reporting range from inconsequential internal control deficiencies to material weaknesses in internal control:

A Significant Deficiency is an internal control deficiency in a significant control or an aggregation of such deficiencies that could result in a misstatement of the financial statements that is more than inconsequential.

A Material Weakness is a significant deficiency or an aggregation of significant deficiencies that precludes the entity’s internal control from providing reasonable assurance that material misstatements in the financial statements will be prevented or detected on a timely basis by employees in the normal course of performing their assigned functions.

Step Eight: Document Results

Test results will be documented; the results will form the basis for management assertion and auditor attestation. As indicated in step six, BOCH will conduct testing through both internal and external parties. Documentation will be in the form of audit reports.

Step Nine: Build Sustainability

In this final step, management will ensure that Bank of Commerce Holdings’ control infrastructure is sustainable. Sustainability is a process that requires continuous support and evaluation.

The SOX 404 Committee believes that the narrative documentation, flowcharts and control worksheets will be complete by August 2005 allowing sufficient time for testing prior to the December 31, 2005 deadline.

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

On September 21, 2004 the Board of Directors declared a $0.23 per share cash dividend payable to stockholders of record as of October 1, 2004 payable on October 22, 2004.

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

N/A.

Item 5. Other Information

N/A.

Item 6A. Exhibits

(31)	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002.

(32)	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002.

Item 6B. Reports on Form 8-K

Form 8-K dated November 2, 2004 announcing third quarter operating results.

Form 8-K dated September 24, 2004 resolution to pay a $0.23 cash dividend during the fourth quarter to Stockholders of record as of October 1, 2004, payable on October 22, 2004 contingent on financial results.

Form 8-K dated August 19, 2004 Bank of Commerce Mortgage affiliate contract.

Form 8-K dated July 23, 2004 announcing second quarter operating results.

Form 8-K dated July 22, 2004 announcing Company three-for-one stock split.

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: November 4, 2004

/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer