Form 10-K
period 2004-12-31
Bank of Commerce Holdings
filed 2005-03-04
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 - Commission File Number 0-25135

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $60,166,680 as of February 28, 2005 which was calculated based on the last reported sale of the Company’s Common Stock. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 28, 2005 there were 8,549,331 total shares of the Registrant’s common stock outstanding.

Bank of Commerce Holdings Form 10-K

Documents Incorporated By Reference

Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2005 Annual Meeting of Shareholders. The 2005 Annual Meeting of Shareholders will be held on Tuesday, May 17, 2005.

PART I

Item 1. BUSINESS

General

Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982 (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Bank of Commerce Mortgage, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Bank of Commerce Holdings Trust. During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2004 was 5.37%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

On March 18, 2004, RBC Mortgage Services, a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, and manage the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage pays ten percent of gross premiums earned to BWC Mortgage Services . On July 1, 2004, Bank of Commerce Mortgage relocated to its permanent location at 1024 Mistletoe Lane, Redding, California.

On May 18, 2004, by majority shareholder vote, the Holding Company (Redding Bancorp) amended the Articles of Incorporation to change the Company’s name to Bank of Commerce Holdings. The new name proves to be more reflective of the multiple financial holdings of the Company as well as more geographically open to expansion opportunities.

On May 24, 2004 the Company was approved to list on the NASDAQ National Market under the trading symbol BOCH (Bank of Commerce Holdings). The listing became live on June 15, 2004. On July 21, 2004, the Board of Directors declared a three-for-one stock split on the Company’s common stock. The decision to declare the stock split was intended to make it easier for our current and future investors to enjoy ownership in our Company. The Board of Directors passed a resolution for a $0.23 per share cash dividend effective October 1, 2004 to be paid during the fourth quarter to stockholders of record as of October 1, 2004 payable on October 22, 2004.

Primary Market Areas

The Bank is principally supervised and regulated by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company operates in two distinct markets. Redding Bank of Commerce has historically been the leading independent commercial bank in Redding, California, and Shasta County, California though community banks and national banks make the competition more intense. This market has been expanding, but is still relatively small when compared to the greater Sacramento market, the location of Roseville Bank of Commerce, a division of Redding Bank of Commerce. Management believes that the two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities. At the time of this report the Bank ranked third in Shasta County for market share, 29th in Sacramento County and 18th in Placer County.

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

See “Risk Factors That May Affect Results-Lending Risks Associated with Commercial Banking and Construction Activities.” The Bank manages its credit risk associated with real estate construction lending by establishing maximum loan-to-value ratios on projects on an as-completed basis, inspecting project status in advance of controlled disbursements and matching maturities with expected completion dates. Generally, the Bank requires a loan-to-value ratio of no more than 80% on single-family residential construction loans.

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

The specific underwriting standards of the Bank and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The Bank’s underwriting criteria is designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Bank contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from the owners of its private corporate borrowers.

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

Overview of the New Accord

The New Accord encompasses three elements: minimum regulatory capital requirements, supervisory review and market discipline. Under the first element, a banking organization must calculate capital requirements to credit risk, operational risk and market risk . The New Accord does not change the definition of what qualifies as regulatory capital, the minimum risk-based capital ratio, or the methodology for determining capital charges for market risk. The New Accord does provide several methodologies for determining capital requirements for both credit and operational risk. For credit risk there are two general approaches; the standardized approach (based on the 1988 Accord) and the internal ratings-based (IRB) approach, which uses the institution’s internal estimates of key risk drivers to derive capital requirements.

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

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

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

Recently Enacted Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). This is the most comprehensive securities reform since the securities acts of the 1930’s. SOX and associated rulemaking by the Securities and Exchange Commission (“SEC”) significantly changed the public reporting corporate governance obligations of the Company and other publicly traded companies.

In accordance with SOX and associated rulemaking, the Company adopted the Audit Committee Charter which is included in the Company’s annual proxy statement as appendix “A”, and the Company has undertaken numerous additional compliance actions as well.

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

As part of the evaluation of internal controls mandated under SOX and the associated rulemaking, the Company has formed a “SOX 404” Compliance Team which has established the master plan for full documentation of the Company’s internal controls. The master plan consists of seven control areas: Finance, Commercial Lending, Real Estate Lending, Operations, Human Resources, Third Party Services, and Information Technology. The committee has developed the following compliance framework and nine steps to compliance.

SOX 404 Compliance Framework

The purpose of this framework is to comply with the requirements of Section 404 of SOX (“SOX 404”). Under SOX 404, the Company will be required to include in its SEC reporting an annual report on the internal controls for financial reporting. The internal control report must include the following:

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

Under these new rules, the Company will be required to file the registered public accounting firm’s attestation report as part of its annual report on internal controls. Management has adopted and is implementing a process to meet the requirements of SOX 404.

The Company expects to complete its internal controls process by August 2005, allowing sufficient time for testing prior to the December 31, 2005 deadline.

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

Employees

     As of February 1, 2005, the Company employed 112 full-time equivalent employees. Of these employees, 27 were employed in the Roseville market and 85 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

Forward Looking Statements and Risk Factors That May Affect Results

This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intend,” “plan,” “believes,” “estimate,” “consider” or similar expressions or conditional verbs such as “will”, “should”, “would” and “could” are intended to identify such forward looking statements.. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading “Risk Factors That May Affect Results” and elsewhere in this report. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all references to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.

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

The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer.

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

Dependence on Real Estate

At December 31, 2004, approximately 68% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California. See “-Economic Conditions and Geographic Concentration “.

The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At December 31, 2004, commercial real estate and construction loans comprised approximately 42% and 24%, respectively, of the total loans in the portfolio of the Company. At December 31, 2004, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “-Economic Conditions and Geographic Concentration “.

Risks Specific to Operations in California

Our operations are located entirely in California, which in recent years has experienced economic disruptions that are unique to the state. The fiscal and political uncertainty surrounding the state government’s financial condition, for example may have a material adverse effect on our customer’s businesses or on our business, financial condition and results of operations.

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

Potential Volatility of Deposits

At December 31, 2004, time certificates of deposit in excess of $100,000 represented approximately 24% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $30.0 million of the $83.5 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.

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

Economic Conditions and Geographic Concentration

The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2004, approximately 68% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.

Reliance on Key Employees and Others

As of February 1, 2005, the Company employed 112 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to two of its officers with regard to a salary continuation plan. In February 2005 the founding Chairman of the Company will retire. During 2004, the founding CEO of the Company was elected to Vice-Chairman and will assume the Chairman responsibilities as of March 2005.

Adequacy of Allowance for Loan and Lease Losses (ALLL)

The Company’s allowance for loan and lease losses was approximately $3.9 million, or 1.2% of total loans at December 31, 2004. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the first quarter of 2004. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL).”

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

Shares Eligible for Future Sale

As of December 31, 2004, the Company had 8,502,831 shares of Common Stock outstanding, of which 5,529,642 shares are eligible for sale in the public market without restriction and 2,973,189 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 765,931 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $10.76 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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

Dilution

The Company has issued options to purchase shares of the Company’s common stock at prices equal to 85% to 100% of the fair market value of the Company’s Common Stock on the date of grant. As of December 31, 2004, the Company had outstanding options to purchase an aggregate of 765,931 shares of Common Stock at exercise prices ranging from $2.75 to $10.76 per share, or a weighted average exercise price per share of $4.80. To the extent such options are exercised, stockholders of the Company will experience dilution.

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

The Company’s Roseville Bank of Commerce at Eureka office is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring in August 1, 2011. The Company’s Roseville Bank of Commerce at Sunrise office is a free standing building with approximately 4,982 square feet of space located at 6950 Sunrise Boulevard, Citrus Heights, California. The Company subleases the space from Wells Fargo Bank expiring on March 5, 2009.

The Company’s Mortgage division is located in a free standing building with approximately 2,500 square fee located at 1024 Mistletoe Lane, Redding, California 96002. The Company subleases the space expiring July 1, 2009.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended December 31, 2004 to a vote of the Company’s security holders.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Common Stock is traded is the NASDAQ National Market. The Common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2004	$9.97	$8.12	165,741
June 30, 2004	$11.63	$9.42	63,972
September 30, 2004	$17.31	$11.25	339,007
December 31, 2004	$13.06	$10.51	108,119

March 31, 2003	$6.78	$5.70	30,708
June 30, 2003	$6.53	$5.92	82,896
September 30, 2003	$7.99	$6.02	187,506
December 31, 2003	$8.83	$7.67	174,042

We believe there were approximately 676 stockholders of the Company’s common stock as of January 30, 2005, including those held in street name, and the market price on that date was $12.35 per share. As of January 30, 2005 there were 288 registered stockholders.

On October 22, 2004 and 2003, a cash dividend of $0.23 and $0.22, respectively, per share was paid to stockholders of record as of October 1, 2004 and 2003 respectively. The Company currently expects to pay cash dividends at this rate in the future, but the Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board (“FRB”) generally prohibits a financial holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a financial holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

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

One of the provisions of the Jobs and Growth Tax Relief Reconciliation Act of 2003 signed by President George W. Bush, included changes in how dividends are taxed. Investors will now pay lower tax rates on dividends received from domestic corporations and qualified foreign corporations. In the past, dividend income was another source of ordinary income, taxed at the investors’ normal tax rate. Beginning in 2003, the maximum tax rate on qualifying dividends has dropped to 5%, 10% or 15% depending on the investors’ tax bracket. The lower tax rate is scheduled to expire in 2008.

Equity Compensation Plan Information

The following chart sets forth information for the fiscal year ended December 31, 2004, regarding equity based compensation plans of the Company.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a)).
	(a)	(b)	(c)

Equity compensation plans approved by security holders	765,931	$4.80	122,190

Equity compensation plans not approved by security holders	None	None	None

Total	765,931	$4.80	122,190

During 2004, the Company did not conduct any unregistered offerings or sales of its securities, nor did it repurchase any of its outstanding securities.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years ended December 31, 2004, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)

	2004	2003	2002	2001	2000
Statements of Income
Total Interest Income	$20,996	$19,279	$18,565	$20,216	$20,177
Net Interest Income	$16,887	$14,694	$12,517	$11,190	$11,455
Provision for Loan Losses	$593	$515	$620	$255	$142
Total Noninterest Income	$2,196	$2,150	$2,091	$2,823	$2,807
Total Noninterest Expense	$10,581	$9,660	$8,267	$7,143	$6,458
Total Revenues	$23,192	$21,429	$20,656	$23,039	$22,984
Net Income	$4,978	$4,183	$3,696	$4,274	$4,812

Balance Sheets
Total Assets	$438,545	$401,158	$367,434	$318,686	$255,107
Total Net Loans	$318,801	$278,204	$280,351	$216,960	$191,586
Allowance for Loan Losses	$3,866	$3,675	$3,529	$2,916	$2,710
Total Deposits	$352,879	$327,539	$314,447	$281,436	$218,036
Stockholders’ Equity	$35,283	$30,511	$27,667	$27,240	$28,754

Performance Ratios [1]
Return on Average Assets [2]	1.22%	1.10%	1.09%	1.49%	1.98%
Return on Average Stockholders’ Equity [3]	15.37%	15.20%	13.92%	15.43%	17.95%
Dividend Payout	39.29%	42.09%	46.57%	41.94%	35.32%
Average Equity to Average Assets	8.16%	7.21%	7.83%	9.67%	11.02%
Tier 1 Risk-Based Capital-Bank [4]	10.80%	10.77%	9.14%	10.93%	12.86%
Total Risk-Based Capital-Bank	11.88%	12.02%	10.19%	12.18%	14.11%
Net Interest Margin [5]	4.45%	4.22%	4.06%	4.24%	5.16%
Average Earning Assets to Total Average Assets	92.62%	91.26%	90.90%	92.15%	91.30%
Nonperforming Assets to Total Assets [6]	0.54%	1.16%	.10%	.11%	.31%
Net Charge-offs to Average Loans	.12%	.13%	.01%	.02%	.09%
Allowance for Loan Losses to Total Loans	1.20%	1.30%	1.26%	1.35%	1.42%
Nonperforming Loans to Allowance for Loan Losses	61.64%	126.34%	0.20%	11.97%	29.56%
Efficiency Ratio [7]	57.23%	59.15%	56.59%	50.97%	45.28%
Share Data
Average Common Shares Outstanding — basic	8,283	8,033	8,013	8,109	8,652
Average Common Shares Outstanding — diluted	8,703	8,327	8,604	8,568	9,105
Book Value Per Common Share	$4.27	$3.80	$3.45	$3.36	$3.32
Basic Earnings Per Common Share	$0.60	$0.52	$0.46	$0.51	$0.56
Diluted Earnings Per Common Share	$0.57	$0.50	$0.43	$0.48	$0.53
Cash Dividends Per Common Share	$0.23	$0.22	$0.22	$0.22	$0.20

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average stockholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on pages 36-37.

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intend,” “plan,” “believes,” “estimate,” “consider” or similar expressions or conditional verbs such as “will”, “should”, “would” and “could” are intended to identify such forward looking statements. The Company’s actual future results and stockholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention to and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.

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

Our Company’s most valuable asset is its customers. We will consider their needs first when we design our products. High-quality customer service is an important mission of our Company, and how well we accomplish this mission will have a direct influence on our profitability. For the past two years we have followed a disciplined organic growth strategy, pursuing growth by attracting more customers and expanding our relationships with the customers we already have.

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

Senior Leadership Committees

To ensure that our risk management goals and objectives are accomplished oversight of our risk taking and risk management activities are conducted through five Senior Leadership committees.

•	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.

•	The Credit Round Table Committee recommends to the Board of Directors corporate credit practices and limits, including industry concentration limits, approval requirements and exceptions.

•	The Technology Steering Committee establishes technological strategies, makes technology investment decisions and manages the implementation process.

•	The ALCO Round Table Committee establishes and monitors liquidity ranges, pricing, maturities, investment goals and interest spread on balance sheet accounts.

•	The SOX 404 Compliance Team has established the master plan for full documentation of the Companies internal controls and compliance with the Sarbanes-Oxley Act, Section 404.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 3.43 years.

Liquidity is generated from liabilities through deposit growth and short-term borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives. Internal deposit growth provided approximately $25,339,000 and borrowings provided approximately $3,255,000 of liquidity.

The Company also had available correspondent banking lines of credit through correspondent relationships totaling approximately $15,000,000 and available secured borrowing lines of approximately $49,437,000 with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Company’s operations.

The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $101.7 million or 23.2% of total assets at December 31, 2004, $102.2 million or 25.5% of total assets at December 31, 2003 and $66.9 million or 18.2% of total assets at December 30, 2002. In 2004, the Holding Company’s primary source of funding was dividends paid by the Bank totaling $1,955,584 and was paid to stockholders. The Holding Company expects to continue to receive dividends from the Bank in 2005. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)

To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. Gross capital expenditures for 2004 were approximately $621,000 for replacement of furniture and equipment, technological enhancements and in progress purchases. The Company expects that the earnings of the Company, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2005.

Short term borrowings

The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity. At December 31, 2004, all of the Company’s FHLB advances were fixed rate, fixed term borrowings without call or put option features. At December 2004, the Company had $35 million in FHLB advances outstanding compared to $30 million at December 31, 2003.

	2004	2003	2002

Securities sold under agreements to repurchase with weighted average interest rates of 0.15%, 0.20% and 0.41% at December 31, 2004, 2003 and 2002, respectively	$2,003,712	$3,748,797	$3,704,385

Federal Home Loan Bank borrowings with weighted average interest rates of 2.56%, 1.16% and 1.78% at December 31, 2004, 2003 and 2002, respectively	35,000,000	30,000,000	18,000,000

Total short term borrowings	$37,003,712	$33,748,797	$21,704,385

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$10,238,525	$5,497,582	$11,867,244
Average balance during the year	2,164,067	3,899,800	6,295,292
Weighted average interest rate during year	2.44%	2.45%	2.59%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$35,000,000	$30,000,000	$28,000,000
Average Balance during the year	28,715,847	14,820,597	11,500,000
Weighted average interest rate during year	1.53%	1.49%	1.78%

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

Commercial portfolio credit risk management

Commercial credit risk management begins with an assessment of the credit risk profile of the individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each commercial credit is assigned a risk grade and is subject to approval based on existing credit approval standards. Risk grading is a factor in determining the allowance for loan losses. Credit decisions are determined by Credit Administration to certain limitations and approvals from the Loan Committee above certain limitations. Credit risk is continuously monitored by Credit Administration for possible adjustment if there has been a change in the borrower’s ability to perform under its obligations. Additionally, we manage the size of our credit exposure through loan sales and loan participation agreements.

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

The Company manages its credit risk associated with real estate construction lending by establishing a loan-to-value ratio on projects on an as-completed basis, inspecting project status in advance of disbursements and matching maturities with expected completion dates. Generally, the Company requires a loan-to-value ratio of not more than 80% on single family residential construction loans.

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

Concentrations of credit risk

Portfolio credit risk is evaluated with the goal that concentrations of credit exposure do not result in unacceptable levels of risk. Concentrations of credit exposure can be measured in various ways including industry, product, geography, and customer relationship. We review non-real estate commercial loans by industry and real estate loans by geographic location and property type.

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

Allowance for loan and lease losses (ALLL)

The allowance for loan and lease losses represents management’s best estimate of probable losses in the loans and leases portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the provision for loan losses.

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

The Company’s allowance for loan and lease losses is the accumulation of various components that are calculated based upon independent methodologies. All components of the allowance for loan losses represent an estimation performed pursuant to Statement of Financial Accounting Standards (“SFAS”) Statement No. 5, Accounting for Contingencies or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the SFAS No. 5 components over time.

An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s credit risk evaluation process, which includes credit risk grading individual commercial, construction, commercial real estate and consumer loans. Loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.

For individually impaired loans, SFAS No. 114 provides guidance on the acceptable methods to measure impairment. Specifically, SFAS No. 114 states that when a loan is impaired, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing environmental factors. In addition to the ALLL, an allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.

We make provisions to the ALLL on a regular basis through charges to operations that are reflected in our consolidated statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgement of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provision for possible loan losses in future periods. The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2004	2003	2002	2001	2000

Beginning Balance:	$3,675	$3,529	$2,916	$2,710	$2,708

Provision for loan losses	593	515	620	255	142
Charge-offs:
Commercial & Financial	(367)	(379)	(8)	(191)	(200)
Real Estate	(0)	(0)	(18)	(345)	(3)
Other	(1)	(1)	(0)	(0)	(1)

Total Charge-offs	(368)	(380)	(26)	(536)	(204)

Recoveries:
Commercial & Financial	2	11	19	35	62
Real Estate	0	0	0	452	2
Other	3	0	0	0	0

Total Recoveries	5	11	19	487	64

Net Charge-offs	(363)	(369)	(7)	(49)	(140)

Allocation to off-balance sheet liabilities	(39)	0	0	0	0

Ending Balance	$3,866	$3,675	$3,529	$2,916	$2,710

Allowance for loan losses to total loans	1.20%	1.30%	1.26%	1.35%	1.42%

Net Charge-offs to average loans	.12%	.13%	.01%	.02%	.08%

The provision for loan and lease losses increased to $593,000 for 2004 versus $515,000 in 2003. Net charge-offs were $362,586 or 0.12% of total loans during 2004. Actual and future results of the allowance provision and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.
Allocation of Allowance for Loan and Lease Losses by product type:

(Dollars in thousands)	Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001		Dec. 30, 2000

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Balance at end of period applicable to:
Commercial and Financial	$2,087	32.64%	$2,315	37.01%	$2,047	34.84%	$1,691	34.96%	$1,498	31.39%
Commercial Real Estate	$1,149	41.83%	$878	36.46%	$952	43.67%	$787	37.68%	$813	40.99%
Construction and Development	$588	23.95%	$456	23.64%	$494	14.29%	$408	20.60%	$379	19.29%
Consumer Loans	$23	0.10%	$20	0.16%	$20	0.25%	$16	0.20%	$15	0.22%
Other Loans	$0	0.11%	$0	0.22%	$0	0.23%	$0	0.33%	$0	0.72%
Unallocated	$19	1.37%	$6	2.51%	$16	6.72%	$14	6.23%	$5	7.39%
Total Allowance for loan and lease losses	$3,866	100.00%	$3,675	100.00%	$3,529	100.00%	$2,916	100.00%	$2,710	100.00%

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

Net interest income risk is measured based on rate shocks over different time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in the planning and budgeting model. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO.

Securities Portfolio

The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. The Company classifies its securities as “available-for-sale” or “held-to-maturity” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of stockholders’ equity. Gain or loss on sale of securities is based on the specific identification method. Securities held-to-maturity at December 31, 2004, 2003 and 2002 consisted of mortgage-backed securities with an amortized cost of $448,753, $1.4 million and $2.4 million, respectively. At December 31, 2004, $448,753 or the remaining balances having a contractual maturity of over ten years and a weighted-average yield of 7.44%.

Operational Risk Management

Operational risk is the potential for loss resulting from events involving people, processes, technology, legal or regulatory issues, external events, and reputation. In keeping with the corporate governance structure, the Senior Leadership committee is responsible for operational risk controls. Operational risks are managed through specific policies and procedures, controls and monitoring tools. Examples of these include reconciliation processes, transaction monitoring and analysis and system audits. Operational risks fall into two major categories, business specific and company wide. The Senior Leadership committee works to ensure consistency in policies, processes and assessments. With respect to company wide risks, the Senior Leadership committee works directly with Directors to develop policies and procedures for information security, business resumption plans, compliance and legal issues.

Critical Accounting Policies

General

The Company’s significant accounting principles are described in Note 2 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Bank of Commerce Holdings’ consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgement to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment.

Allowance for Loan and Lease Losses (ALLL)

The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) SFAS No.5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company performs periodic and systematic detailed evaluations of its lending portfolio to identify and estimate the inherent risks and assess the overall collectibility. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).

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

Stock-Based Compensation

The Company uses the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. The Company applies Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. The fair value of options granted is determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 30.88% , a risk-fee interest rate of 3.62% (based upon the five year treasury coupon rate at December 31, 2004), expected dividends of $0.23 per share per year, an annual dividend rate of 2.00%, an assumed forfeiture rate of zero and an expected life of seven years.

Revenue recognition

The Company’s primary source of revenue is net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Financial Highlights — Results of Operations

The following discussion and analysis provides a comparison of the results of operations for 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios	2004	2003	2002	2001	2000

Profitability
Return on average assets	1.22%	1.10%	1.09%	1.49%	1.98%
Return on average equity	15.37%	15.20%	13.92%	15.43%	17.95%
Average earning assets to total average assets	92.62%	91.26%	90.90%	92.15%	91.30%
Interest Margin
Net interest margin	4.45%	4.22%	4.06%	4.24%	5.16%
Asset Quality
Allowance for loan losses to total loans	1.20%	1.30%	1.26%	1.35%	1.42%
Nonperforming assets to total assets	0.54%	1.16%	0.10%	0.11%	0.31%
Net charge-offs to average loans	0.12%	0.13%	0.01%	0.02%	0.09%
Liquidity
Loans to deposits	90.34%	84.94%	89.16%	77.09%	87.87%
Liquidity ratio	23.23%	25.49%	18.32%	25.69%	18.27%
Capital
Tier 1 risk-based capital — Bank	10.80%	10.77%	9.14%	10.93%	12.86%
Total risk-based capital — Bank	11.88%	12.02%	10.19%	12.18%	14.11%
Efficiency
Efficiency ratio	57.23%	59.15%	56.59%	50.97%	45.28%

The above table represents key financial performance ratios that the Senior Leadership Team of the Company monitor on a monthly basis in comparison with Uniform Bank Performance Report peer data. Uniform Bank Performance Reports are available on all Federal Deposit Insurance Corporation insured financial institutions and are used to measure quality performance to peer groupings and may be obtained online at www.fdic.gov. Executive Management monitors the high-performing sector of the peer group and uses this data to examine strategies of other high-performing financial institutions and to establish the financial performance goals of the Company on an annual basis. These goals are then communicated through budgets, strategies, planning and projections to the Senior Leadership Team for implementation. Results are monitored both to plan and to peer at the Board of Directors level on a monthly basis.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company reported net income of $4.98 million for the year ended December 31, 2004, representing an increase of approximately $796,000 or 19.0%, over net income of $4.18 million for the year ended December 31, 2003. The primary factors contributing to the increase in net income includes an increase of $2.2 million or 14.9% improvement in the net interest margin, a gain of 36.8% or $128,000 in service charges. Increases in the net interest margin are primarily attributed to increases in the volume of earning assets coupled with reductions in the cost of funds. Increases in service charges are a result of implementation of the overdraft privilege product.

The Company’s provision for loan losses increased to $593,000 in 2004 from $515,000 in 2003. Growth in the portfolio was the principal factor for current period provisions.

Return on average assets (ROA) was 1.22% and return on average common equity (ROE) was 15.37% in 2004 compared with 1.10% and 15.20% respectively in 2003, directly related to the increase in net income. Diluted earnings per share for 2004 and 2003 were $0.58 and $0.50, respectively, an increase of 16.0% in 2004 over 2003. The Company’s average total assets increased to $409.6 million in 2004 or 7.3% from $381.6 million in 2003. As a result of the continuing expansion of the Company’s Roseville Bank of Commerce, average deposits grew by $12.6 million or 4.4% primarily in the business demand sector, further enhancing the cost of funds. Average net loans grew by $12.8 million or 4.5%.

Average gross volume processed through the loan portfolio grew by $40.8 million or 14.5% over the prior year. Yields on portfolio loans remained consistent with prior year performance while earnings on federal funds sold increased by 31 basis points. Deposit costs decreased by 24 basis points providing the increase in net interest margin of 4.45% at December 31, 2004 compared to 4.22% at December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The Company reported net income of $4.18 million for the year ended December 31, 2003, representing an increase of approximately $486,000 or 13.1%, over net income of $3.70 million for the year ended December 31, 2002. The primary factors contributing to the increase in net income includes an increase of $2.2 million or 17.4% improvement in the net interest margin, a gain of 55.3% or $89,000 in mortgage service fee income and a gain of 20.4% or $59,000 in service charges over the prior period results.

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

Return on average assets (ROA) was 1.10% and return on average common equity (ROE) was 15.20% in 2003 compared with 1.09% and 13.92% respectively in 2002, directly related to the increase in net income. Diluted earnings per share for 2003 and 2002 were $0.50 and $0.43, respectively, an increase of 17.1% in 2003 over 2002. The Company’s average total assets increased to $381.6 million in 2003 or 12.5% from $339.2 million in 2002. As a result of the continuing expansion of the Company’s Roseville Bank of Commerce, deposits grew by $13.1 million or 4.2% primarily in the business demand sector, further enhancing the cost of funds.

Liquidity provided by deposit growth was invested in available-for-sale securities while the loan portfolio decreased $2.0 million to $282.0 million over $284.0 million at December 2002.

Average volume processed through the loan portfolio grew by $31.4 million or 12.4% over the prior year. Yields on portfolio loans dropped 43 basis points over the prior year due to the lingering effects of the dramatic rate reductions in 2002 and the timing of repricing opportunities, while federal funds sold dropped 54 basis points over the prior year. Interest-bearing liabilities recognized a drop of 70 basis points, resulting in a net interest margin (spread) of 4.22% compared with 4.06% in 2002.

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

Net interest income increased to $16.9 million in 2004 versus $14.7 million in 2003 and $12.5 million in 2002, representing a 15.0% increase in 2004 over 2003, and a 17.4% increase in 2003 over 2002. The average balance of total earning assets increased to $379.3 million in 2004 compared to $348.3 million in 2003 or 8.91% over 2003.

Average loan balances outstanding increased $12.8 million or 4.51% in 2004 compared with 2003, while average balances of securities and federal funds sold increased $18.2 million or 28.7% in 2004. The average yields on loans remained flat over the prior period and securities increased by 56 basis points. The resulting yield on interest earning assets remained flat to the prior period at 5.54%. Total interest expense decreased to $4.1 million in 2004, from $4.6 million in 2003 and $6.0 million in 2002, representing a 10.4% decrease for 2004 over 2003, and a 23.3% decrease in 2003 over 2002. Average balances of interest-bearing liabilities increased to $299.6 million over $282.0 million for the year ended December 31, 2004, or 6.2%. Rates paid on deposits decreased 26 basis points, to 1.37% from 1.63% in 2003. The reduction in funding costs reflects the Company’s strategy to grow core deposits and use Federal Home Loan borrowings to support growth while holding higher cost certificate of deposit accounts to a minimum. Average demand checking accounts increased $10.2 million or 16.2%, Average interest-bearing demand instruments increased $7.2 million or 7.61%, Average savings deposits increased $901,000 or 4.1% while average certificate of deposit accounts decreased $7.7 million or (5.6%) over the prior year.

The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The Company’s net interest margin was 4.45% in 2004 and 4.22% in 2003. The combined effect of increasing the volume of earning assets and repricing deposit liabilities resulted in an increase of $2.2 million or 14.9% in net interest income for the year ended December 31, 2004 over 2003.

The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

(Dollars in thousands)	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets
Portfolio loans	$297,679	$18,445	6.20%	$284,841	$17,655	6.20%	$253,454	$16,812	6.63%
Tax-exempt securities	6,582	226	3.43%	3,832	140	3.65%	3,276	138	4.21%
US government securities	28,220	781	2.77%	21,650	567	2.62%	21,184	730	3.45%
Mortgage backed securities	36,159	1,394	3.86%	20,139	724	3.60%	15,755	570	3.62%
Federal funds sold	10,304	143	1.39%	17,833	193	1.08%	13,978	227	1.62%
Other securities	382	7	1.83%	0	0	0.00%	661	88	13.31%

Average Earning Assets	$379,326	$20,996	5.54%	$348,295	$19,279	5.54%	$308,308	$18,565	6.02%

Cash & due from banks	17,351			21,817			19,566
Bank premises and fixed assets	5,373			5,538			5,395
Other assets	7,519			5,998			5,903

Average Total Assets	$409,569			$381,648			$339,172

Interest Bearing Liabilities
Interest bearing demand	$101,884	$430	0.42%	$94,677	$464	0.49%	$80,371	$597	0.74%
Savings deposits	23,384	104	0.44%	22,483	133	0.59%	19,493	145	0.74%
Certificates of deposit	138,434	2,876	2.08%	146,152	3,571	2.44%	145,824	5,115	3.51%
Other borrowings	35,880	699	1.95%	18,720	417	2.23%	13,383	191	1.43%

Average Interest Liabilities	299,582	4,109	1.37%	282,032	4,585	1.63%	259,071	6,048	2.33%

Noninterest bearing Demand	73,163			62,957			50,583

(Dollars in thousands)	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Other liabilities	4,440			4,145			2,974
Stockholders’ equity	32,384			32,514			26,544

Average Liabilities and Stockholders’ equity	$409,569			$381,648			$339,172

Net Interest Income and Net Interest Margin		$16,887	4.45%		$14,694	4.22%		$12,517	4.06%

Interest income on loans includes fee income of approximately $687,000, $586,000 and $272,000 for the years ended December 31, 2004, 2003, and 2002 respectively. The Company’s average total assets increased to $409.6 million in 2004 to $381.6 in 2003 and $339.2 in 2002, representing a 7.3% increase 2004 over 2003, and 12.5% increase in 2003 over 2002.

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

Analysis of Changes in Net Interest Income
Years ended December 31,

(Dollars in thousands)	2004 over 2003			2003 over 2002
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease)
In Interest Income:
Portfolio loans	$801	$(11)	$790	$1,945	$(1,102)	$843
Tax-exempt securities	94	(8)	86	20	(18)	2
US government securities	182	32	214	(12)	(151)	(163)
Mortgage backed securities	619	51	670	184	(30)	154
Federal funds sold	(105)	55	(50)	42	(76)	(34)
Other securities	7	0	7	0	(88)	(88)

Total Increase (Decrease)	1,598	119	1,717	2,179	(1,465)	714

(Decrease) Increase
In Interest Expense:
Interest bearing demand	30	(64)	(34)	70	(203)	(133)
Savings accounts	4	(33)	(29)	18	(30)	(12)
Certificates of deposit	(165)	(530)	(695)	8	(1,552)	(1,544)
Other borrowings	335	(53)	282	119	107	226

Total (Decrease) Increase	204	(680)	(476)	215	(1,678)	(1,463)

Net (Decrease) Increase	$1,394	$799	$2,193	$1,964	$213	$2,177

Noninterest Income

     The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2004	2003	2002

Noninterest income:
Service charges on deposit accounts	$476	$348	$289
Payroll and benefit processing fees	343	331	302
Earnings on cash surrender-Bank owned life insurance	259	233	247
Net realized gain on sale of securities available-for-sale	0	88	275
Net gain on sale of loans	95	101	60
Merchant credit card service income, net	434	408	425
Mortgage brokerage fee income	186	251	161
Other income	403	390	332

Total Noninterest income	$2,196	$2,150	$2,091

The Company’s noninterest income consists of payroll and benefit processing fees, processing fees for merchants who accept credit card payments for goods and services, service charge on deposit accounts, mortgage servicing fees and other service fees. For the year ended December 31, 2004, non-interest income represented 9.5% of the Company’s revenues (interest income plus noninterest income) versus 10.0% in 2003 and 10.1% in 2002.

Service charges on deposit accounts increased $128,000 or 36.8% over 2003 reflective of the implementation of an overdraft privilege product and the related service fees. Mortgage brokerage fee income dropped $65,000 or 25.9% in 2004 compared to 2003 due to the reduction in refinancing activity in the mortgage markets. There were no sales of securities available-for-sale during the year. Total noninterest income in 2004 was $2.2 million compared to $2.2 million in 2003 and up from $2.1 million in 2002.

Noninterest Expense

     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2004	2003	2002

Salaries & related benefits	$5,938	$5,451	$4,709
Occupancy & equipment expense	1,534	1,471	1,463
FDIC insurance premium	48	49	48
Data processing fees	254	217	89
Professional service fees	803	654	441
Deferred compensation expense	281	256	239
Stationery & supplies	208	219	235
Postage	97	103	106
Directors’ expenses	267	241	257
Other expenses	1,151	999	680

Total Noninterest expense	$10,581	$9,660	$8,267

Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses. The increase in operating expenses in 2004 over 2003 are primarily due to salaries and benefits and occupancy expenses reflective of the growth in assets in both the Redding and Sacramento markets, and the addition of the leased mortgage facility. Professional service fees increased $149,000 or 22.8% in 2004 over 2003 due to increased audit coverage. Noninterest expense for 2004 increased to $10.6 million compared to $9.7 million for 2003 and $8.3 million in 2002, representing an increase of $921,000 or 9.5% in 2004, and $1,393,000 or 16.9% in 2003.

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

     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2004	2003	2002
Income tax provision	$2,931	$2,487	$2,025
Effective tax rate	37.1%	37.3%	35.4%

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

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

As of December 31,

(Dollars in thousands)
	2004	%	2003	%	2002	%	2001	%	2000	%
Commercial & financial	$105,545	32.64%	$104,509	37.01%	$99,084	34.84%	$76,913	34.96%	$61,069	31.39%
Real Estate-construction	77,439	23.95%	66,741	23.64%	40,662	14.29%	45,331	20.60%	37,531	19.29%
Real Estate-commercial	135,260	41.83%	102,953	36.46%	124,210	43.67%	82,892	37.68%	79,748	40.99%
Real Estate- mortgage	4,423	1.37%	7,086	2.51%	19,126	6.72%	13,725	6.23%	14,363	7.39%
Installment	300	0.10%	451	0.16%	720	0.25%	440	0.20%	430	0.22%
Other loans	353	0.11%	632	0.22%	662	0.23%	709	0.33%	1,396	0.72%

Gross Loans	323,320	100.00%	282,372	100.00%	284,464	100.00%	220,010	100.00%	194,537	100.00%
Less:
Deferred loan fees and costs	653		494		584		134		241
Allowance for Loan losses	3,866		3,675		3,529		2,916		2,710

Net Loans	$318,801		$278,203		$280,351		$216,960		$191,586

Net portfolio loans increased $40.6 million or 14.6%, to $318.8 million at December 31, 2004 over $278.2 million at December 31, 2003 primarily due to increased activity in the commercial real estate sector. During 2004, commercial and financial loans increased $1.0 million or 1.0% while the real estate related portfolio increased $40.3 million or 22.8%. The portfolio mix shifted towards commercial real estate in comparison to 2003, with real estate construction of 24.3%, commercial real estate at 42.4% and commercial and financial loans of approximately 33.1%.

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

Nonperforming Assets

The following table sets forth a summary of the Company’s nonperforming loans and other assets as of the dates indicated:

(Dollars in thousands)		As of December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$2,383	$3,931	$0	$59	$801
90 days past due and still accruing interest	0	712	7	290	0

Total nonperforming loans	2,383	4,643	7	349	801

Other real estate owned	0	0	338	0	0

Total nonperforming assets	$2,383	$4,643	$345	$349	$801

Management believes that the Company’s loan portfolio is sound and performing well. Nonaccrual loans decreased by $1.5 million or 39% during the year. Impairment reviews were completed on three relationships during the year. Impairment was found to exist on one credit. Management reviewed the credit and determined that the impaired amount was fully funded in the allowance for loan and lease losses. Although the loan was paid current, it was placed into nonaccrual status. The Company’s OREO remained at $0 during 2004 and 2003.

Loan Maturity Schedule

The following table sets forth the maturity distribution of the Company’s commercial and real estate construction loans outstanding as of December 31, 2004, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
(Dollars in thousands)	Within One Year	through Five Years	After Five Years	Total
Commercial & financial	$50,634	$45,021	$9,890	$105,545
Real Estate — construction	77,061	378	0	77,439
Real Estate — commercial	110,381	4,934	19,945	135,260
Other loans	556	2,260	2,260	5,076

Total gross loans	$238,632	$52,593	$32,095	$323,320

Loans due after one year with:
Fixed Rates		$16,528	$23,680	$40,208
Variable Rates		36,065	8,415	44,480

Total		$52,593	$32,095	$84,688

Available-for-sale securities

The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2004. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			Over One through		Over Five through		Over
	Within One		Five		Ten		Ten
(Dollars in thousands)	Year		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government & agencies	$6,014	2.02%	$25,001	3.04%	$2,997	4.02%	$0	0.00%	$34,012	2.97%
Obligations of state and political subdivisions	15	1.15%	1,293	2.25%	2,315	3.73%	2,893	3.56%	6,516	3.41%
Mortgage backed securities	0	0.00%	1,871	3.13%	19,608	3.96%	21,001	3.73%	42,480	3.82%
Corporate and other bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Bankers Acceptances	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	$6,029	2.02%	$28,165	3.07%	$24,920	3.95%	$23,894	3.72%	$83,008	3.42%

Deposit Structure

The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of the Company’s average daily balances for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2004		2003		2002

	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$75,154	0.30%	$52,508	0.31%	$43,261	0.45%
Savings	23,384	0.44%	22,483	0.59%	19,493	0.74%
Money market accounts	26,730	0.76%	42,169	0.74%	37,110	1.09%
Certificates of deposit	138,434	2.08%	146,152	2.44%	145,824	3.51%
Other borrowings	35,880	1.95%	18,720	2.23%	13,383	1.43%

Interest bearing deposits	299,582		282,032		259,071
Noninterest bearing deposits	73,163		62,957		50,583

Total	$372,745		$344,989		$309,654

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2004:

Deposit Maturity Schedule

(Dollars in thousands)
2004

Three months or less	$31,856
Three through six months	18,542
Six through twelve months	18,542
Over twelve months	14,575

Total	$83,515

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 are presented in the table.

			Well	Minimum
		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$40,616,084	9.27%	n/a	4.0%
Tier 1 Risk-Based	40,616,084	11.34%	n/a	4.0%
Total Risk-Based	44,482,582	12.42%	n/a	8.0%

Redding Bank of Commerce
Leverage	$38,684,893	8.91%	5.0%	4.0%
Tier 1 Risk-Based	38,684,893	10.80%	6.0%	4.0%
Total Risk-Based	42,551,391	11.88%	10.00%	8.0%

The Company paid a cash dividend of $0.23 cents per share on the Company’s common stock paid to shareholders of record as of October 1, 2004 and paid on October 22, 2004.

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

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2004 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

An analysis of the activity in related party loans consists of the following:

	December 31,
	2004	2003
Balance at beginning of year	$4,123,712	$5,150,404
New loan additions	541,097	2,559,874
Other additions	0	0
Principal repayments	(1,042,059)	(3,586,566)

Balance at end of year	$3,622,750	$4,123,712

Impact of Inflation

Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2004 on the financial statements have not been material.

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

	December 31,
	2004	2003
Off-balance sheet commitments:
Commitments to extend credit	$128,837,320	$90,768,902
Standby letters of credit	7,064,798	4,594,010

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

Commitments and contingent liabilities

Lease Commitments - The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2004 are below:

(Dollars in thousands)

		Less than			More than
Contractual Obligations	Total	One Year	1 -3 Years	3 – 5 Years	5 years
Trust Preferred obligation	$5,000	—	—	—	$5,000
FHLB Borrowings	$35,000	$35,000	—	—	—
Operating lease obligations	$3,171	$462	$748	$723	$1,238
Repurchase Agreements	$2,004	$2,004	—	—	—
Time Certificates of Deposit	$138,500	$115,831	$22,669	—	—

Total	$183,675	$153,297	$23,417	$723	$6,238

Minimum rental income due in the future under non-cancelable leases	$ 103

ITEM 7-A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2004, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $1,379,244 and $2,638,008, respectively, with a similar and opposite result attributable to a 100 or 200 basis point increase in the federal fund rate. The ALCO has established a policy limitation to interest rate risk of -14% of net interest margin.

The following table sets forth, as of December 31, 2004, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)	At December 31, 2004
	Within 3	3 Months to	One Year to
	Months	One Year	Five Years	Over Five Years	Total

Interest-Earning Assets

Held-to-maturity securities	$—	$—	$—	$449	$449
Available-for-sale securities	5,012	1,011	27,905	48,515	82,443
Federal funds sold	6,120	—	—	—	6,120
Loans, net	198,962	39,671	50,333	29,835	318,801

Total Interest-earning Assets	$210,094	$40,682	$78,238	$78,799	$407,813

Interest-Bearing Liabilities
Demand	$190,907	$—	$—	$—	$190,907
Savings Accounts	23,471	—	—	—	23,471
Certificates of deposit	54,479	61,352	22,669	—	138,500
Other borrowings	22,004	15,000	—	—	37,004

Total Interest-bearing Liabilities	$290,861	$76,352	$22,669	$—	$389,882

Interest Sensitivity GAP	($80,767)	($35,670)	$55,569	$78,799	$17,931
Cumulative Sensitivity GAP		($116,437)	($60,868)	$17,931
As a percentage of earning assets:
Interest Sensitivity GAP	0.72	0.53	3.45	100.0	1.05
Cumulative Sensitivity GAP	(0.38)	(0.88)	0.71	1.00

The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on the projected annual net interest income of the Company. The model considers a number of factors, including (i) change in customer and management behavior in response to the assumed rate shock, (ii) the ratio of the amount of rate change for each interest-bearing asset or liability to assumed changes in the federal funds rate based on local market conditions for loans and core deposits and national market conditions for other assets and liabilities and (iii) timing factors related to the lag between the rate shock and its effect on other interest-bearing assets and liabilities. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100 or 200 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to the Company’s mix and level of rate-sensitive assets and liabilities will have on the Company’s net interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Bank of Commerce Holdings

We have audited the accompanying consolidated balance sheet of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

(MOSS ADAMS SIGNATURE HERE)

Stockton, California
January 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Bank of Commerce Holdings:

We have audited the consolidated balance sheet of Bank of Commerce Holdings (formerly Redding Bancorp) and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
February 24, 2004
(February 24, 2005 as to the effects of the stock split described in Note 2)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$13,120,951	$23,843,864
Federal funds sold and securities purchased under agreements to resell	6,120,000	8,195,000

Cash and cash equivalents	19,240,951	32,038,864
Securities available-for-sale (including pledged collateral of $35,345,000 at December 31, 2004 and $10,589,000 at December 31, 2003)	82,443,193	70,034,442
Securities held-to-maturity, at cost (estimated fair value of $487,092 at December 31 2004 and $1,460,052 at December 31 2003)	448,753	1,390,851
Loans, net of the allowance for loan losses of $3,866,498 at December 31, 2004 and $3,675,084 at December 31, 2003	318,800,587	278,203,553
Bank premises and equipment, net	5,484,196	5,812,789
Other assets	12,127,127	13,677,153

TOTAL ASSETS	$438,544,807	$401,157,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand - noninterest bearing	$82,262,500	$71,221,552
Demand - interest bearing	108,644,844	94,051,087
Savings accounts	23,471,100	22,196,598
Certificates of deposit	138,499,839	140,069,406

Total Deposits	352,878,283	327,538,643

Securities sold under agreements to repurchase	2,003,712	3,748,797
Federal Home Loan Bank borrowings	35,000,000	30,000,000
Other liabilities	8,379,475	4,359,019
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000,000	5,000,000

Total liabilities	403,261,470	370,646,459

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, no par value; 10,000,000 shares authorized; 8,502,831 shares issued and outstanding in 2004 and 8,130,174 shares issued and outstanding in 2003	10,717,691	9,539,752

Retained earnings	24,898,393	21,236,140
Accumulated other comprehensive (loss) income, net of tax	(332,747)	(264,699)

Total stockholders’ equity	35,283,337	30,511,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$438,544,807	$401,157,652

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$18,444,703	$17,655,479	$16,812,119
Interest on tax-exempt securities	225,976	139,895	138,573
Interest on U.S. government securities	2,175,274	1,290,481	1,299,956
Interest on federal funds sold and securities purchased under agreement to resell	143,449	193,089	226,854
Interest on other securities	6,788	0	87,691

Total interest income	20,996,190	19,278,944	18,565,193

Interest expense:
Interest on demand deposits	429,699	463,708	596,646
Interest on savings deposits	103,670	132,758	144,845
Interest on certificates of deposit	2,876,236	3,570,686	5,115,243
Interest on FHLB and other borrowings	449,432	233,649	191,194
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	250,495	183,805	0

Total interest expense	4,109,532	4,584,606	6,047,928

Net interest income	16,886,658	14,694,338	12,517,265
Provision for loan and lease losses	593,000	515,000	620,000

Net interest income after provision for loan and lease losses	16,293,658	14,179,338	11,897,265

Noninterest income:
Service charges on deposit accounts	475,971	348,086	289,042
Payroll and benefit processing fees	343,086	331,492	301,983
Earnings on cash surrender value - Bank owned life insurance	258,539	233,094	246,796
Net gain on sale of securities available-for-sale	0	88,395	275,425
Net gain on sale of loans	94,878	101,005	59,604
Merchant credit card service income, net	433,822	407,945	424,557
Mortgage brokerage fee income	186,188	250,451	161,439
Other income	403,437	389,698	332,108

Total noninterest income	2,195,921	2,150,166	2,090,954

Noninterest expense:
Salaries and related benefits	5,938,672	5,450,874	4,709,133
Occupancy and equipment expense	1,534,490	1,470,722	1,463,252
FDIC insurance premium	47,843	49,431	47,852
Data processing fees	253,895	217,169	88,589
Professional service fees	802,742	653,698	440,985
Deferred compensation expense	280,771	255,612	239,128
Stationery and supplies	208,102	219,473	234,991
Postage	96,780	102,650	105,597
Directors’ expenses	266,911	241,384	256,672
Other expenses	1,150,790	999,157	680,416

Total noninterest expense	10,580,996	9,660,170	8,266,615

Income before income taxes	7,908,583	6,669,334	5,721,604
Provision for income taxes	2,930,908	2,486,658	2,025,144

Net Income	$4,977,675	$4,182,676	$3,696,460

Basic earnings per share	$0.60	$0.52	$0.46

Weighted average shares - basic	8,282,588	8,033,484	8,012,667
Diluted earnings per share	$0.57	$0.50	$0.43

Weighted average shares - diluted	8,702,611	8,326,908	8,604,219

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income(Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at January 1, 2002		8,110,371	$8,850,826	18,397,061	(8,038)	27,239,849

Comprehensive Income:
Net Income	$3,696,460			3,696,460		3,696,460
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	324,623
Less: reclassification adjustment for gains included in net	(177,925)

Other Comprehensive Income	146,698				146,698	146,698

Total Comprehensive Income	$3,843,158

Cash dividends ($0.22 per share)				(1,721,279)		(1,721,279)
Compensation expense associated with stock options			67,200			67,200

Stock options exercised		93,180	102,141	197,566		299,707

Purchase and retirement of common stock		(278,943)	(305,400)	(1,782,102)		(2,087,502)
Tax benefit on exercise of options				25,997		25,997

Balance at December 31, 2002		7,924,608	$8,714,767	$18,813,703	$138,660	$27,667,130

Comprehensive Income:
Net Income	4,182,676			4,182,676		4,182,676
Other Comprehensive Income:
Unrealized holding losses arising during period, net of tax	(347,918)
Less: reclassification adjustment for gains included in net income, net of tax	(55,441)

Other Comprehensive Income	(403,359)				(403,359)	(403,359)

Total Comprehensive Income	$3,779,317

Cash dividends ($0.22 per share)				(1,760,239)		(1,760,239)
Compensation expense associated with stock options			22,404			22,404

Stock options exercised		205,566	621,452			621,452
Tax benefit on exercise of options			181,129			181,129

Balance at December 31, 2003		8,130,174	$9,539,752	$21,236,140	($264,699)	$30,511,193

(Continues)

See accompanying notes to the consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income(Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2003		8,130,174	$9,539,752	$21,236,140	($264.699)	$30,511,193

Comprehensive Income:
Net Income	4,977,675			4,977,675		4,977,675
Other Comprehensive Income:
Unrealized holding losses arising during period, net of tax	(68,048)
Less: reclassification adjustment for gains included in net income, net of tax	(0)

Other Comprehensive Income	(68,048)				(68,048)	(68,048)

Total Comprehensive Income	$4,909,627

Cash dividends ($0.23 per share)				(1,955,584)		(1,955,584)
Compensation expense associated with stock options			3,856			3,856

Stock options exercised		372,657	1,174,083			1,174,083
Tax benefit on exercise of options				640,162		640,162

Balance at December 31, 2004		8,502,831	$10,717,691	$24,898,393	($332,747)	$35,283,337

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,977,675	$4,182,676	$3,696,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	593,000	515,000	620,000
Provision for depreciation and amortization	610,997	691,859	737,020
Compensation expense associated with stock options	3,856	22,404	67,200
Gain on sale of securities available-for-sale	0	(88,395)	(275,425)
Amortization of securities premiums and accretion of discounts, net	272,479	325,112	534,180
Gain on sale of loans	(94,878)	(101,005)	(59,604)
Gain on sale of fixed assets	(50)	(2,036)	(18,806)
Proceeds from sale of loans	1,664,878	1,193,689	1,326,629
Loans originated for sale	(1,570,000)	(1,092,684)	(1,386,233)
Deferred income taxes	314,555	(514,197)	(319,820)
Effect of changes in:
Other assets	1,283,062	(364,438)	(2,115,248)
Deferred loan fees	158,604	(89,540)	448,944
Other liabilities	4,660,608	479,422	317,047

Net cash provided by operating activities	12,874,786	5,157,867	3,572,344

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	32,797,174	20,115,204	18,539,071
Proceeds from sale of available-for-sale securities	0	15,244,634	42,062,130
Purchases of available-for-sale securities	(45,599,957)	(73,979,119)	(52,074,912)
Maturities of held-to-maturity securities	948,022	1,025,791	1,711,823
Loan originations, net of principal repayments	(41,348,638)	1,721,867	(64,002,564)
Purchase of Bank premises and equipment, net	(282,354)	(1,017,857)	(626,255)

Net cash used in investing activities	(53,485,753)	(36,889,480)	(54,390,707)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	26,909,207	23,252,044	32,765,223
Net (decrease) increase in certificates of deposit	(1,569,567)	(10,160,051)	245,883
Increase (decrease) in securities sold under agreements to repurchase	(1,745,085)	44,412	(3,075,847)
Proceeds from Federal Home Loan Bank advances	95,000,000	55,000,000	28,000,000
Repayments of Federal Home Loan Bank advances	(90,000,000)	(43,000,000)	(10,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	0	5,000,000	0
Cash dividends	(1,955,584)	(1,760,239)	(1,721,279)
Equity transactions, net	1,174,083	802,582	(1,761,798)

Net cash provided by financing activities	27,813,054	29,178,748	44,452,182

Net increase (decrease) in cash and cash equivalents	(12,797,913)	(2,552,865)	(6,366,181)

Cash and cash equivalents at beginning of year	32,038,864	34,591,729	40,957,910

Cash and cash equivalents at end of year	$19,240,951	$32,038,864	$34,591,729

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Continued)

	2004	2003	2002
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,959,700	$2,258,200	$1,915,800
Interest	$4,083,048	$4,655,112	$6,161,458

Supplemental Schedule of Non cash Investing and Financing Activities

Transfer from loans to other real estate owned	$0	$0	$337,977

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	THE BUSINESS OF THE COMPANY

On May 18, 2004 the Holding Company (Redding Bancorp) amended the Articles of Incorporation to change the Company’s name to Bank of Commerce Holdings. Bank of Commerce Holdings (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Bank of Commerce Holdings is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and Bank of Commerce Mortgage, (formerly RBC Mortgage Services) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust (formerly Redding Bancorp Trust). On January 2, 2003, Redding Service Corporation changed names to RBC Mortgage Services and on March 18, 2004, RBC Mortgage Services changed its name to Bank of Commerce Mortgage. The subsidiary offers mortgage brokerage services through an affiliate agreement with BWC Mortgage Services, an affiliate of Bank of Walnut Creek. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding and Roseville, California, a suburb of the greater Sacramento metro area.

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

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. All references to share and per share information have been adjusted to reflect the July 21, 2004 three-for-one stock split on a retroactive basis. The more significant accounting and reporting policies and estimates applied in the preparation of the accompanying consolidated financial statements are discussed below.

Principles of Consolidation - The consolidated financial statements include the accounts of the Holding Company, the Bank and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

Securities - At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income(loss), a separate component of stockholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value.

Loans — Loans are stated at the principal amounts outstanding less deferred loan fees and costs and the allowance for loan losses. Interest on commercial, installment and real estate loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized over the contractual life of the loans as an adjustment of their yield. A loan is impaired when, based on current information and events, management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired. The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Allowance for Loan and Lease Losses — The allowance for loan and lease losses are established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, overdrafts and commitments to extend credit (off-balance sheet liabilities) based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Bank Premises and Equipment — Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation included in occupancy and equipment expenses is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.

Securities Sold under Agreements to Repurchase — At December 31, 2004 and 2003, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government and Agency securities. These securities are held as collateral for non-FDIC insured deposits.

Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.

Core Deposit Intangibles - In June 2001, the Company purchased a bank branch office. Because of this acquisition, the Company recorded core deposit intangibles, which are being amortized over seven years by the straight-line method. Amortization expense for the year ended December 31, 2004, 2003 and 2002 was $108,800, $118,800 and $118,800, respectively. Estimated amortization expense for 2005, 2006, 2007 and 2008 is approximately $109,000 per year. Deposit retention, growth and activities are evaluated for impairment on an annual basis.

Earnings Per Share - Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the dilutive effect that could occur if the Company’s outstanding stock options were exercised and converted into common stock, net of estimated shares that could be reacquired with proceeds from the exercise of such options. Stock options are considered to be common stock equivalents. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31. All references to issued and outstanding per share information have been adjusted to reflect the stock split on a retroactive basis.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Basic EPS Calculation
Numerator (net income)	$4,977,675	$4,182,676	$3,696,460
Denominator (weighted average common shares outstanding)	8,282,588	8,033,484	8,012,667
Basic EPS	$0.60	$0.52	$0.46

Diluted EPS Calculation
Numerator (net income)	$4,977,675	$4,182,676	$3,696,460
Denominator:
Weighted average common shares outstanding	8,282,588	8,033,484	8,012,667
Diluted effect of stock options	420,023	293,424	591,552

Adjusted weighted average common shares outstanding	8,702,611	8,326,908	8,604,219

Diluted EPS	$0.57	$0.50	$0.43

Other Real Estate Owned — Real estate acquired by foreclosure, is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired, less costs to sell, by a charge to the allowance for loan losses, if necessary. Fair value of other real estate is generally determined based on an appraisal of the property. Any subsequent write-downs are charged against noninterest expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

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

Income Taxes — The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plan - The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, to stock-based employee compensation. All references to share and per share information have been adjusted to reflect the July 21, 2004 three-for-one stock split on a retroactive basis.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Net income before option expense less compensation expense associated with stock options

	Year Ended December 31
	2004	2003	2002
Net income before option expense less compensation expense associated with stock options	$4,981,531	$4,205,080	$3,763,660
	(3,856)	(22,404)	(67,200)

Net income as reported	$4,977,675	$4,182,676	$3,696,460
Deduct:

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(149,639)	(77,803)	(168,352)

Pro forma net income	$4,828,036	$4,104,873	$3,528,108

Earnings per share:

Basic — as reported	$0.60	$0.52	$0.46

Basic — pro forma	$0.58	$0.51	$0.44

Diluted — as reported	$0.57	$0.50	$0.43

Diluted — pro forma	$0.55	$0.49	$0.41

In 2004, 2003 and 2002 there were no shares that could potentially dilute basis EPS in the future that were excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

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

Segment Reporting -Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company does not have reportable segments. In prior reporting periods, The Company has two reportable segments: commercial banking and credit card services. Commercial banking includes all services to the Company’s customers except credit card services. Credit card services are limited to those revenues, net of related data processing costs, associated with the Bank’s agreement to provide credit and debit card processing services for merchants solicited by an ISO or the Bank who accept credit and debit cards as payments for goods and services. In the years 2004 and 2003, the Company accounted for its operations as one operating segment.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Income before income taxes:	2004	2003	2002
Commercial Banking	$7,908,583	$6,669,334	$5,297,047
Merchant credit card service income, net	—	—	424,557
	$7,908,583	$6,669,334	$5,721,604

Derivative Instruments and Hedging Activities — The Company did not enter into any freestanding derivative contracts or identify any embedded derivatives requiring bifurcation and separate valuation during 2004 or 2003.

“The meaning of “Other-Than-Temporary” Impairment and Its Application to Certain Investments”- In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for certain securities, including:

•	All debt securities and equity securities that are subject to the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; and

•	Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas is effective for fiscal years ending after June 15, 2004. The implementation of these areas of Issue 03-1 did not have a material impact to our financial statements. The Company has previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No.115. Those requirements were effective for fiscal years ending after December 15, 2003.

On September 30, 2004, the FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The accounting standard setters have decided to delay the effective date of and provide further implementation guidance for the rule that would require financial institutions to recognize unrealized losses of debt securities from rising interest rates as an expense item. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1-a.

“Application of Accounting Principles to Loan Commitments” (SAB105) — On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. SAB 105 has had no effect on the Company’s results of operations or financial condition.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

“Statement of Financial Accounting Standards No. 123 (revised 2004)” — In December 2004 the FASB revised SFAS No. 123, Accounting for Stock Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The notes to financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, will be recognized as of the required effective date. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Company will adopt the value based method of accounting for stock based employee compensation effective for financial statements after July 1, 2005. Management believes that the adoption of this rule will not have a material impact on the Company’s results of operations or financial condition.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

During 2004 the Bank implemented a deposit reclassification program which reduced required average reserve balances at the Federal Reserve Bank to zero. Previously the Bank was required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 2004 and 2003 was approximately $0 and $7,760,000 respectively. The Bank maintains compensating balances with its primary correspondent, which totaled $2,500,000 at December 31, 2004 and 2003.

4.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2004
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$34,012,555	$14,897	$(436,410)	$33,591,042
Obligations of state and political subdivisions	6,517,077	59,603	(101,592)	6,475,088
Mortgage-backed securities	42,478,977	41,595	(143,509)	42,377,063

	$83,008,609	$116,095	$(681,511)	$82,443,193

	December 31, 2004
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$21,767,536	$60,402	$(464,721)	$21,363,217
Obligations of state and political subdivisions	6,442,310	68,697	(125,878)	6,385,129
Bankers acceptances	9,993,211	0	0	9,993,211
Mortgage-backed securities	32,281,173	115,202	(103,490)	32,292,885

	$70,484,230	$244,301	$(694,089)	$70,034,442

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2004 and 2003 consist of the following:

	December 31, 2004
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$448,753	$38,339	$0	$487,092

	December 31, 2004
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$1,390,851	$69,201	$0	$1,460,052

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The amortized cost and estimated fair value of securities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$6,029,795	$6,023,153	$0	$0
Due after one year through five years	28,165,152	27,905,031	0	0
Due after five years through ten years	24,920,024	24,715,891	0	0
Due after ten years	23,893,638	23,799,118	448,753	487,092

	$83,008,609	$82,443,193	$448,753	$487,092

At December 31, 2004, the Company’s securities available-for-sale shown below have been in a continuous loss position for periods less than 12 months as shown below:

Less than 12 months	12 months or more	Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$18,018,818	$(54,815)	$9,000,546	$(381,595)	$27,019,364	$(436,410)
Obligations of state and political subdivisions	$617,632	$(1,918)	$3,775,579	$(99,674)	$4,393,211	$(101,592)
Mortgage-backed securities	$16,739,302	$(87,202)	$6,624,003	$(56,307)	$23,363,305	$(143,509)
Total temporarily impaired securities	$35,375,752	$(143,935)	$19,400,128	$(537,576)	$54,775,880	$(681,511)

Economic factors may affect market pricing over the stated maturity of the security. The Company recognizes an impairment charge when the decline in the fair value of its investments below the cost basis is judged to be other than temporary. As of December 31, 2004, thirty-three securities were in a loss position. The Company has determined the loss position to be temporary and no impairment charges have occurred. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AAA on the overall portfolio. The Company believes it has the ability to hold available-for-sale securities to maturity.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

At December 31, 2004, the Company has pledged book values of $1,000,000 in securities for treasury, tax and loan accounts, $7,341,000 for deposits of public funds, $2,004,000 for collateralized repurchase agreements, and $25,000,000 for Federal Home Loan borrowings.

Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $0 and $0 in 2004 and $93,528 and $5,133 in 2003. Gross unrealized gains and gross unrealized losses, respectively, on available-for-sale securities were $116,095 and $681,511 in 2004 and $244,301 and $694,089 in 2003. There were no gains or losses recognized in securities held-to-maturity in 2004, 2003 and 2002.

5.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loan balances consist of the following:

	December 31,
	2004	2003
Commercial and financial loans	$105,544,794	$104,508,704
Real estate — construction loans	77,438,755	66,741,598
Real estate — commercial	135,260,186	102,952,921
Real estate — mortgage	4,423,104	7,085,683
Installment loans	300,337	451,567
Other	352,879	632,529

	323,320,055	282,373,002
Less:
Deferred loan fees, net	652,970	494,365
Allowance for loan and lease losses	3,866,498	3,675,084

	$318,800,587	$278,203,553

Included in total loans are nonaccrual loans of $2,382,886 and $3,930,810 at December 31, 2004 and 2003, respectively. If interest on nonaccrual loans at December 31, 2004 and 2003 had been accrued, such interest income would be $146,276 and $184,785 during the years ended December 31, 2004 and 2003, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank had outstanding balances of $3,214,492 and $4,028,004 in impaired loans that had impairment allowances of $867,590 and $837,000 as of December 31, 2004 and 2003, respectively.

The average outstanding balances of impaired loans were $3,601,274, $2,235,293 and $14,277, for the years ended December 31, 2004, 2003 and 2002 respectively. There was interest of $57,058, $0 and $0 recognized on impaired loans during the year ended December 31, 2004, 2003 and 2002, respectively. The Company services, for others, loans and participation of loans that are sold of $4,550,992 and $5,971,387 as of December 31, 2004 and 2003, respectively.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At December 31, 2004 and 2003, the Company had pledged $44,982,725 and $35,689,544, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. An allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of year	$3,675,084	$3,528,968	$2,915,906

Provision for loan losses	593,000	515,000	620,000
Loans charged off	(368,300)	(379,717)	(25,839)
Recoveries of loans previously charged off	5,714	10,833	18,901
Transfer to off-balance sheet liabilities	(39,000)	—	—

Balance at end of year	$3,866,498	$3,675,084	$3,528,968

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	Estimated	December 31,
	Lives	2004	2003
Land		$1,507,628	$1,507,628
Bank buildings	31.5 years	3,723,075	4,049,397
Furniture, fixtures and equipment	3 - 7 years	5,255,257	4,440,834

		10,485,960	9,997,859
Less accumulated depreciation		(5,056,342)	(4,485,843)

		5,429,618	5,512,016
Construction in progress		54,578	300,773

		$5,484,196	$5,812,789

Depreciation expense, included in net occupancy and equipment expense, is $610,997, $691,859, and $737,020 for the years ended December 31, 2004, 2003 and 2002, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

7.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2004	2003
Cash surrender value of bank owned life insurance policies	$4,810,851	$4,593,005
Deferred tax asset, net	2,683,763	2,369,208
Accrued interest on loans	1,495,967	1,135,786
Accrued interest on investment securities	474,451	288,590
Goldman Sachs Sweep account receivable	176,172	2,607,284
Federal Home Loan Bank Stock	1,678,300	1,500,000
Core Deposit Intangible, net of accumulated amortization of $401,336 and $292,536	367,809	476,609
Other	439,814	706,671

	$12,127,127	$13,677,153

8.	DEPOSITS

Time certificates of deposit of $100,000 or more totaled $83,514,897 and $79,931,791 at December 31, 2004 and 2003, respectively. Interest expense on such deposits was $1,760,780, $1,937,164 and $2,260,692 during 2004, 2003 and 2002, respectively. At December 31, 2004, the scheduled maturities for all time deposits are as follows:

Time Deposit Maturity Schedule

2005	$115,830,086
2006	16,848,648
2007	5,616,215
2008	204,890
2009	0
Thereafter	0

Total	$138,499,839

9.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
	2004	2003
Deferred compensation	$3,161,765	$2,830,193
Employee incentive payable	518,852	401,026
Accrued 401(k) match payable	35,000	136,166
Accrued interest payable	228,934	202,450
Reserve for off-balance sheet commitments	302,876	263,876
Investment purchase payable	3,320,384	0
Taxes payable	572,623	352,363
Other	239,041	172,945

	$8,379,475	$4,359,019

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10.	FEDERAL HOME LOAN BANK ADVANCES

Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $35,000,000 as of December 31, 2004 and $30,000,000 as of December 31, 2003. The FHLB advances bear fixed rates of interest ranging from 1.39% to 2.87%. Interest is payable on a monthly basis. FHLB advances due as follows: $10,000,000 maturing January 24, 2005 at 1.92%, $10,000,000 maturing February 4, 2005 at 1.39% and $5,000,000 maturing May 9, 2005 at 2.47% and $10,000,000 maturing on November 25, 2005 at 2.87% . These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,678,300 at December 31, 2004 and to pledge $44,982,725 and $35,689,544 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2004 and 2003. At December 31, 2004 the Bank had available borrowing lines at the FHLB of $49,437,000 and additional federal fund borrowing lines at two correspondent banks totaling $15,000,000.

11.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUST

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2004 was 5.37%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

12.	INCOME TAXES

Provision for income taxes consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$2,571,071	$2,171,432	$1,966,162
State	674,392	568,351	459,196

Total currently payable	3,245,463	2,739,783	2,425,358

Deferred:
Federal	(224,682)	(153,895)	(305,390)
State	(89,873)	(99,230)	(94,824)

Total deferred provision	(314,555)	(253,125)	(400,214)

Total provision for income taxes	$2,930,908	$2,486,658	$2,025,144

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income
	2004	2003	2002
Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	4.85	4.64	4.20
Tax-exempt interest	(0.91)	(0.67)	(0.76)
Other	(0.88)	(0.69)	(2.05)

	37.06%	37.28%	35.39%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
Deferred tax assets:
State franchise taxes	$174,456	$173,511
Deferred compensation	1,417,735	1,269,059
Loan loss reserves	1,475,084	1,296,097
Net unrealized losses on securities available-for-sale	232,669	185,088
Other	227,384	184,189

Total deferred tax assets	3,527,328	3,107,944

Deferred tax liabilities:
Depreciation	(318,439)	(264,068)
Deferred loan origination costs	(333,658)	(310,942)
Deferred state taxes	(191,468)	(163,726)
Total deferred tax liabilities	(843,565)	(738,736)

Net deferred tax asset	$2,683,763	$2,369,208

13.	STOCK OPTION PLAN

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

All references to share and per share information have been adjusted to reflect the July 21, 2004 three-for-one stock split on a retroactive basis. A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan.

The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Options outstanding, December 31, 2001	1,283,550	$3.29

Granted	66,900	$6.67
Exercised	(93,180)	$3.22
Forfeited	(19,938)	$5.12

Options outstanding, December 31, 2002	1,237,332	$3.53

Granted	13,500	$6.75
Exercised	(205,566)	$3.03
Forfeited	(10,470)	$5.76

Options outstanding, December 31, 2003	1,034,796	$3.50

Granted	111,000	$10.63
Exercised	(372,665)	$3.15
Forfeited	(7,200)	$5.89

Options outstanding, December 31, 2004	765,931	$4.80

At December 31, 2004, 122,190 shares were available for future grants under the Plan. As of December 31, 2004, 2003 and 2002, respectively, 572,488, 916,536 and 859,101 shares respectively were available to be exercised .

The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost related to the discount on non-qualified options as of December 31, 2004, 2003 and 2002 was $3,856, $22,404 and $67,200 respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Additional information regarding options outstanding as of December 31, 2004 is as follows:

		Weighted Avg.
Exercise		Remaining Contractual
Prices	Options Outstanding	Life (Years)	Options Exercisable

$2.75	381,740	3.3	381,740
$3.23	109,536	3.3	109,536
$5.42	29,250	6.4	17,550
$6.67	63,000	6.6	37,800
$7.30	57,905	6.4	23,162
$6.75	13,500	8.0	2,700
$10.72	25,500	9.4	0
$10.60	82,500	9.5	0
$10.76	3,000	9.5	0

	765,931		572,488

The fair value of the options granted during 2004, 2003 and 2002, is estimated as $364,769, $28,142 and $95,061, respectively, on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 30.88%, 22.75% and 29.55%, respectively, risk-free interest rate of 3.62%, 3.27% and 2.71%, respectively, expected dividends of $0.23 per share per year for 2004 and $0.22 per share in 2003, annual dividend rate of 2.00%, 3.55% and 3.06%, assumed forfeiture rate of zero and an expected life of seven years.

There were 111,000 options granted in 2004, 13,500 options granted in 2003 and 66,900 options granted in 2002. The fair value per share of the 2004, 2003 and 2002 awards was $3.29, $2.22 and $1.55, respectively.

14.	CAPITAL STOCK

On August 24, 2001, the Board of Directors authorized a common stock repurchase of up to 5%, or approximately 425,000 shares, of the Company’s common stock on an annual basis for the next seven years. The number of shares is adjusted on an annual basis to coincide with new issues and forfeitures. No shares were repurchased during 2004 or 2003. Shares purchased are retired by a charge to common stock and retained earnings for the cost. To date, the Company has repurchased 1,423,311 shares at an average price of $6.84.

On October 22, 2004 and 2003, a cash dividend of $0.23 and $0.22 per share, respectively, was paid to shareholders of record as of October 1, 2004 and 2003. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2004, no preferred shares had been issued.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

15.	RETIREMENT BENEFITS

Profit Sharing Plan—In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $134,570, $120,000 and $122,716 for the years ended December 31, 2004, 2003 and 2002, respectively. No discretionary contributions were made in 2004, 2003 or 2002.

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

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation expense under the salary continuation plan totaled $104,376 and $84,840 for 2004 and 2003, respectively. As of December 31, 2004 and 2003, the vested benefit payable was $339,099 and $228,087, respectively.

Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is fixed at 10% per the plan. Deferred compensation expense totaled $280,771 and $255,612 at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the vested benefit payable was $1,571,260 and $1,279,974, respectively.

16.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2004 and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

An analysis of the activity in related party loans consists of the following:

	December 31,
	2004	2003
Balance at beginning of year	$4,123,712	$5,150,404
New loan additions	541,097	2,559,874
Principal repayments	(1,042,059)	(3,586,566)

Balance at end of year	$3,622,750	$4,123,712

As of December 31, 2004 and 2003 there were no related party loans, which were past due or classified. At December 31, 2004 there was approximately $4,200,000 available in commitments to related party loans.

17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2004 are below:

(Dollars in thousands)

2005	$462
2006	$371
2007	$377
2008	$383
2009	$340
Thereafter	$1,238

Total	$3,171

Minimum rental due in the future under noncancellable subleases	$103

Rental expense for the years ended December 31, 2004, 2003 and 2002 was $424,205, $449,818 and $326,521, respectively.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The off-balance sheet credit risk exposure of the Company is the contractual amount of commitments to extend credit and stand-by letters of credit. The Company applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

	December 31,
	2004	2003
Off-balance sheet commitments:
Commitments to extend credit	$128,837,320	$90,768,902
Standby letters of credit	7,064,798	4,594,010

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

Litigation — The Company is subject to various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management the disposition of claims currently pending will not have a material effect on the Company’s consolidated financial position or results of operations.

18.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s and Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2004 that the Company and the Bank met all capital adequacy requirements to which they are subject.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004:

Company
Leverage capital (to average assets)	$40,616,084	9.27%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	40,616,084	11.34%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	44,482,582	12.42%	23,636,824	8.00%	n/a	n/ a

Bank
Leverage capital (to average assets)	$38,684,893	8.91%	$15,575,720	4.00%	$19,650,000	5.00%
Tier 1 capital (to risk-weighted assets)	38,684,893	10.80%	12,792,094	4.00%	19,188,141	6.00%
Total capital (to risk-weighted assets)	42,551,391	11.88%	25,584,187	8.00%	31,980,234	10.00%

At December 31, 2003:

Company
Leverage capital (to average assets)	$35,775,892	9.10%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	35,775,892	11.19%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	39,773,421	12.44%	23,636,824	8.00%	n/a	n/ a

Bank
Leverage capital (to average assets)	$34,430,147	8.84%	$15,575,720	4.00%	$19,650,000	5.00%
Tier 1 capital (to risk-weighted assets)	34,430,147	10.77%	12,792,094	4.00%	19,188,141	6.00%
Total capital (to risk-weighted assets)	38,427,676	12.02%	25,584,187	8.00%	31,980,234	10.00%

The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2004, the maximum amount available for dividend distribution under this restriction was approximately $7,419,709.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2004 or 2003.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

19.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value.

Securities — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities available-for-sale are carried at their aggregate fair value, while securities held-to-maturity are carried at amortized cost.

Loans receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Commitments to extend credit and standby letters of credit — The fair value of commitments is the off-balance sheet amount of loan commitments and outstanding letters of credit.

Federal Home Loan Bank borrowings —The fair value of borrowed funds with maturities less than one year is based on carrying amounts.

Junior subordinated debt payable to unconsolidated subsidiary grantor trust — The fair value of variable rate junior subordinated debt payable to subsidiary grantor trust is based on carrying amounts.

Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

Securities purchased under agreements to resell — The fair value of securities purchased under agreements to resell is estimated by discounting the contractual cash flows under outstanding borrowings at rates prevailing in the marketplace today for similar borrowings, rates and collateral.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2004
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$19,240,951	$19,240,951
Securities		82,891,946	82,930,285
Loans, net		318,800,587	318,555,822
Accrued interest on loans		1,495,967	1,495,967
Financial Liabilities:
Demand and savings		$214,378,444	$214,378,444
Fixed rate certificates		131,311,824	131,291,349
Variable certificates		7,188,015	7,188,015
Accrued interest payable		228,934	228,934
Securities sold under agreements to repurchase		2,003,712	2,033,712
Federal Home Loan Borrowings		35,000,000	35,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		5,000,000	5,000,000

Off balance sheet financial instruments:
Commitments to extend credit	$128,837,320		$128,837,320
Standby letters of credit	7,064,798		7,064,798

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	December 31, 2003
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$32,038,864	$32,038,864
Securities		71,425,293	71,494,494
Loans, net		278,203,553	282,580,019
Accrued interest on loans		1,135,786	1,135,786
Financial Liabilities:
Demand and savings		$187,469,237	$187,469,237
Fixed rate certificates		137,567,137	138,334,185
Variable certificates		2,502,269	2,502,269
Accrued interest payable		202,450	202,450
Securities sold under agreements to repurchase		3,748,797	3,748,797
Federal Home Loan Borrowings		30,000,000	30,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		5,000,000	5,000,000

Off balance sheet financial instruments:
Commitments to extend credit	$90,768,902		$90,768,902
Standby letters of credit	4,594,010		4,594,010

20. BANK OF COMMERCE HOLDINGS (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,
	2004	2003
Condensed Balance Sheets
Assets:
Cash	$613,049	$23,822
Time deposit with subsidiary	550,000	300,000

Cash and cash equivalents	1,163,049	323,822
Investment in subsidiaries	39,093,279	34,937,365
Other assets	97,500	308,630

Total assets	$40,353,828	$35,569,817

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000,000	5,000,000
Other liabilities	70,491	58,624

Stockholders’ equity	35,283,337	30,511,193

Total liabilities and stockholders’ equity	$40,353,828	$35,569,817

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,
	2004	2003	2002
Condensed Statements of Income
Income:
Interest on time deposit	$13,852	$5,497	$2,261
Dividend from subsidiary	1,955,584	1,760,239	3,721,279

	1,969,436	1,765,736	3,723,540
Expenses	549,431	394,050	153,901

Income before income taxes and equity in undistributed net income of subsidiaries	1,420,005	1,371,686	3,569,639
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	1,419,205	1,370,886	3,568,839
Equity in undistributed net income of subsidiaries	3,558,470	2,811,790	127,621

Net income	$4,977,675	$4,182,676	$3,696,460

	Years Ended December 31,
	2004	2003	2002
Statements of Cash Flows
Cash flows from operating activities:
Net income	$4,977,675	$4,182,676	3,696,460
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	3,856	22,404	67,200
Equity in undistributed net income of subsidiaries	(3,558,470)	(2,811,790)	(127,621)
Other assets, net	197,667	(250,006)	0

Net cash provided by operating activities	1,620,728	1,143,284	3,636,039

Cash flows from investing activities:
Investment in subsidiary trust	0	(155,000)	0
Capital contribution to Bank	0	(5,000,000)	0

Net cash used by investing activities	0	(5,155,000)	0

Cash flows from financing activities:
Equity transactions, net	1,174,083	802,582	(1,787,794)
Proceeds from unconsolidated subsidiary
Grantor trust	0	5,000,000	0
Cash dividends	(1,955,584)	(1,760,239)	(1,721,279)

Net cash used by financing activities	(781,501)	4,042,343	(3,509,073)

Increase (decrease) in cash and cash equivalents	839,227	30,627	126,966

Cash and cash equivalents at beginning of year	323,822	293,195	166,229

Cash and cash equivalents at end of year	$1,163,049	$323,822	$293,195

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

22. UNAUDITED QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net interest income	$3,915	$4,087	$4,269	$4,606
Provision for loan losses	(192)	(97)	(131)	(173)
Noninterest income	466	494	573	634
Noninterest expense	(2,425)	(2,640)	(2,641)	(2,836)

Income before taxes	1,764	1,844	2,070	2,231
Provision for income tax	(652)	(683)	(803)	(793)

Net Income	$1,112	$1,161	$1,267	$1,438

Per common share:
Basic earnings per share	$0.14	$0.14	$0.15	$0.17
Diluted earnings per share	$0.13	$0.13	$0.14	$0.17
Dividends per share	$0.00	$0.00	$0.00	$0.23

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net interest income	$3,506	$3,559	$3,734	$3,918
Provision for loan losses	(175)	(200)	(40)	(100)
Noninterest income	471	609	584	462
Noninterest expense	(2,316)	(2,487)	(2,459)	(2,396)

Income before taxes	1,486	1,481	1,819	1,884
Provision for income tax	(560)	(596)	(565)	(766)

Net Income	$926	$885	$1,254	$1,118

Per common share:
Basic earnings per share	$0.12	$0.11	$0.15	$0.14
Diluted earnings per share	$0.11	$0.11	$0.15	$0.13
Dividends per share	$0.00	$0.00	$0.22	$0.00

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net interest income	$2,616	$3,044	$3,364	$3,493
Provision for loan losses	(65)	(125)	(105)	(325)
Noninterest income	443	458	565	625
Noninterest expense	(1,885)	(2,007)	(2,228)	(2,147)

Income before taxes	1,109	1,370	1,596	1,646
Provision for income tax	(368)	(523)	(483)	(651)

Net Income	$741	$847	$1,113	$995

Per common share:
Basic earnings per share	$0.09	$0.11	$0.14	$0.13
Diluted earnings per share	$0.09	$0.10	$0.13	$0.12
Dividends per share	$0.00	$0.00	$0.00	$0.22

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2004 Bank of Commerce Holdings determined not to renew the engagement of its independent accountants, Deloitte & Touche LLP and appointed Moss Adams LLP as its new independent accountants effective immediately. The decision not to renew the engagement of Deloitte & Touche LLP and to retain Moss Adams LLP was approved by Bank of Commerce Holdings’ Board of Directors upon the recommendation of its Audit Committee. The relationship with Deloitte & Touche LLP was dismissed by Bank of Commerce Holdings. Deloitte & Touche LLP’s report on Bank of Commerce Holdings’ 2003 financial statements was issued in February 2004, in conjunction with the filing of Bank of Commerce Holdings Annual Report on Form 10-K for the year ended December 31, 2003.

During Bank of Commerce Holdings two most recent fiscal years through March 15, 2004, there were no disagreements between Bank of Commerce Holdings and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports.

The audit reports of Deloitte & Touche LLP on the consolidated financial statements of Bank of Commerce Holdings & Subsidiaries as of and for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from Deloitte & Touche LLP is attached as Exhibit 16.1.

During Bank of Commerce Holdings’ most recent fiscal year ended December 31, 2003, Bank of Commerce Holdings’ did not consult with Moss Adams LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant

     The executive officers of the Company and their ages as of December 31, 2004, are as follows:

Name	Age	Position(s)
Michael C. Mayer	48	President and Chief Executive Officer Redding Bank of Commerce and Director
Linda J. Miles	51	Executive Vice President, Chief Financial Officer and Assistant Secretary

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

Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. With over 25 years of professional banking experience, before joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another independent bank. Ms. Miles serves on the Asset/Liability committee and attends audit, executive and long range planning committee meetings of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2004 and the Company expects to have such transactions in the future. All loans and commitments included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moss Adams LLP., and Deloitte & Touche LLP, respectively, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $105,000 and $166,125, respectively.

Audit-Related Fees

Moss Adams LLP., and Deloitte & Touche LLP did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2004 and December 31, 2003.

Tax Fees

Moss Adams LLP., and Deloitte & Touche LLP did not render any professional services for tax compliance, tax advice, or tax planning during 2004.

All Other Fees

The aggregate fees billed by Moss Adams LLP. and Deloitte & Touche LLP for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2004 and 2003, respectively.

During 2004, the Audit Committee of the Board of Directors has contracted with Moss Adams LLP to provide guidance in the Company’s Sarbanes-Oxley Section 404 compliance efforts. As of December 31, 2004 no services related to this project had been provided.

In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No.1, “Independence Discussions with Audit Committees”, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence. The Committee also discussed with management and the independent auditors the quality and adequacy of Bank of Commerce Holdings’ internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

     (1) Financial Statements:

             Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

     (2) Financial Statement Schedules:

             All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

Exhibit

Number	Description of Document
3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001*

10.11	Affiliated Business Arrangement Agreement *

10.12	RBC Code of Ethics*

11.1	Statement re: Computation of Earnings Per Share (see page __53_).

16.1	Letter on Change in Certifying Accountants. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Moss Adams LLP

23.2	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page ___79__)

99.1	Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.

(b) Reports on Form 8-K:

On November 2, 2004 the Company filed a Form 8-K announcing third quarter operating results.

On December 22, 2004 the Company filed a Form 8-K announcing the written notification of the termination of the Merchant Services Agreement between Cardservice International (“CSI”) and Redding Bank of Commerce (“Redding”) dated April 1, 1993, as amended and the Transaction Settlement Agreement between CSI and Redding dated August 1, 2000 as amended (the “Settlement Agreement”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

BANK OF COMMERCE HOLDINGS
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Michael C. Mayer
	President, Chief Executive Officer	March 4, 2005
Michael C. Mayer	Redding Bank of Commerce and Director

/s/ Linda J. Miles	Executive Vice President and Chief	March 4, 2005
Financial Officer and Assistant
Linda J. Miles	Secretary (Principal Financial and Accounting Officer)

/s/ Harry L. Grashoff, Jr.	Chairman of the	March 4, 2005
Board
Harry L. Grashoff, Jr.

/s/ Welton L. Carrel
	Director	March 4, 2005
Welton L. Carrel

/s/ Russell L. Duclos
	Director	March 4, 2005
Russell L. Duclos

/s/ John C. Fitzpatrick
	Director	March 4, 2005
John C. Fitzpatrick

/s/ Kenneth R. Gifford, Jr.
	Director	March 4, 2005
Kenneth R. Gifford, Jr.

/s/ Eugene L. Nichols
Eugene L. Nichols	Director	March 4, 2005

/s/ David H. Scott
	Director	March 4, 2005
David H. Scott

/s/ Lyle L. Tullis
	Director	March 4, 2005
Lyle L. Tullis

CERTIFICATIONS

     I, Michael C. Mayer, certify that:

1)	I have reviewed this annual report on Form 10-K of Bank of Commerce Holdings (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ MICHAEL C. MAYER

Michael C. Mayer
President & Chief Executive Officer
(Principal Executive Officer)

Dated March 4, 2005

CERTIFICATIONS

     I, Linda J. Miles, certify that:

1)	I have reviewed this annual report on Form 10-K of Bank of Commerce Holdings (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ LINDA J. MILES

Linda J. Miles
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated March 4, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.6	Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001.*

10.11	Affiliated Business Arrangement Agreement.*

15.1	Statement re: Computation of Earnings Per Share (see page _53__).

14.0	RBC Code of Ethics*

16.1	Letter on Change in Certifying Accountants.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Moss Adams LLP

23.2	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page _79__).

32.1	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Company’s Registration Statement on Form 10 , SEC Form 10-K and SEC Form 8-K.