Form 10-Q
period 2005-03-31
Bank of Commerce Holdings
filed 2005-05-05
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)
Yes ☑ No☐

Outstanding shares of Common Stock, no par value, as of March 31, 2005: 8,571,871

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	March 31, 2005	Dec. 31, 2004	March 31, 2004
ASSETS
Cash and due from banks	$14,167	$13,121	$23,036
Federal funds sold and securities purchased under agreements to resell	19,760	6,120	10,125

Cash and cash equivalents	33,927	19,241	33,161

Securities available-for-sale (including pledged collateral of $38,884 at March 31, 2005, $33,345 at December 31, 2004 and $17,262 at March 31, 2004)	77,276	82,443	55,634
Securities held-to-maturity, at cost (estimated fair value of $457 at March 31, 2005, $487 at Dec. 31, 2004 and $829 at March 31, 2004)	423	449	769
Loans, net of the allowance for loan losses of $4,044 at March 31, 2005, $3,866 at Dec. 31, 2004 and $3,870 at March 31, 2004	320,453	318,801	288,651
Bank premises and equipment, net	5,436	5,484	5,693
Other assets	13,207	12,127	10,777

TOTAL ASSETS	$450,722	$438,545	$394,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$75,393	$82,263	$63,502
Demand — interest bearing	111,723	108,645	91,876
Savings accounts	24,367	23,471	21,707
Certificates of deposit	144,051	138,500	139,067

Total deposits	355,534	352,879	316,152

Securities sold under agreements to repurchase	13,517	2,004	10,239
Federal Home Loan Bank borrowings	35,000	35,000	25,000
Other liabilities	5,705	8,379	6,012
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000	5,000	5,000

Total Liabilities	414,756	403,262	362,403
Commitments and contingencies
Stockholders’ Equity:

Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2005 and 2004	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 8,571,781 shares issued and outstanding at March 31, 2005, 8,502,831 at Dec. 31, 2004 and 8,173,674 at March 31, 2004	10,756	10,537	9,734
Retained earnings	26,067	25,079	22,348
Accumulated other comprehensive income (loss), net of tax	(857)	(333)	200

Total stockholders’ equity	35,966	35,283	32,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$450,722	$438,545	$394,685

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

Three months ended March 31, 2005 and 2004

	Three Months Ended
Dollars in thousands, except for per share data	March 31, 2005	March 31, 2004
Interest income:
Interest and fees on loans	$5,407	$4,347
Interest on tax exempt securities	54	56
Interest on U.S. government securities	651	477
Interest on federal funds sold and securities purchased under agreements to resell	79	17
Interest on other securities	0	7

Total interest income	6,191	4,904

Interest expense:
Interest on demand deposits	139	102
Interest on savings deposits	24	29
Interest on time deposits	830	723
Securities sold under agreements to repurchase	19	2
Interest on FHLB and other borrowings	246	67
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	77	56

Total interest expense	1,335	979

Net interest income	4,856	3,925
Provision for loan and lease losses	177	192

Net interest income after provision for loan and lease losses	4,679	3,733

Noninterest income:
Service charges on deposit accounts	103	99
Payroll and benefit processing fees	99	97
Earnings on cash surrender value - Bank owned life insurance	51	54
Net (loss) gain on sale of securities available-for-sale	(2)	0
Net gain on sale of loans	19	35
Merchant credit card service income, net	99	97
Mortgage brokerage fee income	86	16
Other income	87	97

Total noninterest income	542	495

Noninterest expense:
Salaries and related benefits	1,693	1,393
Occupancy and equipment expense	387	369
FDIC insurance premium	12	13
Data processing fees	41	44
Professional service fees	205	146
Deferred compensation expense	73	67
Stationery and supplies	59	54
Postage	28	21
Directors’ expense	74	89
Other expenses	348	268

Total noninterest expense	2,920	2,464

Income before income taxes	2,301	1,764
Provision for income taxes	925	652

Net income	$1,376	$1,112

Basic earnings per share	$0.16	$0.14
Weighted average shares — basic	8,533	8,133
Diluted earnings per share	$0.16	$0.13
Weighted average shares — diluted	8,780	8,529

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2005 and 2004

Dollars in thousands	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$1,376	$1,112
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	177	192
Provision for depreciation and amortization	140	163
Compensation expense associated with stock options	1	0
Loss (Gain) on sale of securities available-for-sale	2	0
Amortization of investment premiums and accretion of discounts, net	59	23
Gain on sale of loans	(19)	(35)
Gain on sale of fixed assets	0	0
Proceeds from sale of loans	279	635
Loans originated for sale	(260)	(600)
Effect of changes in:
Other assets	(713)	2,576
Deferred loan fees	(72)	0
Other liabilities	(2,548)	1,652

Net cash from operating activities	(1,578)	5,718

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,000	15,442
Proceeds from sales of available-for-sale securities	141	0
Proceeds from maturities of held-to-maturity securities	2,065	623
Purchases of available-for-sale securities	(2,965)	(276)
Loan origination, net of principal repayments	(1,758)	(10,640)
Purchases of Bank premises and equipment, net	(92)	(43)

Net cash from investing activities	2,391	5,106

Cash flows from financing activities:
Net increase(decrease) in deposits	2,656	(11,386)
Net increase in securities sold under agreement to repurchase	11,513	6,490
Proceeds from Federal Home Loan Bank advances	23,000	35,000
Repayments of Federal Home Loan Bank advances	(23,000)	(40,000)
Equity transactions, net	(296)	194

Net cash from financing activities	13,873	(9,702)

Net increase in cash and cash equivalents	14,686	1,122

Cash and cash equivalents, beginning of period	19,241	32,039

Cash and cash equivalents, end of period	$33,927	$33,161

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$0
Interest	1,288	960

     See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce (“RBC” or the “Bank”) and Bank of Commerce Mortgage (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2004 Annual Report on Form 10-K. The results of operations and cash flows for the 2005 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

2. Recent Accounting pronouncements

On September 30, 2004, the FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The accounting standard setters have decided to delay the effective date of and provide further implementation guidance for the rule that would require financial institutions to recognize unrealized losses of debt securities from rising interest rates as an expense item. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after January 01, 2006. The Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, will be recognized as of the required effective date. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Company will adopt the fair value based method of accounting for stock based employee compensation effective for financial statements after January 1, 2006. Management believes that the adoption of this rule will not have a material impact on the Company’s results of operations or financial condition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Earnings per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are considered to be common stock equivalents. The following table displays the computation of earnings per share for the three months ended March 31, 2005 and 2004.

(Dollars in thousands, except per share data)

	Three Months Ended

	March 31, 2005	March 31, 2004

Basic EPS calculation:

Numerator (net income)	$1,376	$1,112

Denominator (average common shares outstanding)	8,533	8,133

Basic EPS	$0.16	$0.14

Diluted EPS calculation:
Numerator (net income)	$1,376	$1,112
Denominator:
Average common shares outstanding	8,533	8,133
Dilutive effect of stock options	247	396

Adjusted weighted average common shares outstanding	8,780	8,529

Diluted EPS	$0.16	$0.13

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income as reported	$1,376	$1,112
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(37)	(18)

Pro forma net income	$1,339	$1,094

Earnings per share:

Basic — as reported	$0.16	$0.14

Basic — pro forma	$0.16	$0.14

Diluted — as reported	$0.16	$0.13

Diluted — pro forma	$0.15	$0.13

5. Comprehensive Income

The Company’s total comprehensive income was as follows:

(Dollars in thousands)	Three Months Ended

	March 31, 2005	March 31, 2004

Net income as reported	$1,376	$1,112
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale	(524)	464
Reclassification adjustment for gain on available for sale securities, net of tax	2	(0)

Total other comprehensive (loss) income	(522)	464

Total comprehensive income	$854	$1,576

6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust

During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the subsidiary grantor trust to the Holding Company and from the Holding Company to the Bank as additional capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2005 was 5.96%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Commitments and Contingent Liabilities

     Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2005 are below:

(Dollars in thousands)

2005	$359
2006	$371
2007	$377
2008	$383
2009	$340
Thereafter	$1,238

Total	$3,068

Minimum rental due in the future Under noncancellable subleases	$8

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

FHLB Advances -Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $35,000,000 as of March 31, 2005 and $25,000,000 as of March 31, 2004. The FHLB advances bear fixed rates of interest ranging from 2.43% to 4.08%. Interest is payable on a monthly basis. FHLB advances due as follows: $5,000,000 maturing May 09, 2005 at 2.47%, $10,000,000 maturing November 25, 2005 at 2.87%, $10,000,000 maturing January 24, 2008 at 2.94% (prime minus 281 basis points), and $10,000,000 maturing February 8, 2010 at 4.08% . These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,802,600 and to pledge $43,964,115 of its real estate mortgage loans to the FHLB as collateral as of March 31, 2005.

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading ”Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2004 to March 31, 2005. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2005, compared to the same period in 2004. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

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

On March 18, 2004, RBC Mortgage Services, an affiliate of Redding Bank of Commerce and a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. Before the formation of the subsidiary, mortgage banking services were performed as a department of the Bank.

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

On March 14, 2005, the Board of Directors declared a $0.06 cent per share quarterly dividend payable to shareholders of record as of March 31, 2005 payable on April 8, 2005.

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

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2004 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans. The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lockbox and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and model strategies to meet or exceed such goals.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading”Risk Management”.

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

Financial Highlights — Results of Operations

Net income for the first quarter of 2004 totaled $1,376,000 an increase of 23.7% from the $1,112,000 reported for the same quarterly period of 2004. On the same basis, diluted earnings per common share for the first quarter of 2005 were $0.16, compared to $0.13 for the same period of 2004, a 23.1% increase. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2005 were 1.24% and 15.89%, respectively, compared with 1.15% and 14.45%, respectively, for the first quarter of 2004.

Net Interest Income and Net Interest Margin

Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2005 was $4,856,000 compared with $3,925,000 for the same period in 2004 an increase of 23.7%.

Average earning assets for the three-months ended March 31, 2005 increased $61.2 million or 17.2% compared with the same period in the prior year. Average net loans, the largest component of earning assets, increased $38.1 million or 13.3% compared with the prior year period. Average securities increased $20.1 million or 33.3% over the prior year period. Overall, the yield on earning assets increased to 5.94% for the three-month period ended March 31, 2005 compared to 5.52% for the same three-month period in the prior year, partially due to volume increases coupled with rising interest rates during the period.

The overall cost of interest-bearing liabilities (funding costs) for the first three months of 2005 was $1,335,000 compared with $979,000 for the first three months of 2004, a 36.4% increase. The increase in funding costs was primarily a result of increases rates paid on time deposits and extending term borrowings. The net effect of the changes discussed above resulted in an increase of $931,000 or 23.7% in net interest income for the three-month period ended March 31, 2005 from the same period in 2004. Net interest margin increased 24 basis points to 4.66% from 4.42% for the same period a year ago.

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

The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2005, the Company had overnight cash in investments of $33.9 million and available lines of credit of at the Federal Home Loan bank of approximately $74.6 million, and a Federal Funds borrowing line with two correspondent financial institutions of $15.0 million.

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

Total stockholders’ equity increased by $3.7 million to $35.9 million at March 31, 2005 over March 31, 2004.

			Well	Minimum
		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$41,823,000	9.29%	n/a	4.0%
Tier 1 Risk-Based	41,823,000	11.50%	n/a	4.0%
Total Risk-Based	45,866,610	12.61%	n/a	8.0%

Redding Bank of Commerce
Leverage	$39,813,861	8.95%	5.0%	4.0%
Tier 1 Risk-Based	39,813,861	10.95%	6.0%	4.0%
Total Risk-Based	43,857,472	12.06%	10.00%	8.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Short and Long Term Borrowings

The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2005, all of the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.

During the three months ended March 31, 2005, the average balance of short-term FHLB advances was $36.0 million and the average interest rates during the period was 2.70%. The maximum outstanding at any month-end during the three months ended March 31, 2005 was $38.0 million. The FHLB advances are collateralized by loans and securities pledged to the FHLB.

Provision for Loan and Lease Losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document.

Provision for loan and lease losses of $177,000 were provided for the three-months ended March 31, 2005 compared with $192,000 for the same period of 2004. The Company’s allowance for loan and lease losses was 1.25% of total loans at March 31, 2005 and 1.32% at March 31, 2004, while its ratio of non-performing assets to total assets was 0.46% at March 31, 2005, compared to 1.06% at March 31, 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2004 Annual Report on Form 10-K.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2004 Annual Report on Form 10-K.

Specific risks to operations in California

Our operations are located entirely in California, which in recent years has experienced economic disruptions that are unique to the state. We can offer no assurances that the critical impact of the California economic changes will not have a material adverse effect on our customer’s or on our business, financial condition and results of operations.

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

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2004 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K require management to make difficult, subjective or complex judgements or estimates.

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

Accounting Principles Generally Accepted in the United States of America

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K.

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

Allowance for Loan and Lease Losses (“ALLL”)

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

Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types; volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALLL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the SFAS No. 5 portion of the ALLL based on the segmentation of its portfolio. For those segments that require an ALLL, the Company estimates loan and lease losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP. For individually impaired loans, SFAS No. 114 provides guidance on the acceptable methods to measure impairment. Specifically, SFAS No. 114 states that when a loan is impaired, the Company should measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, the Company considers all available information reflecting past events and current conditions, including the effect of existing environmental factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue recognition

The Company’s primary sources of revenue are interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

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

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with SFAS No. 123 would have been $37,000 and $18,000 for the three-months ended March 31, 2005 and 2004, respectively. There would have been $0.01 per share decrease in diluted earnings per share in 2005 and $0.01 per share decrease in 2004.

The amount of the reduction for the fiscal years 2002 through 2004 is disclosed in Note 13 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2004 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid (Unaudited, Dollars in thousands)

		Three Months		Three Months
		Ended		Ended
		March 31, 2005		March 31, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$324,055	$5,407	6.67%	$285,983	$4,347	6.08%
Tax-exempt Securities	6,447	54	3.35%	6,506	56	3.44%
US Government Securities	31,966	245	3.07%	20,830	149	2.86%
Mortgage backed Securities	42,055	406	3.86%	33,024	328	3.97%
Federal Funds Sold	12,321	79	2.56%	7,722	17	0.88%
Other Securities	0	0	0.00%	1,537	7	1.82%

Average Earning Assets	$416,844	$6,191	5.94%	$355,602	$4,904	5.52%

Cash & Due From Banks	$15,255			$19,757
Bank Premises	5,481			5,762
Allowance for Loan Losses	(3,954)			(3,763)
Other Assets	11,411			11,025

Average Total Assets	$445,037			$388,383

Interest Bearing Liabilities
Demand Interest Bearing	$111,227	$139	0.50%	$94,723	$102	0.43%
Savings Deposits	23,852	24	0.40%	21,723	29	0.53%
Certificates of Deposit	143,705	830	2.31%	140,156	723	2.06%
Borrowings	41,642	342	3.29%	25,383	125	1.97%

	320,426	$1,335	1.67%	281,985	$979	1.39%

Noninterest bearing demand	79,489			66,292
Other Liabilities	5,494			4,319
Stockholders’ Equity	39,628			35,787

Average Liabilities and Stockholders’ Equity	$445,037			$388,383

Net Interest Income and Net Interest Margin		$4,856	4.66%		$3,925	4.42%

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

Table 2.                               Analysis of Changes in Net Interest Income and Interest Expense

	March 31, 2005	over	March 31, 2004
(Dollars in thousands)	Volume	Rate	Total
Increase (Decrease) In Interest Income
Portfolio Loans	$635	$425	$1,060
Tax-exempt Securities	0	(2)	(2)
US Government Securities	85	11	96
Mortgage back Securities	87	(9)	78
Federal Funds Sold	29	33	62
Other Securities	0	(7)	(7)

Total Increase (Decrease)	$836	$451	$1,287

Increase (Decrease) In Interest Expense
Interest Bearing Demand	$21	$16	$37
Savings Deposits	2	(7)	(5)
Certificates of Deposit	20	87	107
Borrowings	134	83	217

Total Increase (Decrease)	$177	$179	$356

Net Increase	$659	$272	$931

Net interest income was $4.9 million for the first three-months of 2005 compared with $3.9 million for the same period in 2004, a 23.7% increase (Tables 1 and 2). The increase is attributed to an increase in the volume of earning assets coupled with increases in interest rates during the period. Average earning assets for the first three-months of 2005 were $416.8 million compared with $355.6 million for the same period in 2004, an increase of $61.2 million or 17.2%. The single largest component of increased earning assets was in the loan portfolio. Average loans increased $38.1 million or 13.3% over the same three-month period in 2004. Coupled with the asset growth, yields on earning assets increased to 5.94% compared with 5.52% over the same three-month period in 2004, a gain of 42 basis points.

Average interest bearing liabilities also increased by $38.4 million or 13.5% for the first three-months of 2005 to $320.4 million in 2005 compared with $281.9 million for the same period in 2004. The cost of interest bearing liabilities or funding increased to 1.67% in 2005 compared to 1.39% in 2004, an increase in interest expense of $356,000 or 36.4%. The significant segment of deposit growth was centered in lower cost core deposits (demand and savings) partially offsetting the rising interest rate environment.

As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased 24 basis points to 4.66% for the three-months ended March 31, 2004 compared with 4.42% for the same three-month period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended

	March 31, 2005	March 31, 2004
Noninterest income
Service charges on deposit accounts	$103	$99
Payroll and benefit processing fees	99	97
Earnings on cash surrender value - Bank owned life insurance	51	54
Net gain on sale of securities available-for-sale	(2)	0
Net gain on sale of loans	19	35
Merchant credit card service income, net	99	97
Mortgage brokerage fee income	86	16
Other income	87	97

Total noninterest income	$542	$495

Noninterest income increased $47,000 or 9.5% for the quarter ended March 31, 2005 over March 31, 2004. Service charges on deposit accounts increased modestly at 4.0% or $4,000 due to growth in core deposits and implementation of account analysis fees. Net gain on sale of loans decreased $16,000 over the prior years’ quarter due to fewer sales of SBA loans during the quarter. One available-for-sale security was sold during the period posting a modest loss on investment of $2,000. Mortgage brokerage fee income increased by $70,000 for the first quarter 2005 over the same period in 2004, due to increases in mortgage loan volume.

Noninterest Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2005	March 31, 2004

Noninterest expense

Salaries and related benefits	$1,693	$1,393
Occupancy and equipment expense	387	369
FDIC insurance premium	12	13
Data processing fees	41	44
Professional service fees	205	146
Deferred compensation expense	73	67
Stationery and supplies	59	54
Postage	28	21
Directors’ expense	74	89
Other expenses	348	268

Total noninterest expense	$2,920	$2,464

Noninterest expense for the quarter ended March 31, 2005 was $2.9 million, an increase of $456,000 or 18.5% over the same period a year ago. Salaries and employee benefits represent most of the increase of $300,000 or 21.5% over the same period a year ago. Increases are related to increases in staffing to support volume increases. Professional service fees have increased 40.4% or $59,000 over the same period a year ago and are attributed to the additional professional support necessary to comply with the Sarbanes Oxley Section 404 Certification requirements.

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

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended

Income Taxes	March 31, 2005	March 31, 2004

Tax provision	$925	$652
Effective tax rate	40.2%	37.0%

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

The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	March 31, 2005	December 31, 2004

Commercial and financial loans	$100,192	$105,545
Real estate-construction loans	84,439	77,439
Real estate-commercial	135,432	135,260
Real estate-mortgage	4,247	4,423
Installment	305	300
Other loans	463	353
Less:
Net deferred loan fees	(581)	(653)
Allowance for loan losses	(4,044)	(3,866)
Total net loans	$320,453	$318,801

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

Net portfolio loans increased $1.7 million or 0.52% at March 31, 2005 over December 31, 2004. The portfolio mix remains consistent with the mix at December 31, 2004. The balance of the portfolio remains relatively consistent with the mix at December 31, 2004, with commercial and financial loans of approximately 31%, real estate construction of approximately 26% and commercial real estate of approximately 42%. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due and payable. The Company had outstanding balances of $2,056,000 and $2,383,000 in impaired loans that had impairment allowances of $769,569 and $867,590 as of March 31, 2005 and December 31, 2004, respectively.

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	March 31, 2005	December 31, 2004

Nonaccrual loans	$2,056	$2,383
90 days past due and still accruing interest	0	0
Total nonaccrual loans	2,056	2,383
Other Real Estate Owned	0	0
Total non performing assets	$2,056	$2,383

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

The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)

Allowance for Loan and Lease Losses	March 31, 2005	March 31, 2004

Beginning balance for Loan and Lease Losses	$3,866	$3,675
Provision for Loan and Lease Losses	177	192
Charge offs:
Commercial	(0)	(0)
Real Estate	(0)	(0)
Other	(0)	(0)

Total Charge offs	(0)	(0)

Recoveries:
Commercial	1	3
Real Estate	0	0

Total Recoveries	1	3

Ending Balance	$4,044	$3,870
ALLL to total loans	1.25%	1.32%
Net Charge offs to average loans	0.00%	0.00%

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

Total available-for-sale securities increased $21.6 million or 38.9% at March 31, 2005 compared to March 31, 2004.

As of March 31, 2005, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $9.4 million for deposits of public funds, approximately $13.5 million for collateralized repurchase agreements and $15.0 million towards Federal Home Loan Bank borrowings.

The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)		as of March 31, 2005

	Amortized Costs	Unrealized Gains	Unrealized Losses	Estimated

U.S. government & agencies	$31,957	$0	$(679)	$31,278
Obligations of state and political subdivisions	6,373	39	(150)	6,262
Mortgage backed securities	40,402	0	(666)	39,736

Total	$78,732	$39	$(1,495)	$77,276

(Dollars in thousands)		as of March 31, 2004

	Amortized Costs	Unrealized Gains	Unrealized Losses	Estimated

U.S. government & agencies	$17,507	$126	$(221)	$17,412
Obligations of state and political subdivisions	6,718	126	(8)	6,836
Mortgage backed securities	31,069	317	0	31,386

Total	$55,294	$569	$(229)	$55,634

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

At March 31, 2005, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $896,000 and $1,782,000, respectively. At March 31, 2005, the estimated annual increase in net interest income attributable to a 100 and 200 basis point increase in the federal funds rate was $675,000 and $1,350,000. At December 31, 2004, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,478,000 and $3,057,915, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults upon Senior Securities

N/A.

Item 4. Submission of Matters to a vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6A. Exhibits

(31) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
(32) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

Item 6B. Reports on Form 8-K

March 18, 2005 8-K Press release announcing quarterly dividend $0.06 per share
April 15, 2005 8-K Press release announcing first quarter earnings

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: May 05, 2005

/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer