Form 10-K/A
period 2004-12-31
Bank of Commerce Holdings
filed 2005-05-26
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 — Commission File Number 0-25135

OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

BANK OF COMMERCE HOLDINGS

(Exact name of Registrant as specified in its charter)

California (State or jurisdiction of incorporation or organization)	94-2823865 (I.R.S. Employer Identification Number)

1951 Churn Creek Road Redding, California (Address of principal executive offices)	96002 (Zip Code)

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

As of April 30, 2005 there were 8,571,781 total shares of the Registrant’s common stock outstanding.

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

Stockton, California
January 14, 2005

Exhibit
Number	Description of Document
23.1	Consent of Moss Adams LLP
32.1	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2005.

BANK OF COMMERCE HOLDINGS
By /s/ Linda J. Miles
Linda J. Miles
Principal Financial Officer Executive Vice President

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

CERTIFICATIONS

I, Michael C. Mayer, certify that:

1)	I have reviewed this Amendment to Form 10-K of Bank of Commerce Holdings (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ MICHAEL C. MAYER

Michael C. Mayer
President & Chief Executive Officer
(Principal Executive Officer)

Dated May 26, 2005

CERTIFICATIONS

I, Linda J. Miles, certify that:

1)	I have reviewed this Amendment to Form 10-K of Bank of Commerce Holdings (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Dated May 26, 2005

4