Form 10-K/A
period 2004-12-31
Bank of Commerce Holdings
filed 2005-06-03
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 31, 2005 there were 8,571,781 total shares of the Registrant’s common stock outstanding.

Bank of Commerce Holdings Form 10-K/A (Amendment No. 2)

Explanation:

     On March 4, 2005 Bank of Commerce Holdings electronically filed their Annual Form 10-K as of December 31, 2004. In the filing, the original signature the companies’ independent registered public accounting firm (Moss Adams LLP) was missing. In addition, Exhibit item 23.1 Consent of Independent Registered Public Accounting Firm (Moss Adams LLP) was not included. Instead Exhibit 23.2 (Deloitte & Touche LLP) was reproduced twice.

     The purpose of this filing is to incorporate the missing original signatures and to re-file Item No. 8 Financial Statements and Supplementary Data to include such original signatures.

/s/ Linda J. Miles
Linda J. Miles
Principal Accounting Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	4
Consolidated Balance Sheets as of December 31, 2004 and 2003	6
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	7
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	8
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	10
Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002	12
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3
Exhibit 32.1

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

San Francisco, California
February 24, 2004
(February 24, 2005 as to the effects of the stock split described in Note 2)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 and 2003

ASSETS	2004	2003
Cash and due from banks	$13,120,951	$23,843,864
Federal funds sold and securities purchased under agreements to resell	6,120,000	8,195,000

Cash and cash equivalents	19,240,951	32,038,864
Securities available-for-sale (including pledged collateral of $35,345,000 at December 31, 2004 and $10,589,000 at December 31, 2003)	82,443,193	70,034,442
Securities held-to-maturity, at cost (estimated fair value of $487,092 at December 31 2004 and $1,460,052 at December 31 2003)	448,753	1,390,851
Loans, net of the allowance for loan losses of $3,866,498 at December 31, 2004 and $3,675,084 at December 31, 2003	318,800,587	278,203,553
Bank premises and equipment, net	5,484,196	5,812,789
Other assets	12,127,127	13,677,153

TOTAL ASSETS	$438,544,807	$401,157,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$82,262,500	$71,221,552
Demand — interest bearing	108,644,844	94,051,087
Savings accounts	23,471,100	22,196,598
Certificates of deposit	138,499,839	140,069,406

Total Deposits	352,878,283	327,538,643

Securities sold under agreements to repurchase	2,003,712	3,748,797
Federal Home Loan Bank borrowings	35,000,000	30,000,000
Other liabilities	8,379,475	4,359,019
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	5,000,000	5,000,000

Total liabilities	403,261,470	370,646,459

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, no par value; 10,000,000 shares authorized; 8,502,831 shares issued and outstanding in 2004 and 8,130,174 shares issued and outstanding in 2003	10,536,562	9,539,752

Retained earnings	25,079,522	21,236,140
Accumulated other comprehensive (loss) income, net of tax	(332,747)	(264,699)

Total stockholders’ equity	35,283,337	30,511,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$438,544,807	$401,157,652

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$18,444,703	$17,655,479	$16,812,119
Interest on tax-exempt securities	225,976	139,895	138,573
Interest on U.S. government securities	2,175,274	1,290,481	1,299,956
Interest on federal funds sold and securities purchased under agreement to resell	143,449	193,089	226,854
Interest on other securities	6,788	0	87,691

Total interest income	20,996,190	19,278,944	18,565,193

Interest expense:
Interest on demand deposits	429,699	463,708	596,646
Interest on savings deposits	103,670	132,758	144,845
Interest on certificates of deposit	2,876,236	3,570,686	5,115,243
Interest on FHLB and other borrowings	449,432	233,649	191,194
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	250,495	183,805	0

Total interest expense	4,109,532	4,584,606	6,047,928

Net interest income	16,886,658	14,694,338	12,517,265
Provision for loan and lease losses	593,000	515,000	620,000

Net interest income after provision for loan and lease losses	16,293,658	14,179,338	11,897,265

Noninterest income:
Service charges on deposit accounts	475,971	348,086	289,042
Payroll and benefit processing fees	343,086	331,492	301,983
Earnings on cash surrender value - Bank owned life insurance	258,539	233,094	246,796
Net gain on sale of securities available-for-sale	0	88,395	275,425
Net gain on sale of loans	94,878	101,005	59,604
Merchant credit card service income, net	433,822	407,945	424,557
Mortgage brokerage fee income	186,188	250,451	161,439
Other income	403,437	389,698	332,108

Total noninterest income	2,195,921	2,150,166	2,090,954

Noninterest expense:
Salaries and related benefits	5,938,672	5,450,874	4,709,133
Occupancy and equipment expense	1,534,490	1,470,722	1,463,252
FDIC insurance premium	47,843	49,431	47,852
Data processing fees	253,895	217,169	88,589
Professional service fees	802,742	653,698	440,985
Deferred compensation expense	280,771	255,612	239,128
Stationery and supplies	208,102	219,473	234,991
Postage	96,780	102,650	105,597
Directors’ expenses	266,911	241,384	256,672
Other expenses	1,150,790	999,157	680,416

Total noninterest expense	10,580,996	9,660,170	8,266,615

Income before income taxes	7,908,583	6,669,334	5,721,604
Provision for income taxes	2,930,908	2,486,658	2,025,144
Net Income	$4,977,675	$4,182,676	$3,696,460

Basic earnings per share	$0.60	$0.52	$0.46

Weighted average shares — basic	8,282,588	8,033,484	8,012,667
Diluted earnings per share	$0.57	$0.50	$0.43

Weighted average shares — diluted	8,702,611	8,326,908	8,604,219

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income(Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at January 1, 2002		8,110,371	$8,850,826	18,397,061	(8,038)	27,239,849

Comprehensive Income:
Net Income	$3,696,460			3,696,460		3,696,460
Other Comprehensive Income:
Unrealized holding gains arising during period, net of tax	324,623
Less: reclassification adjustment for gains included in net income, net of tax	(177,925)

Other Comprehensive Income	146,698				146,698	146,698

Total Comprehensive Income	$3,843,158

Cash dividends ($0.22 per share)				(1,721,279)		(1,721,279)
Compensation expense associated with stock options			67,200			67,200

Stock options exercised		93,180	102,141	197,566		299,707

Purchase and retirement of common stock		(278,943)	(305,400)	(1,782,102)		(2,087,502)
Tax benefit on exercise of options				25,997		25,997

Balance at December 31, 2002		7,924,608	$8,714,767	$18,813,703	$138,660	$27,667,130

Comprehensive Income:
Net Income	4,182,676			4,182,676		4,182,676
Other Comprehensive Income:
Unrealized holding losses arising during period, net of tax	(347,918)
Less: reclassification adjustment for gains included in net income, net of tax	(55,441)

Other Comprehensive Income	(403,359)				(403,359)	(403,359)

Total Comprehensive Income	$3,779,317

Cash dividends ($0.22 per share)				(1,760,239)		(1,760,239)
Compensation expense associated with stock options			22,404			22,404

Stock options exercised		205,566	621,452			621,452
Tax benefit on exercise of options				181,129		181,129

Balance at December 31, 2003		8,130,174	$9,358,623	$21,417,269	($264,699)	$30,511,193

(Continues)

See accompanying notes to the consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income (Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2003		8,130,174	$9,358,623	$21,417,269	($264.699)	$30,511,193

Comprehensive Income:
Net Income	4,977,675			4,977,675		4,977,675
Other Comprehensive Income:
Unrealized holding losses arising during period, net of tax	(68,048)
Less: reclassification adjustment for gains included in net income, net of tax	(0)

Other Comprehensive Income	(68,048)				(68,048)	(68,048)

Total Comprehensive Income	$4,909,627

Cash dividends ($0.23 per share)				(1,955,584)		(1,955,584)
Compensation expense associated with stock options			3,856			3,856

Stock options exercised		372,657	1,174,083			1,174,083
Tax benefit on exercise of options				640,162		640,162

Balance at December 31, 2004		8,502,831	$10,536,562	$25,079,522	($332,747)	$35,283,337

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,977,675	$4,182,676	$3,696,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	593,000	515,000	620,000
Provision for depreciation and amortization	610,997	691,859	737,020
Compensation expense associated with stock options	3,856	22,404	67,200
Gain on sale of securities available-for-sale	0	(88,395)	(275,425)
Amortization of securities premiums and accretion of discounts, net	272,479	325,112	534,180
Gain on sale of loans	(94,878)	(101,005)	(59,604)
Gain on sale of fixed assets	(50)	(2,036)	(18,806)
Proceeds from sale of loans	1,664,878	1,193,689	1,326,629
Loans originated for sale	(1,570,000)	(1,092,684)	(1,386,233)
Deferred income taxes	314,555	(514,197)	(319,820)
Effect of changes in:
Other assets	1,283,062	(364,438)	(2,115,248)
Deferred loan fees	158,604	(89,540)	448,944
Other liabilities	4,660,608	479,422	317,047

Net cash provided by operating activities	12,874,786	5,157,867	3,572,344

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	32,797,174	20,115,204	18,539,071
Proceeds from sale of available-for-sale securities	0	15,244,634	42,062,130
Purchases of available-for-sale securities	(45,599,957)	(73,979,119)	(52,074,912)
Maturities of held-to-maturity securities	948,022	1,025,791	1,711,823
Loan originations, net of principal repayments	(41,348,638)	1,721,867	(64,002,564)
Purchase of Bank premises and equipment, net	(282,354)	(1,017,857)	(626,255)

Net cash used in investing activities	(53,485,753)	(36,889,480)	(54,390,707)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	26,909,207	23,252,044	32,765,223
Net (decrease) increase in certificates of deposit	(1,569,567)	(10,160,051)	245,883
Increase (decrease) in securities sold under agreements to repurchase	(1,745,085)	44,412	(3,075,847)
Proceeds from Federal Home Loan Bank advances	95,000,000	55,000,000	28,000,000
Repayments of Federal Home Loan Bank advances	(90,000,000)	(43,000,000)	(10,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	0	5,000,000	0
Cash dividends	(1,955,584)	(1,760,239)	(1,721,279)
Equity transactions, net	1,174,083	802,582	(1,761,798)

Net cash provided by financing activities	27,813,054	29,178,748	44,452,182

Net increase (decrease) in cash and cash equivalents	(12,797,913)	(2,552,865)	(6,366,181)

Cash and cash equivalents at beginning of year	32,038,864	34,591,729	40,957,910

Cash and cash equivalents at end of year	$19,240,951	$32,038,864	$34,591,729

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

Stock Option Plan — The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, to stock-based employee compensation. All references to share and per share information have been adjusted to reflect the July 21, 2004 three-for-one stock split on a retroactive basis.

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

“The meaning of “Other-Than-Temporary” Impairment and Its Application to Certain Investments” — In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for certain securities, including:

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

At December 31, 2004, the Company’s securities available-for-sale shown below have been in a continuous loss position for periods less than 12 months as shown below:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$18,018,818	($54,815)	$9,000,546	($381,595)	$27,019,364	($436,410)
Obligations of state and political subdivisions	$617,632	($1,918)	$3,775,579	($99,674)	$4,393,211	($101,592)
Mortgage-backed securities	$16,739,302	($87,202)	$6,624,003	($56,307)	$23,363,305	($143,509)
Total temporarily impaired securities	$35,375,752	($143,935)	$19,400,128	($537,576)	$54,775,880	($681,511)

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

At December 31, 2004, 122,190 shares were available for future grants under the Plan. As of December 31, 2004, 2003 and 2002, respectively, 572,488, 916,536 and 859,101 shares respectively were available to be exercised.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Additional information regarding options outstanding as of December 31, 2004 is as follows:

		Weighted Avg.
		Contractual Remaining
Exercise	Options Outstanding	Life (Years)	Options Exercisable
Prices

$2.75	381,740	3.3	381,740
$3.23	109,536	3.3	109,536
$5.42	29,250	6.4	17,550
$6.67	63,000	6.6	37,800
$7.30	57,905	6.4	23,162
$6.75	13,500	8.0	2,700
$10.72	25,500	9.4	0
$10.60	82,500	9.5	0
$10.76	3,000	9.5	0

	765,931		572,488

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

Profit Sharing Plan — In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $134,570, $120,000 and $122,716 for the years ended December 31, 2004, 2003 and 2002, respectively. No discretionary contributions were made in 2004, 2003 or 2002.

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

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004:
Company
Leverage capital (to average assets)	$40,616,084	9.27%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	40,616,084	11.34%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	44,482,582	12.42%	23,636,824	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$38,684,893	8.91%	$15,575,720	4.00%	$19,650,000	5.00%
Tier 1 capital (to risk-weighted assets)	38,684,893	10.80%	12,792,094	4.00%	19,188,141	6.00%
Total capital (to risk-weighted assets)	42,551,391	11.88%	25,584,187	8.00%	31,980,234	10.00%
At December 31, 2003:
Company
Leverage capital (to average assets)	$35,775,892	9.10%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	35,775,892	11.19%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	39,773,421	12.44%	23,636,824	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$34,430,147	8.84%	$15,575,720	4.00%	$19,650,000	5.00%
Tier 1 capital (to risk-weighted assets)	34,430,147	10.77%	12,792,094	4.00%	19,188,141	6.00%
Total capital (to risk-weighted assets)	38,427,676	12.02%	25,584,187	8.00%	31,980,234	10.00%

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

Federal Home Loan Bank borrowings — The fair value of borrowed funds with maturities less than one year is based on carrying amounts.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Limitations — Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,
	2004	2003	2002
Condensed Statements of Income
Income:
Interest on time deposit	$13,852	$5,497	$2,261
Dividend from subsidiary	1,955,584	1,760,239	3,721,279

	1,969,436	1,765,736	3,723,540
Expenses	549,431	394,050	153,901

Income before income taxes and equity in undistributed net income of subsidiaries	1,420,005	1,371,686	3,569,639
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	1,419,205	1,370,886	3,568,839
Equity in undistributed net income of subsidiaries	3,558,470	2,811,790	127,621

Net income	$4,977,675	$4,182,676	$3,696,460

	Years Ended December 31,
	2004	2003	2002
Statements of Cash Flows
Cash flows from operating activities:
Net income	$4,977,675	$4,182,676	3,696,460
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	3,856	22,404	67,200
Equity in undistributed net income of subsidiaries	(3,558,470)	(2,811,790)	(127,621)
Other assets, net	197,667	(250,006)	0
Net cash provided by operating activities	1,620,728	1,143,284	3,636,039

Cash flows from investing activities:
Investment in subsidiary trust	0	(155,000)	0
Capital contribution to Bank	0	(5,000,000)	0

Net cash used by investing activities	0	(5,155,000)	0

Cash flows from financing activities:
Equity transactions, net	1,174,083	802,582	(1,787,794)
Proceeds from unconsolidated subsidiary
Grantor trust	0	5,000,000	0
Cash dividends	(1,955,584)	(1,760,239)	(1,721,279)

Net cash used by financing activities	(781,501)	4,042,343	(3,509,073)

Increase (decrease) in cash and cash equivalents	839,227	30,627	126,966
Cash and cash equivalents at beginning of year	323,822	293,195	166,229

Cash and cash equivalents at end of year	$1,163,049	$323,822	$293,195

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

22.	UNAUDITED QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA
(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net interest income	$3,915	$4,087	$4,269	$4,606
Provision for loan losses	(192)	(97)	(131)	(173)
Noninterest income	466	494	573	634
Noninterest expense	(2,425)	(2,640)	(2,641)	(2,836)

Income before taxes	1,764	1,844	2,070	2,231
Provision for income tax	(652)	(683)	(803)	(793)

Net Income	$1,112	$1,161	$1,267	$1,438

Per common share:
Basic earnings per share	$0.14	$0.14	$0.15	$0.17
Diluted earnings per share	$0.13	$0.13	$0.14	$0.17
Dividends per share	$0.00	$0.00	$0.00	$0.23

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net interest income	$3,506	$3,559	$3,734	$3,918
Provision for loan losses	(175)	(200)	(40)	(100)
Noninterest income	471	609	584	462
Noninterest expense	(2,316)	(2,487)	(2,459)	(2,396)

Income before taxes	1,486	1,481	1,819	1,884
Provision for income tax	(560)	(596)	(565)	(766)

Net Income	$926	$885	$1,254	$1,118

Per common share:
Basic earnings per share	$0.12	$0.11	$0.15	$0.14
Diluted earnings per share	$0.11	$0.11	$0.15	$0.13
Dividends per share	$0.00	$0.00	$0.22	$0.00

Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net interest income	$2,616	$3,044	$3,364	$3,493
Provision for loan losses	(65)	(125)	(105)	(325)
Noninterest income	443	458	565	625
Noninterest expense	(1,885)	(2,007)	(2,228)	(2,147)

Income before taxes	1,109	1,370	1,596	1,646
Provision for income tax	(368)	(523)	(483)	(651)

Net Income	$741	$847	$1,113	$995

Per common share:
Basic earnings per share	$0.09	$0.11	$0.14	$0.13
Diluted earnings per share	$0.09	$0.10	$0.13	$0.12
Dividends per share	$0.00	$0.00	$0.00	$0.22

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K/A (Amendment No. 2):

(1)	Financial Statements:

     Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K/A (Amendment No. 2).

(2)	Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Description of Document

23.1	Consent of Moss Adams LLP
23.2	Consent of Deloitte & Touche LLP
23.3	Updated Consent of Moss Adams LLP
32.1	Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 3, 2005.

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

     CERTIFICATIONS

I, Michael C. Mayer, certify that:

1)	I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of Bank of Commerce Holdings (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ MICHAEL C. MAYER

Michael C. Mayer
President & Chief Executive Officer
(Principal Executive Officer)

Dated June 3, 2005

CERTIFICATIONS

I, Linda J. Miles, certify that:

1)	I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of Bank of Commerce Holdings (the “registrant”);

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Dated June 3, 2005