Form 10-Q
period 2005-06-30
Bank of Commerce Holdings
filed 2005-07-28
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)
Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of July 27, 2005: 8,618,581

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollar Amounts in thousands, except share data	June 30, 2005	Dec. 31, 2004	June 30, 2004
ASSETS

Cash and due from banks	$19,300	$13,121	$14,461
Federal funds sold and securities purchased under agreements to resell	11,895	6,120	15,155

Cash and cash equivalents	31,195	19,241	29,616
Securities available-for-sale (including pledged collateral of $39,053 at June 30, 2005; $33,345 at December 31, 2004 and $35,011 at June 30, 2004)	72,709	82,443	74,257
Securities held-to-maturity, at cost (estimated fair value of $5,934 at June 30, 2005, $487 at December 31, 2004 and $611 at June 30, 2004)	5,889	449	566
Loans, net of the allowance for loan losses of $4,148 at June 30, 2005, $3,866 at December 31, 2004 and $3,618 at June 30, 2004	340,230	318,801	287,886
Bank premises and equipment, net	5,581	5,484	5,700
Other assets	12,611	12,127	11,847

TOTAL ASSETS	$468,215	$438,545	$409,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$77,960	$82,263	$73,067
Demand — interest bearing	115,772	108,645	102,051
Savings	26,898	23,471	24,354
Certificates of deposits	148,507	138,500	132,640

Total deposits	369,137	352,879	332,112

Securities sold under agreements to repurchase	21,537	2,004	1,496
Federal Home Loan Bank borrowings	30,000	35,000	35,000
Other liabilities	5,119	8,379	3,964
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	5,000	5,000	5,000

Total Liabilities	430,793	403,262	377,572

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2005 and 2004	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 8,618,581 shares issued and outstanding at June 30,2005, 8,502,831 at December 31, 2004 and 8,192,724 at June 30, 2004	10,894	10,537	9,745
Retained earnings	27,097	25,079	23,604
Accumulated other comprehensive income (loss) gain, net of tax	(569)	(333)	(1,049)

Total Stockholders’ equity	37,422	35,283	32,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,215	$438,545	$409,872

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and six months ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
Amounts in thousands, except for per share data	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income:
Interest and fees on loans	$5,840	$4,442	$11,247	$8,789
Interest on tax exempt securities	77	57	131	113
Interest on U.S. government securities	657	505	1,308	982
Interest on federal funds sold and securities purchased under agreements to resell	86	24	165	41
Interest on other securities	0	0	0	7

Total interest income	6,660	5,028	12,851	9,932

Interest expense:
Interest on demand deposits	273	98	412	200
Interest on savings deposits	47	24	71	53
Interest on time deposits	1,031	672	1,861	1,395
Securities sold under agreements to repurchase	99	0	118	2
Interest on FHLB and other borrowing expense	265	91	511	158
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	84	56	161	112

Total interest expense	1,799	941	3,134	1,920

Net interest income	4,861	4,087	9,717	8,012
Provision for loan and lease losses	177	97	354	289

Net interest income after provision for loan losses	4,684	3,990	9,363	7,723

Noninterest income:
Service charges on deposit accounts	102	126	205	225
Payroll and benefit processing fees	84	82	183	179
Earnings on cash surrender value -
Bank owned life insurance	53	54	104	108
Net gain (loss) on sale of securities available-for-sale	0	0	(2)	0
Net gain on sale of loans	49	1	68	36
Merchant credit card service income, net	78	94	177	191
Mortgage brokerage fee income	71	32	157	48
Other income	111	105	198	202

Total non-interest income	548	494	1,090	989

Noninterest expense:
Salaries and related benefits	1,645	1,368	3,338	2,761
Occupancy and equipment expense	349	363	736	732
FDIC insurance premium	13	12	25	25
Data processing fees	97	72	138	116
Professional service fees	173	296	378	442
Deferred compensation expense	76	69	149	136
Stationery and Supplies	45	54	119	108
Postage	26	27	54	48
Directors’ expense	84	69	143	158
Other expenses	379	310	727	578

Total non-interest expense	2,887	2,640	5,807	5,104

Income before income taxes	2,345	1,844	4,646	3,608
Provision for income taxes	874	683	1,799	1,335

Net Income	$1,471	$1,161	$2,847	$2,273

Basic earnings per share	$0.17	$0.14	$0.33	$0.28
Weighted average shares — basic	8,591	8,184	8,563	8,158
Diluted earnings per share	$0.16	$0.13	$0.31	$0.26
Weighted average shares – diluted	9,273	8,811	9,091	8,744
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2005 and 2004

Dollars in thousands	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net Income	$2,847	$2,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	354	289
Provision for depreciation and amortization	280	323
Compensation expense associated with stock options	3	0
Loss on sale of securities available for sale	2	0
Amortization of investment premiums and accretion of discounts, net	86	94
Gain on sale of loans	(68)	(36)
Proceeds from sales of loans	1,328	636
Loans originated for sale	(1,260)	(600)
Effect of changes in:
Other assets	(86)	2,992
Deferred loan fees	(315)	(69)
Other liabilities	(3,059)	(385)

Net cash provided by operating activities	112	5,517

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	13,823	20,204
Proceeds from sales of available-for-sale securities	141	0
Proceeds from maturities of held-to-maturity securities	45	819
Purchases of available-for-sale securities	(10,437)	(26,297)
Loan originations, net of principal repayments	(21,469)	(9,981)
Purchases of premises and equipment	(377)	(210)

Net cash used by investing activities	(18,274)	(15,465)

Cash flows from financing activities:
Net increase in deposits	16,260	4,573
Net increase (decrease) in securities sold under agreement to repurchase	19,533	(2,253)
Proceeds from Federal Home Loan Bank advances	23,000	70,000
Repayments of Federal Home Loan Bank advances	(28,000)	(65,000)
Common stock transactions, net	(677)	205

Net cash provided by financing activities	30,116	7,525

Net increase (decrease) in cash and cash equivalents	11,954	(2,423)

Cash and cash equivalents, beginning of period	19,241	32,039

Cash and cash equivalents, end of period	$31,195	$29,616

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,814	$1,147
Interest	3,040	1,813
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
The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
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
This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after January 2006. The Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, will be recognized as of the required effective date. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Company will adopt the fair value based method of accounting for stock based employee compensation effective for financial statements after January 1, 2006. Management believes that the adoption of this rule will not have a material impact on the Company’s results of operations or financial condition.
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2005 and 2004.
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Basic EPS Calculation:

Numerator (net income)	$1,471	$1,161	$2,847	$2,273

Denominator (average common shares outstanding)	8,591	8,184	8,563	8,158

Basic earnings per Share	$0.17	$0.14	$0.33	$0.28

Diluted EPS Calculation:
Numerator (net income)	$1,471	$1,161	$2,847	$2,273
Denominator:
Average common shares outstanding	8,591	8,184	8,563	8,158
Options	682	627	528	586

	9,273	8,811	9,091	8,744

Diluted earnings per Share	$0.16	$0.13	$0.31	$0.26

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income
As reported	$1,471	$1,161	$2,847	$2,273
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(31)	(74)	(62)
Pro forma net income	$1,434	$1,130	$2,773	$2,211

Earnings per share:

Basic — as reported	$0.17	$0.14	$0.33	$0.28

Basic — pro forma	$0.17	$0.14	$0.32	$0.27

Diluted — as reported	$0.16	$0.13	$0.31	$0.26

Diluted — pro forma	$0.15	$0.13	$0.31	$0.25

The fair value of options granted during 2005 and 2004 is estimated using a binomial option-pricing model with the following assumptions: volatility of 32.36% and 30.88%, risk-free interest rate of 3.92% and 4.08% expected dividends of $0.24 per share per year, annual dividend rate of 2.00%, assumed forfeiture rate of zero and an expected life of seven years.
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Income as reported	$1,471	$1,161	$2,847	$2,273
Other comprehensive income net of tax:
Unrealized holding gain (loss) on securities available for sale	287	(1,249)	(237)	(784)
Reclassification adjustment for loss on available for sale securities	0	(0)	2	(0)

Total other comprehensive income	287	(1,249)	(235)	(784)
Total comprehensive income	$1,758	($87)	$2,612	$1,224

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During 2003, Bank of Commerce Holdings (formerly Redding Bancorp) formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the subsidiary grantor trust to the Holding Company and from the Holding Company to the Bank as additional capital. The Trust Notes accrue and pay distributions on a quarterly basis at the 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2005 was 6.44%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
7. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2005 are below:

(Dollars in thousands)

2005	$179
2006	$371
2007	$377
2008	$383
2009	$340
Thereafter	$1,238

Total	$2,888

Minimum rental due in the future under non-cancelable subleases	$8

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
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $30,000,000 as of June 30, 2005 and $35,000,000 as of June 30, 2004. The FHLB advances bear fixed or floating rates of interest ranging from 2.87% to 4.08%. Interest is payable on a monthly basis. FHLB advances are due as follows: $10,000,000 maturing November 24, 2005 at 2.87%, $10,000,000 maturing January 24, 2008 at current prime rate minus 281 basis points floating, currently 3.19%, and $10,000,000 maturing February 8, 2010 at 4.08%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,901,300 and to pledge $46,720,170 of its real estate mortgage loans to the FHLB as collateral as of June 30, 2005.
Off-Balance Sheet Financial Instruments — In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letter of credits, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit were $144,019,131 and $90,671,694 as of June 30, 2005 and 2004, respectively. Standby letters of credit outstanding were $8,705,602 and $4,039,274 as of June 30, 2005 and 2004, respectively.

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
The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2004 to June 30, 2005. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2005, compared to the same period in 2004. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
On June 15, 2001, the Bank acquired the deposit liabilities of First Plus Bank at Citrus Heights, California and renamed the facility Roseville Bank of Commerce at Sunrise, a division of Redding Bank of Commerce. On February 22, 2002, the Roseville Bank of Commerce at Eureka Road, a division of Redding Bank of Commerce, relocated to its permanent location at 1504 Eureka Road, Suite 100, Roseville, California.
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
On March 14, 2005, the Board of Directors declared a $0.06 cent per share quarterly dividend payable to shareholders of record as of March 31, 2005 payable on April 8, 2005. On June 22, 2005, the Board of Directors declared a $0.06 cent per share quarterly dividend payable to shareholders of records as of June 30, 2005, payable on July 8, 2005. The Board of Directors has also directed management to proceed in filing a branch application in the Yuba-Sutter market within the next sixty days upon identifying the location. The name: Sutter Bank of Commerce, a division of Redding Bank of Commerce has been filed on fictitious name statements in the appropriate counties. Additionally, to support the new division, the Board of Directors has authorized management to proceed in issuing an additional trust preferred securities transaction during the third quarter of 2005.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services. The Bank currently does not offer trust services or international banking services. The services offered by the Mortgage Company include single and multi-family residential residence new financing, refinancing and equity lines of credit and equity term loans.
The majority of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “-Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2004 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans. The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll accounting packages, lock box and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and model strategies to meet or exceed such goals.
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
Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks. We must compete with financial powerhouses that want our core business. The flexibility provided by the Financial Holding Company Act is becoming increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading of “Risk Management.”
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
Financial Highlights — Results of Operations
Net income for the second quarter of 2005 totaled $1,471,000 an increase of 26.7% from the $1,161,000 reported for the same quarterly period of 2004. On the same basis, diluted earnings per common share for the second quarter of 2005 were $0.16, compared to $0.13 for the same period of 2004, a 23.1% increase. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2005 were 1.29% and 14.32%, respectively, compared with 1.16% and 12.58%, respectively, for the second quarter of 2004.
Net income for the six-month period ended June 30, 2005 totaled $2,847,000, an increase of 25.3% over net income of $2,273,000 reported for the same six-month period ended June 30, 2004. On the same basis, diluted earnings per common share for the six-months ended June 30, 2005 was $0.31, compared to $0.26 for the same six-month period in 2004, a 19.2% increase. ROA was 1.24% and ROE was 13.66% for the first six-months of 2005 compared with 1.15% and 12.50%, respectively, for the same six-month period of 2004.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2005 was $4.86 million compared with $4.09 million for the same period in 2004, an increase of 18.8%. Net interest income for the six-months ended June 30, 2005 was $9.72 million compared with $8.01 million for the same six-month period in 2004, an increase of 21.3%.
Average earning assets for the six-months ended June 30, 2005 increased $61.7 million or 17.1% compared with the same period in the prior year. Loans, the largest component of earning assets, increased $41.5 million or 14.3% on average compared with the prior year period. Average securities including federal funds sold increased $20.1 million or 27.9% over the prior period. Overall, the yield on earning assets increased to 6.07% for the six-month period ended June 30, 2005 compared to 5.49% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates, additional available funds being invested into the security portfolio while current loan yields continue to rise with the prime rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
Average interest-bearing liabilities for the six-months ended June 30, 2005 increased $42.6 million or 14.9% compared with the prior year period. Of this increase, $17.6 million was in core deposit growth (interest-bearing demand and savings accounts), generally the least expensive deposit categories. Certificates of deposit increased at a slower pace by $7.1 million over the prior year period. Non-Interest bearing demand deposits increased by $8.1 million or 12.0% over the prior six-month period. Borrowings increased $17.9 million compared with the prior year period, related to an increase in repurchase agreements. The Company’s strategy is to replace higher costing funding sources with increases in core deposits and utilize Federal Home Loan Bank borrowings to supplement loan growth as necessary. Borrowings are repaid as core deposit growth increases.
The overall cost of interest-bearing liabilities for the first six-months 2005 was 1.91% compared with 1.34% for the first six-months of 2004, a 42.5% increase. The increase was primarily a result of the deposit growth described above, coupled with increases in the interest paid on interest-bearing liabilities and longer-term fixed rate borrowings. The net effect of the changes discussed above resulted in an increase of $1,705,000 or 21.3% in net interest income for the six-month period ended June 30, 2005 from the same period in 2004. Net interest margin increased sixteen basis points to 4.59% from 4.43% for the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2005, the Company had overnight investments of $11.9 million and available lines of credit of at the Federal Home Loan bank of approximately $47.5 million, and two federal funds borrowing line with correspondent banks of $20.0 million.
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
Total stockholders’ equity increased from December 31, 2004 by $2.1 million to $37.4 million at June 30, 2005. The increase was a result of earnings of $2.8 million, $555 thousand from exercises of stock options, including tax benefits. The increase is partially offset by a decrease in accumulated other comprehensive income of approximately $235,000, and dividends paid to shareholders of $1.03 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

			Well	Minimum
June 30, 2005		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$42,991,000	9.25%	n/a	4.0%
Tier 1 Risk-Based	42,991,000	11.15%	n/a	4.0%
Total Risk-Based	47,138,567	12.23%	n/a	8.0%

Redding Bank of Commerce
Leverage	$41,512,879	9.09%	5.0%	4.0%
Tier 1 Risk-Based	41,512,879	10.77%	6.0%	4.0%
Total Risk-Based	45,660,446	11.85%	10.00%	8.0%
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2005, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At June 30, 2005, the Bank had $30 million in FHLB term advances outstanding at an average rate of 3.33% compared to $35 million at an average rate of 1.20% at June 30, 2004.
Provision for Loan and Lease Losses
The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan and lease losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document.
Provision for loan losses were $354,000 for the six-months ended June 30, 2005 compared with $289,000 for the same period of 2004. Redding Bank of Commerce’s allowance for loan losses was 1.20% of total loans at June 30, 2005 and 1.24% at June 30, 2004, while its ratio of non-performing assets to total assets was 0.44% at June 30, 2005, compared to 0.83% at June 30, 2004. Year-to-date net charge-offs of $72,931 were the results of one credit that was fully reserved, compared to net charge-offs of $345,942 related to one credit which was written down during the same period last year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
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
The holding company, subsidiary bank and nonbank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2004 Form 10-K.
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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2004 Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”) and the Bank’s primary federal regulator, the Federal Deposit Insurance Corporation (“FDIC”). The following is a brief description of our current accounting policies involving significant management judgments. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.
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
Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes, size and collateral types; volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALLL. Each of these components is determined based upon estimates that can and do change when the actual events occur. The Company estimates the SFAS No. 5 portion of the ALLL based on the segmentation of its portfolio. For those segments that require an ALLL, the Company estimates loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. The Company follows a systematic and consistently applied approach to select the most appropriate loss measurement methods and support its conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. The Company evaluates and modifies its loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with FAS No. 123 would have been $74,000 and $62,000 for the six-months ended June 30, 2005 and 2004, respectively. There would have been $0.00 per share decrease in diluted earnings per share in 2005 and $0.01 per share decrease in 2004.
The amount of the reduction for the fiscal years 2002 through 2004 is disclosed in Note 13 to the Consolidated Financial Statements contained in the 2004 Annual Report on Form 10-K, based upon the assumptions listed therein.
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
Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$331,057	$11,247	6.79%	$289,533	$8,789	6.07%
Tax-exempt Securities	7,910	131	3.31%	6,612	113	3.42%
US Government Securities	72,160	1,308	3.63%	57,045	982	3.44%
Federal Funds Sold	12,196	165	2.71%	8,466	41	0.97%
Other Securities	0	0	0.00%	0	7	0.00%

Average Earning Assets	$423,323	$12,851	6.07%	$361,656	$9,932	5.49%

Cash & Due From Banks	$15,032			$19,383
Bank Premises	5,526			5,754
Allowance for Loan and Lease Losses	(4,042)			(3,848)
Other Assets	11,230			10,938

Average Total Assets	$451,069			$393,883

Interest Bearing Liabilities
Demand Interest Bearing	$111,006	$412	0.74%	$96,462	$200	0.41%
Savings Deposits	25,361	71	0.56%	22,301	53	0.48%
Certificates of Deposit	145,370	1,861	2.56%	138,313	1,395	2.02%
Borrowings	46,756	790	3.38%	28,785	272	1.89%

	328,493	$3,134	1.91%	285,861	$1,920	1.34%

Non interest Demand	75,631			67,527
Other Liabilities	6,928			4,141
Shareholder Equity	40,017			36,354

Average Liabilities and Stockholders’ Equity	$451,069			$393,883

Net Interest Income and Net Interest Margin		$9,717	4.59%		$8,012	4.43%

Interest income on loans includes fee income of approximately $621,000 and $438,000 for the period ended June 30, 2005 and 2004 respectively. The Company’s average total assets increased to $423.3 million at June 30, 2005 compared to $393.9 million for the same period in 2004, a $29.4 million increase or 7.5%.
The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (i) Any installment of principal or interest is 90 days or more past due, (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Interest income on loans does not reflect accruals on loans in a nonaccrual status. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible.

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
Table 2. Analysis of Changes in Net Interest Income and Interest Expense

(Dollars in thousands)	June 30, 2005 over June 30, 2004
	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$1,412	$1,047	$2,459
Tax-exempt Securities	21	(3)	18
US Government Securities	274	52	326
Federal Funds Sold	50	73	123
Other Securities	(7)	0	(7)

Total Increase	$1,750	$1,169	$2,919

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$54	$158	$212
Savings Deposits	9	9	18
Certificates of Deposit	90	376	466
Borrowings	304	214	518

Total Increase	$457	$757	$1,214

Net Increase	$1,293	$412	$1,705

Net interest income for the quarter ended June 30, 2005 was $4.86 million compared with $4.09 million for the same period in 2004 an increase of 18.8%. Net interest income for the six-months ended June 30, 2005 was $9.72 million compared with $8.01 million for the same six-month period in 2004, an increase of 21.3%.
Average earning assets for the six-months ended June 30, 2005 increased $61.7 million or 17.1% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $41.5 million or 14.3% on average compared with the prior year period. Average securities including federal funds sold increased $20.1 million or 27.9% over the prior period. Overall, the yield on earning assets increased to 6.07% for the six-month period compared to 5.49% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates, additional available funds being invested into the security portfolio while current loan yields continue to rise with the prime rate.
While the average volume of earning assets increased, the average yield also increased from 5.49% in 2004 to 6.07% in 2005. The increase is primarily due to new loan production priced at higher rates, available funds being invested into the security portfolio and repricing of the exiting floating loan portfolio.
The overall cost of interest-bearing liabilities for the first six-months 2005 was 1.91% compared with 1.34% for the first six-months of 2004, a 42.5% increase. The increase was primarily a result of the deposit growth described above, coupled with increases in the interest paid on interest-bearing liabilities and longer-term borrowings. The net effect of the changes discussed above resulted in an increase of $1.7 million or 21.3% in net interest income for the six-month period ended June 30, 2005 from the same period in 2004. Net interest margin increased sixteen basis points to 4.59% from 4.43% for the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Noninterest income

Service charges on deposit accounts	$102	$126	$205	$225
Payroll and benefit processing fees	84	82	183	179
Earnings on cash surrender value - Bank owned insurance	53	54	104	108
Net gain on sale of securities available-for-sale	0	0	(2)	0
Net gain on sale of loans	49	1	68	36
Merchant credit card service income, net	78	94	177	191
Mortgage brokerage fee income	71	32	157	48
Other Income	111	105	198	202

Total Noninterest income	$548	$494	$1,090	$989
Noninterest income increased $54,000 or 10.9% for the quarter ended June 30, 2005 over June 30, 2004. The increase is primarily a result of gain on sale of loans during the period of $49,000. Partially offsetting the increase is a drop in service charges on deposit accounts related to lower analysis fees collected in the period. Earnings credit on analysis fees are tied to the 3-month Treasury bill index and used to credit merchants towards their accrued service fees.
Noninterest income increased $101,000 or 10.2% for the six-months ended June 30, 2005 over June 30, 2004. The increase for the six-month period is related to gain on sale of loans during the period coupled with increased production in the Mortgage division. Net gains on sales of loans were $68,000 for June 30, 2005 compared with $36,000 at June 30, 2004. Mortgage activities increased over the prior year due to a continuing lower interest rate environment. Mortgage brokerage fee income increased $109,000 over the six-month period ended June 30, 2004.
Noninterest Expense

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Noninterest Expense

Salaries and related benefits	$1,645	$1,368	$3,338	$2,761
Occupancy and equipment expense	349	363	736	732
FDIC insurance premium	13	12	25	25
Data processing fees	97	72	138	116
Professional service fees	173	296	378	442
Deferred compensation expense	76	69	149	136
Stationery and Supplies	45	54	119	108
Postage	26	27	54	48
Directors’ expense	84	69	143	158
Other expenses	379	310	727	578

Total Noninterest expense	$2,887	$2,640	$5,807	$5,104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest expense for the quarter ended June 30, 2005 was $2.9 million, an increase of $247,000 or 9.4% over the same period a year ago. Salaries and employee benefits increased $277,000 or 20.2% over the same period a year ago, representative of increases to staffing in support of volumes and increases in the profit sharing component of the expense item.
Non-interest expense for the six-months ended June 30, 2005 was $5.8 million compared to $5.1 million in the same period a year ago, an increase of $703,000 or 13.8% over the same six-month period a year ago. Salaries and employee benefits increased $577,000 or 20.90% over the same six-month period a year ago for the reasons mentioned above. Stationery and supplies have increased by $11,000 or 10.2% over the same period a year ago due to increases in production. Other expenses have increased by $149,000 or 25.8% over the same period a year ago related to increased advertising, additional payroll software support, and increased travel expenses.
Income Taxes
The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.
(Dollars in thousands)

	Three Months Ended		Six Months Ended
Income Taxes	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Tax provision	$874	$683	$1,799	$1,335
Effective tax rate	37.3%	37.0%	38.7%	37.0%

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
Income tax expense for the second quarter 2005 was $874,000 as compared to $683,000 for the second quarter period in 2004. The increase in tax expense is attributed to increased production and earnings for the period.

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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:
(Dollars in thousands)

Portfolio Loans	June 30, 2005	December 31, 2004

Commercial and financial	$110,811	$105,545
Real estate-construction	81,505	77,439
Real estate-commercial	147,768	135,260
Real estate — mortgage	3,931	4,423
Installment	411	300
Other loans	290	353
Less:
Net deferred loan fees	(338)	(653)
Allowance for loan losses	(4,148)	(3,866)

Total net loans	$340,230	$318,801
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
Net portfolio loans have increased $21.4 million or 6.7% at June 30, 2005 over $318,801,000 at December 31, 2004. The portfolio mix reflects increases in production of all lines. The balance of the portfolio remains relatively consistent with the mix at December 31, 2004, with commercial and financial loans of approximately 33%, real estate construction of 24% and commercial real estate at 43%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $2,059,461 and $3,214,492 in impaired loans that had impairment allowances of $803,030 and $867,590 as of June 30, 2005 and December 31, 2004, respectively.
The Bank’s allowance for loan and lease losses was 1.20% of total loans at June 30, 2005 and 1.24% at June 30, 2004, while its ratio of non-performing assets to total assets was 0.44% at June 30, 2005, compared to 0.83% at June 30, 2004. Year-to-date net charge-offs of $72,931 related to one credit that was fully reserved, compared to net charge-offs of $345,942 related to a partial write down on one credit in the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:
(Dollars in thousands)

Non-performing assets	June 30, 2005	December 31, 2004

Non-accrual loans	$2,059	$2,383
90 days past due and still accruing interest	0	0

	2,059	2,383
Other Real Estate Owned	0	0

Total non-performing assets	2,059	$2,383
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Allowance for Loan Losses	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Beginning balance for Loan Losses	$4,043	$3,870	$3,866	$3,675
Provision for Loan Losses	177	97	354	289
Charge offs:
Commercial	(77)	(349)	(77)	(349)
Real Estate	(0)	(0)	(0)	0
Other	(0)	(0)	(0)	0

Total Charge offs	(77)	(349)	(77)	(349)

Recoveries:
Commercial	5	0	5	3
Real Estate	0	0	0	0

Total Recoveries	5	0	5	3

Ending Balance	$4,148	$3,618	$4,148	$3,618
ALLL to total loans	1.20%	1.24%	1.20%	1.24%
Net Charge offs to average loans	0.02%	0.12%	0.02%	0.12%
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
Total available-for-sale securities decreased $9.7 million or 11.8% at June 30, 2005 compared to December 31, 2004, as maturities and called securities were reinvested through production in the loan portfolio. As of June 30, 2005, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $6.5 million for deposits of public funds, approximately $21.5 million for collateralized repurchase agreements and $10.0 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)		as of June 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$28,940	$4	$(509)	$28,435
Obligations of state and political subdivisions	6,369	44	(97)	6,316
Mortgage backed securities	38,366	0	(408)	37,958

Total	$73,675	$48	$(1,014)	$72,709

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars in thousands)	as of June 30, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$35,848	$40	$(733)	$35,155
Obligations of state and political subdivisions	6,716	31	(324)	6,423
Mortgage backed securities	33,476	0	(797)	32,679

Total	$76,040	$71	$(1,854)	$74,257
Economic factors may affect market pricing over the stated maturity of the security. The Company recognizes an impairment charge when the decline in the fair value of its investments below the cost basis is judged to be other than temporary. As of June 30, 2005 forty-one securities were in a loss position. The Company has determined the loss position to be temporary and no impairment charges have occurred. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AAA on the overall portfolio. The Company believes it has the ability to hold available-for-sale securities to maturity.

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
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 200 to – 200 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
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
At June 30, 2005, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $712,483 and $1,393,050, respectively. (A similar and opposite result attributable to a 100 basis point increase in the federal funds rate.) At December 31, 2004, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,379,244 and $2,638,008, respectively, with a similar and opposite result attributable to a 100 basis point increase in the federal funds rate.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
The Annual Shareholder meeting of the Registrant was held on May 17, 2005.
7,039,195 shares or 82% of the outstanding voting stock was available for quorum.
7,343,746 or 86% voted for the election of nine directors named in the proxy statement for terms expiring on the date of the annual meeting in 2006.
7,243,864 or 85% of the outstanding voting stock voted for the ratification of the appointment of
Moss Adams, LLP as the Company’s independent auditors.
Item 5. Other Information
July 22, 2005 Form 8-K press release announcing second quarter earnings.
July 19, 2005 Form 8-K filing of 10b5-1 sales plan.
June 24, 2005 Form 8-K press release announcing quarterly cash dividend of $0.06 per share payable to shareholders as of June 30, 2005 and payable on July 8, 2005.
April 15, 2005 Form 8-K press release announcing first quarter operating results.
Item 6. Exhibits
(31) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

(32) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
SIGNATURES
Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK OF COMMERCE HOLDINGS
(Registrant)

Date: July 28, 2005	/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer