Form 10-Q
period 2005-09-30
Bank of Commerce Holdings
filed 2005-11-10
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25135
Bank of Commerce Holdings
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 1951 Churn Creek Road Redding, California	94-2823865 (I.R.S. Employer Identification No.)

96002
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (530) 224-3333
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act) Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of October 31, 2005: 8,654,896

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
Amounts in thousands, except per share data	2005	2004	2004
ASSETS

Cash and due from banks	$14,759	$13,121	$13,816
Federal funds sold and securities purchased under agreements to resell	8,550	6,120	12,155

Cash and cash equivalents	23,309	19,241	25,971
Securities available-for-sale (including pledged collateral of $52,988 at September 30, 2005, $33,345 at December 31, 2004 and $40,049 at September 30, 2004)	98,107	82,443	78,475
Securities held-to-maturity, at cost (estimated fair value of $5,834 at September 30, 2005, $487 at December 31, 2004 and $534 at September 30, 2004)	5,813	449	490
Loans, net of the allowance for loan losses of $4,251 at September 30, 2005, $3,866 at December 31, 2004 and $3,732 at September 30, 2004	342,004	318,801	306,531
Bank premises and equipment, net	5,547	5,484	5,589
Other assets	13,228	12,127	11,496

TOTAL ASSETS	$488,008	$438,545	$428,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$80,516	$82,263	$79,409
Demand — interest bearing	116,137	108,645	108,348
Savings	26,078	23,471	25,112
Certificates of deposits	150,260	138,500	139,104

Total deposits	372,991	352,879	351,973

Securities sold under agreements to repurchase	20,461	2,004	1,489
Federal Home Loan Bank borrowings	35,000	35,000	30,000
Other liabilities	5,809	8,379	4,266
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	15,310	5,000	5,000

Total Liabilities	449,571	403,262	392,728
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2005 and 2004	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 8,654,896 shares issued and outstanding at September 30, 2005, 8,502,831 at December 31, 2004 and 8,502,539 at September 30, 2004	10,998	10,537	10,714
Retained earnings	28,240	25,079	25,416
Accumulated other comprehensive (loss) , net of tax	(801)	(333)	(306)

Total Stockholders’ equity	38,437	35,283	35,824

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488,008	$438,545	$428,552

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and nine months ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in thousands, except for per share data	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$6,146	$4,627	$17,393	$13,416
Interest on tax exempt securities	99	58	230	171
Interest on U.S. government securities	718	567	2,026	1,549
Interest on federal funds sold and securities purchased under agreements to resell	220	49	385	90
Interest on other securities	16	0	16	7

Total interest income	7,199	5,301	20,050	15,233

Interest expense:
Interest on demand deposits	276	114	688	314
Interest on savings deposits	56	26	127	79
Interest on time deposits	1,190	711	3,051	2,106
Securities sold under agreements to repurchase	146	0	264	2
Interest on FHLB and other borrowing expense	235	113	746	271
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	171	68	332	180

Total interest expense	2,074	1,032	5,208	2,952

Net interest income	5,125	4,269	14,842	12,281
Provision for loan losses	88	131	442	420

Net interest income after provision for loan losses	5,037	4,138	14,400	11,861

Noninterest income:
Service charges on deposit accounts	98	133	303	358
Payroll and benefit processing fees	81	81	264	260
Earnings on cash surrender value —
Bank owned life insurance	52	52	156	160
Net (loss) gain on sale of securities available-for-sale	0	0	(2)	0
Net gain on sale of loans	23	2	91	38
Merchant credit card service income, net	91	139	268	330
Mortgage brokerage fee income	85	64	242	112
Other income	85	102	283	304

Total non-interest income	515	573	1,605	1,562

Noninterest expense:
Salaries and related benefits	1,750	1,500	5,088	4,261
Occupancy and equipment expense	437	395	1,173	1,127
FDIC insurance premium	11	11	36	36
Data processing fees	71	69	209	185
Professional service fees	199	177	577	619
Deferred compensation expense	85	71	234	207
Stationery and Supplies	40	48	159	156
Directors’ expense	45	67	188	225
Postage	30	25	84	73
Other expenses	427	278	1,154	856

Total non-interest expense	3,095	2,641	8,902	7,745

Income before income taxes	2,457	2,070	7,103	5,678
Provision for income taxes	897	803	2,696	2,138

Net Income	$1,560	$1,267	$4,407	$3,540

Basic earnings per share	$0.18	$0.15	$0.51	$0.43
Weighted average shares — basic	8,619	8,260	8,582	8,192
Diluted earnings per share	$0.18	$0.15	$0.50	$0.42
Weighted average shares — diluted	8,874	8,641	8,911	8,494
See accompanying notes to condensed consolidated financial statements .

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2005 and 2004

Amounts in thousands	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net Income	$4,407	$3,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	442	420
Provision for depreciation and amortization	421	468
Compensation expense associated with stock options	4	2
Loss on sale of securities available for sale	2	0
Amortization of investment premiums and accretion of discounts, net	100	(189)
Gain on sale of loans	(91)	(38)
Proceeds from sales of loans	2,351	638
Loans originated for sale	(2,260)	(600)
Effect of changes in:
Other assets	(231)	2,660
Deferred loan fees	(302)	136
Other liabilities	(2,266)	546

Net cash provided by operating activities	2,577	7,583

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	20,005	27,524
Proceeds from sales of available-for-sale securities	121	0
Proceeds from maturities of held-to-maturity securities	141	895
Purchases of available-for-sale securities	(42,426)	(36,289)
Loan originations, net of principal repayments	(23,343)	(28,884)
Purchases of premises and equipment	(484)	(244)

Net cash used by investing activities	(45,986)	(36,998)

Cash flows from financing activities:
Net increase in deposits	20,112	24,435
Net (decrease) increase in securities sold under agreement to repurchase	18,458	(2,260)
Proceeds from Federal Home Loan Bank advances	38,000	90,000
Repayments of Federal Home Loan Bank advances	(38,000)	(90,000)
Proceeds from issuance of Junior Subordinated Debt	10,000	0
Common stock transactions, net	(1,094)	1,172

Net cash provided by financing activities	47,476	23,347

Net (decrease) increase in cash and cash equivalents	4,068	(6,068)

Cash and cash equivalents, beginning of period	19,241	32,039

Cash and cash equivalents, end of period	$23,309	$25,971

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,582	$1,315
Interest	4,979	3,565
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
On March 30, 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 was issued to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. Management believes that the adoption of this rule will not have a material impact on the Company’s results of operations or financial condition.
On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (FAS 154), replacing APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and corrections of errors. APB Opinion 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. Management will adopt the provisions of FAS 154 effective January 1, 2006.
On August 11, 2005, The Financial Accounting Standards Board Issues Revised Exposure Draft on Accounting for Transfers of Financial Assets” —The Financial Accounting Standards Board issued a revised Exposure Draft, Accounting for Transfers of Financial Assets. The proposed statement seeks to clarify the derecognition requirements for financial assets that were developed initially in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and revised in Statement 140, and to change and simplify the initial measurement of interest related to transferred financial assets held by a transferor. The proposed changes principally apply to securitizations and loan participations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2005 and 2004.
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Basic EPS Calculation:

Numerator (net income)	$1,560	$1,267	$4,407	$3,540

Denominator (average common shares outstanding)	8,619	8,260	8,582	8,192

Basic earnings per Share	$0.18	$0.15	$0.51	$0.43

Diluted EPS Calculation:
Numerator (net income)	$1,560	$1,267	$4,407	$3,540
Denominator:
Average common shares outstanding	8,619	8,260	8,582	8,192
Options	255	381	329	302

	8,874	8,641	8,911	8,494

Diluted earnings per Share	$0.18	$0.15	$0.50	$0.42

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income
As reported	$1,560	$1,267	$4,407	$3,540
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(37)	(147)	(112)
Pro forma net income	$1,523	$1,230	$4,260	$3,428

Earnings per share:

Basic — as reported	$0.18	$0.15	$0.51	$0.43

Basic — pro forma	$0.18	$0.15	$0.50	$0.42

Diluted — as reported	$0.18	$0.15	$0.50	$0.42

Diluted — pro forma	$0.17	$0.14	$0.48	$0.40

The fair value of options granted during 2005 and 2004 is estimated using a binomial option-pricing model with the following assumptions: volatility of 32.36% and 30.88%, risk-free interest rate of 3.92% and 4.08% expected dividends of $0.24 per share per year, annual dividend rate of 2.00%, assumed forfeiture rate of zero and an expected life of seven years.
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net Income as reported	$1,560	$1,267	$4,407	$3,540
Other comprehensive income net of tax:
Unrealized holding (loss)gain on securities available for sale	(232)	743	(468)	(41)
Reclassification adjustment for loss on available for sale securities	(0)	(0)	2	(0)

Total other comprehensive income	(232)	743	(466)	(41)
Total comprehensive income	$1,328	$2,010	$3,941	$3,499

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
6. Junior Subordinated Debentures (Trust Preferred Securities)
During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust, which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the subsidiary grantor trust to the Holding Company and from the Holding Company to the Bank as additional capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2005 was 4.90%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.115%, until September 10, 2010 after which the rate will reset quarterly to equal LIBOR plus 1.58%. The Trust simultaneously issued $310,000 of the Trust’s common shares of beneficial interest to the Company.
The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s floating rate junior subordinate notes (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust will be used by the Company for general corporate purposes, including funding the growth of the Company’s various financial services.
The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate, at 6.115% until September 10, 2010, after which the rate will reset on a quarterly basis to equal LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, at any time and from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters.
The Notes are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. Although the Notes will be recorded as a long term liability on the Company’s balance sheet, for regulatory purposes, the Notes are expected to be treated as Tier 1 or Tier 2 capital under rulings of the Federal Reserve Board, the Company’s primary federal regulatory agency.
The Notes mature on September 15, 2035, but may be redeemed at the Company’s option at any time on or after September 15, 2010 or at any time upon certain events, such as a change in the regulatory capital treatment of the Notes, the Trust being deemed to be an investment company or the occurrence of certain adverse tax events. In each case, the Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
7. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2005 are below:

(Dollars in thousands)

2005	$93
2006	$456
2007	$464
2008	$472
2009	$430
Thereafter	$1,246

Total	$3,161

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

FHLB Advances —Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $35,000,000 as of September 30, 2005 and $35,000,000 as of September 30, 2004. The FHLB advances bear fixed or floating rates of interest ranging from 2.87% to 3.78%. Interest is payable on a monthly basis. FHLB advances are due as follows: $15,000,000 maturing on October 31, 2005, $10,000,000 maturing November 24, 2005 at 2.87%, $10,000,000 maturing January 24, 2008 at current prime rate minus 281 basis points floating, currently 3.69%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $1,902,900 and to pledge $44,906,728 of its real estate mortgage loans to the FHLB as collateral as of September 30, 2005.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letter of credits, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit were $125,925,924 and $102,617,680 as of September 30, 2005 and 2004, respectively. Standby letters of credit outstanding were $10,029,239 and $6,877,706 as of September 30, 2005 and 2004, respectively.

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
The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2004 to September 30, 2005. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine-months ended September 30, 2005, compared to the same period in 2004. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Corporate Overview
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982 (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Bank of Commerce Mortgage, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust, and Bank of Commerce Holdings Trust II. During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). $5 million of the issuance will qualify as Tier 1 capital under Federal Reserve Board guidelines. $5 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes.

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
On March 14, 2005, the Board of Directors declared a $0.06 cent per share quarterly dividend payable to shareholders of record as of March 31, 2005 payable on April 8, 2005. On June 22, 2005, the Board of Directors declared a $0.06 cent per share quarterly dividend payable to shareholders of record as of June 30, 2005, payable on July 8, 2005. On September 20, 2005, the Board of Directors declared a $0.06 cent per share quarterly dividend payable to shareholders of record as of September 30, 2005, payable on October 7, 2005.
On August 26, 2005, the Company received approval from the Federal Deposit Insurance Corporation to open a branch in the Yuba City market. The branch will be entitled “Sutter Bank of Commerce, a division of Redding Bank of Commerce.” A lease has been secured for 950 Tharp Road, Suite 800, Yuba City, California 95992. The office is scheduled to open during the first quarter of 2006.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), and conducts a general commercial banking business in the counties of El Dorado, Placer, Yuba, Sutter, Shasta, and Sacramento, California. Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Products such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We define risks to include not only credit, market and liquidity risk — the traditional concerns for financial institutions — but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the heading of “Risk Management”.
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
Financial Highlights — Results of Operations
Net income for the third quarter of 2005 totaled $1,560,000 an increase of 23.1% from the $1,267,000 reported for the same quarterly period of 2004. On the same basis, diluted earnings per common share for the third quarter of 2005 were $0.18, compared to $0.15 for the same period of 2004. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2005 were 1.31% and 17.75%, respectively, compared with 1.21% and 15.11%, respectively, for the third quarter of 2004.
Net income for the nine-month period ended September 30, 2005 totaled $4,407,000, an increase of 24.5% over net income reported for the same nine-month period ended September 30, 2004. On the same basis, diluted earnings per common share for the nine-months ended September 30, 2005 was $0.50, compared to $0.42 for the same nine-month period in 2004. ROA was 1.28% and ROE was 18.50% for the first nine-months of 2005 compared with 1.17% and 14.71%, respectively, for the same nine-month period of 2004.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2005 was $5.13 million compared with $4.27 million for the same period in 2004 an increase of 20.1%. Net interest income for the nine-months ended September 30, 2005 was $14.84 million compared with $12.28 million for the same nine-month period in 2004, an increase of 20.9%.
Average earning assets for the nine-months ended September 30, 2005 increased $61.0 million or 16.5% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $39.4 million or 13.4% on average compared with the prior year period. Average securities increased $15.2 million or 22.4 % over the prior period. Overall, the yield on earning assets increased to 6.19% for the nine-month period compared to 5.47% for the same period in the prior year. The increase is primarily due to increased loan production and rising interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Average interest-bearing liabilities for the nine-months ended September 30, 2005 increased $43.3 million or 14.9% compared with the prior year period. Of this increase, $15.1 million was in core deposit growth (interest-bearing demand, money market and savings accounts), generally the least expensive deposit categories. Certificates of deposit also increased by $10.2 million, or 7.4%. Non-interest bearing demand deposits increased by $9.2 million or 13.2% over the prior nine-month period. Average Federal Home Loan Bank borrowings increased $17.9 million compared with the prior year period. The Company’s strategy is to replace higher costing funding sources (certificates of deposit) with increases in core deposits and borrowings to supplement loan growth and to leverage into securities to improve the spread in the margin. Borrowings are kept short and repaid as core deposit growth increases.
The overall cost of interest-bearing liabilities for the first nine-months 2005 was 2.08% compared with 1.36% for the first nine-months of 2004, an increase of 72 basis points. The increase was primarily a result of increasing deposit costs.
The net effect of the changes discussed above resulted in an increase of $2,561,000 or 20.9% in net interest income for the nine-month period ended September 30, 2005 from the same period in 2004. Net interest margin increased 17 basis points to 4.58% from 4.41% for the same period a year ago.
Liquidity
The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of our customers, withdrawals of our depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.
The Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks and federal funds sold, asset liquidity is supported by debt securities in the available for sale security portfolio and wholesale lines of credit with the Federal Home Loan Bank and borrowing lines with other financial institutions. Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. During 2004, the Company formed an Internal ALCO Roundtable that meets on an every two to four-week basis to monitor economic conditions and establish strategies to maintain and increase the net interest margin while monitoring appropriate liquidity levels.
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2005, the Company had overnight investments of $8.6 million and available lines of credit of at the Federal Home Loan bank of approximately $82.0 million, and two federal funds borrowing lines with correspondent banks of $15.0 million.
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
Total shareholder equity increased from December 31, 2004 by $3.2 million to $38.4 million at September 30, 2005. The increase was a result of earnings of $4.4 million, $766,000 from exercises of stock options, including tax benefits, dividend payouts of $1.5 million and a decrease in accumulated other comprehensive income of approximately $468,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2005	Capital	Ratio	Requirement	Requirement

The Company Leverage	$49,238,000	10.05%	n/a	4.0%
Tier 1 Risk-Based	49,238,000	12.36%	n/a	4.0%
Total Risk-Based	53,489,548	13.43%	n/a	8.0%

Redding Bank of Commerce Leverage	$48,397,051	10.14%	5.0%	4.0%
Tier 1 Risk-Based	48,397,051	12.15%	6.0%	4.0%
Total Risk-Based	52,648,600	13.22%	10.00%	8.0%

Short term borrowings
The Bank actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2005, all of the bank’s FHLB advances were fixed term borrowings without call or put option features, two fixed rate and one floating rate tied to prime.
At September 30, 2005, the Bank had $35 million in FHLB advances outstanding at an average rate of 3.12% compared to $30 million at an average rate of 1.30% at September 30, 2004.
Provision for loan losses
The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan and lease losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document.
Provision for loan losses of $442,000 were provided for the nine-months ended September 30, 2005 compared with $420,000 for the same period of 2004. Redding Bank of Commerce’s allowance for loan losses was 1.23% of total loans at September 30, 2005 and 1.20% at September 30, 2004, while its ratio of non-performing assets to total assets was 0.44% at September 30, 2005, compared to 0.98% at September 30, 2004. Year-to-date net charge-offs of $56,950 compared to net charge-offs of $363,384 in the same period last year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Critical Accounting Policies
The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.
Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2004 Annual report on Form 10-K. Not all of significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K require management to make difficult, subjective or complex judgments or estimates.
Preparation of financial statements
The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances.
Use of estimates
These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of contingencies and commitments. Actual results may differ from these estimates under different assumptions or conditions.
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
Allowance for Loan and Lease Losses (“ALLL”)
The Allowance for loan losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) SFAS No.5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses be accrued on impaired loans based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company performs periodic and systematic detailed evaluations of its lending portfolio to identify and estimate the inherent risks and assess the overall collectibility. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).

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
Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced. The reduction in the Company’s net income had compensation costs been determined in accordance with FAS No. 123 would have been $147,000 and $112,000 for the nine-months ended September 30, 2005 and 2004, respectively. There would have been $0.01 per share decrease in diluted earnings per share in 2005 and $0.02 per share decrease in 2004.
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

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

		Nine Months Ended		Nine Months Ended
		September 30, 2005		September 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$332,476	$17,393	6.98%	$293,101	$13,416	6.10%
Tax-exempt Securities	9,235	230	3.32%	6,604	171	3.45%
US Government Securities	73,162	2,026	3.69%	61,106	1,549	3.38%
Federal Funds Sold	16,818	385	3.05%	10,324	90	1.16%
Other Securities	488	16	4.37%	0	7	0.00%

Average Earning Assets	$432,179	$20,050	6.19%	$371,135	$15,233	5.47%

Cash & Due From Banks	$15,211			$17,935
Bank Premises	5,543			5,718
Allowance for Loan and Lease Losses	(4,091)			(3,789)
Other Assets	11,188			10,981

Average Total Assets	$460,030			$401,980

Interest Bearing Liabilities
Demand Interest Bearing	$112,259	$688	0.82%	$99,796	$314	0.42%
Savings Deposits	25,884	127	0.65%	23,176	79	0.45%
Certificates of Deposit	147,834	3,051	2.75%	137,621	2,106	2.04%
Borrowings	47,682	1,342	3.75%	29,785	453

						2.03%

	333,659	$5,208	2.08%	290,378	$2,952	1.36%

Non interest Demand	79,612			70,373
Other Liabilities	15,003			9,140
Stockholder Equity	31,756			32,089

Average Liabilities and Stockholders’ Equity	$460,030			$401,980

Net Interest Income and Net Interest Margin		$14,842	4.58%		$12,281	4.41%

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

Table 2.	Analysis of Changes in Net Interest Income

	September 30, 2005	over	September 30, 2004
(Dollars in thousands)	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$2,699	$1,278	$3,977
Tax-exempt Securities	63	(4)	59
US Government Securities	382	95	477
Federal Funds Sold	197	98	295
Other Securities	9	0	9

Total Increase (Decrease)	$3,350	$1,467	$4,817

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$176	$198	$374
Savings Deposits	25	23	48
Certificates of Deposit	456	489	945
Borrowings	632	257	889

Total Increase (Decrease)	$1,289	$967	$2,256

Net Increase	$2,061	$500	$2,561

Net interest income was $14.84 million for the first nine-months of 2005 compared with $12.28 million for the same period in 2004 (Tables 1 and 2). The increase in net interest income is primarily related to the volume increases of earning assets, coupled with a rising interest rate environment.
Average earning assets for the first nine-months of 2005 were $432.2 million compared with $371.1 million for the same period in 2004, an increase of $61.0 million or 16.5%. Portfolio loans is the single largest component of earning assets and average portfolio loans increased $39.4 million or 13.4% over the same period in 2004. Average securities increased $15.2 million or 22.4% over the prior period.
While the average volume of earning assets increased, the average yield increased to 6.19% in 2005 from 5.47% in 2004. The increase is primarily due to increased loan production coupled with a higher interest rate environment.
Partially offsetting the increase in yield on earning assets was the increase in the cost of interest bearing liabilities to 2.08% in 2005 compared to 1.36% in 2004. The increase was primarily due to increases in the rate paid on deposit liabilities and borrowing costs.
As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) increased to 4.58% for the nine-months ended September 30, 2005 compared with 4.41% for the same period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Noninterest income

Service charges on deposit accounts	$98	$133	$303	$358
Payroll and benefit processing fees	81	81	264	260
Earnings on cash surrender value - Bank owned insurance	52	52	156	160
Net (loss) gain on sale of securities available-for-sale	0	0	(2)	0
Net gain on sale of loans	23	2	91	38
Merchant credit card service income, net	91	139	268	330
Mortgage brokerage fee income	85	64	242	112
Other Income	85	102	283	304

Total Noninterest income	$515	$573	$1,605	$1,562

Noninterest income decreased $58,000 or 10.1% for the quarter ended September 30, 2005 over the same quarter ended September 30, 2004. The decrease relates to decreased service charges on business deposit accounts largely offset by an increase in the earnings rate on analysis fees. Merchant credit card service income decreased by $48,000 or 34.5% related to a reduction in processing.
Noninterest income increased $43,000 or 2.8% for the nine-months ended September 30, 2005 over September 30, 2004. The increase for the nine-month period is primarily related to the increased volume of mortgage brokerage activities and related fee income.
Noninterest Expense
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Noninterest Expense

Salaries and related benefits	$1,750	$1,500	$5,088	$4,261
Occupancy and equipment expense	437	395	1,173	1,127
FDIC insurance premium	11	11	36	36
Data processing fees	71	69	209	185
Professional service fees	199	177	577	619
Deferred compensation expense	85	71	234	207
Stationery and Supplies	40	48	159	156
Directors’ expense	45	67	188	225
Postage	30	25	84	73
Business Development	38	18	83	51
Telephone	35	35	111	95
Payroll processing expense	24	18	86	28
Off balance sheet provisions	89	0	89	0
Other expenses	241	207	785	682

Total Noninterest expense	$3,095	$2,641	$8,902	$7,745

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest expense for the quarter ended September 30, 2005 was $3.1 million, an increase of $454,000 or 17.2% over the same period a year ago. Salaries and employee benefits increased $250,000 or 16.7% over the same period a year ago. Professional service expense increased $22,000 or 12.4% for the quarter ended September 30, 2005 over the quarter ended September 30, 2004. Professional service expense consists of assessments, audit expenses, legal expenses and other outside services. Off balance sheet loan provisions are allocated to cover increases in unfunded lines of credit and outstanding letters of credit.
Non-interest expense for the nine-months ended September 30, 2005 was $8.9 million, an increase of $1,157,000 or 14.9% over the same nine-month period a year ago. The most significant increase is in salaries and employee benefits of $827,000 or 19.4% over the same nine-month period a year ago and represents staffing increases to support volume increases.
Income Taxes
The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Income Taxes	2005	2004	2005	2004
Tax provision	$897	$803	$2,696	$2,138
Effective tax rate	36.5%	38.8%	38.0%	37.7%
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
Income tax expense through the third quarter 2005 was $2,696,000 as compared to $2,138,000 through the third quarter period in 2004. The increase in tax expense is attributed to increased income for the period.

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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:
(Dollars in thousands)

Portfolio Loans	September 30, 2005	December 31, 2004

Commercial and financial	$115,220	$105,545
Real estate—construction	82,911	77,439
Real estate—commercial	144,628	135,260
Real estate—mortgage	3,093	4,423
Installment	237	300
Other loans	517	353
Less:
Net deferred loan fees	(351)	(653)
Allowance for loan losses	(4,251)	(3,866)

Total net loans	$342,004	$318,801

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
Net portfolio loans have increased $23.2 million or 7.3% at September 30, 2005 over $318.8 million at December 31, 2004. The current mix of the portfolio remains relatively consistent with the mix at December 31, 2004, with commercial and financial loans of approximately 34%, real estate construction of 24% and commercial real estate at 42%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $1,502,462 and $2,383,000 in impaired loans that had impairment allowances of $472,264 and $867,590 as of September 30, 2005 and December 31, 2004, respectively.
The Bank’s allowance for loan and lease losses was 1.23% of total loans at September 30, 2005 and 1.20% at September 30, 2004, while its ratio of non-performing assets to total assets was 0.44% at September 30, 2005, compared to 0.98% at September 30, 2004. Year-to-date net charge-offs of $56,950 compared to net charge-offs of $363,384 in the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:
(Dollars in thousands)

Non—performing assets	September 30, 2005	December 31, 2004

Non-accrual loans	$1,502	$2,383
90 days past due and still accruing interest	0	0

	1,502	2,383
Other Real Estate Owned	0	0

Total non-performing assets	$1,502	$2,383

Allowance for Loan and Lease Losses (ALLL)
The allowance for loan and lease losses is management’s estimate of the amount of probable loan losses in the loan portfolio. The Company determines the allowance for loan and lease losses based on an ongoing evaluation. The evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio.
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
An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s loan risk evaluation process, which includes loan risk grading individual commercial, construction, commercial real estate and most consumer loans. Loans are assigned loan risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, loan documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis; or as management becomes aware of information affecting the borrower’s ability to fulfill its obligations. Loan risk grades carry a dollar weighted risk percentage.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
     The following table summarizes the activity in the ALLL reserves for the periods indicated.
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
Allowance for Loan Losses	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Beginning balance for Loan Losses	$4,148	$3,618	$3,866	$3,675
Provision for Loan Losses	88	131	442	420
Charge offs:
Commercial	(3)	(18)	(80)	(367)
Real Estate	(0)	(0)	0	0
Other	(0)	(0)	0	0

Total Charge offs	(3)	(18)	(80)	(367)

Recoveries:
Commercial	18	1	23	4
Real Estate	0	0	0	0

Total Recoveries	18	1	23	4

Ending Balance	$4,251	$3,732	$4,251	$3,732
ALLL to total loans	1.23%	1.20%	1.23%	1.20%
Net Charge offs to average loans	0.02%	0.12%	0.02%	0.12%

Available-for-Sale Securities Portfolio
The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements, and the relative mix of cash on hand. Our available-for-sale securities portfolio includes both debt and marketable equity securities. We hold debt securities available-for-sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high-quality federal government and agency debt securities. At September 30, 2005, we held $87.8 million of debt securities available-for-sale, compared with $76.0 million at December 31, 2004, with a net unrealized loss of $1,271,000 and $524,000 for the same periods. In addition, we held $10.3 million of marketable equity securities available for sale at September 30, 2005, and $6.5 million at December 31, 2004, with a net unrealized loss of $91,000 and $42,000 for the same periods.
The weighted-average expected maturity of debt securities available-for-sale was 3.5 years at September 30, 2005. Since 44% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.
Total available-for-sale securities increased $15.6 million or 19.0% since December 31, 2004. For the nine-months ended September 30, 2005, there were thirty-two purchases totaling $42.4 million, maturities and principal payments totaling $20.0 million. Purchases to the portfolio were primarily in the U.S. Government Agency and Mortgage Back sectors.
As of September 30, 2005, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $6.5 million for deposits of public funds and approximately $20.5 million for collateralized repurchase agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
     The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of September 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$44,772	$1	$(583)	$44,190
Obligations of state and political subdivisions	6,351	39	(123)	6,267
Mortgage backed securities	44,306	0	(689)	43,617
Corporate bonds	4,040	0	(7)	4,033

Total	$99,469	$40	$(1,402)	$98,107

(Dollars in thousands)	as of December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$34,013	$14	$(436)	$33,591
Obligations of state and political subdivisions	6,517	60	(102)	6,475
Mortgage backed securities	42,479	42	(144)	42,377

Total	$83,009	$116	$(682)	$82,443

Economic factors may affect market pricing over the stated maturity of the security. The Company recognizes an impairment charge when the decline in the fair value of its investments below the cost basis is judged to be other than temporary. As of September 30, 2005 sixty securities were in a loss position. The Company has determined the loss position to be temporary and no impairment charges have occurred. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AAA on the overall portfolio. The Company believes it has the ability to hold available-for-sale securities to maturity.

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
At September 30, 2005, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $602,000 and $1,205,000, respectively. A similar and opposite result would result attributable to a 100 or 200 basis point increase in the federal funds rate. At December 31, 2004, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,379,000 and $2,638,000, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.

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
Form 8-K dated October 28, 2005, announcement of third quarter earnings
Form 8-K dated October 27, 2005, Standard Form of Agreement between Owner and Contractor AIA Document
Form 8-K dated September 23, 2005 Sutter lease agreement
Form 8-K dated September 21, 2005 announcing third quarter dividend
Form 8-K dated August 16, 2005 announcing application for Sutter Bank of Commerce
Form 8-K dated July 29, 2005 announcement of placement of Trust Preferred Securities
Form 8-K dated July 22, 2005 announcement of second quarter earnings
SIGNATURES
     Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK OF COMMERCE HOLDINGS
(Registrant)

Date: November 10, 2005
/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer