Form 10-K
period 2005-12-31
Bank of Commerce Holdings
filed 2006-03-06
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 — Commission File Number 0-25135
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
Registrant’s telephone number, including area code: (530) 224-3333
(None)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value per share	NASDAQ National Market
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of the (last day of the second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was ($Market value) based on the (closing sale price) (average bid and asked price) as reported on the NASDQ National Market (National Association of Securities Dealers Automated Quotation System National Market System).
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at February 28, 2006
Common Stock, No par value per share	8,662,896
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III
To be held May 16, 2006 (Proxy Statement)

Bank of Commerce Holdings Form 10-K

Documents Incorporated By Reference
Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Shareholders. The 2006 Annual Meeting of Shareholders will be held on Tuesday, May 16, 2006.

PART I
Item 1. BUSINESS
General
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982 (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Bank of Commerce Mortgage, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Bank of Commerce Holdings Trust. During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2005 was 7.45%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). $5 million of the issuance will qualify as Tier 1 capital under Federal Reserve Board guidelines. $5 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.115%.
The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. The Internet addresses of the Company are www.reddingbankofcommerce.com, www.rosevillebankofcommerce.com and www.sutterbankofcommerce.com. Additionally, reports may be obtained through the Securities and Exchange Commission’s website at www.sec.gov.
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

On March 18, 2004, RBC Mortgage Services, a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, and manage the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage pays ten percent of gross premiums earned to BWC Mortgage Services. On July 1, 2004, Bank of Commerce Mortgage relocated to its permanent location at 1024 Mistletoe Lane, Redding, California.
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
On August 26, 2005, the Company received approval from the Federal Deposit Insurance Corporation to open a branch in the Yuba City market. The branch will be entitled “Sutter Bank of Commerce, a division of Redding Bank of Commerce.” A lease has been secured for 950 Tharp Road, Suite 800, Yuba City, California. The office is scheduled to open during the first quarter of 2006.
The Company plans to build an Administrative and Information Technology center during 2006. The building will be approximately 12,000 square feet and will be built on property already owned by the Company. The budget for the building is approximately $3.7 million.
Primary Market Areas
The Bank is principally supervised and regulated by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company operates in two distinct markets. Redding Bank of Commerce has historically been the leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market, the location of Roseville Bank of Commerce, a division of Redding Bank of Commerce. Management believes that the two markets complement each other, with the Redding market providing the stability and the greater Sacramento and Yuba Sutter markets providing growth opportunities.
Products and Services
Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Products such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing services. The Bank currently does not offer trust services or international banking services. The services offered by the Mortgage Company include single and multi-family residential new financing, refinancing and equity lines of credit.
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

The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank. The Mortgage Company provides residential real estate new financing, refinancing and equity lines of credit, 100% sold in the secondary market. See “-Risk Factors That May Affect Results-Dependence on Real Estate.” A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts the following as collateral for loans real estate: listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory.
The commercial loan portfolio of the Bank consists of a mix of revolving credit facilities and intermediate term loans. The loans are generally made for working capital, asset acquisition, business-expansion purposes, and are generally secured by a lien on the borrowers’ assets. The Bank also makes unsecured loans to borrowers who meet the Bank’s underwriting criteria for such loans. The Bank manages its commercial loan portfolio by monitoring its borrowers’ payment performance and their respective financial condition and makes periodic and appropriate adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The primary sources of repayment of the commercial loans of the Bank are the borrower’s conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor and/or the liquidation of collateral are usually identified as a secondary source of repayment.
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
The real estate construction loan portfolio of the Bank consists of a mix of commercial and residential construction loans, which are principally secured by the underlying projects. The real estate construction loans of the Bank are predominately made for projects, which are intended to be owner occupied. The Bank also makes real estate construction loans for speculative projects. The principal sources of repayment of the Bank’s construction loans are sale of the underlying collateral or permanent financing provided by the Bank or another lending source. The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower’s equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns.
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
As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
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
State Regulation and Supervision
The Bank is a California chartered bank insured by the Federal Deposit Insurance Corporation (the “FDIC”), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FDIC. As a non-member of the Federal Reserve System, the primary federal regulator of the Holding Company is the Federal Reserve Board. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Bank is subject to certain regulations of the FRB dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).
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
As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

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
Recently Enacted Accounting Rules
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
On March 30, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 was issued to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. Management believes that the adoption of this rule will not have a material impact on the Company’s results of operations or financial condition.
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
On August 11, 2005, the FASB issued a revised Exposure Draft, Accounting for Transfers of Financial Assets. The proposed statement seeks to clarify the derecognition requirements for financial assets that were developed initially in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and revised in Statement 140, and to change and simplify the initial measurement of interest related to transferred financial assets held by a transferor. The proposed changes principally apply to securitizations and loan participations.

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
Employees
As of February 1, 2006, the Company employed 125 full-time equivalent employees. Of these employees, 29 were employed in the Roseville market and 87 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

ITEM 1A.
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
Dependence on Real Estate
At December 31, 2005, approximately 68% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California. See “-Economic Conditions and Geographic Concentration”.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At December 31, 2005, commercial real estate and construction loans comprised approximately 39% and 29%, respectively, of the total loans in the portfolio of the Company. At December 31, 2005, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “-Economic Conditions and Geographic Concentration”.
Risks Specific to Operations in California
Our operations are located entirely in the State of California, which in recent years has experienced economic disruptions that are unique to the state. The fiscal and political uncertainty surrounding the state government’s financial condition, for example may have a material adverse effect on our customer’s businesses or on our business, financial condition and results of operations.

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
Potential Volatility of Deposits
At December 31, 2005, time certificates of deposit in excess of $100,000 represented approximately 25% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $53.0 million of the $95.6 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2005, approximately 68% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.

Reliance on Key Employees and Others
As of February 1, 2006, the Company employed 125 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to two of its officers with regard to a salary continuation plan.
Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was approximately $4.3 million, or 1.17% of total loans at December 31, 2005. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the DFI in this regard during the first quarter of 2005. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL).”
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
Shares Eligible for Future Sale
As of February 28, 2006, the Company had 8,662,896 shares of Common Stock outstanding, of which 5,712,008 shares are eligible for sale in the public market without restriction and 2,950,888 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 608,316 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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
During 2006 the Company intends to build an Administrative and Information Technology center on property already owned adjacent to the Churn Creek office. The budget for this project is approximately $3.7 million.
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
Dilution
The Company has issued options to purchase shares of the Company’s common stock at prices equal to 85% to 100% of the fair market value of the Company’s Common Stock on the date of grant. As of December 31, 2005, the Company had outstanding options to purchase an aggregate of 608,316 shares of Common Stock at exercise prices ranging from $2.75 to $11.59 per share, or a weighted average exercise price per share of $5.20. To the extent such options are exercised, stockholders of the Company will experience dilution.
ITEM 1(b). UNRESOLVED STAFF COMMENTS
None to report.

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
The Company’s Roseville Bank of Commerce at Eureka office is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring on August 1, 2011. The Company’s Roseville Bank of Commerce at Sunrise office is a free standing building with approximately 4,982 square feet of space located at 6950 Sunrise Boulevard, Citrus Heights, California. The Company subleases the space from Wells Fargo Bank expiring on March 5, 2009.
The Company’s Mortgage division is located in a free standing building with approximately 2,500 square fee located at 1024 Mistletoe Lane, Redding, California 96002. The Company subleases the space expiring on July 1, 2009.
The Company’s Sutter division is located in a free standing building with approximately 4,904 square feet located at 950 Tharp Road, Suite 800, Yuba City, California 95993. The Company leases the space from Mr. David Lanza expiring on November 1, 2010 with the option to purchase.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the quarter ended December 31, 2005 to a vote of the Company’s security holders.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The principal market on which the Common Stock is traded is the NASDAQ National Market. The Common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2005	$12.35	$9.00	107,051
June 30, 2005	$13.07	$9.35	95,929
September 30, 2005	$12.00	$9.58	156,528
December 31, 2005	$10.90	$10.10	95,224

March 31, 2004	$9.97	$8.12	165,741
June 30, 2004	$11.63	$9.42	63,972
September 30, 2004	$17.31	$11.25	339,007
December 31, 2004	$13.06	$10.51	108,119
We believe there were approximately 676 stockholders of the Company’s common stock as of December 31, 2005, including those held in street name, and the market price on that date was $10.10 per share. As of December 31, 2005 there were 270 registered stockholders.
During 2005, the Board of Directors approved a quarterly cash dividend program. Cash dividends of $0.06, $0.06 and $0.06 per share was paid on April 8, 2005, July 8, 2005 and October 7, 2005, respectively, to stockholders of record as of March 31, 2005, June 30, 2005 and September 30, 2005, respectively. On October 22, 2004 and 2003, a cash dividend of $0.23 and $0.22, respectively, per share was paid to stockholders of record as of October 01, 2004 and 2003 respectively. The Company currently expects to pay cash dividends at this rate in the future, but the Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board (“FRB”) generally prohibits a financial holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a financial holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.
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

Equity Compensation Plan Information
The following chart sets forth information for the fiscal year ended December 31, 2005, regarding equity based compensation plans of the Company.

Number of securities
remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a)).
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	608,316	$5.20	124,740
Equity compensation plans not approved by security holders	None	None	None

Total	608,316	$5.20	124,740

During 2005, the Company did not conduct any unregistered offerings or sales of its securities, nor did it repurchase any of its outstanding securities.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below for the five years ended December 31, 2005, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)	2005	2004	2003	2002	2001
Statements of Income
Total Interest Income	$27,864	$20,996	$19,279	$18,565	$20,216
Net Interest Income	$20,238	$16,887	$14,694	$12,517	$11,190
Provision for Loan Losses	$448	$554	$515	$620	$255
Total Noninterest Income	$2,124	$2,196	$2,150	$2,091	$2,823
Total Noninterest Expense	$11,748	$10,620	$9,660	$8,267	$7,143
Total Revenues	$29,988	$23,192	$21,429	$20,656	$23,039
Net Income	$6,278	$4,978	$4,183	$3,696	$4,274

Balance Sheets
Total Assets	$511,644	$438,545	$401,158	$367,434	$318,686
Total Net Loans	$363,305	$318,801	$278,204	$280,351	$216,960
Allowance for Loan Losses	$4,316	$3,866	$3,675	$3,529	$2,916
Total Deposits	$372,116	$352,878	$327,539	$314,447	$281,436
Stockholders’ Equity	$39,138	$35,283	$30,511	$27,667	$27,240

Performance Ratios [1]
Return on Average Assets [2]	1.34%	1.22%	1.10%	1.09%	1.49%
Return on Average Stockholders’ Equity [3]	18.35%	18.18%	15.20%	13.92%	15.43%
Dividend Payout	35.74%	39.29%	42.09%	46.57%	41.94%
Average Equity to Average Assets	9.43%	7.91%	7.21%	7.83%	9.67%
Tier 1 Risk-Based Capital-Bank [4]	12.08%	10.80%	10.77%	9.14%	10.93%
Total Risk-Based Capital-Bank	13.11%	11.88%	12.02%	10.19%	12.18%
Net Interest Margin [5]	4.59%	4.45%	4.22%	4.06%	4.24%
Average Earning Assets to Total Average Assets	94.04%	92.62%	91.26%	90.90%	92.15%
Nonperforming Assets to Total Assets [6]	0.08%	0.54%	1.16%	.10%	.11%
Net Charge-offs to Average Loans	.00%	.12%	.13%	.01%	.02%
Allowance for Loan Losses to Total Loans	1.17%	1.20%	1.30%	1.26%	1.35%
Nonperforming Loans to Allowance for Loan Losses	9.15%	61.64%	126.34%	0.20%	11.97%
Efficiency Ratio [7]	52.54%	55.65%	59.15%	56.59%	50.97%

Share Data
Average Common Shares Outstanding — basic	8,600	8,283	8,033	8,013	8,109
Average Common Shares Outstanding — diluted	8,845	8,703	8,327	8,604	8,568
Book Value Per Common Share	$4.52	$4.27	$3.80	$3.45	$3.36
Basic Earnings Per Common Share	$0.73	$0.60	$0.52	$0.46	$0.51
Diluted Earnings Per Common Share	$0.71	$0.57	$0.50	$0.43	$0.48
Cash Dividends Per Common Share [8]	$0.26	$0.23	$0.22	$0.22	$0.22

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average stockholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on pages 37-38.

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

[8]	Cash dividends declared during the current fiscal year

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
Executive Overview
Our Company was established to make a profitable return while serving the financial needs of the business and professional communities of our markets. We are in the financial services business, and no line of financial services is beyond our charter as long as it serves the needs of businesses and professionals in our communities. The mission of our Company is to provide its stockholders with a safe and profitable return on their investment over the long term. Management will attempt to minimize risk to our stockholders by making prudent business decisions, maintaining adequate levels of capital and reserves, and maintaining effective communications with stockholders.
Our Company’s most valuable asset is its customers. We will consider their needs first when we design our products. High-quality customer service is an important mission of our Company, and how well we accomplish this mission will have a direct influence on our profitability. For the past two years we have followed a disciplined organic growth strategy, pursuing growth by attracting more customers and expanding our relationships with our existing customer base.
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
The Company’s long term success rests on the shoulders of the leadership team to effectively enhance the performance of the Company. As a financial services company, we are in the business of taking risk. Whether we are successful depends largely upon whether we take the right risks and get paid appropriately for the risks we take. Our governance structure enables us to manage all major aspects of the Company’s business effectively through an integrated process that includes financial, strategic, risk and leadership planning.
We define risks to include not only credit, market and liquidity risk — the traditional concerns for financial institutions — but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company.

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
•	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.

•	The Credit Round Table Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions.

•	The Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process.

•	The ALCO Round Table Committee establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts.

•	The SOX 404 Compliance Team has established the master plan for full documentation of the Companies internal controls and compliance with the Sarbanes-Oxley Act, Section 404.
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
Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 3.51 years.
Liquidity is generated from liabilities through deposit growth and short-term borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives. Internal deposit growth provided approximately $19,238,000 and borrowings provided approximately $40,882,000 of liquidity.
The Company also had available correspondent banking lines of credit through correspondent relationships totaling approximately $20,000,000 and available secured borrowing lines of approximately $62,018,000 with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Company’s operations.
The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $120.6 million or 23.6% of total assets at December 31, 2005, $101.7 million or 23.2% of total assets at December 31, 2004 and $102.2 million or 25.5% of total assets at December 31, 2003. In 2005, the Holding Company’s primary source of funding was exercises of stock options and Trust Preferred financing. The Holding Company expects to receive dividends from the Bank in 2006. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)
To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. Gross capital expenditures for 2005 were approximately $235,000 for replacement of furniture and equipment, technological enhancements and in progress purchases. The Company expects that the earnings of the Company, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2006.
Short term borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity. At December 31, 2005, the Company’s FHLB long-term advances were variable rate tied to prime index minus a spread, fixed term borrowings without call or put option features. At December 31, 2005 the Company’s FHLB short-term advance was a fixed rate, fixed term borrowing without call or put features. At December 2005, the Company had $55 million in FHLB advances outstanding compared to $35 million at December 31, 2004.

	2005	2004	2003

Securities sold under agreements to repurchase with weighted average interest rates of 3.19%, 0.15% and 0.20% at December 31, 2005, 2004 and 2003, respectively	$22,885,658	$2,003,712	$3,748,797

Federal Home Loan Bank borrowings with weighted average interest rates of 4.17%, 2.56% and 1.16% at December 31, 2005, 2004 and 2003, respectively	55,000,000	35,000,000	30,000,000

Total short term borrowings	$77,885,658	$37,003,712	$33,748,797

	2005	2004	2003
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$24,308,869	$10,238,525	$5,497,582
Average balance during the year	17,812,885	2,164,067	3,899,800
Weighted average interest rate during year	2.42%	2.44%	2.45%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$55,000,000	$35,000,000	$30,000,000
Average Balance during the year	34,032,738	28,715,847	14,820,597
Weighted average interest rate during year	3.37%	1.53%	1.49%

Credit Risk Management
Credit risk arises from the inability of a customer to meet its repayment obligations. Credit risk exists in our outstanding loans, letters of credit and unfunded loan commitments. We manage credit risk based on the risk profile of the borrower, repayment sources and the nature of underlying collateral given current events and conditions.
Commercial portfolio credit risk management
Commercial credit risk management begins with an assessment of the credit risk profile of the individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each commercial credit is assigned a risk grade and is subject to approval based on existing credit approval standards. Risk grading is a factor in determining the adequacy of the allowance for loan and lease losses. Credit decisions are determined by Credit Administration to certain limitations and approvals from the Loan Committee above certain limitations. Credit risk is continuously monitored by Credit Administration for possible adjustment if there has been a change in the borrower’s ability to perform under its obligations. Additionally, we manage the size of our credit exposure through loan sales and loan participation agreements.
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
The Company manages its credit risk associated with real estate construction lending by establishing a loan-to-value ratio on projects on an as-completed basis, inspecting project status in advance of disbursements, and matching maturities with expected completion dates. Generally, the Company requires a loan-to-value ratio of not more than 80% on single family residential construction loans.
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
An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s credit risk evaluation process, which includes credit risk grading individual, commercial, construction, commercial real estate, and consumer loans. Loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.
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

We make provisions to the ALLL on a regular basis through charges to operations that are reflected in our consolidated statements of income as provision expense for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require the Company to provide additions to the allowance based on their judgement of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provisions for possible loan losses in future periods. The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.
     Years Ended December 31,

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003	2002	2001

Beginning Balance:	$3,866	$3,675	$3,529	$2,916	$2,710

Provision for loan losses	448	554	515	620	255
Charge-offs:
Commercial & Financial	(83)	(367)	(379)	(8)	(191)
Real Estate	(0)	(0)	(0)	(18)	(345)
Other	(10)	(1)	(1)	(0)	(0)

Total Charge-offs	(93)	(368)	(380)	(26)	(536)

Recoveries:
Commercial & Financial	93	2	11	19	35
Real Estate	0	0	0	0	452
Other	2	3	0	0	0

Total Recoveries	95	5	11	19	487

Net Charge-offs	2	(363)	(369)	(7)	(49)

Ending Balance	$4,316	$3,866	$3,675	$3,529	$2,916

Allowance for loan losses to total loans	1.17%	1.20%	1.30%	1.26%	1.35%

Net Charge-offs to average loans	.00%	.12%	.13%	.01%	.02%

The provisions for loan and lease losses decreased to $448,000 for 2005 versus $554,000 in 2004. Net recoveries were approximately $2,000 compared to charge-offs of approximately $363,000 in 2004. Actual and future results of the allowance provisions and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.
Allocation of Allowance for Loan and Lease Losses by product type:

	Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002		Dec. 30, 2001
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Balance at end of period applicable to:
Commercial and Financial	$1,900	30.76%	$2,087	32.64%	$2,315	37.01%	$2,047	34.84%	$1,691	34.96%
Commercial Real Estate	$1,375	41.11%	$1,149	41.83%	$878	36.46%	$952	43.67%	$787	37.68%
Construction and Development	$936	27.57%	$588	23.95%	$456	23.64%	$494	14.29%	$408	20.60%
Consumer Loans	$28	0.53%	$23	0.21%	$20	0.16%	$20	0.25%	$16	0.20%
Other Loans	$0	0.00%	$0	0.00%	$0	0.22%	$0	0.23%	$0	0.33%
Unallocated	$77	0.03%	$19	1.37%	$6	2.51%	$16	6.72%	$14	6.23%

Total Allowance for loan and lease losses	$4,316	100.00%	$3,866	100.00%	$3,675	100.00%	$3,529	100.00%	$2,916	100.00%

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
Securities Portfolio
The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. The Company classifies its securities as “available-for-sale” or “held-to-maturity” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of stockholders’ equity. Gain or loss on sale of securities is based on the specific identification method. Securities held-to-maturity at December 31, 2005, 2004 and 2003 consisted of municipal and mortgage-backed securities with an amortized cost of $6,932,652, $448,753 million and $1.4 million, respectively. At December 31, 2005, $760,427 had a contractual maturity of over ten years and a weighted-average yield of 7.35%.
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
Stock-Based Compensation
The Company uses the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. The Company applies Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. The fair value of options granted is determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 32.36%, a risk-fee interest rate of 3.92% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.24 per share per year, an annual dividend rate of 2.49%, an assumed forfeiture rate of zero and an expected life of seven years.
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
Financial Highlights — Results of Operations
The following discussion and analysis provides a comparison of the results of operations for 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes.
Key Financial Ratios

	2005	2004	2003	2002	2001

Profitability
Return on average assets	1.34%	1.22%	1.10%	1.09%	1.49%
Return on average equity	18.35%	18.18%	15.20%	13.92%	15.43%
Average earning assets to total average assets	94.04%	92.62%	91.26%	90.90%	92.15%
Interest Margin
Net interest margin	4.59%	4.45%	4.22%	4.06%	4.24%
Asset Quality
Allowance for loan losses to total loans	1.17%	1.20%	1.30%	1.26%	1.35%
Nonperforming assets to total assets	0.08%	0.54%	1.16%	0.10%	0.11%
Net charge-offs to average loans	0.00%	0.12%	0.13%	0.01%	0.02%
Liquidity
Loans to deposits	97.63%	90.34%	84.94%	89.16%	77.09%
Liquidity ratio	23.57%	23.23%	25.49%	18.32%	25.69%
Capital
Tier 1 risk-based capital — Bank	12.08%	10.80%	10.77%	9.14%	10.93%
Total risk-based capital — Bank	13.11%	11.88%	12.02%	10.19%	12.18%
Efficiency
Efficiency ratio	52.54%	55.65%	59.15%	56.59%	50.97%

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
The Company reported net income of $6.28 million for the year ended December 31, 2005, representing an increase of approximately $1.3 million or 26.1%, over net income of $4.98 million for the year ended December 31, 2004. The primary factors contributing to the increase in net income includes an increase of $3.4 million or 19.8% improvement in net interest income coupled with loan growth of $44.5 million or 13.9% in volume. Increases in the net interest margin are primarily attributed to increases in the volume of earning assets coupled with a rising interest rate environment.
The Company’s provision for loan losses decreased to $448,000 in 2005 from $554,000 in 2004. Growth in the portfolio was the principal factor for current period provisions. Non performing assets as a percentage of total assets decreased to 0.08% compared with 0.54% in 2004. This key ratio coupled with a net charge-off ratio of zero for the year is representative of the quality inherent in the loan portfolio.
Return on average assets (ROA) was 1.34% and return on average common equity (ROE) was 18.35% in 2005 compared with 1.22% and 18.18% respectively in 2004, directly related to the increase in net income. Diluted earnings per share for 2005 and 2004 were $0.71 and $0.57, respectively, an increase of 24.6% in 2005 over 2004. The Company’s average total assets increased to $468.8 million in 2005 or 14.45% from $409.6 million in 2004. Deposits grew by $19.2 million or 5.5% primarily in core deposits (checking and savings accounts). Net loans grew by $44.5 million or 14.0%.
Yields on portfolio loans increased 94 basis points to 7.14% compared to 6.20% in 2004. The yield increase, coupled with the volume of loan growth represents the most significant increase in net interest margin over the prior year. Yields on all earning assets increased 78 basis points to 6.32% compared to 5.54% in 2004. Likewise, funding costs increased 87 basis points to 2.24% compared with 1.37% in 2004, primarily related to wholesale borrowing expense.
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
The Company’s provision for loan losses increased to $554,000 in 2004 from $515,000 in 2003. Growth in the portfolio was the principal factor for current period provisions.
Return on average assets (ROA) was 1.22% and return on average common equity (ROE) was 18.18% in 2004 compared with 1.10% and 15.20% respectively in 2003, directly related to the increase in net income. Diluted earnings per share for 2004 and 2003 were $0.58 and $0.50, respectively, an increase of 16.0% in 2004 over 2003. The Company’s average total assets increased to $409.6 million in 2004 or 7.3% from $381.6 million in 2003. As a result of the continuing expansion of the Company’s Roseville Bank of Commerce, average deposits grew by $12.6 million or 4.4% primarily in the business demand sector, further enhancing the cost of funds. Average net loans grew by $12.8 million or 4.5%.
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
Net interest income increased to $20.2 million in 2005 versus $16.9 million in 2004 and $14.7 million in 2003, representing a 19.8% increase in 2005 over 2004, and a 15.0% increase in 2004 over 2003. The average balance of total earning assets increased to $440.8 million in 2005 compared to $379.3 million in 2004 or 16.2% over 2004.
Yields on portfolio loans increased 94 basis points to 7.14% compared to 6.20% in 2004. The yield increase, coupled with the volume of loan growth represents the most significant increase in net interest margin over the prior year. Yields on all earning assets increased 78 basis points to 6.32% compared to 5.54% in 2004. Likewise, funding costs increased 87 basis points to 2.24% compared with 1.37% in 2004, primarily related to wholesale borrowing expense.
The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The Company’s net interest margin was 4.59% in 2005 and 4.45% in 2004. The combined effect of increasing the volume of earning assets and repricing deposit liabilities resulted in an increase of $3.4 million or 19.8% in net interest income for the year ended December 31, 2005 over 2004.
The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

(Dollars in thousands)	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets
Portfolio loans	$337,284	$24,070	7.14%	$297,679	$18,445	6.20%	$284,841	$17,655	6.20%
Tax-exempt securities	9,966	332	3.33%	6,582	226	3.43%	3,832	140	3.65%
US government securities	35,779	1,272	3.56%	28,220	781	2.77%	21,650	567	2.62%
Mortgage backed securities	41,181	1,639	3.98%	36,159	1,394	3.86%	20,139	724	3.60%
Federal funds sold	15,225	491	3.22%	10,304	143	1.39%	17,833	193	1.08%
Other securities	1,384	60	4.34%	382	7	1.83%	0	0	0.00%

Average Earning Assets	$440,819	$27,864	6.32%	$379,326	$20,996	5.54%	$348,295	$19,279	5.54%

Cash & due from banks	15,208			17,351			21,817
Bank premises and fixed assets	5,563			5,373			5,538
Other assets	7,172			7,519			5,998

Average Total Assets	$468,762			$409,569			$381,648

Interest Bearing Liabilities
Interest bearing demand	$112,236	$939	0.84%	$101,884	$430	0.42%	$94,677	$464	0.49%
Savings deposits	26,542	183	0.69%	23,384	104	0.44%	22,483	133	0.59%
Certificates of deposit	149,204	4,331	2.90%	138,434	2,876	2.08%	146,152	3,571	2.44%
Other borrowings	51,934	2,174	4.19%	35,880	699	1.95%	18,720	417	2.23%

Average Interest Liabilities	$339,916	7,627	2.24%	299,582	4,109	1.37%	282,032	4,585	1.63%

Noninterest bearing Demand	80,219			73,163			62,957
Other liabilities	4,417			4,440			4,145
Stockholders’ equity	44,210			32,384			32,514

Average Liabilities and Stockholders’ equity	$468,762			$409,569			$381,648

Net Interest Income and Net Interest Margin		$20,237	4.59%		$16,887	4.45%		$14,694	4.22%

Interest income on loans includes fee income of approximately $556,000, $687,000 and $586,000 for the years ended December 31, 2005, 2004, and 2003 respectively. The Company’s average total assets increased to $468.8 million in 2005 to $409.6 million in 2004 and $381.6 million in 2003, representing a 14.5% increase 2005 over 2004 and a 7.3% increase 2004 over 2003.
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
Analysis of Changes in Net Interest Income
Years ended December 31,

(Dollars in thousands)	2005 over 2004			2004 over 2003
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease) In Interest Income:
Portfolio loans	$2,826	$2,799	$5,625	$801	$(11)	$790
Tax-exempt securities	113	(7)	106	94	(8)	86
US government securities	269	222	491	182	32	214
Mortgage backed securities	200	45	245	619	51	670
Federal funds sold	159	189	348	(105)	55	(50)
Other securities	43	10	53	7	0	7

Total Increase (Decrease)	3,610	3,258	6,868	1,598	119	1,717

(Decrease) Increase In Interest Expense:
Interest bearing demand	87	422	509	30	(64)	(34)
Savings accounts	22	57	79	4	(33)	(29)
Certificates of deposit	313	1,142	1,455	(165)	(530)	(695)
Other borrowings	672	803	1,475	335	(53)	282

Total (Decrease) Increase	1,094	2,424	3,518	204	(680)	(476)

Net (Decrease) Increase	$2,516	$834	$3,350	$1,394	$799	$2,193

Noninterest Income
     The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Noninterest income:
Service charges on deposit accounts	$394	$476	$348
Payroll and benefit processing fees	357	343	331
Earnings on cash surrender- Bank owned life insurance	209	259	233
Net realized gain on sale of securities available-for-sale	(2)	0	88
Net gain on sale of loans	146	95	101
Merchant credit card service income, net	346	434	408
Mortgage brokerage fee income	249	186	251
Other income	425	403	390

Total Noninterest income	$2,124	$2,196	$2,150

The Company’s noninterest income consists of payroll and benefit processing fees, processing fees for merchants who accept credit card payments for goods and services, service charge on deposit accounts, mortgage servicing fees and other service fees. For the year ended December 31, 2005, non-interest income represented 7.1% of the Company’s revenues (interest income plus noninterest income) versus 9.5% in 2004 and 10.0% in 2003.
Service charges on deposit accounts decreased $82,000 or 17.3% over 2004 reflective of higher earning allowances towards analysis fees. Mortgage brokerage fee income increased $63,000 or 33.9% in 2005 compared to 2004 due to increased production. There was one sale of securities available-for-sale during the year netting a loss of approximately $2,000. Gain on sale of loans increased $51,000 or 53.7% due to increased volumes of loan sales. Total noninterest income in 2005 was $2.1 million compared to $2.2 million in 2004 and $2.2 million in 2003.
Noninterest Expense
     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Salaries & related benefits	$6,884	$5,938	$5,451
Occupancy & equipment expense	1,572	1,534	1,471
FDIC insurance premium	49	48	49
Data processing fees	303	254	217
Professional service fees	649	803	654
Payroll processing fees	111	0	0
Deferred compensation expense	321	281	256
Stationery & supplies	241	208	219
Postage	104	97	103
Directors’ expenses	220	267	241
Other expenses	1,295	1,190	999

Total Noninterest expense	$11,749	$10,620	$9,660

Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses. The increase in operating expense for 2005 over 2004 is primarily due to salaries and benefits reflective of the growth in assets in both the Redding and Roseville markets. Professional service fees decreased $154,000 or 19.2% in 2005 over 2004 due to reduced legal expenses related to the NASDAQ filing in 2004. Payroll processing fees, a new expense in 2005 represents web-based computer enhancements to the payroll servicing product.

Noninterest expense for 2005 increased to $11.7 million compared to $10.6 million for 2004 and $9.7 million in 2003, representing an increase of $1,128,000 or 10.6% in 2005, and $960,000 or 9.94% in 2004.
Income Taxes
The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. Increases and decreases in the provision for taxes reflect changes in the Company’s income before taxes.
     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2005	2004	2003

Income tax provision	$3,887	$2,931	$2,487
Effective tax rate	38.2%	37.1%	37.3%

Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, Tehama and Yuba counties, California, and the location of the Bank’s four full services branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although The Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.
     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	As of December 31,

	2005	%	2004	%	2003	%	2002	%	2001	%

Commercial & financial	$115,401	31.36%	$105,545	32.64%	$104,509	37.01%	$99,084	34.84%	$76,913	34.96%
Real Estate-construction	$105,094	28.56%	77,439	23.95%	66,741	23.64%	40,662	14.29%	45,331	20.60%
Real Estate-commercial	$142,992	38.86%	135,260	41.83%	102,953	36.46%	124,210	43.67%	82,892	37.68%
Real Estate- mortgage	$3,669	1.00%	4,423	1.37%	7,086	2.51%	19,126	6.72%	13,725	6.23%
Installment	$439	0.12%	300	0.10%	451	0.16%	720	0.25%	440	0.20%
Other loans	$446	0.10%	353	0.11%	632	0.22%	662	0.23%	709	0.33%

Gross Loans	$368,041	100.00%	323,320	100.00%	282,372	100.00%	284,464	100.00%	220,010	100.00%

Less:
Deferred loan fees and costs	420		653		494		584		134
Allowance for Loan losses	4,316		3,866		3,675		3,529		2,916

Net Loans	$363,305		$318,801		$278,203		$280,351		$216,960

Net portfolio loans increased $44.5 million or 14.0%, to $363.3 million at December 31, 2005 over $318.8 million at December 31, 2004 primarily due to increased activity in construction and the commercial real estate sector. During 2005, commercial and financial loans increased $9.8 million or 9.3% while the real estate related portfolio increased $34.7 million or 16.0%. The portfolio mix shifted towards construction real estate in comparison to 2004, with real estate construction of 28.6%, commercial real estate at 38.9% and commercial and financial loans of approximately 31.9%. The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured.

Nonperforming Assets
The following table sets forth a summary of the Company’s nonperforming loans and other assets as of the dates indicated:

(Dollars in thousands)	As of December 31,
	2005	2004	2003	2002	2001

Nonaccrual loans	$372	$2,383	$3,931	$0	$59
90 days past due and still accruing interest	0	0	712	7	290

Total nonperforming loans	372	2,383	4,643	7	349

Other real estate owned	0	0	0	338	0

Total nonperforming assets	$372	$2,383	$4,643	$345	$349

Management believes that the Company’s loan portfolio is sound and performing well. Nonaccrual loans were decreased by $2.0 million or 84.4% during the year. The Company’s OREO remained at $0 during 2005 and 2004.
Loan Maturity Schedule
The following table sets forth the maturity distribution of the Company’s commercial, real estate and other loans outstanding as of December 31, 2005, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
(Dollars in thousands)	Within One Year	through Five Years	After Five Years	Total

Commercial & financial	$46,999	$54,630	$13,772	$115,401
Real Estate — construction	101,188	3,565	341	105,094
Real Estate — commercial	124,671	8,116	10,205	142,992
Real Estate — mortgage	732	214	2,723	3,669
Installment loans	439	0	0	439
Other loans	447	0	0	447

Total gross loans	$274,476	$66,525	$27,041	$368,042

Loans due after one year with:
Fixed Rates		$18,281	$20,318	$38,599
Variable Rates		48,244	6,723	54,967

Total		$66,525	$27,041	$93,566

Available-for-sale securities
The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2005. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			Over One through		Over Five through		Over
	Within One		Five		Ten		Ten
(Dollars in thousands)	Year		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$5,501	2.70%	$35,296	4.08%	$2,997	4.02%	$0	0.00%	$43,794	3.93%
Obligations of state and political subdivisions	71	1.35%	1,209	2.30%	3,363	3.62%	1,705	3.57%	6,348	3.34%
Mortgage backed securities	0	0.00%	2,953	3.34%	14,277	4.05%	24,788	4.34%	42,018	4.28%
Corporate and other bonds	2,046	4.25%	2,000	4.48%	0	0.00%	0	0.00%	4,046	4.36%
Bankers Acceptances	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	$7,618	2.83%	$41,458	4.00%	$20,637	3.97%	$26,493	4.30%	$96,206	4.00%

Deposit Structure
The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of the Company’s average daily balances for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2005		2004		2003
	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$84,070	0.67%	$75,154	0.30%	$52,508	0.31%
Savings	26,542	0.69%	23,384	0.44%	22,483	0.59%
Money market accounts	28,166	1.32%	26,730	0.76%	42,169	0.74%
Certificates of deposit	149,204	2.96%	138,434	2.08%	146,152	2.44%
Other borrowings	51,934	3.04%	35,880	1.95%	18,720	2.23%

Interest bearing deposits	339,916		299,582		282,032
Noninterest bearing deposits	80,219		73,163		62,957

Total	$420,135		$372,745		$344,989

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2005:
Deposit Maturity Schedule

(Dollars in thousands)	2005

Three months or less	$42,826
Three through six months	21,589
Six through twelve months	21,589
Over twelve months	9,897

Total	$95,901

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 are presented in the table.

			Well	Minimum
		Actual	Capitalized	Capital
December 31, 2005	Capital	Ratio	Requirement	Requirement
The Company Leverage	$50,427,990	10.19%	n/a	4.0%
Tier 1 Risk-Based	50,427,990	12.05%	n/a	4.0%
Total Risk-Based	54,744,369	13.09%	n/a	8.0%

Redding Bank of Commerce Leverage	$50,530,699	10.22%	5.0%	4.0%
Tier 1 Risk-Based	50,530,699	12.08%	6.0%	4.0%
Total Risk-Based	54,841,378	13.11%	10.00%	8.0%

The Company paid a quarterly cash dividend of $0.06, $0.06 and $0.06 on April 8, 2005, July 8, 2005 and October 7, 2005, respectively, to stockholders of record as of March 31, 2005, June 30, 2005 and September 30, 2005, respectively. The fourth quarter dividend of $0.08 per share is payable to shareholders of record as of December 31, 2005 to be paid on January 6, 2006.
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
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2005 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.
          An analysis of the activity in related party loans consists of the following:

	December 31,
	2005	2004
Balance at beginning of year	$3,622,750	$4,123,712
New loan additions	11,318	541,097
Other additions	0	0
Principal repayments	(1,779,317)	(1,042,059)

Balance at end of year	$1,854,751	$3,622,750

Impact of Inflation
Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2005 on the financial statements have not been material.
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

	December 31,
	2005	2004
Off-balance sheet commitments:
Commitments to extend credit	$159,485,594	$128,837,320
Standby letters of credit	9,771,080	7,064,798
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
Commitments and Contingent Liabilities
The Company has certain financial commitments. Future financial commitments are outlined below:
(Dollars in thousands)

		Less than			More than 5
Contractual Obligations	Total	One Year	1 -3 Years	3 – 5 Years	years
Trust Preferred obligation	$15,310	—	—	—	$15,310
FHLB Borrowings	$55,000	$30,000	$25,000	—	—
Operating lease obligations	$3,139	$0	$1,541	$1,026	$572
Repurchase Agreements	$22,886	$22,886	—	—	—
Time Certificates of Deposit	$149,256	$69,230	$79,630	$396	—

Total	$245,591	$122,116	$106,171	$1,422	$15,882

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our Asset Liability Management (“ALM”) process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the ALM process.
Interest rate risk represents the most significant market risk exposure to our financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rates risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Lending and deposit taking create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever changing market conditions is mitigated using the ALM process. The Company does not operate a trading account, currently does not hold any financial derivatives and does not hold a position with exposure to foreign currency exchange or commodities. The Company faces market risk through interest rate volatility.
The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Company has an Asset/Liability Management Committee (“ALCO”) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The internal ALCO Roundtable group maintains a net interest income forecast using different rate scenarios utilizing a simulation model. This group updates the net interest income forecast for changing assumptions and differing outlooks based on economic and market conditions.
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 200 to - 200 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
The formal policies and practices adopted by the Company to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 200 basis points. Because of the Company’s predisposition to variable rate, pricing and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company’s net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company’s net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Company is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. At December 31, 2005 the Company remained positioned for future rising interest rates and curve flattening.

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2005, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $1,480,382 and $3,139,893, respectively, compared with $1,379,244 and $2,638,008 at December 31, 2004, respectively. A similar and opposite result is attributable to a 100 or 200 basis point increase in the federal fund rate. The ALCO has established a policy limitation to interest rate risk of -14% of net interest margin and -12% of the present value of equity.
The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.
The following table sets forth, as of December 31, 2005, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)	At December 31, 2005
	Within 3	3 Months to	One Year to
	Months	One Year	Five Years	Over Five Years	Total

Interest-Earning Assets

Held-to-maturity securities	$130	$—	$1,882	$4,921	$6,933
Available-for-sale securities	2,900	10,366	47,469	33,279	94,014
Federal funds sold	9,120	—	—	—	9,120
Loans, net	283,022	30,653	46,399	3,232	363,306

Total Interest-earning Assets	$295,172	$41,019	$95,750	$41,432	$473,373

Interest-Bearing Liabilities
Demand – Interest bearing	$—	15,201	$62,420	$31,480	$109,101
Savings Accounts	—	—	16,524	11,016	27,540
Certificates of deposit	87,667	48,680	12,879	30	149,256
Repurchase Agreements	22,886	—	—	—	22,886
Other borrowings	8,333	22,917	23,750	—	55,000

Total Interest-bearing Liabilities	$118,886	$86,798	$115,573	$42,526	$363,783

GAP in dollars	$176,286	($45,779)	($19,823)	($1,094)	$109,590
Cumulative GAP in dollars		$130,507	$110,684	$109,590
As a percentage of earning assets:
GAP Ratio	2.48	0.47	0.83	0.97	1.30
Cumulative GAP Ratio	2.48	-1.12	-0.21	-0.03

Gap as % of Earning Assets	37.24%	-9.67%	-4.19%	-0.23%	23.15%
Cumulative Gap as % of Earning Assets	37.24%	27.57%	23.38%	23.15%	23.15%

Demand Deposits	$39,414	$946	$27,472	$18,387	$86,219

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
We have audited the accompanying consolidated balance sheet of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2005 and December 31, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Stockton, California
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Directors of
Bank of Commerce Holdings:
We have audited the consolidated statements of income, stockholders’ equity, and cash flows of Bank of Commerce Holdings (formerly Redding Bancorp) and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Bank of Commerce Holdings and subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
San Francisco, California
February 24, 2004
(February 24, 2005 as to the effects of the stock split described in Note 2)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$17,435,887	$13,120,951
Federal funds sold and securities purchased under agreements to resell	9,120,000	6,120,000

Cash and cash equivalents	26,555,887	19,240,951
Securities available-for-sale (including pledged collateral of $50,102,000 at December 31, 2005 and $35,345,000 at December 31, 2004)	94,014,027	82,443,193
Securities held-to-maturity, at cost (estimated fair value of $6,881,172 at December 31 2005 and $487,092 at December 31, 2004)	6,932,652	448,753
Loans, net of the allowance for loan and lease losses of $4,316,379 at December 31, 2005 and $3,866,498 at December 31, 2004	363,305,161	318,800,587
Bank premises and equipment, net	5,630,684	5,484,196
Other assets	15,205,234	12,127,127

TOTAL ASSETS	$511,643,645	$438,544,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$86,219,092	$82,262,500
Demand — interest bearing	109,100,520	108,644,844
Savings accounts	27,539,918	23,471,100
Certificates of deposit	149,256,239	138,499,839

Total Deposits	372,115,769	352,878,283

Securities sold under agreements to repurchase	22,885,658	2,003,712
Federal Home Loan Bank borrowings	55,000,000	35,000,000
Other liabilities	7,194,315	8,379,475
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,310,000	5,000,000

Total liabilities	472,505,742	403,261,470

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, no par value; 10,000,000 shares authorized; 8,657,896 shares issued and outstanding in 2005 and 8,502,831 shares issued and outstanding in 2004	11,009,346	10,536,562

Retained earnings	29,418,643	25,079,522
Accumulated other comprehensive (loss) income, net of tax	(1,290,086)	(332,747)

Total stockholders’ equity	39,137,903	35,283,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$511,643,645	$438,544,807

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$24,069,980	$18,444,703	$17,655,479
Interest on tax-exempt securities	332,385	225,976	139,895
Interest on U.S. government securities	2,910,695	2,175,274	1,290,481
Interest on federal funds sold and securities purchased under agreement to resell	491,019	143,449	193,089
Interest on other securities	59,909	6,788	0

Total interest income	27,863,988	20,996,190	19,278,944

Interest expense:
Interest on demand deposits	938,532	429,699	463,708
Interest on savings deposits	182,994	103,670	132,758
Interest on certificates of deposit	4,331,468	2,876,236	3,570,686
Interest on FHLB and other borrowings	1,592,516	449,432	233,649
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	580,935	250,495	183,805

Total interest expense	7,626,445	4,109,532	4,584,606

Net interest income	20,237,543	16,886,658	14,694,338
Provision for loan and lease losses	447,700	554,000	515,000

Net interest income after provision for loan and lease losses	19,789,843	16,332,658	14,179,338

Noninterest income:
Service charges on deposit accounts	393,661	475,971	348,086
Payroll and benefit processing fees	356,957	343,086	331,492
Earnings on cash surrender value — Bank owned life insurance	209,322	258,539	233,094
Net (loss) gain on sale of securities available-for-sale	(1,537)	0	88,395
Net gain on sale of loans	145,594	94,878	101,005
Merchant credit card service income, net	345,721	433,822	407,945
Mortgage brokerage fee income	249,049	186,188	250,451
Other income	424,973	403,437	389,698

Total noninterest income	2,123,740	2,195,921	2,150,166

Noninterest expense:
Salaries and related benefits	6,883,754	5,938,672	5,450,874
Occupancy and equipment expense	1,572,458	1,534,490	1,470,722
FDIC insurance premium	48,659	47,843	49,431
Data processing fees	303,316	253,895	217,169
Professional service fees	648,871	802,742	653,698
Payroll processing fees	110,376	0	0
Deferred compensation expense	321,321	280,771	255,612
Stationery and supplies	241,144	208,102	219,473
Postage	104,439	96,780	102,650
Directors’ expenses	219,687	266,911	241,384
Other expenses	1,294,684	1,189,790	999,157

Total noninterest expense	11,748,709	10,619,996	9,660,170

Income before income taxes	10,164,874	7,908,583	6,669,334
Provision for income taxes	3,886,504	2,930,908	2,486,658

Net Income	$6,278,370	$4,977,675	$4,182,676

Basic earnings per share	$0.73	$0.60	$0.52

Weighted average shares — basic	8,600,270	8,282,588	8,033,484
Diluted earnings per share	$0.71	$0.57	$0.50

Weighted average shares — diluted	8,844,626	8,702,611	8,326,908
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income (Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at January 01, 2003		7,924,608	$8,714,767	$18,813,703	$138,660	$27,667,130

Comprehensive Income:
Net Income	4,182,676			4,182,676		4,182,676
Other Comprehensive Income, net of tax
Unrealized losses on securities, net of reclassification adjustment	(347,918)
Less: reclassification adjustment for gains included in net income, net of tax	(55,441)

Other Comprehensive Income	(403,359)				(403,359)	(403,359)

Total Comprehensive Income	$3,779,317

Cash dividends ($0.22 per share)				(1,760,239)		(1,760,239)
Compensation expense associated with stock options			22,404			22,404

Stock options exercised		205,566	621,452			621,452
Tax benefit on exercise of options				181,129		181,129

Balance at December 31, 2003		8,130,174	$9,358,623	$21,417,269	($264,699)	$30,511,193

Comprehensive Income:
Net Income	4,977,675			4,977,675		4,977,675

Other Comprehensive Income, net of tax Unrealized losses on securities, net of reclassification adjustment	(68,048)

Less: reclassification adjustment for gains included in net income, net of tax	(0)

Other Comprehensive Income	(68,048)				(68,048)	(68,048)

Total Comprehensive Income	$4,909,627

Cash dividends ($0.23 per share)				(1,955,584)		(1,955,584)

Compensation expense associated with stock options			3,856			3,856

Stock options exercised		372,657	1,174,083			1,174,083
Tax benefit on exercise of options				640,162		640,162

Balance at December 31, 2004		8,502,831	$10,536,562	$25,079,522	($332,747)	$35,283,337

(Continues)
See accompanying notes to the consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income(Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2004		8,502,831	$10,536,562	$25,079,522	($332,747)	$35,283,337

Comprehensive Income:
Net Income	6,278,370			6,278,370		6,278,370

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized losses on securities, net of reclassification adjustment	(956,436)

Less: reclassification adjustment for gains included in net income, net of tax	(903)

Other Comprehensive Income	(957,339)				(957,339)	(957,339)

Total Comprehensive Income	$5,321,031

Cash dividends ($0.26 per share)				(2,243,347)		(2,243,347)

Compensation expense associated with stock options			5,784			5,785
Stock options exercised		155,065	467,000			467,000
Tax benefit on exercise of options				304,098		304,097

Balance at December 31, 2005		8,657,896	$11,009,346	$29,418,643	($1,290,086)	$39,137,903

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,278,370	$4,977,675	$4,182,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	447,700	554,000	515,000
Provision for depreciation and amortization	564,779	610,997	691,859
Compensation expense associated with stock options	5,784	3,856	22,404
Loss (Gain) on sale of securities available-for-sale	1,537	0	(88,395)
Amortization of securities premiums and accretion of discounts, net	96,188	272,479	325,112
Gain on sale of loans	(145,594)	(94,878)	(101,005)
Gain on sale of fixed assets	(50)	(50)	(2,036)
Proceeds from sale of loans	3,645,594	1,664,878	1,193,689
Loans originated for sale	(3,500,000)	(1,570,000)	(1,092,684)
Deferred income taxes	(398,727)	(314,555)	(514,197)
Effect of changes in:
Other assets	(1,776,933)	1,912,172	(364,438)
Deferred loan fees	(232,565)	158,604	(89,540)
Other liabilities	(1,573,694)	4,699,608	479,422

Net cash provided by operating activities	3,412,389	12,874,786	5,157,867

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	23,560,650	32,797,174	20,115,204
Proceeds from sale of available-for-sale securities	141,270	0	15,244,634
Purchases of available-for-sale securities	(37,224,733)	(45,599,957)	(73,979,119)
Purchases of held-to-maturity securities	(6,540,000)	0	0
Maturities of held-to-maturity securities	50,569	948,022	1,025,791
Loan originations, net of principal repayments	(44,719,709)	(41,348,638)	1,721,867
Purchase of Bank premises and equipment, net	(711,217)	(282,354)	(1,017,857)

Net cash used in investing activities	(65,443,170)	(53,485,753)	(36,889,480)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	8,481,086	26,909,207	23,252,044
Net increase (decrease) in certificates of deposit	10,756,400	(1,569,567)	(10,160,051)
Increase (decrease) in securities sold under agreements to repurchase	20,881,946	(1,745,085)	44,412
Proceeds from Federal Home Loan Bank advances	88,000,000	95,000,000	55,000,000
Repayments of Federal Home Loan Bank advances	(68,000,000)	(90,000,000)	(43,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	10,310,000	0	5,000,000
Cash dividends	(1,550,715)	(1,955,584)	(1,760,239)
Equity transactions, net	467,000	1,174,083	802,582

Net cash provided by financing activities	69,345,717	27,813,054	29,178,748

Net increase (decrease) in cash and cash equivalents	7,314,936	(12,797,913)	(2,552,865)

Cash and cash equivalents at beginning of year	19,240,951	32,038,864	34,591,729

Cash and cash equivalents at end of year	$26,555,887	$19,240,951	$32,038,864

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (Continued)

	2005	2004	2003
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$3,755,000	$1,959,700	$2,258,200
Interest	$7,467,150	$4,083,048	$4,655,112
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1.	THE BUSINESS OF THE COMPANY
Bank of Commerce Holdings (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Bank of Commerce Holdings is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and Bank of Commerce Mortgage, (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust I and Bank of Commerce Holdings Trust II. Bank of Commerce Mortgage offers mortgage brokerage services through an affiliate agreement with BWC Mortgage Services, an affiliate of Bank of Walnut Creek. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding and Roseville, California, a suburb of the greater Sacramento metro area. A fifth office in the Yuba City, California market is scheduled to open in the first quarter of 2006.
The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, Tehama and Yuba, California. The Company considers California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing (“NOW”) and savings accounts, money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks and the Federal Reserve Bank, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.
Securities purchased under agreements to resell— The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist primarily of U.S. Treasury and Agency securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Company’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. In general, these agreements mature within 90 days and no material amount of agreements to resell securities purchased is outstanding with any individual dealer.
Securities — At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income(loss), a separate component of stockholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed other-than-temporary and the security is written down in the period in which such determination is made.
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
Allowance for Loan and Lease Losses — The allowance for loan and lease losses are established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The FDIC may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.
Bank Premises and Equipment — Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.
Securities Sold under Agreements to Repurchase — At December 31, 2005 and 2004, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government and Agency securities. These securities are held as collateral for non-FDIC insured deposits.
Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.
Goodwill and Other Intangibles — Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. In June 2001, the Company purchased a bank branch office. The Company recorded core deposit intangibles, which are being amortized over seven years by the straight-line method. Amortization expense for the year ended December 31, 2005, 2004 and 2003 was $106,800, $108,800 and $118,800, respectively. Estimated amortization expense for 2006, 2007, and 2008 is approximately $107,000 per year. Deposit retention, growth and activities are evaluated for impairment on an annual basis.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Earnings Per Share — Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the dilutive effect that could occur if the Company’s outstanding stock options were exercised and converted into common stock, net of estimated shares that could be reacquired with proceeds from the exercise of such options. Stock options are considered to be common stock equivalents. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31.

	2005	2004	2003

Basic EPS Calculation
Numerator (net income)	$6,278,370	$4,977,675	$4,182,676
Denominator (weighted average common shares outstanding)	8,600,270	8,282,588	8,033,484
Basic EPS	$0.73	$0.60	$0.52

Diluted EPS Calculation
Numerator (net income)	$6,278,370	$4,977,675	$4,182,676
Denominator:
Weighted average common shares outstanding	8,600,270	8,282,588	8,033,484
Diluted effect of stock options	244,356	420,023	293,424

Adjusted weighted average common shares outstanding	8,844,626	8,702,611	8,326,908

Diluted EPS	$0.71	$0.57	$0.50
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
Net income before option expense less compensation expense associated with stock options

	Year Ended December 31
	2005	2004	2003

Net income before option expense less compensation expense associated with stock options	$6,284,154	$4,981,531	$4,205,080
	(5,784)	(3,856)	(22,404)

Net income as reported	$6,278,370	$4,977,675	$4,182,676
Deduct:

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(306,870)	(149,639)	(77,803)

Pro forma net income	$5,971,500	$4,828,036	$4,104,873

Earnings per share:

Basic — as reported	$0.73	$0.60	$0.52

Basic — pro forma	$0.69	$0.58	$0.51

Diluted — as reported	$0.71	$0.57	$0.50

Diluted — pro forma	$0.68	$0.55	$0.49

In 2005, 2004 and 2003 there were no shares that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would be anti-dilutive. In December 2005 the Executive Compensation Committee of the Board of Directors approved the accelerated vesting of stock options issued in 2004 to purchase shares of common stock of Bank of Commerce Holdings. These options were previously awarded to officers and employees under its 1998 Stock Option Plan. By accelerating the vesting of these options the Company estimates that approximately $365,000 of future compensation expense, net of taxes, will be eliminated. Options to purchase 93,000 shares of the Company’s common stock, which would otherwise have vested from time to time over the next four years, became immediately exercisable as a result of the Executive Compensation Committee’s actions. The number of shares and exercise prices of the options subject to acceleration are unchanged. The remaining terms for each of the options granted remain the same. The decision to accelerate the vesting of these options, which the Company believes is in the best interests of its stockholders, was made primarily to reward a key group of Officers for contributions towards the financial success of the Company. This decision also reduces non-cash compensation expense that would have been recorded in its income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R (Share Based Payment).

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Comprehensive Income — Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders’ equity. The Company’s only source of other comprehensive income (loss) is unrealized gains and losses on securities available-for-sale. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose.
Operating Segments — Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company does not have reportable operating segments. In the years 2005, 2004 and 2003, the Company accounted for its operations as one operating segment.
Transfer of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company services, for others, loans and participation of loans that are sold of $3,522,609 and $4,550,992 as of December 31, 2005 and 2004, respectively.
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
The Company will adopt this statement on January 1, 2006 using the modified prospective transition method. The cumulative effect of initially applying this Statement, if any, will be recognized as of the required effective date. Under the modified prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Company will adopt the fair value based method of accounting for stock based employee compensation effective for financial statements after January 1, 2006.
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
On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (FAS 154), replacing APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior period financial statements for changes in accounting principle and corrections of errors. APB Opinion 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. Management will adopt the provisions of FAS 154 effective January 1, 2006.
On August 11, 2005, “The Financial Accounting Standards Board Issues Revised Exposure Draft on Accounting for Transfers of Financial Assets” —The Financial Accounting Standards Board issued a revised Exposure Draft, Accounting for Transfers of Financial Assets. The proposed statement seeks to clarify the derecognition requirements for financial assets that were developed initially in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and revised in Statement 140, and to change and simplify the initial measurement of interest related to transferred financial assets held by a transferor. The proposed changes principally apply to securitizations and loan participations.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
3.	RESTRICTIONS ON CASH AND DUE FROM BANKS
During 2004 the Bank implemented a deposit reclassification program which reduced required average reserve balances at the Federal Reserve Bank to zero. Previously the Bank was required to maintain average reserve balances with the Federal Reserve Bank. The Bank maintains compensating balances with its primary correspondent, which totaled $2,500,000 at December 31, 2005 and 2004.
4.	SECURITIES
The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$43,793,691	$0	$(894,167)	$42,899,524
Obligations of state and political subdivisions	6,347,437	30,213	(199,013)	6,178,637
Mortgage-backed securities	42,018,403	0	(1,093,908)	40,924,495
Corporate Bonds	4,047,030	0	(35,659)	4,011,371
	$96,206,561	$30,213	$(2,222,747)	$94,014,027

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$34,012,555	$14,897	$(436,410)	$33,591,042
Obligations of state and political subdivisions	6,517,077	59,603	(101,592)	6,475,088
Mortgage-backed securities	42,478,977	41,595	(143,509)	42,377,063

	$83,008,609	$116,095	$(681,511)	$82,443,193

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2005 and 2004 consist of the following:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$323,773	$38,339	$0	$344,328
Obligations of state and political Subdivisions	6,608,879	77	(72,112)	6,536,844

	$6,932,652	$38,416	($72,112)	$6,881,172

December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$448,753	$38,339	$0	$487,092

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
The amortized cost and estimated fair value of securities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$7,618,271	$7,540,720	$130,373	$130,239
Due after one year through five years	41,458,212	40,648,727	1,881,395	1,860,489
Due after five years through ten years	20,637,107	19,991,730	4,597,111	4,546,116
Due after ten years	26,492,971	25,832,850	323,773	344,328

	$96,206,561	$94,014,027	$6,932,652	$6,881,172

The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2005. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$27,810,886	($344,747)	$15,982,805	($549,420)	$43,793,691	($894,167)
Obligations of state and political subdivisions	$1,124,037	($22,971)	$4,226,173	($176,041)	$5,350,210	($199,013)
H-T-M Obligations of state and political subdivisions	$6,608,879	($72,112)	0	0	$6,608,879	($72,112)
Mortgage - backed securities	$33,439,557	($857,477)	$8,578,846	($236,432)	$42,018,403	($1,093,908)
Corporate Bonds	$4,047,030	($35,659)	0	0	$4,047,030	($35,659)
Total temporarily impaired securities	$73,030,389	($1,332,966)	$28,787,824	($961,893)	$101,818,213	($2,294,859)
Economic factors may affect market pricing over the stated maturity of the security. The unrealized losses associated with securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AA on the overall securities portfolio. A total of twenty US Treasury and Agency securities, nineteen municipal securities and thirteen mortgage-backed securities have been in an unrealized loss position for greater than 12 months. Management has evaluated each security in an unrealized loss position to determine if the impairment is other-than-temporary. Management has determined that no security is other than temporarily impaired. The unrealized losses are due to interest rate changes and the Company has the ability and intent to hold all securities with identified impairments to the earlier of the forecasted recovery or the maturity of the underlying security.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
At December 31, 2005, the Company has pledged book values of $1,000,000 in securities for treasury, tax and loan accounts, $6,216,000 for deposits of public funds, $22,886,000 for collateralized repurchase agreements, and $20,000,000 for Federal Home Loan borrowings.
Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $0 and $1,537 in 2005 and $0 and $0 in 2004. Gross unrealized gains and gross unrealized losses, respectively, on available-for-sale securities were $30,213 and $2,222,747 in 2005 and $116,095 and $681,511 in 2004. There were no gains or losses recognized in securities held-to-maturity in 2005, 2004 and 2003.
5.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Outstanding loan balances consist of the following:

	December 31,
	2005	2004
Commercial and financial loans	$115,400,728	$105,544,794
Real estate — construction loans	105,094,301	77,438,755
Real estate — commercial	142,992,349	135,260,186
Real estate — mortgage	3,669,353	4,423,104
Installment loans	439,044	300,337
Other	446,170	352,879

	368,041,945	323,320,055

Less:
Deferred loan fees, net	420,405	652,970
Allowance for loan and lease losses	4,316,379	3,866,498

	$363,305,161	$318,800,587

Included in total loans are nonaccrual loans of $372,479 and $2,382,886 at December 31, 2005 and 2004, respectively. If interest on nonaccrual loans at December 31, 2005 and 2004 had been accrued, such interest income would be $547 and $146,276 during the years ended December 31, 2005 and 2004, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank had outstanding balances of $328,067 and $3,214,492 in impaired loans that had impairment allowances of $291,723 and $869,590 as of December 31, 2005 and 2004, respectively.
The average outstanding balances of impaired loans were $1,748,956, $3,601,274 and $2,235,293, for the years ended December 31, 2005, 2004 and 2003 respectively. There was interest of $20,000, $0 and $0 recognized on impaired loans during the year ended December 31, 2005, 2004 and 2003, respectively.
The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer Sacramento, Sutter and Tehama counties, in California, and the location of the four full service offices of the Bank. Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At December 31, 2005 and 2004, the Company had pledged $44,251,812 and $44,982,725, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. An allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.
Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$3,866,498	$3,675,084	$3,528,968
Provision for loan losses	447,700	554,000	515,000
Loans charged off	(92,958)	(368,300)	(379,717)
Recoveries of loans previously charged off	95,139	5,714	10,833

Balance at end of year	$4,316,379	$3,866,498	$3,675,084

6.	BANK PREMISES AND EQUIPMENT
Bank premises and equipment consist of the following:

	Estimated	December 31,
	Lives	2005	2004

Land		$1,507,628	$1,507,628
Bank buildings	31.5 years	4,134,364	3,723,075
Furniture, fixtures and equipment	3 - 7 years	4,187,004	5,255,257

		9,828,996	10,485,960
Less accumulated depreciation		(4,619,257)	(5,056,342)

		5,209,739	5,429,618
Construction in progress		420,945	54,578

		$5,630,684	$5,484,196

Depreciation expense, included in net occupancy and equipment expense, is $564,779, $610,997, and $691,859 for the years ended December 31, 2005, 2004 and 2003, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
7.	OTHER ASSETS
Other assets consist of the following:

	December 31,
	2005	2004
Cash surrender value of bank owned life insurance policies	$4,977,147	$4,810,851
Deferred tax asset, net	3,752,268	2,683,763
Accrued interest on loans	1,794,294	1,495,967
Accrued interest on investment securities	748,225	474,451
Goldman Sachs Sweep account receivable	18,339	176,172
Federal Home Loan Bank Stock	2,585,000	1,678,300
Core Deposit Intangible, net of accumulated amortization of $508,136 and $401,336	261,009	367,809
Investment in junior subordinated debt payable to subsidiary grantor trust	310,000	0
Other	758,952	439,814

	$15,205,234	$12,127,127

8.	DEPOSITS
Time certificates of deposit of $100,000 or more totaled $95,901,445 and $83,514,897 at December 31, 2005 and 2004, respectively. Interest expense on such deposits was $2,813,533, $1,760,780 and $1,937,164 during 2005, 2004 and 2003, respectively. At December 31, 2005, the scheduled maturities for all time deposits are as follows:
Time Deposit Maturity Schedule

2006	$138,789,023
2007	9,090,610
2008	980,157
2009	396,449
2010	0
Thereafter	0

Total	$149,256,239
9.	OTHER LIABILITIES
Other liabilities consist of the following:

	December 31,
	2005	2004

Deferred compensation	$3,500,969	$3,161,765
Employee incentive payable	656,356	518,852
Accrued 401(k) match payable	36,729	35,000
Accrued interest payable	388,229	228,934
Reserve for off-balance sheet commitments	391,876	302,876
Investment purchase payable	0	3,320,384
Taxes payable	206,641	572,623
Dividend payable	692,632	0
Goldman Sachs Sweep account payable	784,031	0
Other	536,852	239,041

	$7,194,315	$8,379,475

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
10.	FEDERAL HOME LOAN BANK ADVANCES
Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $55,000,000 as of December 31, 2005 and $35,000,000 as of December 31, 2004. The FHLB advances bear fixed and floating rates of interest ranging from 4.33% to 4.43%. Interest is payable quarterly. FHLB advances due as follows: $5,000,000 maturing January 27, 2006 at 4.33%, $15,000,000 maturing October 31, 2006 at 4.36%, $10,000,000 maturing November 27, 2006 at 4.39%, $15,000,000 maturing November 30, 2007 and $10,000,000 maturing on January 24, 2008 at 4.43%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $2,585,000 at December 31, 2005 and to pledge $44,251,812 and $44,982,725 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2005 and 2004. At December 31, 2005 the Bank had available borrowing lines at the FHLB of $62,017,750 and additional federal fund borrowing lines at two correspondent banks totaling $15,000,000.
11.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUST
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2005 was 7.45%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.115%, until September 10, 2010 after which the rate will reset quarterly to equal LIBOR plus 1.58%. The Trust simultaneously issued $310,000 of the Trust’s common securities of beneficial interest to the Company.
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
12.	INCOME TAXES
Provision for income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$3,396,316	$2,571,071	$2,171,432
State	888,915	674,392	568,351

Total currently payable	4,285,231	3,245,463	2,739,783

Deferred:
Federal	(333,092)	(224,682)	(153,895)
State	(65,635)	(89,873)	(99,230)

Total deferred provision	(398,727)	(314,555)	(253,125)

Total provision for income taxes	$3,886,504	$2,930,908	$2,486,658

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income
	2005	2004	2003

Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	5.35	4.85	4.64
Tax-exempt interest	(1.01)	(0.91)	(0.67)
Other	(0.11)	(0.88)	(0.69)

	38.23%	37.06%	37.28%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Deferred tax assets:
State franchise taxes	$280,605	$174,456
Deferred compensation	1,569,835	1,417,735
Loan loss reserves	1,673,718	1,475,084
Net unrealized losses on securities available-for-sale	902,447	232,669
Other	235,839	227,384

Total deferred tax assets	4,662,444	3,527,328

Deferred tax liabilities:
Depreciation	(300,845)	(318,439)
Deferred loan origination costs	(395,547)	(333,658)
Deferred state taxes	(213,784)	(191,468)

Total deferred tax liabilities	(910,176)	(843,565)

Net deferred tax asset	$3,752,268	$2,683,763

13.	STOCK OPTION PLAN
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan.
The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.
The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options outstanding, December 31, 2002	1,237,332	$3.53

Granted	13,500	$6.75
Exercised	(205,566)	$3.03
Forfeited	(10,470)	$5.76
Options outstanding, December 31, 2003	1,034,796	$3.50

Granted	111,000	$10.63
Exercised	(372,665)	$3.15
Forfeited	(7,200)	$5.89
Options outstanding, December 31, 2004	765,931	$4.80

Granted	6,000	$10.90
Exercised	(155,065)	$3.02
Forfeited	(8,550)	$9.66
Options outstanding, December 31, 2005	608,316	$5.20

At December 31, 2005, 124,740 shares were available for future grants under the Plan. As of December 31, 2005, 2004 and 2003, respectively, 539,314, 572,488 and 916,536 shares respectively were available to be exercised. The weighted average option cost for December 31, 2005, 2004 and 2003, respectively, was $4.11, $7.74 and $14.31, respectively.
The Company uses the intrinsic value based method for measuring compensation cost related to the Plan. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. This cost is amortized on a straight-line basis over the vesting period of the options granted. Compensation cost related to the discount on non-qualified options as of December 31, 2005, 2004 and 2003 was $5,784, $3,856 and $22,404 respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
     Additional information regarding options outstanding as of December 31, 2005 is as follows:

		Weighted Avg.
Exercise		Remaining Contractual
Prices	Options Outstanding	Life (Years)	Options Exercisable

$2.75	269,600	2.3	269,600
$3.23	69,836	2.3	69,836
$5.42	29,250	5.4	23,400
$6.67	63,000	5.6	50,400
$7.30	55,130	6.5	33,078
$6.75	13,500	7.0	5,400
$10.72	7,500	8.4	7,500
$10.60	73,500	8.5	73,500
$10.76	3,000	8.9	3,000
$9.11	18,000	8.3	3,600
$11.59	3,500	9.4	0
$10.20	2,500	9.4	0

	608,316		539,314
The fair value of the options granted during 2005, 2004 and 2003, is estimated as $20,068, $364,769 and $28,142, respectively, on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 32.36%, 30.88% and 22.75%, respectively, risk-free interest rate of 3.92%, 3.62% and 3.27%, respectively, expected dividends of $0.24 per share per year for 2005 and $0.23 per share in 2004, annual dividend rate of 2.49%, 2.00% and 3.55%, assumed forfeiture rate of zero and an expected life of seven years.
There were 6,000 options granted in 2005, 111,000 options granted in 2004 and 13,500 options granted in 2003. The fair value per share of the 2005, 2004 and 2003 awards was $3.34, $3.29 and $2.22, respectively.
14.	CAPITAL STOCK
On August 24, 2001, the Board of Directors authorized a common stock repurchase of up to 5%, or approximately 425,000 shares, of the Company’s common stock on an annual basis for the next seven years. The number of shares is adjusted on an annual basis to coincide with new issues and forfeitures. No shares were repurchased during 2005, 2004 or 2003. Shares purchased are retired by a charge to common stock and retained earnings for the cost. To date, the Company has repurchased 1,423,311 shares at an average price of $6.84.
The Company paid a quarterly cash dividend of $0.06, $0.06 and $0.06 on April 8, 2005, July 8, 2005 and October 7, 2005, respectively, to stockholders of record as of March 31, 2005, June 30, 2005 and September 30, 2005, respectively. The fourth quarter dividend of $0.08 per share is payable to shareholders of record as of December 31, 2005 to be paid on January 6, 2006.

On October 22, 2004 and 2003, a cash dividend of $0.23 and $0.22 per share, respectively, was paid to shareholders of record as of October 1, 2004 and 2003. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2004, no preferred shares had been issued.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
15.	RETIREMENT BENEFITS

Profit Sharing Plan —In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $157,000, $134,570 and $120,000 for the years ended December 31, 2005, 2004 and 2003, respectively. No discretionary contributions were made in 2005, 2004 or 2003.

Salary Continuation Plan — In April 2002, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SCP plan additional benefits in the future in return for continued satisfactory performance by the executives. Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of twenty years; disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the Bank’s cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary. The assets of the SCP, under Internal Revenue Service Regulations, are the property of the Company and are available to the Company’s general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation expense under the salary continuation plan totaled $124,356 and $104,376 for 2005 and 2004, respectively. As of December 31, 2005 and 2004, the vested benefit payable was $488,085 and $339,099, respectively.

Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is fixed at 10% per the plan. Deferred compensation expense totaled $321,320 and $280,671 at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the vested benefit payable was $1,818,017 and $1,571,260, respectively.

16.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2005 and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
An analysis of the activity in related party loans consists of the following:

	December 31,
	2005	2004
Balance at beginning of year	$3,622,750	$4,123,712
New loan additions	11,318	541,097
Principal repayments	(1,779,317)	(1,042,059)

Balance at end of year	$1,854,751	$3,622,750

As of December 31, 2005 and 2004 there were no related party loans, which were past due or classified. At December 31, 2005 there was approximately $380,000 available in commitments to related party loans.
17.	COMMITMENTS AND CONTINGENCIES
Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2005 are below:

(Dollars in thousands)
2006	$479
2007	$513
2008	$550
2009	$590
2010	$436
Thereafter	$572

Total	$3,140

Rental expense for the years ended December 31, 2005, 2004 and 2003 was $466,061, $424,205 and $449,818, respectively.
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
The off-balance sheet credit risk exposure of the Company is the contractual amount of commitments to extend credit and stand-by letters of credit. The Company applies the same credit standards to these contracts as it uses for loans recorded on the balance sheet.

	December 31,
	2005	2004
Off-balance sheet commitments:
Commitments to extend credit	$159,485,594	$128,837,320
Standby letters of credit	9,771,080	7,064,798
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
The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2005 that the Company and the Bank met all capital adequacy requirements to which they are subject.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005:
Company
Leverage capital (to average assets)	$50,427,990	10.19%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	50,427,990	12.05%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	54,744,369	13.09%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$50,530,699	10.22%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	50,530,699	12.08%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	54,841,378	13.11%	33,468,760	8.00%	41,835,950	10.00%

At December 31, 2004:

Company
Leverage capital (to average assets)	$40,616,084	9.27%	$13,680,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	40,616,084	11.34%	11,818,412	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	44,482,582	12.42%	23,636,824	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$38,684,893	8.91%	$15,575,720	4.00%	$19,650,000	5.00%
Tier 1 capital (to risk-weighted assets)	38,684,893	10.80%	12,792,094	4.00%	19,188,141	6.00%
Total capital (to risk-weighted assets)	42,551,391	11.88%	25,584,187	8.00%	31,980,234	10.00%
The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2005, the maximum amount available for dividend distribution under this restriction was approximately $9,479,551.
The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2005 or 2004.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
Federal Home Loan Bank borrowings— The fair value of borrowed funds with maturities less than one year is based on carrying amounts.
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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
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
The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2005
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$26,555,887	$26,555,887
Securities		100,946,679	100,895,199
Loans, net		363,305,161	361,486,951
Accrued interest on loans		1,794,294	1,794,294
Accrued interest on securities		748,225	748,225
Financial Liabilities:
Demand and savings		$222,859,530	$222,859,530
Fixed rate certificates		120,699,610	120,659,339
Variable certificates		28,556,629	28,556,629
Accrued interest payable		388,229	388,229
Securities sold under agreements to repurchase		22,885,658	22,885,658
Federal Home Loan Borrowings		55,000,000	54,999,419
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,310,000	15,310,000

Off balance sheet financial instruments:
Commitments to extend credit	$159,485,594		$159,485,594
Standby letters of credit	9,771,080		9,771,080

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	December 31, 2004
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$19,240,951	$19,240,951
Securities		82,891,946	82,930,285
Loans, net		318,800,587	318,555,822
Accrued interest on loans		1,495,967	1,495,967
Accrued interest on securities		474,450	474,450
Financial Liabilities:
Demand and savings		$214,378,444	$214,378,444
Fixed rate certificates		131,311,824	131,291,349
Variable certificates		7,188,015	7,188,015
Accrued interest payable		228,934	228,934
Securities sold under agreements to repurchase		2,003,712	2,033,712
Federal Home Loan Borrowings		35,000,000	35,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		5,000,000	5,000,000

Off balance sheet financial instruments:
Commitments to extend credit	$128,837,320		$128,837,320
Standby letters of credit	7,064,798		7,064,798

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
20.	BANK OF COMMERCE HOLDINGS (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,
	2005	2004
Condensed Balance Sheets
Assets:
Cash	$361,485	$613,049
Time deposit with subsidiary	2,532,885	550,000

Cash and cash equivalents	2,894,370	1,163,049

Participation loans, net of allowance for loan and lease losses of $5,700	2,009,036	0
Investment in subsidiaries	50,260,520	39,093,279

Other assets	67,500	97,500

Total assets	$55,231,426	$40,353,828

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,310,000	5,000,000
Other liabilities	783,523	70,491

Stockholders’ equity	39,137,903	35,283,337

Total liabilities and stockholders’ equity	$55,231,426	$40,353,828

	Years Ended December 31,
	2005	2004	2003
Condensed Statements of Income
Income:
Interest on time deposit	$79,931	$13,852	$5,497
Dividend from subsidiary	514,307	1,955,584	1,760,239

	594,238	1,969,436	1,765,736
Expenses:	825,549	549,431	394,050

Income before income taxes and equity in undistributed net income of subsidiaries	(231,311)	1,420,005	1,371,686
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	(232,111)	1,419,205	1,370,886
Equity in undistributed net income of subsidiaries	6,510,481	3,558,470	2,811,790

Net income	$6,278,370	$4,977,675	$4,182,676

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Years Ended December 31,
Statements of Cash Flows	2005	2004	2003
Cash flows from operating activities:
Net income	$6,278,370	$4,977,675	4,182,676
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	5,700	0	0
Compensation associated with stock options	5,784	3,856	22,404
Effect of changes in:
Other Assets	30,000	197,667	(250,006)
Other Liabilities	20,399	0	0
Equity in undistributed net income of subsidiaries	(6,510,481)	(3,558,470)	(2,811,790)

Net cash provided by operating activities	(170,228)	1,620,728	1,143,284

Cash flows from investing activities:
Investment in subsidiary trust	(310,000)	0	(155,000)
Capital contribution to Bank	(5,000,000)	0	(5,000,000)
Participation loan purchased	(2,014,736)	0	0

Net cash used by investing activities	(7,324,736)	0	(5,155,000)

Cash flows from financing activities:
Equity transactions, net	467,000	1,174,083	802,582
Proceeds from unconsolidated subsidiary Grantor trust	10,310,000	0	5,000,000
Cash dividends	(1,550,715)	(1,955,584)	(1,760,239)

Net cash used by financing activities	9,226,285	(781,501)	4,042,343

Increase (decrease) in cash and cash equivalents	1,731,321	839,227	30,627

Cash and cash equivalents at beginning of year	1,163,049	323,822	293,195

Cash and cash equivalents at end of year	$2,894,370	$1,163,049	$323,822

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
22.	UNAUDITED QUARTERLY RESULTS
UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net interest income	$4,856	$4,861	$5,125	$5,395
Provision for loan losses	(177)	(177)	(88)	(6)
Noninterest income	542	548	515	519
Noninterest expense	(2,920)	(2,887)	(3,095)	(2,846)

Income before taxes	2,301	2,345	2,457	3,062
Provision for income tax	(925)	(874)	(897)	(1,191)

Net Income	$1,376	$1,471	$1,560	$1,871

Per common share:
Basic earnings per share	$0.16	$0.17	$0.18	$0.22
Diluted earnings per share	$0.16	$0.16	$0.18	$0.21
Dividends per share	$0.06	$0.06	$0.06	$0.08

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net interest income	$3,915	$4,087	$4,269	$4,606
Provision for loan losses	(192)	(97)	(131)	(134)
Noninterest income	466	494	573	634
Noninterest expense	(2,425)	(2,640)	(2,641)	(2,875)

Income before taxes	1,764	1,844	2,070	2,231
Provision for income tax	(652)	(683)	(803)	(793)

Net Income	$1,112	$1,161	$1,267	$1,438

Per common share:
Basic earnings per share	$0.14	$0.14	$0.15	$0.17
Diluted earnings per share	$0.13	$0.13	$0.14	$0.17
Dividends per share	$0.00	$0.00	$0.00	$0.23

(Dollars in thousands, except per share data)	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net interest income	$3,506	$3,559	$3,734	$3,918
Provision for loan losses	(175)	(200)	(40)	(100)
Noninterest income	471	609	584	462
Noninterest expense	(2,316)	(2,487)	(2,459)	(2,396)

Income before taxes	1,486	1,481	1,819	1,884
Provision for income tax	(560)	(596)	(565)	(766)

Net Income	$926	$885	$1,254	$1,118

Per common share:
Basic earnings per share	$0.12	$0.11	$0.15	$0.14
Diluted earnings per share	$0.11	$0.11	$0.15	$0.13
Dividends per share	$0.00	$0.00	$0.22	$0.00

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
PART III
Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers of the Registrant
     The executive officers of the Company and their ages as of December 31, 2005, are as follows:

Name	Age	Position(s)
Michael C. Mayer	49	President and Chief Executive Officer Redding Bank of Commerce and Director
Linda J. Miles	52	Executive Vice President, Chief Financial Officer and Assistant Secretary
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
The remainder of the information required by this section is incorporated by reference to the information in the section entitled “Election of Directors” and “Executive Compensation” in the Proxy Statement.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2005 and the Company expects to have such transactions in the future. All loans and commitments included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Moss Adams LLP., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $132,454 and $105,000 respectively.
Audit-Related Fees
Moss Adams LLP., did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2005 and December 31, 2004.
Tax Fees
Moss Adams LLP., did not render any professional services for tax compliance, tax advice, or tax planning during 2005.
All Other Fees
The aggregate fees billed by Moss Adams LLP. for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2005 and 2004, respectively.
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
The Committee discussed and reviewed with the independent auditors all communications required by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”, and discussed and reviewed the results of the independent auditor’s audit of the financial statements. The Committee also discussed the results of the internal audit examinations.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:
          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended.*
3.2	Bylaws, as amended.*
4.1	Specimen Common Stock Certificate.*
10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*
10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*
10.3	1998 Stock Option Plan.*
10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*
10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*
10.7	Directors Deferred Compensation Plan.*
10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*
10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*
10.10	Employment contracts dated April 2001*
10.11	Affiliated Business Arrangement Agreement *
10.12	Office building lease by and between Mr. David Lanza and Redding Bank of Commerce dated 9/13/2005.*
10.13	Amendment to Employment contracts dated April 2001, filed December 2005*
10.14	Change in Control Agreements*
11.1	Statement re: Computation of Earnings Per Share (see page 54 ).
14.0	RBC Code of Ethics*
16.1	Letter on Change in Certifying Accountants. *
21.1	Subsidiaries of the Company. *
23.1	Consent of Moss Adams LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (see page 82 )
32.1	Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.

(b)	Reports on Form 8-K:

February 10, 2006 —	Financial presentation at Americas Community Bankers Investor conference
January 31, 2006 —	Press announcement 2005 operating results
December 23, 2005 —	Announcement Randy Eslick, Regional President Roseville Bank of Commerce
December 22, 2005 —	Announcement Patrick J. Moty Executive Vice President
December 21, 2005 —	Change in Control Agreements
December 21, 2005 —	Amendment to Employment Agreements for Michael C. Mayer and Linda J. Miles
December 21, 2005 —	Fourth Quarter Dividend Announcement.
December 21, 2005 —	Acceleration of Stock Option Vesting
December 19, 2005 —	Temporary Suspension of Trading under Registrant’s Employee Benefit Plans
October 28, 2005 —	Third Quarter Earnings Release
October 27, 2005 —	Creation of a Direct Financial Obligation — Gifford Construction Contract
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2006.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael C. Mayer	President, Chief Executive Officer	March 6, 2006
Michael C. Mayer	Redding Bank of Commerce and Director

/s/ Linda J. Miles	Executive Vice President and	March 6, 2006
Linda J. Miles	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Harry L. Grashoff, Jr.	Chairman of the Board	March 6, 2006
Harry L. Grashoff, Jr.

/s/ Welton L. Carrel
Welton L. Carrel	Director	March 6, 2006

/s/ Russell L. Duclos
Russell L. Duclos	Director	March 6, 2006

/s/ John C. Fitzpatrick
John C. Fitzpatrick	Director	March 6, 2006

/s/ Kenneth R. Gifford, Jr.
Kenneth R. Gifford, Jr.	Director	March 6, 2006

/s/ Eugene L. Nichols	Director	March 6, 2006
Eugene L. Nichols

/s/ David H. Scott	Director	March 6, 2006
David H. Scott

/s/ Lyle L. Tullis	Director	March 6, 2006
Lyle L. Tullis

/s/ Jon Halfhide	Director	March 6, 2006
Jon Halfhide

/s/ Orin Bennett	Director	March 6, 2006
Orin Bennett

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.6	Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001.*

10.11	Affiliated Business Arrangement Agreement.*

10.12	Office building lease by and between Mr. David Lanza and Redding Bank of Commerce dated 9/13/05 *

10.13	Amendment to Employment contracts dated April 2001, filed December 2005*

10.14	Change in Control Agreements*

15.1	Statement re: Computation of Earnings Per Share (see page 54 ).

14.0	RBC Code of Ethics*

16.1	Letter on Change in Certifying Accountants.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Moss Adams LLP

23.2	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page 82 ).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Company’s Registration Statement on Form 10, SEC Form 10-K and SEC Form 8-K.