Form 10-K/A
period 2005-12-31
Bank of Commerce Holdings
filed 2006-03-22
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment Number One
to
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:
          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended.*
3.2	Bylaws, as amended.*
4.1	Specimen Common Stock Certificate.*
10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*
10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*
10.3	1998 Stock Option Plan.*
10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*
10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*
10.7	Directors Deferred Compensation Plan.*
10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*
10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*
10.10	Employment contracts dated April 2001*
10.11	Affiliated Business Arrangement Agreement *
10.12	Office building lease by and between Mr. David Lanza and Redding Bank of Commerce dated 9/13/2005.*
10.13	Amendment to Employment contracts dated April 2001, filed December 2005*
10.14	Change in Control Agreements*
11.1	Statement re: Computation of Earnings Per Share (see page 54).
14.0	RBC Code of Ethics*
16.1	Letter on Change in Certifying Accountants. *
21.1	Subsidiaries of the Company. *
23.1	Consent of Moss Adams LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (see page 82).
32.1	Certification pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.

(b)	Reports on Form 8-K:

February 10, 2006 —	Financial presentation at Americas Community Bankers Investor conference
January 31, 2006 —	Press announcement 2005 operating results
December 23, 2005 —	Announcement Randy Eslick, Regional President Roseville Bank of Commerce
December 22, 2005 —	Announcement Patrick J. Moty Executive Vice President
December 21, 2005 —	Change in Control Agreements
December 21, 2005 —	Amendment to Employment Agreements for Michael C. Mayer and Linda J. Miles
December 21, 2005 —	Fourth Quarter Dividend Announcement.
December 21, 2005 —	Acceleration of Stock Option Vesting
December 19, 2005 —	Temporary Suspension of Trading under Registrant’s Employee Benefit Plans
October 28, 2005 —	Third Quarter Earnings Release
October 27, 2005 —	Creation of a Direct Financial Obligation — Gifford Construction Contract
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2006.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael C. Mayer	President, Chief Executive Officer	March 22, 2006
Michael C. Mayer	Redding Bank of Commerce and Director

/s/ Linda J. Miles	Executive Vice President and	March 22, 2006
Linda J. Miles	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ Harry L. Grashoff, Jr.	Chairman of the Board	March 22, 2006
Harry L. Grashoff, Jr.

/s/ Welton L. Carrel
Welton L. Carrel	Director	March 22, 2006

/s/ Russell L. Duclos
Russell L. Duclos	Director	March 22, 2006

/s/ John C. Fitzpatrick
John C. Fitzpatrick	Director	March 22, 2006

/s/ Kenneth R. Gifford, Jr.
Kenneth R. Gifford, Jr.	Director	March 22, 2006

/s/ Eugene L. Nichols	Director	March 22, 2006
Eugene L. Nichols

/s/ David H. Scott	Director	March 22, 2006
David H. Scott

/s/ Lyle L. Tullis	Director	March 22, 2006
Lyle L. Tullis

/s/ Jon Halfhide	Director	March 22, 2006
Jon Halfhide

/s/ Orin Bennett	Director	March 22, 2006
Orin Bennett

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended.*

3.2	Bylaws, as amended.*

4.1	Specimen Common Stock Certificate.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998.*

10.3	1998 Stock Option Plan.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan.*

10.6	Employment Agreement between the Company and Russell L. Duclos dated June 17, 1997.*

10.7	Directors Deferred Compensation Plan.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended.*

10.10	Employment contracts dated April 2001.*

10.11	Affiliated Business Arrangement Agreement.*

10.12	Office building lease by and between Mr. David Lanza and Redding Bank of Commerce dated 9/13/05 *

10.13	Amendment to Employment contracts dated April 2001, filed December 2005*

10.14	Change in Control Agreements*

15.1	Statement re: Computation of Earnings Per Share (see page 54).

14.0	RBC Code of Ethics*

16.1	Letter on Change in Certifying Accountants.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Moss Adams LLP

23.2	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page 82).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.

*	Previously filed with the Company’s Registration Statement on Form 10, SEC Form 10-K and SEC Form 8-K.