Form 10-Q
period 2006-03-31
Bank of Commerce Holdings
filed 2006-05-05
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of March 31, 2006: 8,716,872

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	March 31, 2006	Dec. 31,2005	March 31,2005
ASSETS

Cash and due from banks	$11,819	$17,436	$14,167
Federal funds sold and securities purchased under agreements to resell	9,835	9,120	19,760

Cash and cash equivalents	21,654	26,556	33,927

Securities available-for-sale (including pledged collateral of $54,514 at March 31, 2006, $50,102 at December 31, 2005 and $38,884 at March 31, 2005)	93,645	94,014	77,276
Securities held-to-maturity, at cost (estimated fair value of $7,533 at March 31, 2006, $6,881 at Dec. 31, 2005 and $457 at March 31, 2005)	7,620	6,933	423
Loans, net of the allowance for loan losses of $4,295 at March 31, 2006, $4,316 at Dec. 31, 2005 and $4,044 at March 31, 2005	374,983	363,305	320,453
Bank premises and equipment, net	6,261	5,631	5,436
Other assets	18,733	15,205	13,207

TOTAL ASSETS	$522,896	$511,644	$450,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$74,519	$86,219	$75,393
Demand — interest bearing	102,003	109,101	111,723
Savings accounts	28,477	27,540	24,367
Certificates of deposit	173,106	149,256	144,051

Total deposits	378,105	372,116	355,534

Securities sold under agreements to repurchase	25,117	22,886	13,517
Federal Home Loan Bank borrowings	55,000	55,000	35,000
Other liabilities	8,864	7,194	5,705
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,310	5,000

Total Liabilities	482,551	472,506	414,756
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2006 and 2005	—	—	—
Common stock , no par value, 10,000,000 shares authorized; 8,716,872 shares issued and outstanding at March 31,2006, 8,657,896 at Dec. 31, 2005 and 8,571,781 at March 31, 2005	11,198	11,009	10,756
Retained earnings	30,535	29,419	26,067
Accumulated other comprehensive (loss), net of tax	(1,388)	(1,290)	(857)

Total stockholders’ equity	40,345	39,138	35,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,896	$511,644	$450,722

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three months ended March 31, 2006 and 2005

	Three Months Ended
Dollars in thousands, except for per share data	March 31, 2006	March 31, 2005
Interest income:
Interest and fees on loans	$7,230	$5,407
Interest on tax exempt securities	123	54
Interest on U.S. government securities	862	651
Interest on federal funds sold and securities purchased under agreements to resell	130	79
Interest on other securities	44	0

Total interest income	8,389	6,191

Interest expense:
Interest on demand deposits	233	139
Interest on savings deposits	65	24
Interest on time deposits	1,549	830
Securities sold under agreements to repurchase	199	19
Interest on FHLB and other borrowings	672	246
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	258	77

Total interest expense	2,976	1,335

Net interest income	5,413	4,856
Provision for loan and lease losses	11	177

Net interest income after provision for loan and lease losses	5,402	4,679

Noninterest income:
Service charges on deposit accounts	88	103
Payroll and benefit processing fees	109	99
Earnings on cash surrender value — Bank owned life insurance	53	51
Net loss on sale of securities available-for-sale	0	(2)
Net gain on sale of loans	1	19
Merchant credit card service income, net	77	99
Mortgage brokerage fee income	17	86
Other income	103	87

Total noninterest income	448	542

Noninterest expense:
Salaries and related benefits	1,878	1,693
Occupancy and equipment expense	435	387
FDIC insurance premium	12	12
Data processing fees	58	41
Professional service fees	204	205
Payroll processing fees	29	36
Deferred compensation expense	88	73
Stationery and supplies	60	59
Postage	31	28
Directors’ expense	60	74
Other expenses	382	312

Total noninterest expense	3,237	2,920

Income before income taxes	2,612	2,301
Provision for income taxes	1,020	925

Net income	$1,592	$1,376

Basic earnings per share	$0.18	$0.16
Weighted average shares — basic	8,680	8,533
Diluted earnings per share	$0.17	$0.16
Weighted average shares — diluted	8,880	8,780
Cash dividends per share	$0.07	$0.06
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2006 and 2005

Dollars in thousands	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$1,592	$1,376
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan and lease losses	11	177
Provision for depreciation and amortization	147	140
Compensation expense associated with stock options	1	1
Loss (Gain) on sale of securities available-for-sale	0	2
Amortization of investment premiums and accretion of discounts, net	8	59
Gain on sale of loans	0	(19)
Gain on sale of fixed assets	0	0
Proceeds from sale of loans	0	279
Loans originated for sale	0	(260)
Effect of changes in:
Other assets	(3,371)	(713)
Deferred loan fees	(22)	(72)
Other liabilities	1,669	(2,548)

Net cash from operating activities	35	(1,578)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	1,232	5,000
Proceeds from sales of available-for-sale securities	0	141
Proceeds from maturities of held-to-maturity securities	186	2,065
Purchases of available-for-sale securities	(974)	(2,965)
Purchases of held-to-maturity securities	(869)	0
Loan origination, net of principal repayments	(11,666)	(1,758)
Purchases of Bank premises and equipment, net	(777)	(92)

Net cash from investing activities	(12,868)	2,391

Cash flows from financing activities:
Net increase (decrease) in deposit and savings accounts	(17,861)	(2,895)
Net increase (decrease) in certificates of deposit	23,850	5,551
Net increase in securities sold under agreement to repurchase	2,231	11,513
Proceeds from Federal Home Loan Bank advances	20,000	23,000
Repayments of Federal Home Loan Bank advances	(20,000)	(23,000)
Equity transactions, net	(289)	(296)

Net cash from financing activities	7,931	13,873

Net increase in cash and cash equivalents	(4,902)	14,686

Cash and cash equivalents, beginning of period	26,556	19,241

Cash and cash equivalents, end of period	$21,654	$33,927

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$0
Interest	2,933	1,288
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce, Roseville Bank of Commerce and Sutter Bank of Commerce (“RBC” or the “Bank”) and Bank of Commerce Mortgage (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2005 Annual Report on Form 10-K. The results of operations and cash flows for the 2006 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.
2. Recent Accounting pronouncements
On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement on the Company’s results of operations and financial condition.
On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), replacing APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle and corrections of errors. APB Opinion 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. Management has adopted the provisions of FAS 154 effective January 1, 2006. There has been no material effect on the Company’s results of operations and financial condition.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Earnings per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are considered to be common stock equivalents. The following table displays the computation of earnings per share for the three months ended March 31, 2006 and 2005.
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005

Basic EPS calculation:

Numerator (net income)	$1,592	$1,376

Denominator (average common shares outstanding)	8,680	8,533

Basic EPS	$0.18	$0.16

Diluted EPS calculation:
Numerator (net income)	$1,592	$1,376
Denominator:
Average common shares outstanding	8,680	8,533
Dilutive effect of stock options	200	247

Adjusted weighted average common shares outstanding	8,880	8,780

Diluted EPS	$0.18	$0.16
4. Stock Option Plans
The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the ‘modified prospective’ transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company elected to follow APB 25 and related interpretations in accounting for our employee stock options. The Company adopted FAS 123R using the modified prospective method. Under this transition method, stock option expense for the first quarter of 2006 included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as any share-based payments granted subsequent to December 31, 2005. This compensation expense is measured on the date of grant using an option-pricing model. The option-pricing model is based on certain assumptions and changes to those assumptions may result in different fair value estimates. Under APB25, the Company accounted for stock options using the intrinsic value method and no compensation expense was recognized, as the grant price was equal to the strike price. In accordance with SFAS 123R the Company provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during 2005.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
For the first quarter of 2006, stock option compensation expense charged against income for the first time was $11,985 ($7,299 net of tax), or less than one cent per diluted share. At March 31, 2006, there was $94,691 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. No options were granted during the first quarter of 2006.
The following table illustrates the effect on net income and earnings per common share had the fair value-based method been applied to all outstanding and unvested awards for the first quarter 2005.

Three Months Ended
March 31, 2005
Net income as reported	$1,376

Add:
Stock-based employee compensation expense recognized during the period, net of tax	0

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(37)

Pro forma net income	$1,339

Earnings per share:

Basic — as reported	$0.16

Basic — pro forma	$0.16

Diluted — as reported	$0.16

Diluted — pro forma	$0.15

In determining the pro forma disclosures in the previous table, the fair value of options granted was estimated on the date of grant using an option-pricing model and assumptions appropriate to each plan. The weighted average grant fair values of the options granted are based on the assumptions below.

	March 31, 2006	March 31, 2005
Risk-free interest rate	4.99%	3.92%
Dividend Yield	2.82%	2.49%
Volatility	35.11%	32.36%
Expected lives (years)	7	7
Weighted average grant-date fair value per share of options granted	$3.42	$3.35
Description of stock-based compensation plans
On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “Plan”) which was approved by the Company’s stockholders on April 21, 1998. The Plan provides for awards in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s stock option plans provide for awards of incentive and nonqualified stock options. Incentive options must have an exercise price at or above fair market value of the stock at the date of the grant and a term of no more than 10 years. Options generally become exercisable over five years from the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and at term of no more than 10 years. Nonqualified stock options generally become exercisable over five years from the date of the grant. Compensation expense for the difference between the fair market value of the stock and the 85% exercise price is recognized over the five year vesting period. A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan.
Activity in stock-based compensation plans
The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
		Average
	Number of Shares	Exercise Price

Options outstanding, January 1, 2006	608,316	$5.20

Granted	0	$0.00
Exercised	(58,976)	$2.97
Forfeited	(1,425)	$10.60

Options outstanding, March 31, 2006	547,915	$3.91
Exercisable at March 31, 2006	515,889	$4.15

At March 31, 2006, 124,740 shares were available for future grants under the Plan. As of March 31, 2006, 515,889 shares were available to be exercised. The weighted average grant date fair value at March 31, 2006 was $4.15.
Additional information regarding options outstanding as of March 31, 2006 is as follows:

		Weighted Average
		Remaining Contractual
Exercise Price	Options Outstanding	life (Years)	Options Exercisable

$ 2.75	219,600	1.3	219,600
$ 3.23	63,360	1.3	63,360
$ 5.42	29,250	4.4	29,250
$ 6.67	60,500	4.6	60,500
$ 7.30	55,130	5.5	44,104
$ 6.75	13,500	6.0	8,100
$10.72	7,500	7.4	7,500
$10.60	72,075	7.5	72,075
$10.76	3,000	7.9	3,000
$ 9.11	18,000	7.3	7,200
$11.59	3,500	8.4	700
$10.20	2,500	8.4	500

	547,915		515,889

During the three months ended March 31, 2006 and 2005 the Company realized income tax benefits of $133,984 and $125,765 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
During the three months ended March 31, 2006 and 2005 the Company received cash of $175,112 and $217,608 respectively, upon exercise of stock-based compensation arrangements.
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2006	March 31, 2005

Net income as reported	$1,592	$1,376
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale	(98)	(524)
Reclassification adjustment for gain on available for sale securities, net of tax	0	2

Total other comprehensive (loss) income	(98)	(522)

Total comprehensive income	$1,494	$854

6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2006 was 7.90%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
The Notes mature on September 15, 2035, but may be redeemed at the Company’s option at any time on or after September 15, 2010, or at any time upon certain events, such as a change in the regulatory capital treatment of the Notes, the Trust being deemed to be an investment company or the occurrence of certain adverse tax events. In each case, the Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.
7. Commitments and Contingent Liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2006 are below:
(Dollars in thousands)

2006	$570
2007	$602
2008	$636
2009	$562
2010	$497
Thereafter	$446

Total	$3,313

Minimum rental due in the future Under noncancellable subleases	$198

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
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $55,000,000 as March 31, 2006 and $35,000,000 as of March 31, 2005. The FHLB advances bear fixed and floating rates of interest ranging from 4.58% to 4.88%. Interest is payable quarterly. FHLB advances due as follows: $5,000,000 maturing April 24, 2006 at 4.88%, $5,000,000 maturing April 27, 2006 at 4.58%, $10,000,000 maturing November 27, 2006 at 4.64%, $15,000,000 maturing November 30, 2007 at 4.64%, $10,000,000 maturing January 24, 2008 at 4.68% and $10,000,000 maturing on January 24, 2011 at 4.72%. These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $3,080,300 and to pledge $46,749,320 of its real estate mortgage loans to the FHLB as collateral as of March 31, 2006. At March 31, 2006, the Bank had available borrowing lines at the FHLB of $72,301,250 and additional federal fund borrowing lines at two correspondent banks totaling $15,000,000.

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading ”Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2005 to March 31, 2006. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2006, compared to the same period in 2005. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Corporate Overview
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982 (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Roseville Bank of Commerce, Sutter Bank of Commerce and Bank of Commerce Mortgage, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Bank of Commerce Holdings Trust. During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2006 was 7.90%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. The Internet addresses of the Company are www.reddingbankofcommerce.com, www.rosevillebankofcommerce.com, www.sutterbankofcommerce.com and www.bankofcommercemortgage.com. Reports may also be obtained through the Securities and Exchange Commission’s website at www.sec.gov.
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
On March 18, 2004, RBC Mortgage Services, a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with the Bank of Walnut Creek (“BWC Mortgage Services”). Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, and manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage pays ten percent of gross premiums earned to BWC Mortgage Services. On July 1, 2004, Bank of Commerce Mortgage relocated to its permanent location at 1024 Mistletoe Lane, Redding, California.
On May 18, 2004, by majority shareholder vote, the Holding Company (Redding Bancorp) amended the Articles of Incorporation to change the Company’s name to Bank of Commerce Holdings. The new name proves to be more reflective of the multiple financial holdings of the Company as well as more geographically open to expansion opportunities.
On May 24, 2004, the Company was approved to list on the NASDAQ National Market under the trading symbol BOCH (Bank of Commerce Holdings). The listing became live on June 15, 2004. On July 21, 2004, the Board of Directors declared a three-for-one stock split on the Company’s common stock. The decision to declare the stock split was intended to make it easier for our current and future investors to enjoy ownership in our Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
On August 26, 2005, the Company received approval from the Federal Deposit Insurance Corporation to open a branch in the Yuba City market. The branch will be entitled “Sutter Bank of Commerce, a division of Redding Bank of Commerce.” A lease has been secured for 950 Tharp Road, Suite 800, Yuba City, California. The office opened for business on Monday, April 10, 2006.
The Company plans to build an Administrative and Information Technology center during 2006. Ground breaking on the project began in February 2006 and is expected to take ten months to completion. The building will be approximately 12,000 square feet and will be built on property already owned by the Company. The budget for the building is approximately $3.7 million.
The Holding Company’s principal source of income is dividends from its subsidiaries. The Holding Company conducts its corporate business operations at the administrative office of the Bank located at 1951 Churn Creek Road, Redding, California. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California. The Company considers Upstate California to be the major market area of the Bank. The four Internet addresses of the Company are reddingbankofcommerce.com, rosevillebankofcommerce.com, sutterbankofcommerce.com and bankofcommercemortgage.com.
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
Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2005 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes.
The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans. The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, credit card services, payroll and accounting packages, lock box and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and model strategies to meet or exceed such goals.

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
Dependence on Real Estate
At March 31, 2006, approximately 70% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At March 31, 2006, commercial real estate and construction loans comprised approximately 39% and 29%, respectively, of the total loans in the portfolio of the Company. At March 31, 2006, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Interest Rate Risk
     The income of the Company is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Company’s practice of using variable rate pricing and noninterest bearing demand deposit accounts, the Company is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Potential Volatility of Deposits
At March 31, 2006, time certificates of deposit in excess of $100,000 represented approximately 30% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $55.3 million of the $114.5 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At March 31, 2006, approximately 70% of the Bank’s loan portfolio consisted of real estate related loans, most of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
Reliance on Key Employees and Others
     As of March 31, 2006, the Company employed 121 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to five of its officers in conjunction with a salary continuation plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was approximately $4.3 million, or 1.13% of total loans at March 31, 2006. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the DFI in this regard during the first quarter of 2005. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations.
Certain Ownership Restrictions under California and Federal Law
Federal law prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days, the period during which such a disapproval may be issued. An acquisition may be made before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Supervision and Regulation and Regulation and Supervision of Bank Holding Companies” in the Company’s 2005 Annual Report on Form 10-K.
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
Shares Eligible for Future Sale
     As of March 31, 2006, the Company had 8,716,872 shares of Common Stock outstanding, of which 5,712,008 shares are eligible for sale in the public market without restriction and 2,950,888 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 515,889 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
During 2006 the Company will build an Administrative and Information Technology center on property already owned adjacent to the Churn Creek office. Ground breaking began in February 2006 and the project is expected to take ten months. The budget for this project is approximately $3.7 million.
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
Dilution
The Company has issued options to purchase shares of the Company’s common stock at prices equal to 85% to 100% of the fair market value of the Company’s Common Stock on the date of grant. As of March 31, 2006, the Company had outstanding options to purchase an aggregate of 515,889 shares of Common Stock at exercise prices ranging from $2.75 to $11.59 per share, or a weighted average exercise price per share of $5.20. To the extent such options are exercised, stockholders of the Company will experience dilution.
UNRESOLVED STAFF COMMENTS
No comments to report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under the heading “Risk Management”.
Sources of Income
The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest expense it pays for deposits and long-term and short-term debt, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and other sources of funding.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Financial Highlights — Results of Operations
Net income for the first quarter of 2006 totaled $1,592,000 an increase of 15.7% from the $1,376,000 reported for the same quarterly period of 2005. On the same basis, diluted earnings per common share for the first quarter of 2006 were $0.18, compared to $0.16 for the same period of 2005, a 12.5% increase. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2006 were 1.24% and 15.18%, respectively, compared with 1.24% and 14.89%, respectively, for the first quarter of 2005.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2006 was $5,413,000 compared with $4,856,000 for the same period in 2005, an increase of 11.5%.
Average earning assets for the three-months ended March 31, 2006 increased $67.4 million or 16.2% compared with the same period in the prior year. Average net loans, the largest component of earning assets, increased $45.5 million or 14.1% compared with the prior year period. Average securities increased $18.6 million or 23.1% over the prior year period. Overall, the yield on earning assets increased to 6.93% for the three-month period ended March 31, 2006 compared to 5.94% for the same three-month period in the prior year, partially due to volume increases coupled with rising interest rates during the period.
The overall cost of interest-bearing liabilities (funding costs) for the first three months of 2006 was $2,976,000 compared with $1,335,000 for the first three months of 2005, a 122.9% increase. The increase in funding costs was primarily a result of increases rates paid on time deposits and extending term borrowings, including a second trust preferred issuance. The net effect of the changes discussed above resulted in an increase of $557,000 or 11.5% in net interest income for the three-month period ended March 31, 2006 from the same period in 2005. Net interest margin decreased 19 basis points to 4.47% from 4.66% for the same period a year ago.
Liquidity
The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of its customers, withdrawals of its depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.
The Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks, federal funds sold and securities purchased under agreements to resell, asset liquidity is supported by debt securities in the available-for-sale securities portfolio and wholesale lines of credit with the Federal Home Loan Bank and other financial institutions. Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. Management monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and securities, the Company has the ability to sell securities under agreements to repurchase, obtain Federal Home Loan Bank advances or purchase overnight Federal Funds.
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2006, the Company had overnight cash in investments of $21.7 million and available lines of credit of at the Federal Home Loan bank of approximately $72.3 million, and a Federal Funds borrowing line with two correspondent financial institutions of $15.0 million.

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
Total stockholders’ equity increased by $4.4 million to $40.3 million at March 31, 2006 over March 31, 2005.

			Well	Minimum
		Actual	Capitalized	Capital
	Capital	Ratio	Requirement	Requirement

The Company Leverage	$51,733,000	10.05%	n/a	4.0%
Tier 1 Risk-Based	51,733,000	12.00%	n/a	4.0%
Total Risk-Based	56,433,245	13.09%	n/a	8.0%

Redding Bank of Commerce Leverage	$51,991,151	10.14%	5.0%	4.0%
Tier 1 Risk-Based	51,991,151	12.06%	6.0%	4.0%
Total Risk-Based	56,691,396	13.15%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2006, all of the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
During the three months ended March 31, 2006, the average balance of FHLB advances was $57.6 million and the average interest rates during the period was 4.61%. The maximum outstanding at any month-end during the three months ended March 31, 2006 was $65.0 million. The FHLB advances are collateralized by loans and securities pledged to the FHLB.
Provision for Loan and Lease Losses
The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document.
Provision for loan and lease losses of $11,000 were provided for the three-months ended March 31, 2006 compared with $177,000 for the same period of 2005. The Company’s allowance for loan and lease losses was 1.13% of total loans at March 31, 2006 and 1.25% at March 31, 2005, while its ratio of non-performing assets to total assets was 0.02% at March 31, 2006, compared to 0.46% at March 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
The holding company, subsidiary bank and non-bank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2005 Annual Report on Form 10-K.
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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2005 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Critical Accounting Policies
The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.
Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2005 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K require management to make difficult, subjective or complex judgments or estimates.
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
Accounting Principles Generally Accepted in the United States of America
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K.
The Company follows accounting policies typical to the commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”) and the Bank’s primary federal regulator, the Federal Deposit Insurance Corporation (“FDIC”). The following is a brief description of the Company’s current accounting policies involving significant management judgments.
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
Revenue recognition
The Company’s primary sources of revenue are interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.
Stock-based Compensation
Statement of Financial Accounting Standards No. 123 (revised 2004); Accounting for Stock Based Compensation was adopted by the Company as of January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures.
The amount of the reduction for the fiscal years 2003 through 2005 is disclosed in Note 13 to the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2005 Annual Report on Form 10-K.
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.
Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$369,589	$7,230	7.82%	$324,055	$5,407	6.67%
Tax-exempt Securities	14,099	123	3.49%	6,447	54	3.35%
US Government Securities	43,052	423	3.93%	31,966	245	3.07%
Mortgage backed Securities	41,910	439	4.19%	42,055	406	3.86%
Federal Funds Sold	11,587	130	4.49%	12,321	79	2.56%
Other Securities	4,049	44	4.35%	0	0	0.00%

Average Earning Assets	$484,286	$8,389	6.93%	$416,844	$6,191	5.94%

Cash & Due From Banks	$13,937			$15,255
Bank Premises	5,943			5,481
Allowance for Loan Losses	(4,364)			(3,954)
Other Assets	12,877			11,411

Average Total Assets	$512,679			$445,037

Interest Bearing Liabilities
Demand Interest Bearing	$103,500	$233	0.90%	$111,227	$139	0.50%
Savings Deposits	28,093	65	0.93%	23,852	24	0.40%
Certificates of Deposit	164,752	1,549	3.76%	143,705	830	2.31%
Repurchase Agreements	24,057	199	3.31%	5,642	19	1.35%
FHLB Borrowings	57,611	672	4.67%	36,000	243	2.70%
Trust Preferred Borrowings	15,000	258	6.88%	5,000	80	6.40%

	393,013	$2,976	3.03%	325,426	$1,335	1.64%

Noninterest bearing demand	78,339			79,489
Other Liabilities	4,376			5,494
Stockholders’ Equity	36,951			34,628

Average Liabilities and Stockholders’ Equity	$512,679			$445,037

Net Interest Income and Net Interest Margin		$5,413	4.47%		$4,856	4.66%

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
Table 2. Analysis of Changes in Net Interest Income and Interest Expense

	March 31, 2006 over March 31, 2005
(Dollars in thousands)	Volume	Rate	Total
Increase (Decrease) In Interest Income
Portfolio Loans	$891	$932	$1,823
Tax-exempt Securities	67	2	69
US Government Securities	109	69	178
Mortgage back Securities	(2)	35	33
Federal Funds Sold	(8)	59	51
Other Securities	44	0	44

Total Increase (Decrease)	$1,101	$1,097	$2,198

Increase (Decrease) In Interest Expense
Interest Bearing Demand	$(17)	$111	$94
Savings Deposits	10	31	41
Certificates of Deposit	198	521	719
Repurchase Agreements	152	28	180
FHLB Borrowings	252	177	429
Trust Preferred Borrowings	172	6	178

Total Increase (Decrease)	$767	$874	$1,641

Net Increase	$334	$223	$557

Net interest income was $5.4 million for the first three-months of 2006 compared with $4.9 million for the same period in 2005, an 11.5% increase (Tables 1 and 2). The increase is attributed to an increase in the volume of earning assets coupled with increases in interest rates during the period. Average earning assets for the first three-months of 2006 were $484.3 million compared with $416.8 million for the same period in 2005, an increase of $67.4 million or 16.2%. The single largest component of increased earning assets was in the loan portfolio. Average loans increased $45.5 million or 14.1% over the same three-month period in 2005. Coupled with the asset growth, yields on earning assets increased to 6.93% compared with 5.94% over the same three-month period in 2005, a gain of 99 basis points.
Average interest bearing liabilities also increased by $57.6 million or 18.0% for the first three-months of 2006 to $378.0 million in 2006 compared with $320.4 million for the same period in 2005. The cost of interest bearing liabilities or funding increased to 3.03% in 2006 compared to 1.64% in 2005, an increase in interest expense of $1.6 million or 122.9%. The increase in interest expense is primarily due to the second trust preferred issuance, coupled with increased volume in time accounts.
As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 19 basis points to 4.47% for the three-months ended March 31, 2006 compared with 4.66% for the same three-month period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Noninterest income

Service charges on deposit accounts	$88	$103
Payroll and benefit processing fees	109	99
Earnings on cash surrender value — Bank owned life insurance	53	51
Net gain on sale of securities available-for-sale	0	(2)
Net gain on sale of loans	1	19
Merchant credit card service income, net	77	99
Mortgage brokerage fee income	213	86
Other income	102	87

Total noninterest income	$643	$542

Noninterest income increased $101,000 or 18.6% for the quarter ended March 31, 2006 over March 31, 2005. Net gain on sale of loans decreased $18,000 over the prior years’ quarter due to no sales of SBA loans during the quarter. Mortgage brokerage fee income increased by $127,000 for the first quarter 2006 over the same period in 2005, due to increases in mortgage brokerage fees and volume.
Noninterest Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Noninterest expense
Salaries and related benefits	$2,052	$1,693
Occupancy and equipment expense	435	387
FDIC insurance premium	12	12
Data processing fees	58	41
Professional service fees	204	205
Payroll processing fees	29	36
Deferred compensation expense	88	73
Stationery and supplies	60	59
Postage	31	28
Directors’ expense	60	74
Other expenses	404	312

Total noninterest expense	$3,433	$2,920

Noninterest expense for the quarter ended March 31, 2006 was $3.4 million, an increase of $513,000 or 17.6% over the same period a year ago. Salaries and employee benefits represent most of the increase of $359,000 or 21.2% over the same period a year ago. Increases are related to increases in staffing to support volume increases and in preparation of opening the Sutter Bank of Commerce division.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Income Taxes
Tax provision	$1,020	$925
Effective tax rate	39.1%	40.2%

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
Asset Quality
The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento, Shasta, Tehama, Sutter and Yuba Counties, California, and the location of the Bank’s five full service branches, specifically identified as Upstate California.
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Portfolio Loans
Commercial and financial loans	$116,310	$115,401
Real estate-construction loans	105,908	100,786
Real estate-commercial	137,390	133,510
Real estate- other	14,442	13,790
Real estate-mortgage	3,593	3,669
Installment	96	439
Other loans	1,937	446
Less:
Net deferred loan fees	(398)	(420)
Allowance for loan losses	(4,295)	(4,316)

Total net loans	$374,983	$363,305

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
Net portfolio loans increased $11.7 million or 3.22% at March 31, 2006 over December 31, 2005. The portfolio mix remains consistent with the mix at December 31, 2004. The balance of the portfolio remains relatively consistent with the mix at December 31, 2005, with commercial and financial loans of approximately 31%, real estate construction of approximately 29% and commercial real estate of approximately 39%. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due and payable. The Company had outstanding balances of $120,000 and $372,000 in impaired loans that had impairment allowances of $108,000 and $291,723 as of March 31, 2006 and December 31, 2005, respectively.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Non performing assets
Nonaccrual loans	$120	$372
90 days past due and still accruing interest	0	0

Total nonaccrual loans	120	372
Other Real Estate Owned	0	0

Total non performing assets	$120	$372

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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	March 31, 2006	March 31, 2005

Allowance for Loan and Lease Losses
Beginning balance for Loan and Lease Losses	$4,316	$3,866
Provision for Loan and Lease Losses	11	177
Charge offs:
Commercial	(149)	(0)
Real Estate	(0)	(0)
Other	(0)	(0)

Total Charge offs	(149)	(0)

Recoveries:
Commercial	116	1
Real Estate	0	0
Other	1	0

Total Recoveries	117	1

Ending Balance	$4,295	$4,044
ALLL to total loans	1.13%	1.25%
Net Charge offs to average loans	0.01%	0.00%

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
Total available-for-sale securities increased $16.4 million or 21.2% at March 31, 2006 compared to March 31, 2005. As of March 31, 2006, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $8.4 million for deposits of public funds, approximately $25.1 million for collateralized repurchase agreements and $20.0 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of March 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$42,316	$0	$(957)	$41,359
Obligations of state and political subdivisions	7,316	29	(171)	7,174
Mortgage backed securities	42,318	0	(1,220)	41,098
Corporate Bonds	4,054	0	(40)	4,014

Total	$96,004	$29	$(2,388)	$93,645

(Dollars in thousands)	as of March 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$31,957	$0	$(679)	$31,278
Obligations of state and political subdivisions	6,373	39	(150)	6,262
Mortgage backed securities	40,402	0	(666)	39,736

Total	$78,732	$39	$(1,495)	$77,276

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
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 200 to — 200 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
The formal policies and practices adopted by the Company to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 200 basis points. Because of the Company’s predisposition to variable rate, pricing and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company’s net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company’s net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Company is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. At March 31, 2006 the Company remained positioned for future rising interest rates and curve flattening.

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 2005, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $896,000 and $1,782,000, respectively. At March 31, 2006, the estimated annual increase in net interest income attributable to a 100 and 200 basis point increase in the federal funds rate was $1,025,066 and $2,858,261. At December 31, 2005, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,480,382 and $3,139,893, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
The Company’s approach to managing interest rate risk may include the use of derivatives. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.
We may use derivatives as part of our interest rate risk management, including interest rate swaps, caps and floors. At inception, the relationship between hedging instruments and hedged items is formally documented with our risk management objective, strategy and our evaluation of effectiveness of the hedge transactions. This includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific transactions. Periodically, as required, we formally assess whether the derivative we designated in the hedging relationship is expected to be and has been highly effective in offsetting changes in fair values or cash flows of the hedged item.
Our derivative activities are monitored by the Directors ALCO committee. At the March 2006 Board of Directors meeting the committee approved a cash flow hedge up to $100 million for a 24 month period, trading floating for fixed interest rates on loans. The ALCO Roundtable has the authority to place the hedge in one or more increments over the next several months.

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
Item 1a. Risk Factors
There have been no material changes from the risk factors previously disclosed in the registrant’s Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
N/A
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
N/A
Item 5. Other Information
N/A
Item 6A. Exhibits
(31.1) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

(31.2) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

(32) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
Item 6B. Reports on Form 8-K
Form 8-K dated 4/18/06 Sutter office opening announcement

Form 8-K dated 3/22/06 Dividend announcement $0.07 per share

Form 8-K dated 2/10/06 Company business strategies presentation

Form 8-K dated 1/31/06 Earnings press release for 12/31/05
SIGNATURES
Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK OF COMMERCE HOLDINGS
(Registrant)
Date: May 04, 2006

/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer