Form 10-Q
period 2006-06-30
Bank of Commerce Holdings
filed 2006-08-04
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of June 30, 2006: 8,729,672

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Amounts in thousands, except per share data	June 30, 2006	Dec. 31,2005	June 30, 2005
ASSETS
Cash and due from banks	$12,668	$17,436	$19,300
Federal funds sold and securities purchased under agreements to resell	14,155	9,120	11,895

Cash and cash equivalents	26,823	26,556	31,195
Securities available-for-sale (including pledged collateral of $83,080 at June 30, 2006; $50,102 at December 31, 2005 and $39,053 at June 30, 2005)	97,366	94,014	72,709
Securities held-to-maturity, at cost (estimated fair value of $10,889 at June 30, 2006, $6,881 at December 31, 2005 and $5,934 at June 30, 2005)	11,141	6,933	5,889
Loans, net of the allowance for loan losses of $4,502 at June 30, 2006, $4,316 at December 31, 2005 and $4,148 at June 30, 2005	401,185	363,305	340,230
Bank premises and equipment, net	6,690	5,631	5,581
Other assets	20,942	15,205	12,611

TOTAL ASSETS	$564,147	$511,644	$468,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$74,505	$86,219	$77,960
Demand — interest bearing	101,492	109,101	115,772
Savings	23,112	27,540	26,898
Certificates of deposits	189,577	149,256	148,507

Total deposits	388,686	372,116	369,137

Securities sold under agreements to repurchase	32,507	22,886	21,537
Federal Home Loan Bank borrowings	80,000	55,000	30,000
Other liabilities	6,536	7,194	5,119
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	15,465	15,310	5,000

Total Liabilities	523,194	472,506	430,793

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2006 and 2005	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,729,672 shares issued and outstanding at June 30, 2006, 8,657,896 at December 31, 2005 and 8,618,581 at June 30, 2005	11,441	11,009	10,894
Retained earnings	31,479	29,419	27,097
Accumulated other comprehensive (loss), net of tax	(1,967)	(1,290)	(569)

Total Stockholders’ equity	40,953	39,138	37,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,147	$511,644	$468,215

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and six months ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
Amounts in thousands, except for per share data	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest income:
Interest and fees on loans	$8,149	$5,840	$15,380	$11,247
Interest on tax exempt securities	140	77	263	131
Interest on U.S. government securities	864	657	1,726	1,308
Interest on federal funds sold and securities purchased under agreements to resell	145	86	275	165
Interest on other securities	44	0	88	0

Total interest income	9,342	6,660	17,732	12,851

Interest expense:
Interest on demand deposits	286	273	519	412
Interest on savings deposits	75	47	140	71
Interest on time deposits	1,872	1,031	3,421	1,861
Securities sold under agreements to repurchase	267	99	466	118
Interest on FHLB and other borrowing expense	902	265	1,574	511
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	266	84	524	161

Total interest expense	3,668	1,799	6,644	3,134

Net interest income	5,674	4,861	11,088	9,717
Provision for loan and lease losses	143	177	154	354

Net interest income after provision for loan losses	5,531	4,684	10,934	9,363

Noninterest income:
Service charges on deposit accounts	86	102	174	205
Payroll and benefit processing fees	89	84	198	183
Earnings on cash surrender value - Bank owned life insurance	98	53	151	104
Net gain (loss) on sale of securities available-for-sale	0	0	0	(2)
Net gain on sale of loans	0	49	0	68
Merchant credit card service income, net	93	78	170	177
Mortgage brokerage fee income	35	71	52	157
Other income	111	111	214	198

Total non-interest income	512	548	959	1,090

Noninterest expense:
Salaries and related benefits	1,996	1,645	3,874	3,338
Occupancy and equipment expense	448	349	883	736
FDIC insurance premium	12	13	24	25
Data processing fees	58	97	116	138
Professional service fees	150	173	354	378
Payroll and Benefit fees	25	26	54	62
Deferred compensation expense	90	76	178	149
Stationery and Supplies	49	45	109	119
Postage	34	26	65	54
Directors’ expense	65	84	125	143
Other expenses	383	353	766	665

Total non-interest expense	3,310	2,887	6,548	5,807

Income before income taxes	2,733	2,345	5,345	4,646
Provision for income taxes	1,044	874	2,064	1,799

Net Income	$1,689	$1,471	$3,281	$2,847

Basic earnings per share	$0.19	$0.17	$0.38	$0.33
Weighted average shares — basic	8,723	8,591	8,702	8,563
Diluted earnings per share	$0.19	$0.16	$0.37	$0.31
Weighted average shares – diluted	8,912	9,273	8,896	9,091
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2006 and 2005

Dollars in thousands	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net Income	$3,281	$2,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	154	354
Provision for depreciation and amortization	321	280
Compensation expense associated with stock options	27	3
Tax benefits from the exercise of stock options	(134)	201
Loss on sale of securities available for sale	0	2
Amortization of investment premiums and accretion of discounts, net	(13)	86
Gain on sale of loans	0	(68)
Proceeds from sales of loans	0	1,328
Loans originated for sale	0	(1,260)
Effect of changes in:
Other assets	(4,960)	(86)
Deferred loan fees	0	(315)
Other liabilities	(658)	(3,263)

Net cash used in operating activities	(1,982)	109

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,105	13,823
Proceeds from sales of available-for-sale securities	0	141
Proceeds from maturities of held-to-maturity securities	216	45
Purchases of available-for-sale securities	(14,019)	(10,437)
Loan originations, net of principal repayments	(38,034)	(21,469)
Purchases of premises and equipment	(1,380)	(377)

Net cash used by investing activities	(48,112)	(18,274)

Cash flows from financing activities:
Net increase in deposits	16,570	16,260
Net increase in securities sold under agreement to repurchase	9,622	19,533
Proceeds from Federal Home Loan Bank advances	45,000	23,000
Repayments of Federal Home Loan Bank advances	(20,000)	(28,000)
Dividends paid on common stock	(1,221)	(1,031)
Excess tax benefits from the exercise of stock options	134	0
Proceeds from stock options exercised	256	357

Net cash provided by financing activities	50,361	30,320

Net increase in cash and cash equivalents	267	11,954

Cash and cash equivalents, beginning of period	26,556	19,241

Cash and cash equivalents, end of period	$26,823	$31,195

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,782	$1,814
Interest	6,579	3,040
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
2. Recent Accounting pronouncements
On July 13, 2006, the FASB issued the Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – (“FIN 48”). This interpretation clarifies the accounting for uncertainty in come taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for income taxes. FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. The guidance contained in FIN 48 also applies to pass-through entities, nontaxable entities, and entities whose tax liability is subject to 100% credit for dividends paid (i.e., real estate investment companies and registered investment companies).
FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in FAS 109 (i.e., a likelihood of occurrence greater than 50%).
Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FIN 48 is effective for fiscal years beginning after 15 December 2006. Management is currently evaluating the effect of the interpretation on the Company’s results of operations and financial condition.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of re-measuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 156.
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
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2006 and 2005.
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Basic EPS Calculation:

Numerator (net income)	$1,689	$1,471	$3,281	$2,847

Denominator (average common shares outstanding)	8,723	8,591	8,702	8,563

Basic earnings per Share	$0.19	$0.17	$0.38	$0.33

Diluted EPS Calculation:
Numerator (net income)	$1,689	$1,471	$3,281	$2,847
Denominator:
Average common shares outstanding	8,723	8,591	8,702	8,563
Options	189	682	194	528

	8,912	9,273	8,896	9,091
Diluted earnings per Share	$0.19	$0.16	$0.37	$0.31

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Stock Option Plans
The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments. The cost is determined based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the ‘modified prospective’ transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company elected to follow APB 25 and related interpretations in accounting for our employee stock options. The Company adopted FAS 123R using the modified prospective method. Under this transition method, stock option expense for the first quarter of 2006 included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as any share-based payments granted subsequent to December 31, 2005. This compensation expense is measured on the date of grant using an option-pricing model. The option-pricing model is based on certain assumptions, and changes to those assumptions may result in different fair value estimates. Under APB25, the Company accounted for stock options using the intrinsic value method and no compensation expense was recognized, as the grant price was equal to the strike price. In accordance with SFAS 123R, the Company provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during 2005.
For the second quarter of 2006, stock option compensation expense charged against income was $23,965 ($14,710 net of tax), or less than one cent per diluted share. At June 30, 2006, there was $82,708 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. No options were granted during the first and second quarters of 2006.
The following table illustrates the effect on net income and earnings per common share had the fair value-based method been applied to all outstanding and unvested awards for the three months and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income
As reported	$1,471	$2,847
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(74)
Pro forma net income	$1,434	$2,773

Earnings per share:

Basic — as reported	$0.17	$0.33

Basic — pro forma	$0.17	$0.32

Diluted — as reported	$0.16	$0.31

Diluted — pro forma	$0.15	$0.31

In determining the pro forma disclosures in the previous table, the fair value of options granted was estimated on the date of grant using an option-pricing model and assumptions appropriate to each plan. The weighted average grant fair values of the options granted are based on the assumptions below.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

June 30, 2005
Risk-free interest rate	3.92%
Dividend Yield	2.49%
Volatility	32.36%
Expected lives (years)	7
Weighted average grant-date fair value per share of options granted	$3.35
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
The Company’s stock option plans provide for awards of incentive and nonqualified stock options. Incentive options must have an exercise price at or above fair market value of the stock at the date of the grant and a term of no more than 10 years. Options generally become exercisable over five years from the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and for a term of no more than 10 years. Nonqualified stock options generally become exercisable over five years from the date of the grant. A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan.
Activity in stock-based compensation plans
The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted	Aggregate
		Average	Intrinsic
	Number of Shares	Exercise Price	Value

Options outstanding, January 1, 2006	608,316	$5.20

Granted	0	$0.00	$—
Exercised	(71,776)	$3.58	$5.79
Forfeited	(1,425)	$10.60	$—

Options outstanding, June 30, 2006	535,115	$4.43	$6.62

Exercisable at June 30, 2006	507,409	$3.98	$6.42
At June 30, 2006, 124,740 shares were available for future grants under the Plan. As of June 30, 2006, 507,409 shares were available to be exercised. The weighted average grant exercise price at June 30, 2006 was $3.98. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the six months ended June 30, 2006 was $360,076.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Additional information regarding options outstanding as of June 30, 2006 is as follows:

		Weighted Average
		Remaining
		Contractual life
Exercise Price	Options Outstanding	(Years)	Options Exercisable

$ 2.75	214,600	1.3	214,600
$ 3.23	62,760	1.3	62,760
$ 5.42	29,250	4.4	29,250
$ 6.67	60,500	4.6	60,500
$ 7.30	55,130	5.5	44,104
$ 6.75	13,500	6.0	8,100
$10.72	7,500	7.4	7,500
$10.60	72,075	7.5	72,075
$10.76	3,000	7.9	3,000
$ 9.11	10,800	7.3	4,320
$11.59	3,500	8.4	700
$10.20	2,500	8.4	500

	535,115		507,409

During the six months ended June 30, 2006 and 2005 the Company realized income tax benefits of $148,171 and $201,192 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash used in operating activities in the consolidated statements of cash flow for the same period.
During the six months ended June 30, 2006 and 2005 the Company received cash of $280,342 and $357,265 respectively, upon exercise of stock-based compensation arrangements.
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Income as reported	$1,689	$1,471	$3,281	$2,847
Components of other comprehensive income:
Unrealized (losses) gains arising during the period on investment securities available-for-sale	(579)	394	(677)	(329)
Less: Income tax benefit related to unrealized (losses) gains on investment securities, available-for-sale	221	(107)	261	92
Reclassification adjustment for loss on available for sale securities	0	0	0	2

Total other comprehensive income	(358)	287	(416)	(235)

Total comprehensive income	$1,331	$1,758	$2,865	$2,612

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2006 was 8.37%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.12%, until September 10, 2010 after which the rate will reset quarterly to equal LIBOR plus 1.58%. The Trust simultaneously issued $310,000 of the Trust’s common securities of beneficial interest to the Company.
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
The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate, at 6.12% until September 10, 2010, after which the rate will reset on a quarterly basis to equal LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, at any time and from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2006 are below:

(Dollars in thousands)

2006	$219
2007	$474
2008	$499
2009	$447
2010	$396
Thereafter	$428

Total	$2,464

Minimum rental due in the future Under non-cancelable subleases	$40

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
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $80,000,000 as June 30, 2006 and $30,000,000 as of June 30, 2005. The FHLB advances bear fixed and floating rates of interest ranging from 5.14% to 5.31%. Interest is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

Advance #	Amount	Interest Rate	Maturity

#059277	$10,000,000	5.18%	01/24/2008
#077115	$10,000,000	5.14%	11/27/2006
#080890	$10,000,000	5.22%	11/24/2011
#087271	$10,000,000	5.31%	04/26/2007
#087416	$5,000,000	5.23%	04/28/2008
#087272	$5,000,000	5.22%	10/24/2006
#092527	$5,000,000	5.28%	07/26/2006
#093100	$3,500,000	5.30%	07/31/2006
#093101	$6,500,000	5.31%	07/31/2006
#077383	$15,000,000	5.14%	11/30/2007

	$80,000,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $3,760,000 and to pledge $45,001,439 of its real estate mortgage loans to the FHLB as collateral as of June 30, 2006. At June 30, 2006, the Bank had available borrowing lines at the FHLB of $50,080,750 and additional federal fund borrowing lines at two correspondent banks totaling $15,000,000.

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
The Company’s commitments to extend credit are illustrated below:

	June 30, 2006	June 30, 2005

Commitment lines of credit	$156,695,891	$144,019,131
Standby letters of credit	14,177,689	8,705,602
Guaranteed commitments outstanding	248,000	0

	$171,121,580	$152,724,733

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, under the heading ”Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2005 to June 30, 2006. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2006, compared to the same period in 2005. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Corporate Overview
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Roseville Bank of Commerce, Sutter Bank of Commerce and Bank of Commerce Mortgage, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has an unconsolidated subsidiary, Bank of Commerce Holdings Trust. During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2006 was 8.37%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
$10 million of the issuance will qualify as Tier 1 capital under Federal Reserve Board guidelines. $10 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.12%.
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
The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates five full service branch facilities. The Bank established its first full service branch at 1177 Placer Street, Redding, California, and opened for business on October 22, 1982. On November 1, 1988, the Bank received a certificate of authority to establish and maintain a loan production office in Citrus Heights, California. On September 1, 1998, the Bank relocated the loan production office to 2400 Professional Drive in Roseville, California.
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
On March 18, 2004, RBC Mortgage Services, an affiliate of Redding Bank of Commerce and a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The subsidiary has an affiliated business BWC Mortgage Services. Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products. Additionally, BWC Mortgage Services manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage pays ten percent of gross premiums earned to BWC Mortgage Services. On July 1, 2004, Bank of Commerce Mortgage relocated to its permanent location at 1024 Mistletoe Lane, Redding, California.
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
The Company is building an Administrative and Information Technology center during 2006. Ground breaking on the project began in February 2006 and is expected to take ten months to completion. The building will be approximately 12,000 square feet and will be built on property already owned by the Company. The budget for the building is approximately $3.7 million.
On March 20, 2006, the Board of Directors declared a $0.07 cent per share quarterly dividend payable to shareholders of record as of March 31, 2006 payable on April 7, 2006. The annual shareholder meeting of the Company was held on May 16, 2006. The Company’s Articles of Incorporation were amended to increase the number of shares authorized from 10,00,000 to 50,000,000. On June 20, 2006, the Board of Directors declared a $0.07 cent per share quarterly dividend payable to shareholders of records as of June 30, 2006, payable on July 7, 2006.
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
Dependence on Real Estate
At June 30, 2006, approximately 64% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At June 30, 2006, commercial real estate and construction loans comprised approximately 36% and 28%, respectively, of the total loans in the portfolio of the Company. At June 30, 2006, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Potential Volatility of Deposits
At June 30, 2006, time certificates of deposit in excess of $100,000 represented approximately 32.6% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $55.7 million of the $127.3 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At June 30, 2006, approximately 68% of the Bank’s loan portfolio consisted of real estate related loans, most of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
Reliance on Key Employees and Others
As of June 30, 2006, the Company employed 125 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to five of its officers in conjunction with a salary continuation plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was approximately $4.5 million, or 1.11% of total loans at June 30, 2006. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the second quarter of 2006. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations.
Certain Ownership Restrictions under California and Federal Law
Federal law prohibits a person or group of persons “acting in concert” from acquiring “control” of a financial holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days, the period during which such a disapproval may be issued. An acquisition may be made before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Supervision and Regulation and Regulation and Supervision of Bank Holding Companies” in the Company’s 2005 Annual Report on Form 10-K.
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
Shares Eligible for Future Sale
As of June 30, 2006, the Company had 8,729,672 shares of Common Stock outstanding, of which 5,707,008 shares are eligible for sale in the public market without restriction and 3,022,664 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 535,115 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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
During 2006 the Company began construction on an Administrative and Information Technology center on property already owned adjacent to the Churn Creek office. Ground breaking began in February 2006 and the project is expected to take ten months. The budget for this project is approximately $3.7 million.
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
Dilution
The Company has issued options to purchase shares of the Company’s common stock at prices equal to 85% to 100% of the fair market value of the Company’s Common Stock on the date of grant. As of June 30, 2006, the Company had outstanding options to purchase an aggregate of 535,115 shares of Common Stock at exercise prices ranging from $2.75 to $11.59 per share, or a weighted average exercise price per share of $3.78. To the extent such options are exercised, stockholders of the Company will experience dilution.
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
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading of “Risk Management.”
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Financial Highlights — Results of Operations
Net income for the second quarter of 2006 totaled $1,689,000 an increase of 14.8% from the $1,471,000 reported for the same quarterly period of 2005. On the same basis, diluted earnings per common share for the second quarter of 2006 were $0.19, compared to $0.16 for the same period of 2005, an 18.7% increase. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2006 were 1.25% and 16.23%, respectively, compared with 1.29% and 16.30%, respectively, for the second quarter of 2005.
Net income for the six-month period ended June 30, 2006 totaled $3,281,000, an increase of 15.2% over net income of $2,847,000 reported for the same six-month period ended June 30, 2005. On the same basis, diluted earnings per common share for the six-months ended June 30, 2006 was $0.37, compared to $0.31 for the same six-month period in 2005, a 19.4% increase. ROA was 1.25% and ROE was 15.94% for the first six-months of 2006 compared with 1.26% and 16.26%, respectively, for the same six-month period of 2005.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2006 was $5.67 million compared with $4.86 million for the same period in 2005, an increase of 16.7%. Net interest income for the six-months ended June 30, 2006 was $11.09 million compared with $9.72 million for the same six-month period in 2005, an increase of 14.1%.
Average earning assets for the six-months ended June 30, 2006 increased $73.1 million or 17.3% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $50.0 million or 15.1% on average compared with the prior year period. Average securities including federal funds sold increased $23.0 million or 25.0% over the prior period. Overall, the yield on earning assets increased to 7.14% for the six-month period ended June 30, 2006 compared to 6.07% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates, additional available funds being invested into the security portfolio while current loan yields continue to rise with the prime rate.
Average interest-bearing liabilities for the six-months ended June 30, 2006 increased $74.1 million or 22.2% compared with the prior year period. Average non-interest bearing deposits increased by $1.6 million or 2.1% over the prior year six-month period. Average borrowings increased $51.7 million compared with the prior year period, partially related to an increase in repurchase agreements and the second issuance of trust preferred securities. Borrowings are repaid as core deposit growth increases.
The overall cost of interest-bearing liabilities for the first six-months 2006 was 3.26% compared with 1.88% for the first six-months of 2005. The increase was primarily a result of increases in the interest paid on interest-bearing liabilities and longer-term fixed rate borrowings. The net effect of the changes discussed above resulted in an increase of $1.4 million or 14.1% in net interest income for the six-month period ended June 30, 2006 from the same period in 2005. Net interest margin decreased twelve basis points to 4.47% from 4.59% for the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2006, the Company had overnight investments of $14.2 million and available lines of credit of at the Federal Home Loan bank of approximately $50.1 million, and two federal funds borrowing line with correspondent banks of $15.0 million.
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
Total stockholders’ equity increased from December 31, 2005 by $1.8 million to $40.9 million at June 30, 2006. The increase was a result of earnings of $3.3 million, $429,757 from exercises of stock options, including tax benefits. The increase is partially offset by a decrease in accumulated other comprehensive income of approximately $676,541, and dividends paid to shareholders of $1.2 million.

			Well	Minimum
		Actual	Capitalized	Capital
June 30, 2006	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$52,921,000	9.62%	n/a	4.0%
Tier 1 Risk-Based	52,921,000	11.36%	n/a	4.0%
Total Risk-Based	57,822,641	12.41%	n/a	8.0%

Redding Bank of Commerce
Leverage	$53,415,878	9.88%	5.0%	4.0%
Tier 1 Risk-Based	53,415,878	11.47%	6.0%	4.0%
Total Risk-Based	58,317,519	12.52%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2006, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At June 30, 2006, the Bank had $80 million in FHLB term advances outstanding at an average rate of 5.24% compared to $30 million at an average rate of 3.33% at June 30, 2005.

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
Provision for loan losses were $154,000 for the six-months ended June 30, 2006 compared with $354,000 for the same period of 2005. Redding Bank of Commerce’s allowance for loan losses was 1.11% of total loans at June 30, 2006 and 1.20% at June 30, 2005, while its ratio of non-performing assets to total assets was 0.00% at June 30, 2006, compared to 0.44% at June 30, 2005. Year-to-date net recoveries of $31,085 compare favorably to net charge-offs of $72,931 related to one credit which was written down during the same period last year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$381,070	$15,380	8.07%	$331,057	$11,247	6.79%
Tax-exempt Securities	14,911	263	3.53%	7,910	131	3.31%
US Government Securities	84,890	1,726	4.07%	72,160	1,308	3.63%
Federal Funds Sold	11,463	275	4.80%	12,196	165	2.71%
Other Securities	4,053	88	4.34%	0	0	0.00%

Average Earning Assets	$496,387	$17,732	7.14%	$423,323	$12,851	6.07%

Cash & Due From Banks	$14,078			$15,032
Bank Premises	6,249			5,526
Allowance for Loan and Lease Losses	(4,372)			(4,042)
Other Assets	14,537			11,230

Average Total Assets	$526,879			$451,069

Interest Bearing Liabilities
Demand Interest Bearing	$104,439	$519	0.99%	$111,006	$412	0.74%
Savings Deposits	26,736	140	1.05%	25,361	71	0.56%
Certificates of Deposit	172,074	3,421	3.98%	145,370	1,861	2.56%
Repurchase Agreements	25,972	466	3.59%	12,723	118	1.85%
FHLB Borrowings	63,370	1,574	4.93%	34,033	511	2.96%
Trust Preferred Borrowings	15,000	524	7.16%	5,000	161	6.72%

Average Interest Bearing Liabilities	407,591	$6,644	3.26%	333,493	$3,134	1.88%

Non interest Demand	77,213			75,631
Other Liabilities	5,903			6,928
Shareholder Equity	36,172			35,017

Average Liabilities and Stockholders’’ Equity	$526,879			$451,069

Net Interest Income and Net Interest Margin		$11,088	4.47%		$9,717	4.59%

Interest income on loans includes fee income of approximately $272,900 and $621,000 for the period ended June 30, 2006 and 2005 respectively. The Company’s average total assets increased to $496.4 million at June 30, 2006 compared to $423.3 million for the same period in 2005, a $73.1 million increase or 17.3%.
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
Table 2. Analysis of Changes in Net Interest Income and Interest Expense
(Unaudited)

	June 30, 2006 over June 30, 2005
(Dollars in thousands)	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$2,019	$2,114	$4,133
Tax-exempt Securities	123	9	132
US Government Securities	259	159	418
Federal Funds Sold	(18)	128	110
Other Securities	88	0	88

Total Increase	$2,471	$2,410	$4,881

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$(33)	$140	$107
Savings Deposits	7	62	69
Certificates of Deposit	531	1,029	1,560
Repurchase Agreements	238	110	348
FHLB Borrowings	723	340	1,063
Trust Preferred Borrowings	358	5	363

Total Increase	$1,824	$1,686	$3,510

Net Increase	$647	$724	$1,371

Net interest income for the quarter ended June 30, 2006 was $5.67 million compared with $4.86 million for the same period in 2005, an increase of 16.7%. Net interest income for the six-months ended June 30, 2006 was $11.09 million compared with $9.72 million for the same six-month period in 2005, an increase of 14.1%.
Average earning assets for the six-months ended June 30, 2006 increased $73.1 million or 17.3% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $50.0 million or 15.1% on average compared with the prior year period. Average securities including federal funds sold increased $23.0 million or 25.0% over the prior period. Overall, the yield on earning assets increased to 7.14% for the six-month period compared to 6.07% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates, additional available funds being invested into the security portfolio while current loan yields continue to rise with the prime rate index.
The overall cost of interest-bearing liabilities for the first six-months 2006 was 3.26% compared with 1.88% for the first six-months of 2005, a 76.9% increase. The increase was primarily a result of increases in the interest paid on interest-bearing liabilities and longer-term borrowings. The net effect of the changes discussed above resulted in an increase of $1.4 million or 14.1% in net interest income for the six-month period ended June 30, 2006 from the same period in 2005. Net interest margin decreased twelve basis points to 4.47% from 4.59% for the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Noninterest income

Service charges on deposit accounts	$86	$102	$174	$205
Payroll and benefit processing fees	89	84	198	183
Earnings on cash surrender value - Bank owned insurance	98	53	151	104
Net gain on sale of securities available-for-sale	0	0	0	(2)
Net gain on sale of loans	0	49	0	68
Merchant credit card service income, net	93	78	170	177
Mortgage brokerage fee income	35	71	52	157
Other Income	111	111	214	198

Total Noninterest income	$512	$548	$959	$1,090

Noninterest income decreased $36,000 or 6.6% for the quarter ended June 30, 2006 over June 30, 2005. The decrease is related to the prior years gain on sale of loans totaling $49,000. No sales have occurred during the first two quarters of 2006.
Noninterest income decreased $131,000 or 12.0% for the six-months ended June 30, 2006 over June 30, 2005. The decrease for the six-month period is related to gain on sale of loans during the prior period of $68,000 coupled with a decrease 67% decrease in mortgage brokerage fee income over the prior year.
Noninterest Expense

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Noninterest Expense
Salaries and related benefits	$1,996	$1,645	$3,874	$3,338
Occupancy and equipment expense	448	349	883	736
FDIC insurance premium	12	13	24	25
Data processing fees	58	97	116	138
Professional service fees	150	173	354	378
Payroll and Benefit fees	25	26	54	62
Deferred compensation expense	90	76	178	149
Stationery and Supplies	49	45	109	119
Postage	34	26	65	54
Directors’ expense	65	84	125	143
Other expenses	383	353	766	665

Total Noninterest expense	$3,310	$2,887	$6,548	$5,807

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest expense for the quarter ended June 30, 2006 was $3.3 million, an increase of $423,000 or 14.6% over the same period a year ago. Salaries and employee benefits increased $351,000 or 21.3% over the same period a year ago, representative of increases to staffing in support of the new Sutter Bank of Commerce and increases in the profit sharing component of the expense item. Additionally, occupancy and equipment expenses are up 28.4% or $99,000 in support of the new office.
Non-interest expense for the six-months ended June 30, 2006 was $6.5 million compared to $5.8 million in the same period a year ago, an increase of $741,000 or 12.8% over the same six-month period a year ago. Salaries and employee benefits increased $536,000 or 16.1% over the same six-month period a year ago and occupancy and equipment expenses are up 20.0% or $147,000 for the reasons mentioned above.
Income Taxes
The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Income Taxes	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Tax provision	$1,044	$874	$2,064	$1,799
Effective tax rate	38.2%	37.3%	38.6%	38.7%

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
Income tax expense for the second quarter 2006 was $1,044,000 as compared to $874,000 for the second quarter period in 2005. The increase in tax expense is attributed to increased production and earnings for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset Quality
The Company concentrates its lending activities primarily within in El Dorado, Placer, Sacramento and Shasta Counties, California, and the location of the Bank’s five full service branches, specifically identified as Upstate California.
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	June 30, 2006	December 31, 2005
Commercial and financial loans	$129,196	$115,401
Real estate-construction loans	112,713	100,786
Real estate-commercial	143,326	133,510
Real estate-other	14,942	13,790
Real estate-mortgage	3,477	3,669
Installment	171	439
Other loans	2,282	446
Less:
Net deferred loan fees	(420)	(420)
Allowance for loan losses	(4,502)	(4,316)

Total net loans	$401,185	$363,305

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
Net portfolio loans have increased to $401.2 million, up $37.9 million or 10.4% at June 30, 2006 over $363.3 million at December 31, 2005. The portfolio mix reflects increases in production in commercial and financial loans, real estate construction and real estate commercial. Installment and real estate mortgage loans have declined. The balance of the portfolio remains relatively consistent with the mix at December 31, 2005, with commercial and financial loans of approximately 32%, real estate construction of 28% and commercial real estate at 36%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $0 and $3.2 million in impaired loans that had impairment allowances of $0 and $291,723 as of June 30, 2006 and December 31, 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	June 30, 2006	December 31, 2005
Nonaccrual loans	$0	$372
90 days past due and still accruing interest	0	0

Total nonaccrual loans	0	372
Other Real Estate Owned	0	0

Total non performing assets	$0	$372

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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Allowance for Loan Losses	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Beginning balance for Loan Losses	$4,295	$4,043	$4,316	$3,866
Provision for Loan Losses	143	177	154	354
Charge offs:
Commercial	(120)	(77)	(269)	(77)
Real Estate	(0)	(0)	(0)	(0)
Other	(1)	(0)	(1)	(0)

Total Charge offs	(121)	(77)	(270)	(77)

Recoveries:
Commercial	180	5	296	5
Real Estate	0	0	0	0
Other	5	0	6	0

Total Recoveries	185	5	302	5

Ending Balance	$4,502	$4,148	$4,502	$4,148
ALLL to total loans	1.11%	1.20%	1.11%	1.20%
Net Charge offs to average loans	0.00%	0.02%	0.00%	0.02%

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
Total available-for-sale securities increased $3.4 million or 3.6% at June 30, 2006 compared to December 31, 2005, as maturities were reinvested. As of June 30, 2006, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $14.5 million for deposits of public funds, approximately $32.5 million for collateralized repurchase agreements and $35.0 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of June 30, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$44,337	$0	$(1,314)	$43,023
Obligations of state and political subdivisions	13,941	20	(267)	13,694
Mortgage backed securities	38,371	0	(1,718)	36,653
Other securities	4,060	0	(64)	3,996

Total	$100,709	$20	$(3,363)	$97,366

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars in thousands)	as of June 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$28,940	$4	$(509)	$28,435
Obligations of state and political subdivisions	6,369	44	(97)	6,316
Mortgage backed securities	38,366	0	(408)	37,958

Total	$73,675	$48	$(1,014)	$72,709

Economic factors may affect market pricing over the stated maturity of the security. The unrealized losses associated with securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AA on the overall securities portfolio. As of June 30, 2006, eighty-eight securities were in a loss position. Management has evaluated each security in an unrealized loss position to determine if the impairment is other-than-temporary. Management has determined that no security is other than temporarily impaired. The unrealized losses are due to interest rate changes and the Company has the ability and intent to hold all securities with identified impairments to the earlier of the forecasted recovery or the maturity of the underlying security.

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
Interest rate risk represents the most significant market risk exposure to our financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rates risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Lending and deposit taking create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever changing market conditions is mitigated using the ALM process. The Company does not operate a trading account, currently does not hold any financial derivatives, and does not hold a position with exposure to foreign currency exchange or commodities. The Company faces market risk through interest rate volatility.
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
The formal policies and practices adopted by the Company to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 200 basis points. Because of the Company’s predisposition to variable rate pricing and noninterest bearing demand deposit accounts, the Company is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company’s net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company’s net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Company is asset sensitive, the Company is adversely affected by declining rates rather than rising rates. At June 30, 2006 the Company remained positioned for future rising interest rates and curve flattening.

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At June 30, 2006, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $497,823 and $939,431, respectively. At December 31, 2005, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,480,382 and $3,139,893, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
The Annual Shareholder meeting of the Registrant was held on May 16, 2006.
6,749,849 shares or 77% of the outstanding voting stock was available for quorum.
Proposal #1 = 6,729,139 or 77% voted for the election of eleven directors named in the proxy statement for terms expiring on the date of the annual meeting in 2007.
Proposal #2 = 6,412,346 or 74% voted to amend the Company’s Articles of Incorporation to increase the number of shares authorized from 10,000,000 to 50,000,000
6,721,716 or 77% of the outstanding voting stock voted for the ratification of the appointment of Moss Adams, LLP as the Company’s independent auditors.
Item 5. Other Information
Item 6. Exhibits
(31.1) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
(31.2) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
(32.0) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
SIGNATURES
Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: August 3, 2006	/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer