Form 10-Q
period 2006-09-30
Bank of Commerce Holdings
filed 2006-11-03
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐                                          Accelerated filer ☐                                           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of September 29, 2006: 8,926,842

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
Amounts in thousands, except per share data	2006	2005	2005
ASSETS
Cash and due from banks	$17,535	$17,436	$14,759
Federal funds sold and securities purchased under agreements to resell	28,010	9,120	8,550

Cash and cash equivalents	45,545	26,556	23,309
Securities available-for-sale (including pledged collateral of $74,022 at September 30, 2006; $50,102 at December 31, 2005 and $52,988 at September 30, 2005)	97,614	94,014	98,107
Securities held-to-maturity, at cost (estimated fair value of $10,788 at September 30, 2006, $6,881 at December 31, 2005 and $5,834 at September 30, 2005)	10,841	6,933	5,813
Loans, net of the allowance for loan losses of $4,753 at September 30, 2006, $4,316 at December 31, 2005 and $4,251 at September 30, 2005	403,657	363,305	342,004
Bank premises and equipment, net	7,350	5,631	5,547
Other assets	20,211	15,205	13,228

TOTAL ASSETS	$585,218	$511,644	$488,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$81,125	$86,219	$80,516
Demand — interest bearing	111,439	109,101	116,137
Savings	22,610	27,540	26,078
Certificates of deposits	214,019	149,256	150,260

Total deposits	429,193	372,116	372,991

Securities sold under agreements to repurchase	35,260	22,886	20,461
Federal Home Loan Bank borrowings	55,000	55,000	35,000
Other liabilities	6,352	7,194	5,809
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	15,465	15,310	15,310

Total Liabilities	541,270	472,506	449,571

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2006 and 2005	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,926,842 shares issued and outstanding at September 30, 2006, 8,657,896 at December 31, 2005 and 8,654,896 at September 30, 2005	12,416	11,009	10,998
Retained earnings	32,526	29,419	28,240
Accumulated other comprehensive (loss), net of tax	(994)	(1,290)	(801)

Total Stockholders’ equity	43,948	39,138	38,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,218	$511,644	$488,008

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and nine months ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
Amounts in thousands, except for per share data	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Interest income:
Interest and fees on loans	$8,501	$6,146	$23,881	$17,393
Interest on tax exempt securities	231	99	494	230
Interest on U.S. government securities	849	718	2,575	2,026
Interest on federal funds sold and securities purchased under agreements to resell	383	220	658	385
Interest on other securities	25	16	113	16

Total interest income	9,989	7,199	27,721	20,050

Interest expense:
Interest on demand deposits	449	276	968	688
Interest on savings deposits	69	56	209	127
Interest on time deposits	2,423	1,190	5,844	3,051
Securities sold under agreements to repurchase	328	146	794	264
Interest on FHLB and other borrowing expense	918	235	2,492	746
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	272	171	796	332

Total interest expense	4,459	2,074	11,103	5,208

Net interest income	5,530	5,125	16,618	14,842
Provision for loan and lease losses	72	88	226	442

Net interest income after provision for loan losses	5,458	5,037	16,392	14,400

Noninterest income:
Service charges on deposit accounts	81	98	255	303
Payroll and benefit processing fees	89	81	287	264
Earnings on cash surrender value - Bank owned life insurance	80	52	231	156
Net loss on sale of securities available-for-sale	(171)	0	(171)	(2)
Net gain on sale of loans	90	23	90	91
Merchant credit card service income, net	110	91	280	268
Mortgage brokerage fee income	32	85	84	242
Other income	117	85	331	283

Total non-interest income	428	515	1,387	1,605

Noninterest expense:
Salaries and related benefits	1,996	1,750	5,870	5,088
Occupancy and equipment expense	467	437	1,350	1,173
FDIC insurance premium	12	11	36	36
Data processing fees	53	71	169	209
Professional service fees	149	199	503	577
Payroll and Benefit fees	24	24	78	86
Deferred compensation expense	94	85	272	234
Stationery and Supplies	71	40	180	159
Postage	26	45	91	84
Directors’ expense	45	30	170	188
Other expenses	362	403	1,128	1,068

Total non-interest expense	3,299	3,095	9,847	8,902

Income before provision for income taxes	2,587	2,457	7,932	7,103
Provision for income taxes	915	897	2,979	2,696

Net Income	$1,672	$1,560	$4,953	$4,407

Basic earnings per share	$0.19	$0.18	$0.57	$0.51
Weighted average shares — basic	8,764	8,619	8,723	8,582
Diluted earnings per share	$0.19	$0.18	$0.55	$0.50
Weighted average shares — diluted	8,937	8,874	8,945	8,911
See accompanying notes to condensed consolidated financial statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2006 and 2005

	September 30,	September 30,
Dollars in thousands	2006	2005
Cash flows from operating activities:
Net Income	$4,953	$4,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	226	442
Provision for depreciation and amortization	516	421
Compensation expense associated with stock options	40	4
Tax benefits from the exercise of stock options	(560)	(304)
Loss on sale of securities available for sale	171	2
Amortization of investment premiums and accretion of discounts, net	8	100
Gain on sale of loans	(90)	(91)
Proceeds from sales of loans	2,090	2,351
Loans originated for sale	(2,000)	(2,260)
Effect of changes in:
Other assets	(5,119)	(231)
Deferred loan fees	(43)	(302)
Other liabilities	(842)	(2,266)

Net cash (used in) /provided by operating activities	(650)	2,273

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	8,100	20,005
Proceeds from sales of available-for-sale securities	10,258	121
Proceeds from maturities of held-to-maturity securities	518	141
Purchases of available-for-sale securities	(26,155)	(42,426)
Loan originations, net of principal repayments	(40,535)	(23,343)
Purchases of premises and equipment	(2,236)	(483)

Net cash used by investing activities	(50,050)	(45,985)

Cash flows from financing activities:
Net increase in deposits	57,077	20,112
Net increase in securities sold under agreement to repurchase	12,376	18,457
Proceeds from Federal Home Loan Bank advances	70,000	38,000
Repayments of Federal Home Loan Bank advances	(70,000)	(38,000)
Dividends paid on common stock	(1,846)	(1,550)
Excess tax benefits from the exercise of stock options	560	0
Proceeds from stock options exercised	840	457
Tax benefits from the exercise of stock options	527	304
Net cash from Trust Preferred	155	10,000

Net cash provided by financing activities	69,689	47,780

Net increase in cash and cash equivalents	18,989	4,068

Cash and cash equivalents, beginning of period	26,556	19,241

Cash and cash equivalents, end of period	$45,545	$23,309

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,936	$2,582
Interest	10,851	4,979
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
Recent Accounting pronouncements
On July 13, 2006, the FASB issued the Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes – (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for income taxes(FAS 109). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. The guidance contained in FIN 48 also applies to pass-through entities, nontaxable entities, and entities whose tax liability is subject to 100% credit for dividends paid (i.e., real estate investment companies and registered investment companies).
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect of the interpretation on the Company’s results of operations and financial condition.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss, and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of re-measuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 156.
On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS No. 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement on the Company’s results of operations and financial condition.
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005

Basic EPS Calculation:

Numerator (net income)	$1,672	$1,560	$4,953	$4,407

Denominator (average common shares outstanding)	8,764	8,619	8,723	8,582
Basic earnings per Share	$0.19	$0.18	$0.57	$0.51

Diluted EPS Calculation:
Numerator (net income)	$1,672	$1,560	$4,953	$4,407
Denominator:
Average common shares outstanding	8,764	8,619	8,723	8,582
Options	173	255	222	329

	8,937	8,874	8,945	8,911
Diluted earnings per Share	$0.19	$0.18	$0.55	$0.50

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Stock Option Plan
The Company adopted Statement of Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment,” on January 1, 2006. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments. The cost is determined based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the service period of the award. Under the ‘modified prospective’ transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company elected to follow APB 25 and related interpretations in accounting for our employee stock options. The Company adopted FAS 123R using the modified prospective method. Under this transition method, stock option expense for the first quarter of 2006 included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as any share-based payments granted subsequent to December 31, 2005. This compensation expense is measured on the date of grant using an option-pricing model. The option-pricing model is based on certain assumptions, and changes to those assumptions may result in different fair value estimates. Prior to January 1, 2006, under APB 25, the Company accounted for stock options using the intrinsic value method and no compensation expense was recognized, as the grant price was equal to the strike price. In accordance with SFAS 123R, the Company provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during 2005.
Through the third quarter of 2006, stock option compensation expense charged against income was $35,948 ($21,152 net of tax), or less than one cent per diluted share. At September 30, 2006, there was $137,382 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. One new option was granted through the third quarter of 2006.
The following table illustrates the effect on net income and earnings per common share had the fair value-based method been applied to all outstanding and unvested awards for the three months and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September	September
	30,2005	30,2005
Net income
As reported	$1,560	$4,407
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(147)
Pro forma net income	$1,523	$4,260

Earnings per share:

Basic — as reported	$0.18	$0.51

Basic — pro forma	$0.18	$0.50

Diluted — as reported	$0.18	$0.50

Diluted — pro forma	$0.17	$0.48

In determining the pro forma disclosures in the previous table, the fair value of options granted was estimated on the date of grant using an option-pricing model and assumptions appropriate to each plan. The weighted average grant fair values of the options granted are based on the assumptions below.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2005	September 19, 2006

Risk-free interest rate	3.92%	4.75%
Dividend Yield	2.49%	2.67%
Volatility	32.36%	32.98%
Expected lives (years)	7	7

Weighted average grant-date fair value per share of options granted	$3.35	$3.33
Description of stock-based compensation plan
On February 17, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “Plan”) which was approved by the Company’s stockholders on April 21, 1998. The Plan provides for awards in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. The strike price of NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant.
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
Activity in stock-based compensation plan
The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding, January 1, 2006	608,316	$5.20

Granted	20,000	$10.40	$—
Exercised	(268,946)	$3.12	$1,933,722
Forfeited	(1,425)	$10.60	$—

Options outstanding, September 30, 2006	357,945	$5.24	$70,461

Exercisable at September 30, 2006	312,831	$6.01	$1,348,301
At September 30, 2006, 104,740 shares were available for future grants under the Plan. As of September 30, 2006, 312,831 shares were available to be exercised. The weighted average grant exercise price at September 30, 2006 was $6.01. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the nine months ended September 30, 2006 was $1,933,722.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     Additional information regarding options outstanding as of September 30, 2006 is as follows:

		Weighted Average
		Remaining Contractual
Exercise Price	Options Outstanding	life (Years)	Options Exercisable

$2.75	43,350	1.3	43,350
$3.23	42,160	1.3	42,160
$5.42	29,250	4.4	29,250
$6.67	59,500	4.6	59,500
$7.30	55,130	5.5	44,104
$6.75	13,500	6.0	8,100
$10.72	7,500	7.4	7,500
$10.60	72,075	7.5	72,075
$10.76	3,000	7.9	3,000
$9.11	6,480	7.3	2,592
$11.59	3,500	8.4	700
$10.20	2,500	8.4	500
$10.40	20,000	9.7	0

	357,945	6.2	312,831
During the nine months ended September 30, 2006 and 2005 the Company realized income tax benefits of $559,729 and $303,998 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash used in operating activities in the consolidated statements of cash flow for the same period.
During the nine months ended September 30, 2006 and 2005 the Company received cash of $839,873 and $457,310 respectively, upon exercise of stock-based compensation arrangements.
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net Income as reported	$1,672	$1,560	$4,953	$4,407
Components of other comprehensive income:
Unrealized gains arising during the period on derivative transactions	235	0	235	0
Unrealized (losses) gains arising during the period on investment securities available-for-sale	1,242	(327)	(4)	(661)
Less: Income tax benefit related to unrealized (losses) gains on comprehensive income	(676)	95	(106)	193
Reclassification adjustment for loss on available-for-sale securities	171	0	171	2

Total other comprehensive income	972	(232)	296	(466)

Total comprehensive income	$2,644	$1,328	$5,249	$3,941

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2006 was 8.81%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
The Notes mature on September 15, 2035, but may be redeemed at the Company’s option at any time on or after September 15, 2010, or at any time upon certain events, such as a change in the regulatory capital treatment of the Notes, the Trust being deemed to be an investment company, or the occurrence of certain adverse tax events. In each case, the Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
7.	Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2006 are below:

(Dollars in thousands)

2006	$110
2007	$475
2008	$500
2009	$448
2010	$400
Thereafter	$437

Total	$2,370

Minimum rental due in the future Under non-cancelable subleases	$28

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
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $55,000,000 as September 30, 2006 and $35,000,000 as of September 30, 2005. The FHLB advances bear fixed and floating rates of interest ranging from 5.22% to 5.47%. Interest is payable either monthly or quarterly. The following table illustrates borrowings outstanding at the end of the period:

Advance #	Amount	Interest Rate	Maturity

#059277	$10,000,000	5.43%	01/24/2008
#077115	$10,000,000	5.39%	11/27/2006
#080890	$10,000,000	5.47%	11/24/2011
#087416	$ 5,000,000	5.23%	04/28/2008
#087272	$ 5,000,000	5.22%	10/24/2006
#077383	$15,000,000	5.39%	11/30/2007

	$55,000,000
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment of $3,804,300 in FHLB stock and pledge collateral of $52,190,768 in real estate mortgage loans as of September 30, 2006. At September 30, 2006, the Bank had available borrowing lines at the FHLB of $85,068,750 and additional federal fund borrowing lines at two correspondent banks totaling $15,000,000.

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
The Company’s commitments to extend credit are illustrated below:

	September 30, 2006	September 30, 2005

Commitment lines of credit	$155,898,477	$125,925,924
Standby letters of credit	14,211,847	10,029,239
Guaranteed commitments outstanding	1,248,000	0

	$171,358,324	$135,955,163

Derivative Financial Instruments and Hedging Activities - As part of the overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the third quarter of 2006, the Company entered into an interest rate swap agreement for the purpose of minimizing interest rate fluctuations on its interest rate margin and equity.
Under the interest rate swap agreement, the company received a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS no. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets is recorded in other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income.
The hedge has a notional value of $100 million, matures in June 2009, and has a duration of approximately 36 months. As of September 30, 2006, the gain amounts in accumulated other comprehensive income associated with these cash flows totaled $138,342 (net of tax of $97,000).

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
The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2005 to September 30, 2006. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2006, compared to the same period in 2005. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Corporate Overview
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982, (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce, Roseville Bank of Commerce, Sutter Bank of Commerce and Bank of Commerce Mortgage, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust I and II. During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2006 was 8.81%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
$10 million of the issuance will qualify as Tier 1 or Tier II capital under Federal Reserve Board guidelines. $10 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.12%.
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
On March 18, 2004, RBC Mortgage Services, an affiliate of Redding Bank of Commerce and a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The subsidiary has an affiliated business, BWC Mortgage Services. Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products. Additionally, BWC Mortgage Services manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage pays ten percent of gross premiums earned to BWC Mortgage Services. On July 1, 2004, Bank of Commerce Mortgage relocated to its permanent location at 1024 Mistletoe Lane, Redding, California.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
On August 26, 2005, the Company received approval from the Federal Deposit Insurance Corporation to open a branch in the Yuba City market. The branch is entitled “Sutter Bank of Commerce, a division of Redding Bank of Commerce.” A lease has been secured for 950 Tharp Road, Suite 800, Yuba City, California. The office opened for business on Monday, April 10, 2006.
The Company is building an Administrative and Information Technology center during 2006. Ground breaking on the project began in February 2006 and is expected to take ten months to completion. The building will be approximately 12,000 square feet and will be built on property already owned by the Company. The budget for the building is approximately $3.7 million.
On March 20, 2006, the Board of Directors declared a $0.07 cent per share quarterly dividend payable to shareholders of record as of March 31, 2006, payable on April 7, 2006. The annual shareholder meeting of the Company was held on May 16, 2006. The Company’s Articles of Incorporation were amended to increase the number of shares authorized from 10,000,000 to 50,000,000. On June 20, 2006, the Board of Directors declared a $0.07 cent per share quarterly dividend payable to shareholders of record as of June 30, 2006, payable on July 7, 2006. On September 20, 2006, the Board of Directors declared a $0.07 cent per share quarterly dividend payable to shareholders of record as of September 29, 2006, payable on October 13, 2006. On September 25, 2006, the board of Directors announced a Stock Repurchase plan of up to 2.2% of the Company’s outstanding shares.
The Holding Company’s principal source of income is dividends from its subsidiaries. The Holding Company conducts its corporate business operations at the administrative office of the Bank located at 1951 Churn Creek Road, Redding, California 96002. The Company conducts its business operations in three geographic market areas, Redding, Roseville and Yuba City California. The Company considers Upstate California to be the major market area of the Bank.
The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sutter, Sacramento, and Yuba, California. Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Products such as checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, commercial, construction, and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities.
The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll accounting packages, benefit administration and billing services. The Bank currently does not offer trust services or international banking services. The services offered by the Mortgage Company include single and multi-family residential residence new financing, refinancing and equity lines of credit and equity term loans.
Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction and (iii) commercial and residential real estate. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank and are secured by real estate. See “Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2005 Annual Report on Form 10-K. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory as collateral for loans. The Company’s goal is to be a premier provider of financial services to the business and professional community of its major market area including Small Business Administration (“SBA”) loans, commercial building financing, bank card services, payroll accounting packages, lock box and billing programs. The Company measures premier performance by monitoring key operating ratios to high performing peer information on a national level, and models strategies to meet or exceed such goals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Lending Risks Associated with Commercial Banking and Construction Activities
The business strategy of the Company is to focus on commercial, single family and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a greater degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. Although the Company manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
Dependence on Real Estate
At September 30, 2006, approximately 70% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, or could be adversely affected by any future economic recession and any resulting adverse impact on the real estate market in California.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At September 30, 2006, commercial real estate and construction loans comprised approximately 38% and 28%, respectively, of the total loans in the portfolio of the Company. At September 30, 2006, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Potential Volatility of Deposits
At September 30, 2006, time certificates of deposit in excess of $100,000 represented approximately 30.0% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $55.7 million of the $128.7 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Sutter, Shasta, Sacramento and Sutter, and are likely to remain so for the foreseeable future. At September 30, 2006, approximately 70% of the Bank’s loan portfolio consisted of real estate related loans, most of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
Reliance on Key Employees and Others
As of September 30, 2006, the Company employed 125 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to five of its officers in conjunction with a salary continuation plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was approximately $4.8 million, or 1.16% of total loans at September 30, 2006. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the second quarter of 2006. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations.
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
Shares Eligible for Future Sale
As of September 30, 2006, the Company had 8,926,842 shares of Common Stock outstanding, of which 5,975,954 shares are eligible for sale in the public market without restriction and 2,950,888 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 357,945 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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
During 2006 the Company began construction on an Administrative and Information Technology center on property already owned adjacent to the Churn Creek office. Ground breaking began in February 2006 and the project is expected to be completed by January 1, 2007. The budget for this project is approximately $3.7 million.
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
Dilution
The Company has issued options to purchase shares of the Company’s common stock at prices equal to 85% to 100% of the fair market value of the Company’s Common Stock on the date of grant. As of September 30, 2006, the Company had outstanding options to purchase an aggregate of 357,945 shares of Common Stock at exercise prices ranging from $2.75 to $11.59 per share, or a weighted average exercise price per share of $5.24. To the extent such options are exercised, stockholders of the Company will experience dilution.
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
Sources of Income
The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The profitability of the Bank depends to a great extent on net interest income. Interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Bank’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Bank is considered asset sensitive. As a result, the Company is adversely affected by declining interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Financial Highlights — Results of Operations
Net income for the third quarter of 2006 totaled $1,672,000 an increase of 7.2% from the $1,560,000 reported for the same quarterly period of 2005. On the same basis, diluted earnings per common share for the third quarter of 2006 were $0.19, compared to $0.18 for the same period of 2005, a 5.6% increase. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2006 were 1.17% and 15.11%, respectively, compared with 1.31% and 17.75%, respectively, for the third quarter of 2005.
Net income for the nine-month period ended September 30, 2006 totaled $4,953,000, an increase of 12.4% over net income of $4,407,000 reported for the same nine-month period ended September 30, 2005. On the same basis, diluted earnings per common share for the nine-months ended September 30, 2006 was $0.55, compared to $0.50 for the same nine-month period in 2005, a 10.0% increase. ROA was 1.22% and ROE was 15.28% for the first nine-months of 2006 compared with 1.28% and 18.50%, respectively, for the same nine-month period of 2005.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2006 was $5.5 million compared with $5.1 million for the same period in 2005, an increase of 7.9%. Net interest income for the nine-months ended September 30, 2006 was $16.6 million compared with $14.8 million for the same nine-month period in 2005, an increase of 12.2%.
Average earning assets for the nine-months ended September 30, 2006 increased $79.0 million or 18.3% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $56.4 million or 17.0% on average compared with the prior year period. Average securities including federal funds sold increased $22.6 million or 23.0% over the prior period. Overall, the yield on earning assets increased to 7.23% for the nine-month period ended September 30, 2006 compared to 6.19% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates, additional available funds being invested into the security portfolio while current loan yields continue to rise with the prime rate.
Average interest-bearing liabilities for the nine-months ended September 30, 2006 increased $77.5 million or 22.6% compared with the prior year period. Average non-interest bearing deposits decreased by $1.2 million or 1.5% over the prior year nine-month period. Average borrowings increased $49.9 million compared with the prior year period, partially related to an increase in repurchase agreements and the second issuance of trust preferred securities. Borrowings are repaid as core deposit growth increases.
The overall cost of interest-bearing liabilities for the first nine-months 2006 was 3.51% compared with 2.02% for the first nine-months of 2005. The increase was primarily a result of increases in the interest paid on interest-bearing liabilities and longer-term fixed rate borrowings. The net effect of the changes discussed above resulted in an increase of $1.8 million or 12.0% in net interest income for the nine-month period ended September 30, 2006 from the same period in 2005. Net interest margin decreased twenty five basis points to 4.33% from 4.58% for the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2006, the Company had overnight investments of $45.5 million and available lines of credit of at the Federal Home Loan bank of approximately $85.1 million, and two federal funds borrowing line with correspondent banks of $15.0 million.
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
Total stockholders’ equity increased from December 31, 2005 by $4.8 million to $43.9 million at September 30, 2006. The increase was a result of earnings of $5.0 million, $1.4 million from exercises of stock options, including tax benefits. The increase is partially offset dividends paid to shareholders of $1.8 million.

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2006	Capital	Ratio	Requirement	Requirement
The Company
Leverage	$54,942,252	9.99%	n/a	4.0%
Tier 1 Risk-Based	54,942,252	11.64%	n/a	4.0%
Total Risk-Based	60,092,573	12.73%	n/a	8.0%

Redding Bank of Commerce
Leverage	$53,132,814	9.28%	5.0%	4.0%
Tier 1 Risk-Based	53,132,814	11.25%	6.0%	4.0%
Total Risk-Based	58,283,135	12.34%	10.00%	8.0%
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2006, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At September 30, 2006, the Bank had $55 million in FHLB term advances outstanding at an average rate of 5.14% compared to $35 million at an average rate of 3.25% at September 30, 2005.

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
Provision for loan losses were $226,000 for the nine-months ended September 30, 2006 compared with $442,000 for the same period of 2005. Redding Bank of Commerce’s allowance for loan losses was 1.16% of total loans at September 30, 2006 and 1.23% at September 30, 2005, while its ratio of non-performing assets to total assets was 0.00% at September 30, 2006, compared to 0.44% at September 30, 2005. Year-to-date net recoveries of $210,765 compare favorably to net charge-offs of $57,000 for the same period last year.
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
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
			Yield/	Average		Yield/
	Average Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$388,886	$23,881	8.19%	$332,476	$17,393	6.98%
Tax-exempt Securities	18,059	494	3.65%	9,235	230	3.32%
US Government Securities	83,440	2,575	4.11%	73,162	2,026	3.69%
Federal Funds Sold	17,335	658	5.06%	16,818	385	3.05%
Other Securities	3,437	113	4.38%	488	16	4.37%

Average Earning Assets	$511,157	$27,721	7.23%	$432,179	$20,050	6.19%

Cash & Due From Banks	$14,161			$15,211
Bank Premises	6,500			5,543
Allowance for Loan and Lease Losses	(4,459)			(4,091)
Other Assets	14,969			11,188

Average Total Assets	$542,328			$460,030

Interest Bearing Liabilities
Demand Interest Bearing	$106,002	$968	1.22%	$112,259	$688	0.82%
Savings Deposits	25,095	209	1.11%	25,884	127	0.65%
Certificates of Deposit	182,478	5,844	4.27%	147,834	3,051	2.75%
Repurchase Agreements	28,010	794	3.78%	16,345	264	2.15%
FHLB Borrowings	64,597	2,492	5.14%	31,337	746	3.17%
Trust Preferred Borrowings	15,000	796	7.08%	10,000	332	4.43%

Average Interest Bearing Liabilities	421,182	$11,103	3.51%	343,659	$5,208	2.02%

Non interest Demand	78,388			79,612
Other Liabilities	4,547			5,003
Shareholder Equity	38,211			31,756

Average Liabilities and Stockholders’’ Equity	$542,328			$460,030

Net Interest Income and Net Interest Margin		$16,618	4.33%		$14,842	4.58%

Interest income on loans includes fee income of approximately $381,000 and $443,000 for the period ended September 30, 2006 and 2005 respectively. The Company’s average total assets increased to $542.3 million at September 30, 2006 compared to $460.0 million for the same period in 2005, a $82.3 million increase or 17.9%.
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
Table 2.
Analysis of Changes in Net Interest Income and Interest Expense
(Unaudited)

(Dollars in thousands)	September 30, 2006 over September 30, 2005
	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$4,472	$2,016	$6,488
Tax-exempt Securities	249	15	264
US Government Securities	394	155	549
Federal Funds Sold	104	169	273
Other Securities	97	0	97

Total Increase	$5,316	$2,355	$7,671

Increase(Decrease) In
Interest Expense
Interest Bearing Demand	$55	$225	$280
Savings Deposits	23	59	82
Certificates of Deposit	1,671	1,122	2,793
Repurchase Agreements	397	133	530
FHLB Borrowings	1,437	309	1,746
Trust Preferred Borrowings	332	132	464

Total Increase	$3,915	$1,980	$5,895

Net Increase	$1,401	$375	$1,776

Net interest income for the quarter ended September 30, 2006 was $5.5 million compared with $5.1 million for the same period in 2005, an increase of 7.9%. Net interest income for the nine-months ended September 30, 2006 was $16.6 million compared with $14.8 million for the same nine-month period in 2005, an increase of 12.2%.
Average earning assets for the nine-months ended September 30, 2006 increased $79.0 million or 18.3% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $56.4 million or 17.0% on average compared with the prior year period. Average securities including federal funds sold increased $22.6 million or 23.0% over the prior period. Overall, the yield on earning assets increased to 7.23% for the nine-month period compared to 6.19% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates, additional available funds being invested into the security portfolio while current loan yields continue to rise with the prime rate index.
The overall cost of interest-bearing liabilities for the first nine-months 2006 was 3.51% compared with 2.02% for the first nine-months of 2005. The increase was primarily a result of increases in the interest paid on interest-bearing liabilities and longer-term borrowings. The net effect of the changes discussed above resulted in an increase of $1.8 million or 12.0% in net interest income for the nine-month period ended September 30, 2006 from the same period in 2005. Net interest margin decreased twenty five basis points to 4.33% from 4.58% for the same period a year ago.

\

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Noninterest income

Service charges on deposit accounts	$81	$98	$255	$303
Payroll and benefit processing fees	89	81	287	264
Earnings on cash surrender value -
Bank owned insurance	80	52	231	156
Net loss on sale of securities available-for-sale	(171)	0	(171)	(2)
Net gain on sale of loans	90	23	90	91
Merchant credit card service income, net	110	91	280	268
Mortgage brokerage fee income	32	85	84	242
Other Income	117	85	331	283

Total Noninterest income	$428	$515	$1,387	$1,605

Noninterest income decreased $87,000 or 16.9% for the quarter ended September 30, 2006 over September 30, 2005. The most significant portion of the decline is a loss on the sale of available-for-sale securities. The ALCO Roundtable restructured the Investment portfolio to improve yield and protect income on the rate downside by extending maturities in the municipal market. Management believes that the net loss after tax will be fully recovered through investment earnings before the end of this year. The second most significant drop in quarterly earnings is the reduction in mortgage brokerage fee income from $85,000 in 2005 to $32,000 in 2006 reflective of the slowdown in the single family residential real estate market.
Noninterest income decreased $218,000 or 13.6% for the nine-months ended September 30, 2006 over September 30, 2005. The decrease for the nine-month period is specifically related to the investment sale strategy and lower earnings on mortgage brokerage fee income for the period.
Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2006	2005	2006	2005

Noninterest Expense
Salaries and related benefits	$1,996	$1,750	$5,870	$5,088
Occupancy and equipment expense	467	437	1,350	1,173
FDIC insurance premium	12	11	36	36
Data processing fees	53	71	169	209
Professional service fees	149	199	503	577
Payroll and Benefit fees	24	24	78	86
Deferred compensation expense	94	85	272	234
Stationery and Supplies	71	40	180	159
Postage	26	45	91	84
Directors’ expense	45	30	170	188
Other expenses	362	403	1,128	1,068

Total Noninterest expense	$3,299	$3,095	$9,847	$8,902

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest expense for the quarter ended September 30, 2006 was $3.3 million, an increase of $204,000 or 6.6% over the same period a year ago. Salaries and employee benefits increased $246,000 or 14.1% over the same period a year ago, representative of increases to staffing in support of the new Sutter Bank of Commerce and increases in the profit sharing component of the expense item.
Non-interest expense for the nine-months ended September 30, 2006 was $9.8 million compared to $8.9 million in the same period a year ago, an increase of $945,000 or 10.6% over the same nine-month period a year ago. Salaries and employee benefits increased $782,000 or 15.4% over the same nine-month period a year for the reasons mentioned above.
Income Taxes
The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The increase in the Company’s tax provision is attributable to decreases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Income Taxes	2006	2005	2006	2005

Tax provision	$915	$897	$2,979	$2,696
Effective tax rate	35.4%	36.5%	37.6%	38.0%
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
Provision for income tax for the third quarter 2006 was $915,000 as compared to $897,000 for the third quarter period in 2005. The increase in tax expense is attributed to increased production and earnings for the period. Reductions in the effective tax rate are related to investments in tax deductible municipal securities and increases in holdings of Company key life products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset Quality
The Company concentrates its lending activities primarily within in El Dorado, Placer, Sutter, Sacramento, Shasta and Yuba Counties, California, and the location of the Bank’s five full service branches, specifically identified as Upstate California.
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Portfolio Loans
Commercial and financial loans	$123,904	$115,401
Real estate-construction loans	111,352	100,786
Real estate-commercial	153,020	133,510
Real estate-other	14,238	13,790
Real estate-mortgage	3,210	3,669
Installment	222	439
Other loans	2,841	446
Less:
Net deferred loan fees	(377)	(420)
Allowance for loan losses	(4,753)	(4,316)

Total net loans	$403,657	$363,305

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
Net portfolio loans have increased to $403.7 million, up $40.4 million or 11.1% at September 30, 2006 compared to $363.3 million at December 31, 2005. The portfolio mix reflects increases in production in commercial and financial loans, real estate construction and real estate commercial. Installment and real estate mortgage loans have declined. The balance of the portfolio remains relatively consistent with the mix at December 31, 2005, with commercial and financial loans of approximately 31%, real estate construction of 28% and commercial real estate at 38%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $0 and $3.2 million in impaired loans that had impairment allowances of $0 and $291,723 as of September 30, 2006 and December 31, 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	September 30, 2006	December 31, 2005

Nonaccrual loans	$5	$372
90 days past due and still accruing interest	0	0

Total nonaccrual loans	5	372
Other Real Estate Owned	0	0

Total non performing assets	$5	$372

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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
           The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Allowance for Loan Losses	2006	2005	2006	2005

Beginning balance for Loan Losses	$4,502	$4,148	$4,316	$3,866
Provision for Loan Losses	72	88	226	442
Charge offs:
Commercial	(0)	(3)	(269)	(80)
Real Estate	(0)	(0)	0	0
Other	(1)	(0)	(1)	0

Total Charge offs	(1)	(3)	(270)	(80)

Recoveries:
Commercial	180	18	475	23
Real Estate	0	0	0	0
Other	0	0	6	0

Total Recoveries	180	18	481	23

Ending Balance	$4,753	$4,251	$4,753	$4,251
ALLL to total loans	1.16%	1.23%	1.16%	1.23%
Net Charge offs to average loans	0.00%	0.02%	0.01%	0.02%
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
Total available-for-sale securities increased $3.6 million or 3.8% at September 30, 2006 compared to December 31, 2005, as maturities were reinvested. As of September 30, 2006, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $14.5 million for deposits of public funds, approximately $32.5 million for collateralized repurchase agreements and $35.0 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost and estimated fair value of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of September 30, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$35,954	$19	$(785)	$35,188
Obligations of state and political subdivisions	20,026	129	(159)	19,996
Mortgage backed securities	41,558	124	(1,224)	40,458
Other securities	2,000	0	(28)	1,972

Total	$99,538	$272	$(2,196)	$97,614

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(Dollars in thousands)	as of September 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$44,772	$1	$(583)	$44,190
Obligations of state and political subdivisions	6,351	39	(123)	6,267
Mortgage backed securities	44,306	0	(689)	43,617
Corporate bonds	4,040	0	(7)	4,033

Total	$99,469	$40	$(1,402)	$98,107

Economic factors may affect market pricing over the stated maturity of the security. The unrealized losses associated with securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AA on the overall securities portfolio. As of September 30, 2006, seventy-seven securities were in a loss position. Management has evaluated each security in an unrealized loss position to determine if the impairment is other-than-temporary. Management has determined that no security is other than temporarily impaired. The unrealized losses are due to interest rate changes and the Company has the ability and intent to hold all securities with identified impairments to the earlier of the forecasted recovery or the maturity of the underlying security.

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
Interest rate risk represents the most significant market risk exposure to our financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rates risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Lending and deposit taking create interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever changing market conditions is mitigated using the ALM process. The Company does not operate a trading account and does not hold a position with exposure to foreign currency exchange or commodities. The Company faces market risk through interest rate volatility.
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

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At September 30, 2006, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $579,968 and $1,091,488, respectively. At December 31, 2005, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,480,382 and $3,139,893, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
The Company’s use of derivatives is monitored by the Directors ALCO committee. At the March 2006 Board of Directors meeting the Board of Directors approved a cash flow hedge up to a notional amount of $100 million. During the third quarter 2006, The ALCO Roundtable initiated a forward starting swap transaction with Morgan Keegan as the counterparty. Two transactions, $60 million and $40 million, aggregating $100 million were executed, both commencing on December 1, 2006 and maturing on June 1, 2009. Under the $60 million swap transaction, the Company will receive, on a monthly basis, a fixed rate of 7.90% and pay Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. Under the $40 million swap transaction the Company will receive, on a monthly basis, a fixed rate of 7.95% and pay Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. The $40 million swap has a Prime Indexed embedded floor of 6.5%. The purpose of this strategy is to protect or hedge net interest income in a declining rate environment. Annually, the Company will protect approximately $388,000 and $640,000 should the Prime Indexed rate decline by 100 to 200 basis points, respectively.

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

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: November 3, 2006	/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer