Form 10-K
period 2006-12-31
Bank of Commerce Holdings
filed 2007-03-09
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of the last day of the fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was ($72,453,580) based on the closing sale price of $11.99 as reported on the NASDQ National Market (National Association of Securities Dealers Automated Quotation System National Market System).
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at February 28, 2007

Common Stock, No par value per share	8,849,542
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders To be held May 15, 2007 (Proxy Statement)	Part III

Bank of Commerce Holdings Form 10-K

Documents Incorporated By Reference
Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Shareholders. The 2007 Annual Meeting of Shareholders will be held on Tuesday, May 15, 2007.

PART I
Item 1. BUSINESS
General
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982 (under the name Redding Bancorp), for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Holding Company elected to change to a FHC in 2000. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce™, Roseville Bank of Commerce™, Sutter Bank of Commerce™ and Bank of Commerce Mortgage™, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust I and II.
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
On March 18, 2004, RBC Mortgage Services, a wholly-owned subsidiary of the Holding Company, changed its name to Bank of Commerce Mortgage (the “Mortgage Company”), an affiliate of Redding Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with BWC Mortgage Services. Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, and manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage pays ten percent of gross premiums earned to BWC Mortgage Services. On July 1, 2004, Bank of Commerce Mortgage relocated to an off site location at 1024 Mistletoe Lane, Redding, California.
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

On August 26, 2005, the Company received approval from the Federal Deposit Insurance Corporation to open a branch in the Yuba City market. The branch was entitled “Sutter Bank of Commerce, a division of Redding Bank of Commerce.” A lease was secured for 950 Tharp Road, Suite 800, Yuba City, California. The office was opened the second quarter of 2006.
The Company began construction of the Technology and Administrative Support Center (“TASC”) during 2006. The building will be approximately 12,000 square feet and will be built on property already owned by the Company. The budget for the building is approximately $3.9 million and is scheduled for completion April 1, 2007.
Junior Subordinated Debentures
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.2 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2006 was 8.67%. The rate increases are capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.3 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). All of the issuance will qualify as Tier 1 or Tier 2 capital under Federal Reserve Board guidelines. $5 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.12%.
Primary Market Areas
The Bank is principally supervised and regulated by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company operates in three distinct markets. Redding Bank of Commerce has historically been the leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market, the location of Roseville Bank of Commerce, a division of Redding Bank of Commerce and Yuba City, the location of the Sutter Bank of Commerce, a division of Redding Bank of Commerce. Management believes that the three markets complement each other, with the Redding market providing the stability and the greater Sacramento and Yuba Sutter markets providing growth opportunities.
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

The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank. The Mortgage Company provides residential real estate new financing, refinancing and equity lines of credit, 100% sold in the secondary market. See “Risk Factors That May Affect Results-Dependence on Real Estate.” A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts the following as collateral for loans real estate: listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory.
The commercial loan portfolio of the Bank consists of a mix of revolving credit facilities and intermediate term loans. The loans are generally made for working capital, asset acquisition, business-expansion purposes, and are generally secured by a lien on the borrowers’ assets. The Bank also makes unsecured loans to borrowers who meet the Bank’s underwriting criteria for such loans. The Bank manages its commercial loan portfolio by monitoring its borrowers’ payment performance and their respective financial condition, and makes periodic and appropriate adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The primary sources of repayment of the commercial loans of the Bank are the borrower’s conversion of short-term assets to cash and operating cash flow. The net assets of the borrower or guarantor and/or the liquidation of collateral are usually identified as a secondary source of repayment.
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
The commercial and construction loan portfolio of the Bank consists of loans secured by a variety of commercial and residential real property. The Mortgage Company makes real estate mortgage loans for both owner-occupied properties and investor properties. The Mortgage Company brokers and sells the residential real estate loan directly in the secondary market, servicing included. The Bank does not provide for warehouse funding.
The specific underwriting standards of the Bank and methods for each of its principal lines of lending include industry-accepted analysis and modeling, and certain proprietary techniques. The Bank’s underwriting criteria is designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Bank contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from the owners of its private corporate borrowers.

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
As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
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
Fiscal and Monetary Policies
The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.
Privacy Provisions of the Gramm-Leach-Bliley Act
Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting.
Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires the Company to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Future Legislation
Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company’s business, results of operations or financial condition.
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
As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss, and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of re-measuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of FAS 156 will have a material effect on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), by defining the threshold for recognizing tax benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement. The Company will adopt FIN 48 on January 1, 2007, as required. Any necessary adjustment must be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. We are currently in the process of identifying the impact of this guidance on our consolidated financial statements.
On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. We do not expect that the adoption of FAS 157 will have a material effect on our consolidated financial statements.
On September 29, 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R, requiring an employer to recognize on its balance sheet the funded status of pension and other postretirement plans, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in a plan’s funded status in the year in which the changes occur in comprehensive income. The requirement to recognize the funded status of our plans is effective December 31, 2006. The funded status will be determined by comparing the fair value of plan assets and the projected benefit obligation or accumulated postretirement benefit obligation, as applicable, including actuarial gains and losses, prior service cost, and any remaining transition amounts. To the extent the fair value of plan assets is larger, the plan is considered over funded and an asset is recorded. Any previously recorded prepaid pension asset would be adjusted to reflect the funded status of the plan with the offset to accumulated other comprehensive income. Conversely, if a plan is under funded, a liability would be reported. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect adoption of FAS 158 to have a material impact on our consolidated balance sheet.

Competition
The commercial banking business in which the Company engages in is highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative deliver channels such as the Internet. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and customer convenience.
The mortgage brokerage business in which the Company engages in is highly competitive. The mortgage brokerage business competes with other banks, thrifts, government agencies, mortgage brokers and other non-bank organizations offering mortgage banking services. Among the competitive advantages, major banks have an ability to finance wide ranging advertising campaigns and to allocate their securities into securities of higher yield. Such institutions offer certain services such as trust services and international banking services that are not offered directly by the Bank (but are offered indirectly through correspondent relationships). Because of their greater total capitalization, major banks have substantially higher legal lending limits than the Bank.
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
Employees
As of February 1, 2007, the Company employed 115 full-time equivalent employees. Of these employees, 34 were employed in the Roseville/Sutter market and 81 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

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
Dependence on Real Estate
At December 31, 2006, approximately 70% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California. See “Economic Conditions and Geographic Concentration.”
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At December 31, 2006, commercial real estate and construction loans comprised approximately 42% and 27%, respectively, of the total loans in the portfolio of the Company. At December 31, 2006, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Economic Conditions and Geographic Concentration.”
Risks Specific to Operations in California
Our operations are located entirely in the State of California, which in recent years has experienced economic disruptions that are unique to the state. Any fiscal and political uncertainty surrounding the state government’s financial condition, for example may have a material adverse effect on our customer’s businesses or on our business, financial condition and results of operations.
Interest Rate Risk
The income of the Company is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Company’s practice of using variable rate pricing on the majority of its loan portfolio and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits.
These changes also affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”
Potential Volatility of Deposits
At December 31, 2006, time certificates of deposit in excess of $100,000 represented approximately 33.5% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $60.8 million of the $147.2 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Government Regulation and Legislation
The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See “Supervision and Regulation.”
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Sutter, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2006, approximately 70% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
Reliance on Key Employees and Others
As of February 1, 2007, the Company employed 115 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to five of its officers with regard to a salary continuation plan.

Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was $4.9 million, or 1.18% of total loans at December 31, 2006. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the DFI in this regard during the first quarter of 2005. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL).”
Certain Ownership Restrictions under California and Federal Law
Federal law prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days, the period during which such a disapproval may be issued. An acquisition may be made before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Supervision and Regulation-Regulation and Supervision of Bank Holding Companies.”
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
Shares Eligible for Future Sale
As of February 28, 2007, the Company had 8,849,542 shares of Common Stock outstanding, of which 6,030,767 shares are eligible for sale in the public market without restriction and 2,818,775 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 377,745 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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
ITEM 1(b). UNRESOLVED STAFF COMMENTS
None to report.

Item 2. PROPERTIES
The Company’s principal offices and the Bank’s main office are housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the building and the 1.25 acres of land on which the building is situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations. During 2006, the Company began construction on the Technology and Administrative Support Center (“TASC”) consisting of approximately 12,000 square feet of spaced located on the property adjacent to the branch office at 1951 Churn Creek Road. The building is expected to be complete March 1, 2007 at a cost of approximately $3.9 million.
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
The Company’s Mortgage division is located in a free standing building with approximately 2,500 square feet located at 1024 Mistletoe Lane, Redding, California. The Company subleases the space expiring on July 1, 2009.
The Company’s Sutter division is located in a free standing building with approximately 4,904 square feet located at 950 Tharp Road, Suite 800, Yuba City, California. The Company leases the space from Mr. David Lanza expiring on November 1, 2010 with the option to purchase.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the quarter ended December 31, 2006 to a vote of the Company’s security holders.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The principal market on which the Common Stock is traded is the NASDAQ National Market. The Common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2006	$10.64	$9.14	174,479
June 30, 2006	$11.00	$10.00	97,655
September 30, 2006	$10.95	$10.00	178,380
December 31, 2006	$12.49	$10.85	150,795

March 31, 2005	$12.35	$9.00	107,051
June 30, 2005	$13.07	$9.35	95,929
September 30, 2005	$12.00	$9.58	156,528
December 31, 2005	$10.90	$10.10	95,224
We believe there were approximately 676 stockholders of the Company’s common stock as of December 31, 2006, including those held in street name, and the market price on that date was $11.99 per share. As of December 31, 2006 there were 261 registered stockholders.
During 2005, the Board of Directors approved a quarterly cash dividend program. Cash dividends of $0.08, $0.07, $0.07 and $0.07 per share was paid on January 5, 2006, April 7, 2006, July 7, 2006 and October 13, 2006, respectively, to stockholders of record as of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006. Cash dividends of $0.06, $0.06 and $0.06 per share was paid on April 8, 2005, July 8, 2005 and October 7, 2005, respectively, to stockholders of record as of March 31, 2005, June 30, 2005 and September 30, 2005, respectively. The Company currently expects to pay cash dividends at this rate in the future, but the Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board (“FRB”) generally prohibits a financial holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a financial holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.
In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to stockholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the Department of Financial Institutions in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.
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

Equity Compensation Plan Information
The following chart sets forth information for the fiscal year ended December 31, 2006, regarding equity based compensation plans of the Company.

Number of securities
remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a)).
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	377,745	$6.93	74,165
Equity compensation plans not approved by security holders	None	None	None

Total	377,745	$6.93	74,165

During 2006, the Company did not conduct any unregistered offerings or sales of its securities. The Company did repurchase 92,000 shares of common stock at an average price of $11.85.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers

(c)
			Total	(d)
			number of	Maximum
			shares	number of
			purchased as	shares that
	(a)		part of	may yet be
	Total	(b)	publicly	purchased
	number of	Average	announced	under the
	shares	price paid	plans or	plans or
Period	purchased	per share	programs	programs

October 1, 2006 – October 31, 2006	18,000	$11.49	18,000	175,600
November 1, 2006 – November 30, 2006	41,600	$11.81	59,600	134,000
December 1, 2006 – December 31, 2006	32,400	$12.10	92,000	101,600

Total	92,000	$11.85	92,000	101,600

On September 25, 2006 the Company announced a Stock Repurchase Plan of up to 2.2% of the Company’s outstanding shares based upon the 8,798,172 shares outstanding on that date. All transactions were structured to comply with the Securities and Exchange Commission Rule 10b-18. The repurchases were executed through the open market. The Stock Repurchase Plan closed on December 31, 2006.

Stock Price Performance Graph
The following graph compares the Company’s cumulative total return to shareholders during the past five years with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P”) and the SNL Securities $250-$500 million Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of the Company’s Common Stock.
Bank of Commerce Holdings
Five – Year Performance Graph
Total Return Performance
Stock Performance Graph (1)

SNL Securities LC ©2006	(804) 977-1600
(1) Assumes $100 invested on December 31, 2001, in the Company’s Common Stock, the NASDAQ, the S&P 500 and the SNL Securities Index. Assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below for the five years ended December 31, 2006, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)
As of and for the years ended December 31,	2006	2005	2004	2003	2002
Statements of Income
Total Interest Income	$37,610	$27,864	$20,996	$19,279	$18,565
Net Interest Income	$22,035	$20,238	$16,887	$14,694	$12,517
Provision for Loan Losses	$226	$448	$554	$515	$620
Total Noninterest Income	$1,928	$2,124	$2,196	$2,150	$2,091
Total Noninterest Expense	$13,333	$11,748	$10,620	$9,660	$8,267
Total Revenues	$39,539	$29,988	$23,192	$21,429	$20,656
Net Income	$6,568	$6,278	$4,978	$4,183	$3,696

Balance Sheets
Total Assets	$583,442	$511,644	$438,545	$401,158	$367,434
Total Net Loans	$408,989	$363,305	$318,801	$278,204	$280,351
Allowance for Loan Losses	$4,904	$4,316	$3,866	$3,675	$3,529
Total Deposits	$439,407	$372,116	$352,878	$327,539	$314,447
Stockholders’ Equity	$43,916	$39,138	$35,283	$30,511	$27,667

Performance Ratios[1]
Return on Average Assets[2]	1.20%	1.34%	1.22%	1.10%	1.09%
Return on Average Stockholders’ Equity[3]	15.59%	18.35%	18.18%	15.20%	13.92%
Dividend Payout	40.36%	35.74%	39.29%	42.09%	46.57%
Average Equity to Average Assets	9.49%	9.43%	7.91%	7.21%	7.83%
Tier 1 Risk-Based Capital-Bank[4]	11.42%	12.08%	10.80%	10.77%	9.14%
Total Risk-Based Capital-Bank	12.54%	13.11%	11.88%	12.02%	10.19%
Net Interest Margin[5]	4.26%	4.59%	4.45%	4.22%	4.06%
Average Earning Assets to Total Average Assets	94.20%	94.04%	92.62%	91.26%	90.90%
Nonperforming Assets to Total Assets[6]	0.00%	0.08%	0.54%	1.16%	.10%
Net Charge-offs to Average Loans	-.09%	.00%	.12%	.13%	.01%
Allowance for Loan Losses to Total Loans	1.18%	1.17%	1.20%	1.30%	1.26%
Nonperforming Loans to Allowance for Loan Losses	0.00%	9.15%	61.64%	126.34%	0.20%
Efficiency Ratio[7]	55.64%	52.54%	55.65%	59.15%	56.59%

Share Data
Average Common Shares Outstanding — basic	8,760	8,600	8,283	8,033	8,013
Average Common Shares Outstanding — diluted	8,932	8,845	8,703	8,327	8,604
Book Value Per Common Share	$4.96	$4.52	$4.27	$3.80	$3.45
Basic Earnings Per Common Share	$0.75	$0.73	$0.60	$0.52	$0.46
Diluted Earnings Per Common Share	$0.74	$0.71	$0.57	$0.50	$0.43
Cash Dividends Per Common Share[8]	$0.29	$0.26	$0.23	$0.22	$0.22

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average stockholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on pages 39-40.

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

[8]	Cash dividends declared during the current fiscal year

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intend,” “plan,” “believes,” “estimate,” “consider” or similar expressions or conditional verbs such as “will” “should” “would” and “could” are intended to identify such forward looking statements. The Company’s actual future results and stockholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors That May Affect Results,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention to and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.
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
We define risks to include not only credit, market and liquidity risk , the traditional concerns for financial institutions, but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company.

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
Senior Leadership Committees
To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through five Senior Leadership committees comprised of management.
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
Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 5.39 years.
Liquidity is generated from liabilities through deposit growth and short-term borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.
The Company also had available correspondent banking lines of credit through correspondent relationships totaling approximately $25.0 million and available secured borrowing lines of approximately $50.8 million with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Company’s operations.
The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $134.9 million or 23.1% of total assets at December 31, 2006, $120.6 million or 23.6% of total assets at December 31, 2005 and $101.7 million or 23.2% of total assets at December 31, 2004. In 2006, the Holding Company’s primary source of funding was exercises of stock options and dividends. The Holding Company expects to receive dividends from the Bank in 2007. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)
To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. Gross capital expenditures for 2006 were approximately $4.0 million for replacement of furniture and equipment, technological enhancements and in progress purchases including the new Technology and Administrative Support Building. The Company expects that the earnings of the Company, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2007.
Short term borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity. At December 31, 2006, the Company’s FHLB long-term advances were variable rate tied to prime index minus a spread, fixed term borrowings without call or put option features. At December 31, 2006 the Company’s FHLB short-term advances were a fixed term borrowing without call or put features, fixed or floating rates. At December 2006, the Company had $40 million in FHLB advances outstanding compared to $55 million at December 31, 2005.

	2006	2005	2004

Securities sold under agreements to repurchase with weighted average interest rates of 4.00%, 3.19% and 0.15% at December 31, 2006, 2005 and 2004, respectively	$37,116,610	$22,885,658	$2,003,712

Federal Home Loan Bank borrowings with weighted average interest rates of 5.64%, 4.17% and 2.56% at December 31, 2006, 2005 and 2004, respectively	40,000,000	55,000,000	35,000,000

Total short-term borrowings	$77,116,610	$77,885,658	$37,003,712

	2006	2005	2004

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$37,116,610	$24,308,869	$10,238,525
Average balance during the year	29,667,820	17,812,885	2,164,067
Weighted average interest rate during year	3.84%	2.42%	2.44%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$80,000,000	$55,000,000	$35,000,000
Average Balance during the year	59,059,300	34,032,738	28,715,847
Weighted average interest rate during year	5.21%	3.37%	1.53%
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
The specific underwriting standards of the Company and methods for each of its principal lines of lending include industry-accepted analysis and modeling and certain proprietary techniques. The underwriting criteria of the Bank are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Company contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from individuals owning 20% or more of the borrowing entity.

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
The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Beginning Balance:	$4,316	$3,866	$3,675	$3,529	$2,916

Provision for loan losses	226	448	554	515	620
Charge-offs:
Commercial & Financial	(274)	(83)	(367)	(379)	(8)
Real Estate	(0)	(0)	(0)	(0)	(18)
Other	(25)	(10)	(1)	(1)	(0)

Total Charge-offs	(299)	(93)	(368)	(380)	(26)

Recoveries:
Commercial & Financial	655	93	2	11	19
Real Estate	0	0	0	0	0
Other	6	2	3	0	0

Total Recoveries	661	95	5	11	19

Net Charge-offs	362	2	(363)	(369)	(7)

Ending Balance	$4,904	$4,316	$3,866	$3,675	$3,529

Allowance for loan losses to total loans	1.18%	1.17%	1.20%	1.30%	1.26%

Net Charge-offs to average loans	-.09%	.00%	.12%	.13%	.01%
The provisions for loan and lease losses decreased to $226,000 for 2006 versus $448,000 in 2005. Net recoveries were approximately $362,000 compared to recoveries of approximately $2,000 in 2005. Actual and future results of the allowance provisions and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.
Allocation of Allowance for Loan and Lease Losses by product type:

	Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003		Dec. 30, 2002
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Balance at end of period applicable to:
Commercial and Financial	$2,033	30.36%	$1,900	30.76%	$2,087	32.64%	$2,315	37.01%	$2,047	34.84%
Commercial Real Estate	$1,364	41.62%	$1,375	41.11%	$1,149	41.83%	$878	36.46%	$952	43.67%
Construction and Development	$1,244	26.73%	$936	27.57%	$588	23.95%	$456	23.64%	$494	14.29%
Consumer Loans	$28	0.23%	$28	0.53%	$23	0.21%	$20	0.16%	$20	0.25%
Other Loans	$41	0.05%	$0	0.00%	$0	0.00%	$0	0.22%	$0	0.23%
Unallocated	$194	1.01%	$77	0.03%	$19	1.37%	$6	2.51%	$16	6.72%

Total Allowance for loan and lease losses	$4,904	100.00%	$4,316	100.00%	$3,866	100.00%	$3,675	100.00%	$3,529	100.00%

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
The goal for managing the assets and liabilities of the Company is to maximize stockholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The absolute level and volatility of interest rates can have a significant impact on the Company’s profitability. Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Company does not operate a trading account, and does not hold a position with exposure to foreign currency exchange. The Company faces market risk through interest rate volatility. Net interest income risk is measured based on rate shocks over different time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in the planning and budgeting model. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO.
Securities Portfolio
The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. The Company classifies its securities as “available-for-sale” or “held-to-maturity” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of stockholders’ equity. Gain or loss on sale of securities is based on the specific identification method. Securities held-to-maturity at December 31, 2006, 2005 and 2004 consisted of municipal and mortgage-backed securities with an amortized cost of $10,810,113, $6,932,652 and $448,753, respectively. At December 31, 2006, $3,480,124 had a contractual maturity of over ten years and a weighted-average yield of 5.37%.
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

Allowance for Loan and Lease Losses (ALLL)
The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) SFAS No. 5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The Company performs periodic and systematic detailed evaluations of its lending portfolio to identify and estimate the inherent risks and assess the overall collectibility. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).
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
Prior to adopting FSAS No. 123, the Company used the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company applied Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. The fair value of options granted was determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 32.36%, a risk-fee interest rate of 3.92% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.28 per share per year, an annual dividend rate of 2.49%, an assumed forfeiture rate of zero and an expected life of seven years.
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
Financial Highlights — Results of Operations
The following discussion and analysis provides a comparison of the results of operations for 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios	2006	2005	2004	2003	2002

Profitability
Return on average assets	1.20%	1.34%	1.22%	1.10%	1.09%
Return on average equity	15.59%	18.35%	18.18%	15.20%	13.92%
Average earning assets to total average assets	94.20%	94.04%	92.62%	91.26%	90.90%
Interest Margin
Net interest margin	4.26%	4.59%	4.45%	4.22%	4.06%
Asset Quality
Allowance for loan losses to total loans	1.18%	1.17%	1.20%	1.30%	1.26%
Nonperforming assets to total assets	0.00%	0.08%	0.54%	1.16%	0.10%
Net charge-offs to average loans	-0.09%	0.00%	0.12%	0.13%	0.01%
Liquidity
Loans to deposits	93.08%	97.63%	90.34%	84.94%	89.16%
Liquidity ratio	27.96%	23.57%	23.23%	25.49%	18.32%
Capital
Tier 1 risk-based capital — Bank	11.42%	12.08%	10.80%	10.77%	9.14%
Total risk-based capital — Bank	12.54%	13.11%	11.88%	12.02%	10.19%
Efficiency
Efficiency ratio	55.64%	52.54%	55.65%	59.15%	56.59%
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
Net interest income reflects both our net interest margin – the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding – and the amount of earning assets we hold. As a result, changes in either our net interest margin or the amount of earning assets we hold could affect the Company’s net interest income and the Company’s earnings.
Changes in interest rates – up or down – could adversely affect the Company’s net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.
Changes in the slope of the “yield curve” – or the spread between short-term and long-term interest rates – could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. We currently hedge some of that interest rate risk with interest rate derivatives.
We do not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions. We may incur losses or expenses when we take such actions.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
The Company reported net income of $6.57 million for the year ended December 31, 2006, representing an increase of approximately $290,000 or 4.6%, over net income of $6.28 million for the year ended December 31, 2005. The primary factors contributing to the increase in net income includes an increase of $1.8 million or 8.9% improvement in net interest income coupled with loan growth of $46.3 million or 12.6% in volume. The improvement in earnings was partially offset by increased costs of funding of $7.9 million or 104.2% over the prior period. These increased costs are reflective of the current market competition for deposits.
The Company’s provision for loan losses decreased to $226,000 in 2006 from $448,000 in 2005. Credit quality within the portfolio was the principal factor for current period provisions. Non performing assets as a percentage of total assets remained consistent at 0.08% compared with 0.08% in 2005. This key ratio coupled with a net charge-off ratio of zero for the year is representative of the quality inherent in the loan portfolio.

Return on average assets (ROA) was 1.20% and return on average common equity (ROE) was 15.59% in 2006 compared with 1.34% and 18.35% respectively in 2005. Diluted earnings per share for 2006 and 2005 were $0.74 and $0.71, respectively, an increase of 4.2% in 2006 over 2005. The Company’s average total assets increased to $549.5 million in 2006 or 17.2% from $468.8 million in 2005. Deposits grew by $67.3 million or 18.1% primarily in certificates of deposit. Net loans grew by $46.3 million or 12.6%.
Yields on portfolio loans increased 108 basis points to 8.22% compared to 7.14% in 2005. The yield increase, coupled with the volume of loan growth represents the increase in net interest income over the prior year. Yields on all earning assets increased 95 basis points to 7.27% compared to 6.32% in 2005. Likewise, funding costs increased 145 basis points to 3.69% compared with 2.24% in 2005, primarily related to the growth in certificate of deposits and repurchase accounts.
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
Net interest income increased to $22.0 million in 2006 versus $20.2 million in 2005 and $16.9 million in 2004, representing an 8.9% increase in 2006 over 2005, and a 19.8% increase in 2005 over 2004. The average balance of total earning assets increased to $517.5 million in 2006 compared to $440.8 million in 2005, a 17.4% increase.
Yields on portfolio loans increased 108 basis points to 8.22% compared to 7.14% in 2005. The yield increase, coupled with the volume of loan growth represents the increase in net interest margin over the prior year. Yields on all earning assets increased 95 basis points to 7.27% compared to 6.32% in 2005. Likewise, funding costs increased 145 basis points to 3.69% compared with 2.24% in 2005, reflective of the growth in certificate and repurchase accounts, and the competitive market for deposit accounts.

The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The Company’s net interest margin was 4.26% in 2006 and 4.59% in 2005. The combined effect of increasing the volume of earning assets and repricing deposit liabilities resulted in an increase of $1.8 million or 8.9% in net interest income for the year ended December 31, 2006 over 2005.
The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets
Portfolio loans	$394,152	$32,394	8.22%	$337,284	$24,070	7.14%	$297,679	$18,445	6.20%
Tax-exempt securities	21,112	787	3.73%	9,966	332	3.33%	6,582	226	3.43%
US government securities	39,576	1,593	4.03%	35,779	1,272	3.56%	28,220	781	2.77%
Mortgage backed securities	42,476	1,828	4.30%	41,181	1,639	3.98%	36,159	1,394	3.86%
Federal funds sold	17,124	872	5.09%	15,225	491	3.22%	10,304	143	1.39%
Other securities	3,075	136	4.42%	1,384	60	4.34%	382	7	1.83%

Average Earning Assets	$517,515	$37,610	7.27%	$440,819	$27,864	6.32%	$379,326	$20,996	5.54%

Cash & due from banks	14,113			15,208			17,351
Bank premises and fixed assets	6,878			5,563			5,373
Other assets	11,022			7,172			7,519

Average Total Assets	$549,528			$468,762			$409,569

Interest Bearing Liabilities
Interest bearing demand	$108,066	$1,504	1.39%	$112,236	$939	0.84%	$101,884	$430	0.42%
Savings deposits	24,633	289	1.17%	26,542	183	0.69%	23,384	104	0.44%
Certificates of deposit	190,568	8,486	4.45%	149,204	4,331	2.90%	138,434	2,876	2.08%
Repurchase Agreements	29,708	1,138	3.83%	17,892	63	0.36%	0	0	0.00%
Other borrowings	69,014	4,158	6.02%	34,042	2,110	6.20%	35,880	699	1.95%

Average Interest Liabilities	$421,989	15,575	3.69%	$339,916	7,626	2.24%	299,582	4,109	1.37%

Noninterest bearing Demand	79,245			80,219			73,163
Other liabilities	6,154			4,417			4,440
Stockholders’ equity	42,140			44,210			32,384

Average Liabilities and Stockholders’ equity	$549,528			$468,762			$409,569

Net Interest Income and Net Interest Margin		$22,035	4.26%		$20,238	4.59%		$16,887	4.45%

Interest income on loans includes fee income of approximately $429,000, $556,000 and $687,000 for the years ended December 31, 2006, 2005, and 2004 respectively. The Company’s average total assets increased to $549.5 million in 2006 from $468.8 million in 2005 and $409.6 million in 2004, representing a 17.2% increase in 2006 over 2005 and a 14.5% increase in 2005 over 2004.

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
Analysis of Changes in Net Interest Income
Years ended December 31,

	2006 over 2005			2005 over 2004
	Average	Average		Average	Average
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease) In Interest Income:
Portfolio loans	$4,674	$3,651	$8,325	$2,826	$2,799	$5,625
Tax-exempt securities	415	40	455	113	(7)	106
US government securities	153	168	321	269	222	491
Mortgage backed securities	56	133	189	200	45	245
Federal funds sold	97	284	381	159	189	348
Other securities	75	1	76	43	10	53

Total Increase (Decrease)	5,470	4,277	9,747	3,610	3,258	6,868

(Decrease) Increase In Interest Expense:
Interest bearing demand	(58)	624	566	87	422	509
Savings accounts	(22)	128	106	22	57	79
Certificates of deposit	1,842	2,313	4,155	313	1,142	1,455
Other borrowings	2,560	562	3,122	672	803	1,475

Total (Decrease) Increase	4,322	3,627	7,949	1,094	2,424	3,518

Net (Decrease) Increase	$1,148	$650	$1,798	$2,516	$834	$3,350

Noninterest Income
     The following table sets forth a summary of noninterest income for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Noninterest income:
Service charges on deposit accounts	$346	$394	$476
Payroll and benefit processing fees	386	357	343
Earnings on cash surrender — Bank owned life insurance	329	209	259
Net realized loss on sale of securities available-for-sale	(171)	(2)	0
Net gain on sale of loans	90	146	95
Merchant credit card service income, net	380	346	434
Mortgage brokerage fee income	71	249	186
Other income	497	425	403

Total Noninterest income	$1,928	$2,124	$2,196

The Company’s noninterest income consists of payroll and benefit processing fees, processing fees for merchants who accept credit card payments for goods and services, service charge on deposit accounts, mortgage servicing fees and other service fees. For the year ended December 31, 2006, non-interest income represented 4.9% of the Company’s revenues (interest income plus noninterest income) versus 7.1% in 2005 and 9.5% in 2004.
Payroll and benefit processing fees increased 8.1% or $29,000 over the prior year due to increased volumes. During the third quarter 2006, available-for-sale securities were sold to reposition the investment portfolio into higher yielding tax exempt investments. Mortgage activities slowed considerably during 2006 reflective in the fee income of $71,000 compared to $249,000 in 2005, a 71.5% decrease year over year.
Total noninterest income in 2006 was $1.9 million compared to $2.1 million in 2005 and $2.2 million in 2004.
Noninterest Expense
     The following table sets forth a summary of noninterest expense for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Salaries & related benefits	$8,020	$6,884	$5,938
Occupancy & equipment expense	1,846	1,572	1,534
FDIC insurance premium	48	49	48
Data processing fees	216	303	254
Professional service fees	684	649	803
Payroll processing fees	104	111	0
Deferred compensation expense	369	321	281
Stationery & supplies	231	241	208
Postage	113	104	97
Directors’ expenses	243	220	267
Other expenses	1,459	1,295	1,190

Total Noninterest expense	$13,333	$11,749	$10,620

Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses. The increase in operating expense for 2006 over 2005 is primarily due to salaries and benefits reflective of the growth in assets and the opening of the Sutter Bank of Commerce. Noninterest expense for 2006 increased to $13.3 million compared to $11.7 million for 2005 and $10.6 million in 2004, representing an increase of $1.6 million or 13.5% in 2006, and $1.1 million or 10.6% in 2005.

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
     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Income tax provision	$3,837	$3,887	$2,931
Effective tax rate	36.9%	38.2%	37.1%
Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, Tehama, Sutter and Yuba counties, California, and the location of the Bank’s five full services branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although The Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.
     The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2006	%	2005	%	2004	%	2003	%	2002	%

Commercial & industrial	$125,725	30.36%	$115,401	31.36%	$105,545	32.64%	$104,509	37.01%	$99,084	34.84%
Real Estate—construction	110,693	26.73%	105,094	28.56%	77,439	23.95%	66,741	23.64%	40,662	14.29%
Real Estate—commercial	159,370	38.48%	129,202	35.11%	128,317	39.69%	95,903	33.97%	113,921	40.05%
Real Estate—mortgage	4,278	1.04%	3,669	1.00%	4,423	1.37%	7,086	2.51%	19,126	6.72%
Real Estate—other	12,986	3.14%	13,790	3.75%	6,943	2.14%	7,050	2.49%	10,289	3.62%
Installment	202	0.05%	439	0.12%	300	0.10%	451	0.16%	720	0.25%
Other loans	937	0.20%	446	0.10%	353	0.11%	632	0.22%	662	0.23%

Gross Loans	$414,191	100.00%	$368,041	100.00%	$323,320	100.00%	$282,372	100.00%	$284,464	100.00%

Less:
Deferred loan fees and costs	298		420		653		494		584
Allowance for Loan losses	4,904		4,316		3,866		3,675		3,529

Net Loans	$408,989		$363,305		$318,801		$278,203		$280,351

Net portfolio loans increased $45.7 million or 12.6%, to $409.0 million at December 31, 2006 over $363.3 million at December 31, 2005. The increase is primarily due to increased activity in commercial and industrial and the commercial real estate sectors. During 2006, commercial and industrial loans increased $10.3 million or 8.9% while the real estate related portfolio increased $35.7 million or 14.1%. The portfolio mix remained consistent with the prior year. The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured.

Nonperforming Assets
     The following table sets forth a summary of the Company’s nonperforming loans and other assets as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$0	$372	$2,383	$3,931	$0
90 days past due and still accruing interest	0	0	0	712	7

Total nonperforming loans	0	372	2,383	4,643	7

Other real estate owned	0	0	0	0	338

Total nonperforming assets	$0	$372	$2,383	$4,643	$345
Management believes that the Company’s loan portfolio is sound and performing well. Nonaccrual loans were decreased by $372,000 during the year. The Company’s OREO remained at $0 during 2006, 2005 and 2004.
Loan Maturity Schedule
The following table sets forth the maturity and repricing distribution of the Company’s commercial, real estate and other loans outstanding as of December 31, 2006, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
(Dollars in thousands)	Within One Year	through Five Years	After Five Years	Total

Commercial & industrial	$111,011	$12,175	$2,539	$125,725
Real Estate — construction	107,697	2,026	970	110,693
Real Estate — commercial	153,651	10,894	7,811	172,356
Real Estate—mortgage	2,368	615	1,295	4,278
Installment loans	202	0	0	202
Other loans	937	0	0	937

Total gross loans	$375,866	$25,710	$12,615	$414,191

Loans due after one year with:
Fixed Rates		$23,259	$12,615	$35,874
Variable Rates		2,451	0	2,451

Total		$25,710	$12,615	$38,325

Available-for-sale securities
The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2006. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			Over One through		Over Five through		Over
	Within One		Five		Ten		Ten
	Year		Years		Years		Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$996	4.21%	$29,966	4.46%	$2,998	4.02%	$0	0.00%	$33,960	4.40%
Obligations of state and political subdivisions	424	1.96%	875	2.58%	4,092	3.53%	15,776	4.16%	21,167	3.93%
Mortgage backed securities	0	0.00%	8,862	3.84%	5,359	3.94%	25,799	4.64%	40,020	4.32%
Corporate and other bonds	0	0.00%	2,000	4.48%	0	0.00%	0	0.00%	2,000	4.48%
Bankers Acceptances	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	$1,420	3.54%	$41,703	4.29%	$12,449	3.82%	$41,575	4.46%	$97,147	4.29%

Deposit Structure
The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of the Company’s average daily balances for the periods indicated.

	Years Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$79,885	1.22%	$84,070	0.67%	$75,154	0.30%
Savings	24,633	1.17%	26,542	0.69%	23,384	0.44%
Money market accounts	28,181	1.90%	28,166	1.32%	26,730	0.76%
Certificates of deposit	190,568	4.45%	149,204	2.96%	138,434	2.08%
Other borrowings	98,722	5.37%	51,934	3.04%	35,880	1.95%

Interest bearing deposits	421,989	3.69%	339,916	2.24%	299,582	1.37%
Noninterest bearing deposits	79,245		80,219		73,163

Total	$501,234		$420,135		$372,745
The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2006:
Deposit Maturity Schedule

(Dollars in thousands)	2006

Three months or less	$40,906
Three through six months	47,646
Six through twelve months	27,646
Over twelve months	30,977

Total	$147,175

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 are presented in the table.

			Well	Minimum
		Actual	Capitalized	Capital
December 31, 2006	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$54,853,400	9.38%	n/a	4.0%
Tier 1 Risk-Based	54,853,400	11.52%	n/a	4.0%
Total Risk-Based	60,154,942	12.64%	n/a	8.0%

Redding Bank of Commerce
Leverage	$54,389,449	9.54%	5.0%	4.0%
Tier 1 Risk-Based	54,389,449	11.42%	6.0%	4.0%
Total Risk-Based	59,690,992	12.54%	10.00%	8.0%
The Company paid a quarterly cash dividend of $0.08, $0.07, $0.07 and $0.07 on January 5, 2006, April 7, 2006, July 7, 2006 and October 13, 2006, respectively, to stockholders of record as of March 31, 2006, June 30, 2006 and September 30, 2006, respectively.
Lending Transactions with Related Parties
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
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2006 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.
An analysis of the activity in related party loans consists of the following:

	December 31,
	2006	2005
Balance at beginning of year	$1,854,751	$3,622,750
New loan additions	1,507,115	11,318
Other additions	0	0
Principal repayments	(512,333)	(1,779,317)

Balance at end of year	$2,849,533	$1,854,751

Impact of Inflation
Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2006 on the financial statements have not been material.
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

	December 31,
	2006	2005
Off-balance sheet commitments:
Commitments to extend credit	$158,296,132	$159,485,594
Standby letters of credit	13,511,196	9,771,080
Guaranteed commitments outstanding	1,248,000	0

	$173,055,328	$169,256,674
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
Commitments and Contingent Liabilities
The Company has certain financial commitments. Future financial commitments are outlined below:
(Dollars in thousands)

		Less than			More than 5	Indeterminate
Contractual Obligations	Total	One Year	1 — 3 Years	3 — 5 Years	years	Maturity (1)
Long Term Debt (2)	$15,465	—	—	—	$15,465	—
FHLB Borrowings	$40,000	$15,000	$15,000	10,000	—	—
Operating lease obligations	$2,256	$0	$475	$500	$1,281	—
Repurchase Agreements	$37,117	$37,117	—	—	—	—
Deposits	$439,407	$178,738	$33,400	$304	0	226,965

Total	$534,245	$230,855	$48,875	$10,804	$16,746	$226,965

(1)	Represents interest-bearing and non-interest bearing checking, money market and savings accounts.

(2)	Represents Junior Subordinated Debentures (Trust I and Trust II)

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

  To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2006, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $598,571 and $1,046,675, respectively. At December 31, 2005, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,480,382 and $3,139,893, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
The ALCO has established a policy limitation to interest rate risk of -14% of the net interest margin and -12% of the present value of equity.
The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.
The Company’s approach to managing interest rate risk may include the use of derivatives. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves an off-balance sheet instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.
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
The Company’s use of derivatives is monitored by the Directors ALCO committee. At the March 2006 Board of Directors meeting, the Board of Directors approved a cash flow hedge up to a notional amount of $100 million. During the third quarter 2006, The ALCO Roundtable initiated a forward starting swap transaction with Morgan Keegan as the counterparty. Two transactions, $60 million and $40 million, aggregating $100 million were executed, both commencing on December 1, 2006 and maturing on June 1, 2009. Under the $60 million swap transaction, the Company will receive, on a monthly basis, a fixed rate of 7.90% and pay Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. Under the $40 million swap transaction the Company will receive, on a monthly basis, a fixed rate of 7.95% and pay Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. The $40 million swap has a Prime Indexed embedded floor of 6.5%. The purpose of this strategy is to protect or hedge net interest income in a declining rate environment. Annually, the Company will protect approximately $388,000 and $640,000 of interest income should the Prime Indexed rate decline by 100 to 200 basis points, respectively.

The following table sets forth, as of December 31, 2006, the distribution of repricing opportunities for the Company’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

	At December 31, 2006
	Within 3	3 Months to	One Year to
(Dollars in thousands)	Months	One Year	Five Years	Over Five Years	Total

Interest-Earning Assets

Held-to-maturity securities	$105	$—	$3,703	$7,002	$10,810
Available-for-sale securities	1,391	1,407	39,539	53,264	95,601
Federal funds sold	24,605	—	—	—	24,605
Loans, net	280,536	37,148	75,238	16,067	408,989

Total Interest-earning Assets	$306,637	$38,555	$118,480	$76,333	$540,005

Interest-Bearing Liabilities
Demand – Interest bearing	$47,913	8,201	$41,604	$21,719	$119,437
Savings Accounts	8,531	—	8,531	5,687	22,749
Certificates of deposit	124,453	56,698	31,291	—	212,442
Repurchase Agreements	37,117	—	—	—	37,117
Other borrowings	35,938	2,812	1,250	—	40,000

Total Interest-bearing Liabilities	$253,952	$67,711	$82,676	$27,406	$431,745

GAP in dollars	$52,685	($29,156)	$35,804	$49,927	$108,260
Cumulative GAP in dollars		$23,529	$59,333	$108,260
As a percentage of earning assets:
GAP Ratio	1.21	0.57	1.43	0.97	1.25
Cumulative GAP Ratio	1.21	(0.76)	0.30	0.64

Gap as % of Earning Assets	9.76%	-5.40%	6.63%	9.06%	20.05%
Cumulative Gap as % of Earning Assets	9.76%	4.36%	10.99%	20.05%	20.05%
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
We have audited the accompanying consolidated balance sheet of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 13 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based arrangements to conform to Statement of Financial Accounting Standards No. 123(R) “Share Based Payments”.
Stockton, California
March 9, 2007

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$14,661,386	$17,435,887
Federal funds sold and securities purchased under agreements to resell	24,605,000	9,120,000

Cash and cash equivalents	39,266,386	26,555,887
Securities available-for-sale (including pledged collateral of $71,686,000 at December 31, 2006 and $50,102,000 at December 31, 2005)	95,601,107	94,014,027
Securities held-to-maturity, at cost (estimated fair value of $10,792,938 at December 31 2006 and $6,881,172 at December 31 2005)	10,810,113	6,932,652
Loans, net of the allowance for loan and lease losses of $4,904,266 at December 31, 2006 and $4,316,379 at December 31, 2005	408,989,228	363,305,161
Bank premises and equipment, net	8,595,044	5,630,684
Other assets	20,180,149	15,205,234

TOTAL ASSETS	$583,442,027	$511,643,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$84,778,916	$86,219,092
Demand — interest bearing	119,437,370	109,100,520
Savings accounts	22,748,885	27,539,918
Certificates of deposit	212,442,258	149,256,239

Total Deposits	439,407,429	372,115,769

Securities sold under agreements to repurchase	37,116,610	22,885,658
Federal Home Loan Bank borrowings	40,000,000	55,000,000
Other liabilities	7,536,738	7,194,315
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,310,000

Total liabilities	539,525,777	472,505,742

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2006 and 2005	—	—
Common stock, no par value; 50,000,000 shares authorized; 8,847,042 shares issued and outstanding in 2006 and 8,657,896 shares issued and outstanding in 2005	11,517,368	11,009,346

Retained earnings	33,336,032	29,418,643
Accumulated other comprehensive (loss) income, net of tax	(937,150)	(1,290,086)

Total stockholders’ equity	43,916,250	39,137,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,442,027	$511,643,645

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$32,394,766	$24,069,980	$18,444,703
Interest on tax-exempt securities	786,972	332,385	225,976
Interest on U.S. government securities	3,421,191	2,910,695	2,175,274
Interest on federal funds sold and securities purchased under agreement to resell	871,879	491,019	143,449
Interest on other securities	135,651	59,909	6,788

Total interest income	37,610,459	27,863,988	20,996,190

Interest expense:
Interest on demand deposits	1,504,180	938,532	429,699
Interest on savings deposits	288,883	182,994	103,670
Interest on certificates of deposit	8,485,799	4,331,468	2,876,236
Interest on securities sold under repurchase agreements	1,138,242	430,754	3,161
Interest on FHLB borrowings	3,079,432	1,161,762	446,271
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trusts	1,078,884	580,935	250,495

Total interest expense	15,575,420	7,626,445	4,109,532

Net interest income	22,035,039	20,237,543	16,886,658
Provision for loan and lease losses	225,900	447,700	554,000

Net interest income after provision for loan and lease losses	21,809,139	19,789,843	16,332,658

Noninterest income:
Service charges on deposit accounts	345,737	393,661	475,971
Payroll and benefit processing fees	385,867	356,957	343,086
Earnings on cash surrender value — Bank owned life insurance	328,743	209,322	258,539
Net (loss) gain on sale of securities available-for-sale	(170,524)	(1,537)	0
Net gain on sale of loans	89,851	145,594	94,878
Merchant credit card service income, net	380,066	345,721	433,822
Mortgage brokerage fee income	71,350	249,049	186,188
Other income	497,141	424,973	403,437

Total noninterest income	1,928,231	2,123,740	2,195,921

Noninterest expense:
Salaries and related benefits	8,020,136	6,883,754	5,938,672
Occupancy and equipment expense	1,845,664	1,572,458	1,534,490
FDIC insurance premium	47,670	48,659	47,843
Data processing fees	216,313	303,316	253,895
Professional service fees	683,602	648,871	802,742
Payroll processing fees	103,518	110,376	0
Deferred compensation expense	368,809	321,321	280,771
Stationery and supplies	230,843	241,144	208,102
Postage	112,740	104,439	96,780
Directors’ expenses	243,428	219,687	266,911
Other expenses	1,460,008	1,294,684	1,189,790

Total noninterest expense	13,332,731	11,748,709	10,619,996

Income before provision for income taxes	10,404,639	10,164,874	7,908,583
Provision for income taxes	3,836,930	3,886,504	2,930,908

Net Income	$6,567,709	$6,278,370	$4,977,675

Basic earnings per share	$0.75	$0.73	$0.60

Weighted average shares — basic	8,759,568	8,600,270	8,282,588
Diluted earnings per share	$0.74	$0.71	$0.57

Weighted average shares — diluted	8,931,584	8,844,626	8,702,611
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income (Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at January 1, 2004		8,130,174	$9,358,623	$21,417,269	($264,699)	$30,511,193

Comprehensive Income:
Net Income	4,977,675			4,977,675		4,977,675

Other Comprehensive Income, net of tax
Unrealized losses on securities, net of reclassification adjustment	(68,048)

Less: reclassification adjustment for gains included in net income, net of tax	(0)

Other Comprehensive Income	(68,048)				(68,048)	(68,048)

Total Comprehensive Income	$4,909,627

Cash dividends ($0.23 per share)				(1,955,584)		(1,955,584)

Compensation expense associated with stock options			3,856			3,856

Stock options exercised		372,657	1,174,083			1,174,083
Tax benefit on exercise of options				640,162		640,162

Balance at December 31, 2004		8,502,831	$10,536,562	$25,079,522	($332,747)	$35,283,337

Comprehensive Income:
Net Income	6,278,370			6,278,370		6,278,370

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized losses on securities, net of reclassification adjustment	(956,436)

Less: reclassification adjustment for gains included in net income, net of tax	(903)

Other Comprehensive Income	(957,339)				(957,339)	(957,339)

Total Comprehensive Income	$5,321,031

Cash dividends ($0.26 per share)				(2,243,347)		(2,243,347)

Compensation expense associated with stock options			5,784			5,784
Stock options exercised		155,065	467,000			467,000
Tax benefit on exercise of options				304,098		304,098

Balance at December 31, 2005		8,657,896	$11,009,346	$29,418,643	($1,290,086)	$39,137,903

(Continues)
See accompanying notes to the consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income(Loss),
	Income	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2005		8,657,896	$11,009,346	$29,418,643	($1,290,086)	$39,137,903

Comprehensive Income:
Net Income	6,567,709			6,567,709		6,567,709

Other Comprehensive Income:
Components of Other Comprehensive Income, net of tax
Unrealized gains arising during the period on derivative transactions, net	27,280

Unrealized losses on securities, net of reclassification adjustment	496,180

Less: reclassification adjustment for losses included in net						352,936

income, net of tax	(170,524)

Other Comprehensive Income	352,936				352,936

Total Comprehensive Income	$6,920,645

Cash dividends ($0.29 per share)				(2,650,320)		(2,650,320)

Compensation expense associated with stock options			64,493			64,493
Share Repurchase		(92,000)	(1,089,868)			(1,089,868)
Stock options exercised		281,146	879,279			879,279
Tax benefit on exercise of options			654,118			654,118

Balance at December 31, 2006		8,847,042	$11,517,368	$33,336,032	($937,150)	$43,916,250

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,567,709	$6,278,370	$4,977,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	225,900	447,700	554,000
Provision for depreciation and amortization	732,906	564,779	610,997
Compensation expense associated with stock options	64,494	5,784	3,856
Tax benefits from the exercise of stock options	(654,118)	(304,098)	(640,162)
Loss on sale of securities available-for-sale	170,524	1,537	0
Amortization of securities premiums and accretion of discounts, net	15,402	96,188	272,479
Gain on sale of loans	(89,851)	(145,594)	(94,878)
Gain on sale of fixed assets	8,158	(50)	(50)
Proceeds from sale of loans	2,089,851	3,645,594	1,664,878
Loans originated for sale	(2,000,000)	(3,500,000)	(1,570,000)
Deferred income taxes	(408,197)	(398,727)	(314,555)
Increase in cash surrender value of bank owned life policies	(3,295,772)	(166,296)	(217,846)

Effect of changes in:
Other assets	(616,829)	(918,005)	2,130,018
Deferred loan fees	(122,449)	(232,565)	158,604
Other liabilities	342,423	(1,573,694)	4,699,608

Net cash provided by operating activities	3,030,151	3,800,923	12,234,624

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	10,049,495	23,560,650	32,797,174
Proceeds from sale of available-for-sale securities	10,258,020	141,270	0
Purchases of available-for-sale securities	(21,736,709)	(37,224,733)	(45,599,957)
Purchases of held-to-maturity securities	(4,418,146)	(6,540,000)	0
Maturities of held-to-maturity securities	549,809	50,569	948,022
Loan originations, net of principal repayments	(45,787,518)	(44,719,709)	(41,348,638)
Purchase of Bank premises and equipment, net	(3,705,424)	(711,217)	(282,354)

Net cash used in investing activities	(54,790,473)	(65,443,170)	(53,485,753)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	4,105,641	8,481,086	26,909,207
Net increase (decrease) in certificates of deposit	63,186,019	10,756,400	(1,569,567)
Increase (decrease) in securities sold under agreements to repurchase	14,230,952	20,881,946	(1,745,085)
Proceeds from Federal Home Loan Bank advances	70,000,000	88,000,000	95,000,000
Repayments of Federal Home Loan Bank advances	(85,000,000)	(68,000,000)	(90,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	155,000	10,310,000	0
Cash dividends paid on common stock	(2,650,320)	(2,243,347)	(1,955,584)
Proceeds from stock options exercised	879,279	467,000	1,174,083
Common Stock Repurchase	(1,089,868)	0	0
Tax benefits from the exercise of stock options	654,118	304,098	640,162

Net cash provided by financing activities	64,470,821	68,957,183	28,453,216

Net increase (decrease) in cash and cash equivalents	12,710,499	7,314,936	(12,797,913)

Cash and cash equivalents at beginning of year	26,555,887	19,240,951	32,038,864

Cash and cash equivalents at end of year	$39,266,386	$26,555,887	$19,240,951

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (Continued)

	2006	2005	2004
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$3,507,000	$3,755,000	$1,959,700
Interest	$15,164,624	$7,467,150	$4,083,048
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1.	THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Bank of Commerce Holdings is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and Bank of Commerce Mortgage, (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust I and Bank of Commerce Holdings Trust II. Bank of Commerce Mortgage offers mortgage brokerage services through an affiliate agreement with BWC Mortgage Services. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates five full service branches in Redding, Roseville, and Yuba City, California.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, Tehama, Sutter and Yuba, California. The Company considers California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing (“NOW”) and savings accounts, money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

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

Principles of Consolidation — The consolidated financial statements include the accounts of the Holding Company, the Bank and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks and the Federal Reserve Bank, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

Securities purchased under agreements to resell — The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist primarily of U.S. Treasury and Agency securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Company’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. In general, these agreements mature within 90 days and no material amount of agreements to resell securities purchased is outstanding with any individual dealer.

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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

Securities Sold under Agreements to Repurchase — At December 31, 2006 and 2005, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in US Government, Agency and Municipal securities. These securities are held as collateral for non-FDIC insured deposits.

Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.

Goodwill and Other Intangibles — Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. In June 2001, the Company purchased a bank branch office. The Company recorded core deposit intangibles, which are being amortized over seven years by the straight-line method. Amortization expense for the year ended December 31, 2006, 2005 and 2004 was $106,800, $106,800 and $108,800, respectively. Estimated amortization expense for 2007, 2008, and 2009 is approximately $107,000 per year. Deposit retention, growth and activities are evaluated for impairment on an annual basis.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

	2006	2005	2004
Basic EPS Calculation
Numerator (net income)	$6,567,709	$6,278,370	$4,977,675
Denominator (weighted average common shares outstanding)	8,759,568	8,600,270	8,282,588
Basic EPS	$0.75	$0.73	$0.60

Diluted EPS Calculation
Numerator (net income)	$6,567,709	$6,278,370	$4,977,675
Denominator:
Weighted average common shares outstanding	8,759,568	8,600,270	8,282,588
Diluted effect of stock options	172,016	244,356	420,023

Adjusted weighted average common shares outstanding	8,931,584	8,844,626	8,702,611

Diluted EPS	$0.74	$0.71	$0.57
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Stock Option Plan — The Company adopted Statement of Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment,” on January 1, 2006. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments. The cost is determined based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the service period of the award. Under the ‘modified prospective’ transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, the Company elected to follow APB 25 and related interpretations in accounting for our employee stock options. The Company adopted FAS 123R using the modified prospective method. Under this transition method, stock option expense for 2006 includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as any share-based payments granted subsequent to December 31, 2005. This compensation expense is measured on the date of grant using an option-pricing model. The option-pricing model is based on certain assumptions, and changes to those assumptions may result in different fair value estimates.

During 2006, stock option compensation expense charged against income was $64,494 ($61,336 net of tax), or less than one cent per diluted share. At December 31, 2006, there was $178,395 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. Three new option grants totaling 52,000 shares were granted during 2006.

Prior to adopting FAS 123R, the Company accounted for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, to stock-based employee compensation.

In accordance with SFAS 123R, the Company provides disclosures as if it had adopted the fair value-based method of measuring all outstanding employee stock options during 2005.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Net income before option expense less compensation expense associated with stock options

	Year Ended December 31
	2005	2004
Net income before option expense less compensation expense associated with stock options	$6,284,154	$4,981,531
	(5,784)	(3,856)

Net income as reported	$6,278,370	$4,977,675
Deduct:

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(306,870)	(149,639)

Pro forma net income	$5,971,500	$4,828,036

Earnings per share:

Basic — as reported	$0.73	$0.60

Basic — pro forma	$0.69	$0.58

Diluted — as reported	$0.71	$0.57

Diluted — pro forma	$0.68	$0.55

	December 31, 2005	December 31, 2004

Risk-free interest rate	3.92%	3.62%
Dividend Yield	2.49%	2.00%
Volatility	32.36%	30.88%
Expected lives (years)	7	7

Weighted average grant-date fair value per share of options granted	$3.34	$3.29

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The Company’s stock option plans provide for awards of incentive and nonqualified stock options. Incentive options must have an exercise price at or above fair market value of the stock at the date of the grant and a term of no more than 10 years. Options generally become exercisable over five years from the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and for a term of no more than 10 years. Nonqualified stock options generally become exercisable over five years from the date of the grant. A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan. At December 31, 2006, 74,165 shares were available for future grants under the Plan. At December 31, 2006, 300,631 shares were available to be exercised. The weighted average grant exercise price at December 31, 2006 was $6.93. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the twelve months ended December, 2006 was $2,036,775.

Comprehensive Income — Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders’ equity. The Company’s sources of other comprehensive income (loss) include unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivative activities. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose.

Operating Segments — Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company does not have reportable operating segments. In the years 2006, 2005 and 2004, the Company accounted for its operations as one operating segment.

Transfer of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company services, for others, loans and participation of loans that are sold of $3,494,130, $3,522,609 and $4,550,992 as of December 31, 2006, 2005 and 2004, respectively.

Derivative Financial Instruments and Hedging Activities — As part of the overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the third quarter of 2006, the Company entered into an interest rate swap agreement for the purpose of minimizing interest rate fluctuations on its interest rate margin and equity. Under the interest rate swap agreement, the company received a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS no. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

The hedge has a notional value of $100 million, matures in June 2009 and has duration of approximately 36 months. As of December 31, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $46,363 (net of tax of $27,280).

Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS No. 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management does not expect the statement to have a material effect on the Company’s results of operations and financial condition.

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

Management does not expect the statement to have a material effect on the Company’s results of operations and financial condition.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), by defining the threshold for recognizing tax benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement. The Company will adopt FIN 48 on January 1, 2007, as required. Any necessary adjustment must be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management does not expect the statement to have a material effect on the Company’s results of operations and financial condition.
On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. We do not expect that the adoption of FAS 157 will have a material effect on our consolidated financial statements.
On September 29, 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R, requiring an employer to recognize on its balance sheet the funded status of pension and other postretirement plans, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in a plan’s funded status in the year in which the changes occur in comprehensive income. The requirement to recognize the funded status of our plans is effective December 31, 2006. The funded status will be determined by comparing the fair value of plan assets and the projected benefit obligation or accumulated postretirement benefit obligation, as applicable, including actuarial gains and losses, prior service cost, and any remaining transition amounts. To the extent the fair value of plan assets is larger, the plan is considered over funded and an asset is recorded. Any previously recorded prepaid pension asset would be adjusted to reflect the funded status of the plan with the offset to accumulated other comprehensive income. Conversely, if a plan is under funded, a liability would be reported. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect adoption of FAS 158 to have a material impact on our consolidated balance sheet.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with its primary correspondent, which totaled $2,000,000 at December 31, 2006, and $2,500,000 at December 31, 2005 and 2004.

4.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$33,959,800	$29,993	$(648,631)	$33,341,162
Obligations of state and political subdivisions	21,167,316	84,206	(183,681)	21,067,841
Mortgage-backed securities	40,019,818	185,697	(990,967)	39,214,548
Corporate Bonds	2,000,519	0	(22,963)	1,977,556

	$97,147,453	$299,896	$(1,846,242)	$95,601,107

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$43,793,691	$0	$(894,167)	$42,899,524
Obligations of state and political subdivisions	6,347,437	30,213	(199,013)	6,178,637
Mortgage-backed securities	42,018,403	0	(1,093,908)	40,924,495
Corporate Bonds	4,047,030	0	(35,659)	4,011,371

	$96,206,561	$30,213	$(2,222,747)	$94,014,027

The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2006 and 2005 consist of the following:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$1,763,305	$14,424	$0	$1,777,729
Obligations of state and political Subdivisions	9,046,808	18,264	(49,863)	9,015,209

	$10,810,113	$32,688	$(49,863)	$10,792,938

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities	$323,773	$20,555	$0	$344,328
Obligations of state and political Subdivisions	6,608,879	77	(72,112)	6,536,844

	$6,932,652	$20,632	$(72,112)	$6,881,172

The amortized cost and estimated fair value of securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,420,294	$1,406,748	$105,237	$105,107
Due after one year through five years	41,702,546	40,930,308	3,702,107	3,666,470
Due after five years through ten years	12,449,473	12,015,867	3,156,892	3,147,860
Due after ten years	41,575,140	41,248,184	3,845,877	3,873,501

	$97,147,453	$95,601,107	$10,810,113	$10,792,938

The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2006. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$31,312,932	($648,631)	$31,312,932	($648,631)
Obligations of state and political subdivisions	$7,194,234	($71,674)	$5,485,824	($112,007)	$12,680,058	($183,681)
H-T-M Obligations of state and political subdivisions	$1,484,426	($12,458)	$4,979,442	($37,405)	$6,463,868	($49,863)
Mortgage-backed securities	$0	$0	$33,738,819	($990,967)	$33,738,819	($990,967)
Corporate Bonds	$0	$0	$1,977,556	($22,963)	$1,977,556	($22,963)
Total temporarily impaired securities	$8,678,660	($84,132)	$77,494,573	($1,811,973)	$86,173,233	($1,896,105)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

At December 31, 2006, the Company has pledged book values of $1,000,000 in securities for treasury, tax and loan accounts, $18,569,000 for deposits of public funds, $37,117,000 for collateralized repurchase agreements, and $15,000,000 for Federal Home Loan borrowings.

Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $5,062 and $180,531 in 2006 and $0 and $1,537 in 2005. Gross unrealized gains and gross unrealized losses, respectively, on available-for-sale securities were $299,896 and $1,846,242 in 2006 and $30,213 and $2,222,747 in 2005. Gross realized gains and gross realized losses, respectively, on held-to-maturity securities were $4,945 and $0. There were no gains or losses recognized in securities held-to-maturity in 2005 and 2004.

5.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loan balances consist of the following:

	December 31,
	2006	2005
Commercial and industrial loans	$125,724,514	$115,400,728
Real estate — construction loans	110,693,230	105,094,301
Real estate — commercial	172,356,243	142,992,349
Real estate — mortgage	4,278,117	3,669,353
Installment loans	202,487	439,044
Other	936,759	446,170

	414,191,350	368,041,945
Less:
Deferred loan fees, net	297,856	420,405
Allowance for loan and lease losses	4,904,266	4,316,379

	$408,989,228	$363,305,161

Included in total loans are nonaccrual loans of $0 and $372,479 at December 31, 2006 and 2005, respectively. If interest on nonaccrual loans at December 31, 2006 and 2005 had been accrued, such interest income would be $0 and $547 during the years ended December 31, 2006 and 2005, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The Bank had outstanding balances of $0 and $328,067 in impaired loans that had impairment allowances of $0 and $291,723 as of December 31, 2006 and 2005, respectively.

The average outstanding balances of impaired loans were $0, $1,748,956 and $3,601,274, for the years ended December 31, 2006, 2005 and 2004 respectively. There was interest of $0, $20,000 and $0 recognized on impaired loans during the year ended December 31, 2006, 2005 and 2004, respectively.

The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer Sacramento, Sutter, Yuba and Tehama counties, in California, and the location of the five full service offices of the Bank. Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower or proceeds from the sale of the collateral.

The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At December 31, 2006 and 2005, the Company had pledged $52,365,899 and $44,251,812, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. An allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$4,316,379	$3,866,498	$3,675,084

Provision for loan losses	225,900	447,700	554,000
Loans charged off	(299,421)	(92,958)	(368,300)
Recoveries of loans previously charged off	661,408	95,139	5,714

Balance at end of year	$4,904,266	$4,316,379	$3,866,498

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	Estimated	December 31,
	Lives	2006	2005
Land		$1,507,628	$1,507,628
Bank buildings	31.5 years	3,779,956	4,134,364
Furniture, fixtures and equipment	3 - 7 years	5,357,366	4,187,004

		10,644,950	9,828,996
Less accumulated depreciation		(4,958,685)	(4,619,257)

		5,686,265	5,209,739
Construction in progress		2,908,779	420,945

		$8,595,044	$5,630,684

Depreciation expense, included in net occupancy and equipment expense, is $732,906, $564,779, and $610,997 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	OTHER ASSETS
Other assets consist of the following:

	December 31,
	2006	2005
Cash surrender value of bank owned life insurance policies	$8,272,919	$4,977,147
Deferred tax asset, net	3,913,577	3,752,268
Accrued interest on loans	2,404,259	1,794,294
Accrued interest on investment securities	989,754	748,225
Goldman Sachs Sweep account receivable	52,518	18,339
Federal Home Loan Bank Stock	3,106,400	2,585,000
Core Deposit Intangible, net of accumulated amortization of $614,936 and $508,136	154,209	261,009
Investment in junior subordinated debt payable to subsidiary grantor trust	465,000	310,000
Other	821,513	758,952

	$20,180,149	$15,205,234

8.	DEPOSITS

Time certificates of deposit of $100,000 or more totaled $147,174,522 and $95,901,445 at December 31, 2006 and 2005, respectively. Interest expense on such deposits was $5,025,273, $2,813,533 and $1,760,780 during 2006, 2005 and 2004, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
At December 31, 2006, the scheduled maturities for all time deposits are as follows:

Time Deposit Maturity Schedule

One year or less	$178,738,140
One to three years	33,399,361
Three to five years	304,757
Over five years	0

Total	$212,442,258
9.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
	2006	2005
Deferred compensation	$3,870,520	$3,500,969
Employee incentive payable	716,435	656,356
Accrued 401(k) match payable	74,407	36,729
Accrued interest payable	799,025	388,229
Reserve for off-balance sheet commitments	421,877	391,876
Taxes payable	117,054	206,641
Interest payable Junior Subordinated Debentures	114,255	90,892
Dividend payable	804,226	692,632
Goldman Sachs Sweep account payable	54,931	784,031
Other	564,008	445,960

	$7,536,738	$7,194,315

10.	FEDERAL HOME LOAN BANK ADVANCES

Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $40,000,000 as of December 31, 2006 and $55,000,000 as of December 31, 2005. The FHLB advances bear fixed and floating rates of interest ranging from 5.23% to 5.47%. Interest on borrowing # 087416 is payable monthly, all other interest is payable quarterly.

Advance #	Amount	Interest Rate	Maturity

#059277	$10,000,000	5.43%	01/24/2008
#080890	$10,000,000	5.47%	01/24/2011
#087416	$5,000,000	5.23%	04/28/2008
#077383	$15,000,000	5.39%	11/30/2007

	$40,000,000

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $3,106,400 at December 31, 2006 and to pledge $52,365,899,$44,251,812 and $44,982,725 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2006, 2005 and 2004. At December 31, 2006 the Bank had available borrowing lines at the FHLB of $63,628,000 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.

11.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUSTS

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2006 was 8.67%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

12.	INCOME TAXES

Provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$3,247,200	$3,396,316	$2,571,071
State	984,927	888,915	674,392

Total currently payable	4,232,127	4,285,231	3,245,463

Deferred:
Federal	(315,359)	(333,092)	(224,682)
State	(92,838)	(65,635)	(89,873)

Total deferred provision	(408,197)	(398,727)	(314,555)

Total provision for income taxes	$3,836,930	$3,886,504	$2,930,908

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income
	2006	2005	2004
Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	5.66	5.35	4.85
Tax-exempt interest	(2.02)	(1.01)	(0.91)
Other	(0.76)	(0.11)	(0.88)

	36.88%	38.23%	37.06%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005
Deferred tax assets:
State franchise taxes	$276,048	$280,605
Deferred compensation	1,735,541	1,569,835
Loan loss reserves	1,926,296	1,673,718
Net unrealized losses on securities available-for-sale	655,559	902,447
Other	208,910	235,839

Total deferred tax assets	4,802,354	4,662,444

Deferred tax liabilities:
Depreciation	(229,998)	(300,845)
Deferred loan origination costs	(413,431)	(395,547)
Deferred state taxes	(245,348)	(213,784)

Total deferred tax liabilities	(888,777)	(910,176)

Net deferred tax asset	$3,913,577	$3,752,268

13.	STOCK OPTION PLAN

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

During 2006, stock option compensation expense charged against income was $64,494 ($61,336 net of tax), or less than one cent per diluted share. At December 31, 2006, there was $178,395 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. Three new options totaling 52,000 shares were granted during 2006.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Activity in stock-based compensation plan

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding, December 31, 2005	608,316	$5.20	$3,290,989

Granted	52,000	$10.13	$56,640
Exercised	(281,146)	$3.13	$2,036,775
Forfeited	(1,425)	$10.60	—
Options outstanding, December 31, 2006	377,745	$6.93	$1,793,156

Exercisable at December 31, 2006	300,631	$6.93	$1,427,095

At December 31, 2006, 300,631 shares were available to be exercised. The weighted average grant price at December 31, 2006 was $6.93. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during 2006 was $2,036,775. At December 31, 2006, 74,165 shares were available for future grants under the Plan. As of December 31, 2006, 2005 and 2004, respectively, 300,631, 539,314 and 572,488 shares respectively were available to be exercised. The weighted average option cost for December 31, 2006, 2005 and 2004, respectively, was $6.93, $4.11 and $7.74, respectively.

Additional information regarding options outstanding as of December 31, 2006 is as follows:

		Weighted Avg. Remaining
Exercise		Contractual Life (Years)
Prices	Options Outstanding		Options Exercisable

$2.75	43,350	1.3	43,350
$3.23	29,960	1.3	29,960
$5.42	29,250	4.4	29,250
$6.67	59,500	4.6	59,500
$7.30	55,130	5.5	44,104
$6.75	13,500	6.0	8,100
$10.72	7,500	7.4	7,500
$10.60	72,075	7.5	72,075
$10.76	3,000	7.9	3,000
$9.11	6,480	7.3	2,592
$11.59	3,500	8.4	700
$10.20	2,500	8.4	500
$10.40	20,000	9.7	0
$9.99	32,000	9.9	0

	377,745	6.4	300,631

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The fair value of the options granted during 2006, 2005 and 2004, is estimated as $195,000, $20,068 and $364,769, respectively, on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 32.03%, 32.36% and 30.88%, respectively, risk-free interest rate of 4.65%, 3.92% and 3.62%, respectively, expected dividends of $0.29 per share per year for 2006 and $0.28 per share in 2005, annual dividend rate of 3.07%, 2.49% and 2.00%, assumed forfeiture rate of zero and an expected life of seven years. There were 52,000 options granted in 2006, 6,000 options granted in 2005 and 111,000 options granted in 2004. The fair value per share of the 2006, 2005 and 2004 awards was $3.75, $3.34 and $3.29, respectively.

14.	CAPITAL STOCK

On August 24, 2001, the Board of Directors authorized a common stock repurchase of up to 5%, or approximately 425,000 shares, of the Company’s common stock on an annual basis for the next seven years. The number of shares is adjusted on an annual basis to coincide with new issues and forfeitures. There were 92,000 shares repurchased during 2006 at an average price of $11.85 per share. No shares were repurchased during 2005, 2004 or 2003. Shares purchased are retired by a charge to common stock and retained earnings for the cost. To date, the Company has repurchased 1,515,311 shares at an average price of $7.15.

The Company paid a quarterly cash dividend of $0.08, $0.07, $0.07 and $0.07 on January 5, 2006, April 7, 2006, July 7, 2006 and October 13, 2006, respectively, to stockholders of record as of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively. The fourth quarter dividend of $0.09 per share is payable to shareholders of record as of December 31, 2006 to be paid on January 5, 2007. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2006, no preferred shares had been issued.

15.	RETIREMENT BENEFITS

Profit Sharing Plan — In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $224,000, $157,000 and $134,570 for the years ended December 31, 2006, 2005 and 2004, respectively. No discretionary contributions were made in 2006, 2005 or 2004.

Salary Continuation Plan — In April 2001, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SCP plan additional benefits in the future in return for continued satisfactory performance by the executives. Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of twenty years; disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the Bank’s cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary. The assets of the SCP, under Internal Revenue Service Regulations, are the property of the Company and are available to the Company’s general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof. Three executives were added to the plan in 2006.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation expense under the salary continuation plan totaled $160,917 and $124,356 for 2006 and 2005, respectively. As of December 31, 2006 and 2005, the vested benefit payable was $706,391 and $488,085, respectively.

Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is fixed at ten percent (10%) per the plan. Deferred compensation expense totaled $368,809 and $321,320 at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the vested benefit payable was $2,035,218 and $1,818,017, respectively.

16.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2006 and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

An analysis of the activity in related party loans consists of the following:

	December 31,
	2006	2005
Balance at beginning of year	$1,854,751	$3,622,750
New loan additions	1,507,115	11,318
Principal repayments	(512,333)	(1,779,317)

Balance at end of year	$2,849,533	$1,854,751

As of December 31, 2006 and 2005 there were no related party loans, which were past due or classified. At December 31, 2006 there was approximately $3,741,000 available in commitments to related party loans.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2006 are below:

(Dollars in thousands)

2007	$475
2008	$500
2009	$444
2010	$400
2011	$308
Thereafter	$129

Total	$2,256

Minimum rental due in the future Under non-cancelable subleases	$16

Rental expense for the years ended December 31, 2006, 2005 and 2004 was $453,450, $466,061 and $424,205, respectively.

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

	December 31,
	2006	2005
Off-balance sheet commitments:
Commitments to extend credit	$158,296,132	$159,485,594
Standby letters of credit	13,511,196	9,771,080
Guaranteed commitments outstanding	1,248,000	0

	$173,055,328	$169,256,674
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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
		Actual	Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006:

Company
Leverage capital (to average assets)	$54,583,400	9.38%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	54,583,400	11.52%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	60,154,942	12.64%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$54,389,449	9.54%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	54,389,449	11.42%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	59,690,992	12.54%	33,468,760	8.00%	41,835,950	10.00%

At December 31, 2005:

Company
Leverage capital (to average assets)	$50,427,990	10.19%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	50,427,990	12.05%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	54,744,369	13.09%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$50,530,699	10.22%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	50,530,699	12.08%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	54,841,378	13.11%	33,468,760	8.00%	41,835,950	10.00%
The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2006, the maximum amount available for dividend distribution under this restriction was approximately $10,974,493.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2006 or 2005.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2006
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$39,266,386	$39,266,386
Securities		106,411,220	106,394,045
Loans, net		408,989,228	408,940,966
Accrued interest on loans		2,404,259	2,404,259
Accrued interest on securities		989,754	989,754
Financial Liabilities:
Demand and savings		$226,965,171	$222,859,530
Fixed rate certificates		173,661,670	173,816,680
Variable certificates		38,780,889	38,780,889
Accrued interest payable		799,025	799,025
Securities sold under agreements to repurchase		37,116,610	37,116,610
Federal Home Loan Borrowings		40,000,000	40,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465,000	15,465,000

Off balance sheet financial instruments:
Commitments to extend credit	$158,296,132		$158,296,132
Standby letters of credit	13,511,196		13,511,196
Guaranteed commitments outstanding	1,248,000		1,248,000

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	December 31, 2005
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$26,555,887	$26,555,887
Securities		100,946,679	100,895,199
Loans, net		363,305,161	361,486,951
Accrued interest on loans		1,794,294	1,794,294
Accrued interest on securities		748,225	748,225
Financial Liabilities:
Demand and savings		$222,859,530	$222,859,530
Fixed rate certificates		120,699,610	120,659,339
Variable certificates		28,556,629	28,556,629
Accrued interest payable		388,229	388,229
Securities sold under agreements to repurchase		22,885,658	22,885,658
Federal Home Loan Borrowings		55,000,000	54,999,419
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,310,000	15,310,000

Off balance sheet financial instruments:
Commitments to extend credit	$159,485,594		$159,485,594
Standby letters of credit	9,771,080		9,771,080

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
20.	BANK OF COMMERCE HOLDINGS (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,
	2006	2005
Condensed Balance Sheets
Assets:
Cash	$1,983,893	$361,485
Time deposit with subsidiary	432,885	2,532,885

Cash and cash equivalents	2,416,778	2,894,370

Participation loans, net of allowance for loan and lease losses of $18,900 in 2006 and $5,700 in 2005	3,332,883	2,009,036
Investment in subsidiaries	54,512,570	50,260,520

Other assets	37,500	67,500

Total assets	$60,299,731	$55,231,426

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,310,000
Other liabilities	918,481	783,523

Stockholders’ equity	43,916,250	39,137,903

Total liabilities and stockholders’ equity	$60,299,731	$55,231,426

	Years Ended December 31,
	2006	2005	2004
Condensed Statements of Income
Income:
Interest on time deposit	$93,167	$79,931	$13,852
Dividend from subsidiary	4,641,352	514,307	1,955,584

	4,734,519	594,238	1,969,436
Expenses:	1,405,409	825,549	549,431

Income before income taxes and equity in undistributed net income of subsidiaries	3,329,110	(231,311)	1,420,005
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	3,328,310	(232,111)	1,419,205
Equity in undistributed net income of subsidiaries	3,239,399	6,510,481	3,558,470

Net income	$6,567,709	$6,278,370	$4,977,675

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004
Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,567,709	$6,278,370	4,977,675
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	18,900	5,700	0
Compensation associated with stock options	7,672	5,784	3,856
Effect of changes in:
Other Assets	30,000	30,000	197,667
Other Liabilities	134,958	20,399	0
Equity in undistributed net income of subsidiaries	(3,239,399)	(6,510,481)	(3,558,470)

Net cash provided by operating activities	3,519,840	(170,228)	1,620,728

Cash flows from investing activities:
Investment in subsidiary trust	(155,000)	(310,000)	0

Capital contribution to Bank	0	(5,000,000)	0
Participation loan purchased	(981,523)	(2,014,736)	0

Net cash used by investing activities	(1,136,523)	(7,324,736)	0

Cash flows from financing activities:
Equity transactions, net	(210,589)	467,000	1,174,083
Proceeds from unconsolidated subsidiary Grantor trust	0	10,310,000	0
Cash dividends	(2,650,320)	(1,550,715)	(1,955,584)

Net cash used by financing activities	(2,860,909)	9,226,285	(781,501)

Increase (decrease) in cash and cash equivalents	(477,592)	1,731,321	839,227

Cash and cash equivalents at beginning of year	2,894,370	1,163,049	323,822

Cash and cash equivalents at end of year	$2,416,778	$2,894,370	$1,163,049

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
22.	UNAUDITED QUARTERLY RESULTS
UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2006	2006	2006	2006

Net interest income	$5,413	$5,674	$5,530	$5,418
Provision for loan losses	(11)	(143)	(72)	(0)
Noninterest income	448	512	428	541
Noninterest expense	(3,238)	(3,310)	(3,299)	(3,486)

Income before taxes	2,612	2,733	2,587	2,473
Provision for income tax	(1,020)	(1,044)	(915)	(858)

Net Income	$1,592	$1,689	$1,672	$1,615

Per common share:
Basic earnings per share	$0.19	$0.19	$0.19	$0.18
Diluted earnings per share	$0.19	$0.19	$0.19	$0.17
Dividends per share	$0.08	$0.07	$0.07	$0.07

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2005	2005	2005	2005

Net interest income	$4,856	$4,861	$5,125	$5,395
Provision for loan losses	(177)	(177)	(88)	(6)
Noninterest income	542	548	515	519
Noninterest expense	(2,920)	(2,887)	(3,095)	(2,846)

Income before taxes	2,301	2,345	2,457	3,062
Provision for income tax	(925)	(874)	(897)	(1,191)

Net Income	$1,376	$1,471	$1,560	$1,871

Per common share:
Basic earnings per share	$0.16	$0.17	$0.18	$0.22
Diluted earnings per share	$0.16	$0.16	$0.18	$0.21
Dividends per share	$0.06	$0.06	$0.06	$0.08

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2004	2004	2004	2004

Net interest income	$3,915	$4,087	$4,269	$4,606
Provision for loan losses	(192)	(97)	(131)	(134)
Noninterest income	466	494	573	634
Noninterest expense	(2,425)	(2,640)	(2,641)	(2,875)

Income before taxes	1,764	1,844	2,070	2,231
Provision for income tax	(652)	(683)	(803)	(793)

Net Income	$1,112	$1,161	$1,267	$1,438

Per common share:
Basic earnings per share	$0.14	$0.14	$0.15	$0.17
Diluted earnings per share	$0.13	$0.13	$0.14	$0.17
Dividends per share	$0.00	$0.00	$0.00	$0.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
ITEM 9B. OTHER INFORMATION
The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.
None to report.
PART III
Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The executive officers of the Company and their ages as of December 31, 2006, are as follows:

Name	Age	Position(s)
Michael C. Mayer	50	President and Chief Executive Officer Redding Bank of Commerce and Director

Linda J. Miles	53	Executive Vice President, Chief Financial Officer and Assistant Secretary
Michael C. Mayer joined the Company in April 1997 and has served as Executive Vice President and Chief Credit Officer of the Company from May 1997 to May 2000. From May 2000 until January 2001, Mr. Mayer has served as Executive Vice President and Chief Operating Officer. As of January 1, 2001, Mr. Mayer was promoted to President and Chief Executive Officer of Redding Bank of Commerce and serves on the loan, executive, long range planning, and asset/liability committees of the Board of Directors.
Linda J. Miles has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. Before joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another independent bank. Ms. Miles serves on the Asset/Liability committee and attends audit, executive, and long range planning committee meetings of the Board of Directors.
The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and any person performing similar functions) and employees. The Company has made the Code of ethics available on its website at http://www.reddingbankofcommerce.com.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2006 and the Company expects to have such transactions in the future.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Moss Adams LLP., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $126,152 and $132,454 respectively.
Audit-Related Fees
Moss Adams LLP., did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2006 and December 31, 2005.
Tax Fees
Moss Adams LLP., did not render any professional services for tax compliance, tax advice, or tax planning during 2006.
All Other Fees
The aggregate fees billed by Moss Adams LLP. for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2006 and 2005, respectively.
In discharging its oversight responsibility with respect to the audit process, the Audit Committee of the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees”, discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence. The Committee also discussed with management and the independent auditors the quality and adequacy of Bank of Commerce Holdings’ internal controls and the outsourced audit functions, responsibilities, budgeting and staffing. The Committee reviewed with the independent auditors their audit plans, audit scope and identification of audit risks.
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
     (1) Financial Statements:
     Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
     (2) Financial Statement Schedules:
     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     (3) Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*

3.2	Bylaws, as amended filed 12/4/1998.*

4.1	Specimen Common Stock Certificate filed 12/4/1998.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998 filed 12/4/1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*

10.3	1998 Stock Option Plan filed 12/4/1998.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.7	Directors Deferred Compensation Plan filed 12/4/1998.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended filed 12/4/1998 — Fifth Amendment filed 4/4/2001.*

10.10	Employment contracts dated April 2001 filed 9/27/2001.*

10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*

10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*

10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*

10.14	Change in Control Agreements filed on 12/21/2005*

10.15	Salary Continuation — Blais filed on 12/19/2006*

10.16	Salary Continuation — Moty filed on 12/19/2006*

10.17	Salary Continuation — Eslick filed on 12/19/2006*

10.18	Employment Agreement — Mayer filed on 12/29/06*

10.19	Employment Agreement — Miles filed on 12/29/06*

10.20	Salary Continuation — Mayer filed on 12/29/06*

10.21	Salary Continuation — Miles filed on 12/29/06*

11.1	Statement re: Computation of Earnings per Share (see page ___57_).

14.0	RBC Code of Ethics filed on 2/26/2003*

16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *

21.1	Subsidiaries of the Company filed 12/4/1998. *

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (see page ___88___)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.
(b)	Reports on Form 8-K:

12/29/06	Employment Agreement — Michael C. Mayer
Employment Agreement — Linda J. Miles
Salary Continuation Agreement — Michael C. Mayer
Salary Continuation Agreement — Linda J. Miles
12/19/06	Salary Continuation Agreements — Caryn A. Blais, Patrick J. Moty and Randy S. Eslick
12/14/06	Fourth Quarter Dividend announcement $0.09 per share
11/27/06	10B-5 plan for John C. Fitzpatrick
10/31/06	10B-5 plan for Linda J. Miles
10/27/06	Third Quarter operating results

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2007.

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Michael C. Mayer Michael C. Mayer	President, Chief Executive Officer Redding Bank of Commerce and Director	March 9, 2007

/s/ Linda J. Miles Linda J. Miles	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 9, 2007

/s/ Harry L. Grashoff, Jr. Harry L. Grashoff, Jr.	Chairman of the Board	March 9, 2007

/s/ Welton L. Carrel Welton L. Carrel	Director	March 9, 2007

/s/ Russell L. Duclos Russell L. Duclos	Director	March 9, 2007

/s/ John C. Fitzpatrick John C. Fitzpatrick	Director	March 9, 2007

/s/ Kenneth R. Gifford, Jr. Kenneth R. Gifford, Jr.	Director	March 9, 2007

/s/ David H. Scott David H. Scott	Director	March 9, 2007

/s/ Lyle L. Tullis Lyle L. Tullis	Director	March 9, 2007

/s/ Jon Halfhide Jon Halfhide	Director	March 9, 2007

/s/ Orin Bennett Orin Bennett	Director	March 9, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*

3.2	Bylaws, as amended filed 12/4/1998.*

4.1	Specimen Common Stock Certificate filed 12/4/1998.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998 filed 12/4/1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*

10.3	1998 Stock Option Plan filed 12/4/1998.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.7	Directors Deferred Compensation Plan filed 12/4/1998.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*

10.10	Merchant Services Agreement dated as of April 1, 1993, between Card service International, Inc. and Redding Bank of Commerce, as amended filed 12/4/1998 — Fifth Amendment filed 4/4/2001.*

10.10	Employment contracts dated April 2001 filed 9/27/2001.*

10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*

10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*

10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*

10.14	Change in Control Agreements filed on 12/21/2005*

10.15	Salary Continuation — Blais filed on 12/19/2006*

10.16	Salary Continuation — Moty filed on 12/19/2006*

10.17	Salary Continuation — Eslick filed on 12/19/2006*

10.18	Employment Agreement — Mayer filed on 12/29/06*

10.19	Employment Agreement — Miles filed on 12/29/06*

10.20	Salary Continuation — Mayer filed on 12/29/06*

10.21	Salary Continuation — Miles filed on 12/29/06*

11.1	Statement re: Computation of Earnings per Share (see page ___57_).

14.0	RBC Code of Ethics filed on 2/26/2003*

16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *

21.1	Subsidiaries of the Company filed 12/4/1998. *

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (see page ___88___)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.