Form 10-Q
period 2007-03-31
Bank of Commerce Holdings
filed 2007-05-04
CIK 702513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of March 31, 2007: 8,907,680

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Index to Form 10-Q

Page:
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets March 31, 2007, December 31, 2006 and March 31, 2006	4
Condensed Consolidated Statements of Income Three months ended March 31, 2007 and 2006	5
Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Forward Looking Statements and Risk Factors	13
Company Overview	13
Risk Factors	16
Economic Conditions and Geographic Concentrations	16
Changes in Interest rates could reduce the Company’s Net Interest Income and Earnings	16
Lending Risks Associated with Commercial Real Estate and Construction Activities	17
Adequacy of the Allowance for Loan and Lease Losses	17
Potential Volatility of Deposits	17
Dividends	17
Changes in Accounting Policies or Accounting Standards, and Changes in How Accounting Standards are interpreted or applied, Could Materially affect how the Company Reports its Financial Results and Condition	18
Government Regulation and Legislation	18
Certain Ownership Restrictions under California and Federal Law	18
Negative Publicity could Damage our Reputation	19
Environmental Risks	19
Shares Eligible for Future Sale	19
Technology and Computer Systems	20
Company Stock Price may be volatile due to other factors	20
Unresolved Staff Comments	20
Executive Overview	21
Sources of Income	21
Profitability Ratios	22
Financial Highlights — Results of Operations	22
Net Interest Income and Net Interest Margin	22
Liquidity	23
Capital Management	23
Short and Long term borrowings	24
Allowance for loan and lease losses	24
Factors that may affect future results	25
Critical accounting policies	26
Average balances, Interest Income/Expense and yields/rates paid	28
Analysis of changes in net interest income and interest expense	29
Noninterest Income	30
Noninterest Expense	30
Income taxes	31
Asset quality	32
Allowance for loan and lease losses (ALLL)	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	March 31, 2007	Dec. 31,2006	March 31,2006
ASSETS

Cash and due from banks	$12,597	$14,661	$11,819
Federal funds sold and securities purchased under agreements to resell	21,195	24,605	9,835

Cash and cash equivalents	33,792	39,266	21,654

Securities available-for-sale (including pledged collateral of $68,261 at March 31, 2007, $71,686 at December 31, 2006 and $54,514 at March 31, 2006)	93,769	95,601	93,645
Securities held-to-maturity, at cost (estimated fair value of $10,693 at March 31, 2007, $10,792 at Dec. 31, 2006 and $7,533 at March 31, 2006)	10,673	10,810	7,620
Loans, net of the allowance for loan losses of $4,933 at March 31, 2007, $4,904 at Dec. 31, 2006 and $4,295 at March 31, 2006	411,357	408,990	374,983
Bank premises and equipment, net	9,992	8,595	6,261
Other assets	18,513	20,180	18,733

TOTAL ASSETS	$578,096	$583,442	$522,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand - noninterest bearing	$70,035	$84,779	$74,519
Demand - interest bearing	112,550	119,437	102,003
Savings accounts	41,537	22,749	28,477
Certificates of deposit	211,422	212,442	173,106

Total deposits	435,544	439,407	378,105

Securities sold under agreements to repurchase	35,053	37,117	25,117
Federal Home Loan Bank borrowings	40,000	40,000	55,000
Other liabilities	6,646	7,537	8,864
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	532,708	539,526	482,551
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2007 and 2006	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,907,680 shares issued and outstanding at March 31, 2007, 8,847,042 at Dec. 31, 2006 and 8,716,872 at March 31, 2006	11,940	11,517	11,198
Retained earnings	34,110	33,336	30,535
Accumulated other comprehensive (loss), net of tax	(662)	(937)	(1,388)

Total stockholders’ equity	45,388	43,916	40,345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,096	$583,442	$522,896

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three months ended March 31, 2007 and 2006

	Three Months Ended
Dollars in thousands, except for per share data	March 31, 2007	March 31, 2006
Interest income:
Interest and fees on loans	$8,464	$7,230
Interest on tax exempt securities	278	123
Interest on U.S. government securities	832	862
Interest on federal funds sold and securities purchased under agreements to resell	200	130
Interest on other securities	36	44

Total interest income	9,810	8,389

Interest expense:
Interest on demand deposits	557	233
Interest on savings deposits	171	65
Interest on time deposits	2,605	1,549
Securities sold under agreements to repurchase	342	199
Interest on FHLB and other borrowings	539	672
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	269	258

Total interest expense	4,483	2,976

Net interest income	5,327	5,413
Provision for loan and lease losses	6	11

Net interest income after provision for loan and lease losses	5,321	5,402

Noninterest income:
Service charges on deposit accounts	69	88
Payroll and benefit processing fees	108	109
Earnings on cash surrender value - Bank owned life insurance	95	53
Net loss on sale of securities available-for-sale	46	0
Net gain on sale of loans	0	1
Merchant credit card service income, net	92	77
Mortgage brokerage fee income	6	17
Other income	82	103

Total noninterest income	498	448

Noninterest expense:
Salaries and related benefits	2,097	1,878
Occupancy and equipment expense	458	435
FDIC insurance premium	13	12
Data processing fees	55	58
Professional service fees	195	204
Payroll processing fees	31	29
Deferred compensation expense	97	88
Stationery and supplies	61	60
Postage	33	31
Directors’ expense	45	60
Other expenses	403	383

Total noninterest expense	3,488	3,238

Income before provision for income taxes	2,331	2,612
Provision for income taxes	844	1,020

Net income	$1,487	$1,592

Basic earnings per share	$0.17	$0.18
Weighted average shares - basic	8,864	8,680
Diluted earnings per share	$0.17	$0.17
Weighted average shares - diluted	8,976	8,880
Cash dividends per share	$0.08	$0.07
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2007 and 2006

Dollars in thousands	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$1,487	$1,592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6	11
Provision for depreciation and amortization	207	147
Compensation expense associated with stock options	4	1
Tax benefits from the exercise of stock options	(118)	(134)
Loss (Gain) on sale of securities available-for-sale	46	0
Amortization of investment premiums and accretion of discounts, net	8	8
Gain on sale of loans	0	0
Gain on sale of fixed assets	(2)	0
Deferred income taxes	349	69
Increase in cash surrender value of bank owned life policies	(95)	(3,042)
Effect of changes in:
Other assets	680	(264)
Deferred loan fees	(31)	(22)
Other liabilities	(883)	1,669

Net cash from operating activities	1,658	35

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	1,627	1,232
Proceeds from sales of available-for-sale securities	20,372	0
Proceeds from maturities of held-to-maturity securities	136	186
Purchases of available-for-sale securities	(19,102)	(974)
Purchases of held-to-maturity securities	0	(869)
Loan origination, net of principal repayments	(2,342)	(11,666)
Purchases of Bank premises and equipment, net	(1,601)	(777)

Net cash from investing activities	(910)	(12,868)

Cash flows from financing activities:
Net (decrease) in deposit and savings accounts	(2,843)	(17,861)
Net (decrease) increase in certificates of deposit	(1,020)	23,850
Net (decrease) increase in securities sold under agreement to repurchase	(2,064)	2,231
Proceeds from Federal Home Loan Bank advances	0	20,000
Repayments of Federal Home Loan Bank advances	(0)	(20,000)
Cash dividends paid on common stock	(713)	(610)
Proceeds from stock options exercised	284	175
Stock option expense	16	12
Tax benefits from the exercise of stock options	118	134

Net cash from financing activities	(6,222)	7,931

Net increase in cash and cash equivalents	(5,474)	(4,902)

Cash and cash equivalents, beginning of period	39,266	26,556

Cash and cash equivalents, end of period	$33,792	$21,654

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$0
Interest	4,639	2,933
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce™, Roseville Bank of Commerce™ and Sutter Bank of Commerce™ (“RBC” or the “Bank”) and Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2006 Annual Report on Form 10-K. The results of operations and cash flows for the 2007 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.
2. Recent Accounting pronouncements
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), by defining the threshold for recognizing tax benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement. The Company adopted FIN 48 on January 1, 2007, as required. FIN 48 had no material effect on the consolidated financial statements upon adoption.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued) (Unaudited)
The funded status will be determined by comparing the fair value of plan assets and the projected benefit obligation or accumulated postretirement benefit obligation, as applicable, including actuarial gains and losses, prior service cost, and any remaining transition amounts. To the extent the fair value of plan assets is larger, the plan is considered over funded and an asset is recorded. Any previously recorded prepaid pension asset would be adjusted to reflect the funded status of the plan with the offset to accumulated other comprehensive income. Conversely, if a plan is under funded, a liability would be reported. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect adoption of FAS 158 to have a material impact on our consolidated financial statements.
On February 15, 2007 the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115. FAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair values recognized in earnings. While FAS 159 is effective beginning January 1, 2008, earlier adoption is permitted as of January 1, 2007, provided that the entity also adopts all of the requirements of FAS 157. We do not expect adoption of FAS 159 to have a material impact on our consolidated financial statements.
3. Earnings per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are considered to be common stock equivalents. The following table displays the computation of earnings per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2007	March 31, 2006

Basic EPS calculation:

Numerator (net income)	$1,487	$1,592

Denominator (average common shares outstanding)	8,864	8,680

Basic EPS	$0.17	$0.18

Diluted EPS calculation:
Numerator (net income)	$1,487	$1,592
Denominator:
Average common shares outstanding	8,864	8,680
Dilutive effect of stock options	112	200

Adjusted weighted average common shares outstanding	8,976	8,880

Diluted EPS	$0.17	$0.17

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
For the first quarter of 2007, stock option compensation expense charged against income was $20,763 At March 31, 2007, there was $180,776 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. No options were granted during the first quarter of 2007.
During the three months ended March 31, 2007 and 2006 the Company realized income tax benefits of $117,925 and $133,984 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.
During the three months ended March 31, 2007 and 2006 the Company received cash of $284,354 and $175,112 respectively, upon exercise of stock-based compensation arrangements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006

Net income as reported	$1,487	$1,592
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on securities available for sale	164	(98)
Reclassification adjustment for gain on available for sale securities, net of tax	(46)	0
Unrealized gains arising during the period on derivative transactions, net	157	0

Total other comprehensive (loss) income	275	(98)

Total comprehensive income	$1,762	$1,494

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
6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust I (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2007 was 8.66%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
During 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.115%, until September 10, 2010 after which the rate will reset quarterly to equal LIBOR plus 1.58%. The Trust simultaneously issued $310,000 of the Trust’s common securities of beneficial interest to the Company.

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
7. Commitments and Contingent Liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2007 are below:

(Dollars in thousands)

2007	$365
2008	$500
2009	$444
2010	$400
2011	$308
Thereafter	$128

Total	$2,145

Minimum rental due in the future Under noncancellable subleases	$4

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
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $40,000,000 as March 31, 2007 and $55,000,000 as of March 31, 2006. The FHLB advances bear fixed and floating rates of interest ranging from 5.23% to 5.47%. Interest is payable either monthly or quarterly.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table illustrates borrowings outstanding at the end of the period:

Advance #	Amount	Interest Rate	Maturity

#059277	$10,000,000	5.43%	01/24/2008
#080890	$10,000,000	5.47%	11/24/2011
#087416	$5,000,000	5.23%	04/28/2008
#077383	$15,000,000	5.39%	11/30/2007

	$40,000,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment of $2,470,700 in FHLB stock and pledge collateral of $52,274,812 in real estate mortgage loans as of March 31, 2007. At March 31, 2007, the Bank had available borrowing lines at the FHLB of $104,912,000 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.

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

8.	Accounting for Income Tax Uncertainties (FIN 48)

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of Interpretation 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdiction

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Risk Factors
An investment in the Company has risk. The discussion below and elsewhere in this Report and in other documents the Company files with the SEC incorporates various risk factors that could cause the Company’s financial results and condition to vary significantly from period to period. Information in the accompanying financial statements contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution the investor that such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company’s ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and general trends in the banking and the regulatory environment, as they relate to the Company’s cost of funds and return on assets. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the heading ”Risk factors that may affect results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2006 to March 31, 2007. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2007, compared to the same period in 2006. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Company Overview
Bank of Commerce Holdings (the “Holding Company”) is a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended, and was incorporated in California on January 21, 1982 for the purpose of organizing, as a wholly owned subsidiary, Redding Bank of Commerce (the “Bank”). The Company celebrates its 25th anniversary during 2007. As a financial holding company, the Holding Company is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce™, Roseville Bank of Commerce™, Sutter Bank of Commerce™ and Bank of Commerce Mortgage™, a California corporation and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”).
The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust I and II. During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust I (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2007 was 8.66%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). $5 million of the issuance will qualify as Tier 1 capital under Federal Reserve Board guidelines. $5 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.115%.
The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. The Internet addresses of the Company are www.bankofcommerceholdings.com, www.reddingbankofcommerce.com, www.rosevillebankofcommerce.com, www.sutterbankofcommerce.com and www.bankofcommercemortgage.com. Reports may also be obtained through the Securities and Exchange Commission’s website at www.sec.gov.
The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates five full service branch facilities. Two are operated under Redding Bank of Commerce™, located in Redding, California. Two are operated under Roseville Bank of Commerce™, one located in Roseville, California and the second location in Citrus Heights, California. One office is operated under Sutter Bank of Commerce™ and is located in Yuba City, California.
The Company also operates Bank of Commerce Mortgage™, an affiliate of Bank of Commerce. The principal business of the subsidiary is mortgage brokerage services. The subsidiary has an affiliated business arrangement with BWC Mortgage Services. Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, and manages the independent contractors, supporting staff and broker relationships with various secondary market lenders. Bank of Commerce Mortgage™ in turn provides office space, equipment and marketing support for the mortgage brokerage services. Bank of Commerce Mortgage™, through this agreement, offers a full array of single-family and multi-family residential real estate mortgages including equity lines. Bank of Commerce Mortgage™ pays ten percent of gross premiums earned to BWC Mortgage Services.
On June 15, 2004, the Company was listed on the NASDAQ National Market under the trading symbol BOCH (Bank of Commerce Holdings).
During April 2007, the Bank filed an application with the FDIC and DFI for authority to open an additional branch in the Redding market, located in the Placer Heights Plaza shopping center. The new office will have a focus on consumer applications and convenience hours and is planned to open in the fourth quarter of 2007.
The Holding Company’s principal source of income is dividends from its subsidiaries. The Holding Company conducts its corporate business operations at the administrative office of the Bank located at 1901 Churn Creek Road, Redding, California. The Company conducts its business operations in two geographic market areas, Redding and Roseville, California. The Company considers Upstate California to be the major market area of the Bank. The four Internet addresses of the Company are reddingbankofcommerce.com, rosevillebankofcommerce.com, sutterbankofcommerce.com and bankofcommercemortgage.com.
The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, Sutter and Yuba, California. Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California. Products such as lock-box servicing, courier services, checking accounts, interest-bearing checking and savings accounts, money market deposit accounts, merchant bankcard, commercial, construction, agricultural, term loans, and equity lines of credit, travelers checks, safe deposit boxes, collection services, payroll services and electronic banking activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The focus of the Bank is to provide financial services to the communities in its major market areas, including, but not limited to, specialty financing, lock-box accounting, courier services, payroll accounting packages, benefit administration and billing services, merchant credit card processing, and health savings accounts. The Bank currently does not offer trust services or international banking services. The services offered by the Mortgage Company include single and multi-family residential residence new financing, refinancing and equity lines of credit.
The Company’s vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks. We must compete with financial powerhouses that want our core business. The flexibility provided by the Financial Holding Company Act will become increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.
Many of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth. The Bank emphasizes servicing the needs of local businesses and professionals and individuals requiring specialized services. The business strategy of the Bank is to focus on its lending activities and core deposit generation, developing products and services to meet the needs of its clients. The Bank’s principal lines of lending are (i) commercial, (ii) real estate construction, (iii) commercial and residential real estate, (iv) agricultural, and (v) home equity lines of credit. The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market areas of the Bank and are secured by real estate. See “Risk Factors That May Affect Results-Dependence on Real Estate” in the Company’s 2006 Annual Report on Form 10-K.
The Company’s credit risk management processes include comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed testing of our credit underwriting, loan administration and allowance processes. The Company uses detailed tracking and analysis to measure concentrations, credit performance and exception rates. Credit Administration strives to identify problem loans early. The Chief Credit Officer, who reports to the Chief Executive Officer, provides Company wide credit oversight. Each branch or market has a lending group manager with the responsibility for managing their own credit risks. The Chief Executive Officer delegates authority, limits and other requirements to the Lending Group Managers. These delegations are routinely reviewed and amended if there are changes in personnel, credit performance or business requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Risk Factors
Economic Conditions and Geographic Concentration
An economic slowdown could reduce demand for the Company’s products and services and lead to lower revenues and lower earnings. A change in California’s economic and business conditions may adversely affect the ability of our borrowers to repay their loans, causing us to incur higher credit losses. The Company earns revenue from interest and fees charged on loans and financial services. When the economy slows, the demand for these products and services may fall, reducing our interest and fee income, and our earnings. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults due to the borrower’s ability to repay their loans. Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, a slowdown in housing, natural disasters, terrorist activities, military conflicts, and the normal cyclical nature of the economy.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At March 31, 2007, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations.
Changes in Interest Rates could reduce the Company’s Net Interest Income and Earnings
The Company’s net interest income is the interest earned on loans, debt securities and other assets minus the interest paid on deposits, long-term and short-term debt and other liabilities. Net interest income reflects both our net interest margin – the difference between the yield on earning assets and the interest paid on deposits and other sources of funding – and the amount (volume) of earning assets we hold. As a result, changes in either the net interest margin or the volume of earning assets could adversely affect our net interest income and earnings.
Changes in interest rates, up or down, could adversely affect the net interest margin. The yield we earn on our deposits and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other (timing differences). A significant portion of the Company’s assets are tied to variable rate pricing and the Company is considered to be asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”
Changes in the slope of the “yield-curve”, or the spread between short-term and long-term interest rates could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning that short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, the Company will experience pressure on the net interest margin as the cost of funds increases relative to the yield that can be earned on assets.
The Company assesses interest rate risk by estimating the effect on earnings in various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. The Company may hedge some interest rate risk with interest rate derivatives. The Company does not hedge all of its interest rate risk. There is risk that changes in interest rates could reduce our net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different that the assumptions used in the model. One example: If interest rates rise or fall faster than assumed or the slope of the yield curve changes, the Company may incur losses on debt securities held as investments. To reduce the interest rate risk, the Company may choose to rebalance the investment and loan portfolio, refinance debt outstanding or take other strategic actions. The

Company may incur losses or expenses when taking such actions.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Lending Risks Associated with Commercial Real Estate and Construction Activities
The business strategy of the Company is to focus on commercial, single family and multi-family real estate loans, construction loans, equity lines and commercial business loans. Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. Although the Company manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
Adequacy of Allowance for Loan and Lease Losses (ALLL)
Higher credit losses could require the Company to increase the allowance for loan and lease losses through a charge to earnings. When the Company loans money or commits to loan money it incurs credit risk or the risk of losses if our borrowers do not repay their loans. The Company provides a reserve for credit risk by establishing an allowance through a charge to earnings. The amount of the allowance is based on an assessment of credit losses inherent in the loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair our borrower’s ability to repay their loans.
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $4.9 million, or 1.18% of total loans at March 31, 2007.
Potential Volatility of Deposits
The Bank’s depositors could choose to take their money out of the bank and put it into alternative investments, causing an increase in funding costs and reducing net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move funds out of bank deposits into other investments, the Bank will lose a relatively low cost source of funds, increasing funding costs.
At March 31, 2007, time certificates of deposit in excess of $100,000 represented approximately 36% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
Dividends
Bank of Commerce Holdings, the parent holding company, is a separate and distinct legal entity from its subsidiaries. The Company conducts no other significant activity than the management of its investment in the Bank and Mortgage Company and as such, the Company is dependent on these subsidiaries for income. The ability of the Bank and Mortgage Company to pay cash dividends in the future depends on the profitability, growth and capital needs of the Bank and Mortgage Company. These dividends are used to pay dividends on common stock and interest and principal on debt. In addition, the California Financial Code restricts the ability of the Bank to pay dividends. No assurance can be given that the Company or the Bank will pay any dividends in the future or, if paid, such dividends will not be discontinued.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Changes in Accounting Policies or Accounting Standards, and Changes in How Accounting Standards are interpreted or applied, Could Materially Affect How the Company Reports its Financial Results and Condition
The Company’s accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amount would be reported under different conditions or using different assumptions (refer to “Critical Accounting Policies”).
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond the Company’s control, can be hard to predict and could materially impact how we report our financial results and condition. The Company could be required to apply a new or revised standard retroactively or apply an existing standard differently, also retroactively, in each case resulting in restating prior period financial statements.
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
Recent high-profile events have resulted in additional regulations. For example, Sarbanes-Oxley limits the types of non-audit services our outside auditors may provide to the company in order to preserve the independence of our auditors. If our auditors were found not to be “independent” under SEC rules, we could be required to engage new auditors and file new financial statements and audit reports with the SEC.
The Patriot Act which was enacted in the wake of the September 2001 terrorist attacks, requires the Company to implement new or revised policies and procedures related to anti-money laundering, compliance, suspicious activities, currency transaction reports and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
From time to time, Congress considers legislation that could significantly change our regulatory environment, potentially increasing the cost of doing business, limiting activities or affecting the competitive balance among banks, savings associations, credit unions and other financial institutions.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Supervision and Regulation and Regulation and Supervision of Bank Holding Companies” in the Company’s 2006 Annual Report on Form 10-K.
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
Negative Publicity could Damage our Reputation
Reputation risk, or the risk to the Company’s earnings and capital from negative public opinion, is inherent in the financial services business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, and from actions taken by government regulators and community organizations in response to that conduct.
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
Shares Eligible for Future Sale
As of March 31, 2007, the Company had 8,907,680 shares of Common Stock outstanding, of which 6,088,905 shares are eligible for sale in the public market without restriction and 2,818,775 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 317,107 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $10.76 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Technology and Computer Systems
Advances and changes in technology can significantly affect the business and operations of the Company. The Company faces many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. The Company’s ability to compete depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems. During 2006 the Company built an Administrative and Information Technology center on property already owned adjacent to the Churn Creek office.
Company Stock Price may be volatile due to Other Factors
The Company’s stock price can fluctuate widely in response to a variety of factors, in addition to those described above, including:
•	General business and economic conditions;

•	Recommendations by securities analysts;

•	New technologies introduced or services offered by our competitors;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Natural disasters; and

•	Geopolitical conditions, such as acts or threats of terrorism or military conflicts.
UNRESOLVED STAFF COMMENTS
No comments to report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Executive Overview
Our Company was established to make a profitable return while serving the financial needs of the communities of our markets. We are in the financial services business, and no line of financial services is beyond our charter as long as it serves the needs of businesses and professionals in our communities. The mission of our Company is to provide its stockholders with a safe, profitable return on their investment, over the long term. Management will attempt to minimize risk to our stockholders by making prudent business decisions, will maintain adequate levels of capital and reserves, and will maintain effective communications with stockholders. Our Company’s most valuable asset is its customers. We will consider their needs first when we design our products and services. The high-quality customer experience is an important mission of our Company, and how well we accomplish this mission will have a direct influence on our profitability.
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
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Management”.
Sources of Income
The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest expense it pays for deposits and long-term and short-term debt, and (ii) fee income, which includes fees earned on deposit services, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and other sources of funding.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	March 31, 2007	March 31, 2006

Profitability Ratios
Net Income to Average Assets	3.77%	4.22%
Net Income to Average Equity	11.98%	14.65%

Efficiency Ratio [1]	59.88%	55.25%

Capital Ratios
Leverage Ratio	9.75%	10.05%
Risk Based Capital	$56,050,000	$51,733,000
Tier 1 Capital	11.23%	12.00%
Total Capital	12.29%	13.09%

Per Common Share Data
Dividend Payout Ratio	47.94%	38.32%
Book Value	$5.10	$4.63
Market Price	$11.75	$10.23
High	$12.29	$10.64
Low	$10.98	$9.14

Financial Highlights — Results of Operations
Net income for the first quarter of 2007 totaled $1,487,000 a decrease of 6.6% from the $1,592,000 reported for the same quarterly period of 2006. On the same basis, diluted earnings per common share for the first quarter of 2007 were $0.17, compared to $0.17 for the same period of 2006. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2007 were 1.05% and 13.37%, respectively, compared with 1.24% and 15.18%, respectively, for the first quarter of 2006.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2007 was $5,327,000 compared with $5,413,000 for the same period in 2006, a decrease of 1.6%.
Average earning assets for the three-months ended March 31, 2007 increased $46.7 million or 9.6% compared with the same period in the prior year. Average net loans, the largest component of earning assets, increased $38.2 million or 10.3% compared with the prior year period. Average securities increased $4.5 million or 4.4% over the prior year period. Overall, the yield on earning assets increased to 7.39% for the three-month period ended March 31, 2007 compared to 6.93% for the same three-month period in the prior year, partially due to volume increases coupled with rising interest rates between the two periods.
The overall cost of interest-bearing liabilities (funding costs) for the first three months of 2007 was $4,483,000 compared with $2,976,000 for the first three months of 2006, a 50.69% increase. The rise in cost of funds is representative of the competitive market for deposit accounts, and the launch of a high performance savings product with an introductory rate of 5.00%. The introductory rate will remain in effect for the first sixty days at which time the product will be variable pricing.

[1]	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The increase in funding costs was primarily a result of increases rates paid on core deposit accounts. The net effect of the changes discussed above resulted in a decrease of $87,000 or 1.6% in net interest income for the three-month period ended March 31, 2007 from the same period in 2006. Net interest margin decreased 46 basis points to 4.01% from 4.47% for the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2007, the Company had overnight cash in investments of $33.8 million and available lines of credit of at the Federal Home Loan bank of approximately $104 million, and a Federal Funds borrowing line with two correspondent financial institutions of $25.0 million.
To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. The Company expects that the earnings of the Bank, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2007.
Capital Management
The Company has an active program for managing stockholder capital. Capital is used to fund organic growth, acquisitions, pay dividends and repurchase shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low.
Periodically, the Board of Directors authorizes the Company to repurchase shares. Share repurchase announcements are published in press releases and SEC 8-K filings. Typically we do not give any public notice before repurchasing shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, market conditions and legal considerations. These factors can change at any time and there can be no assurance as to the number of shares repurchased or the timing of the repurchases.
Our policy has been to repurchase shares under the ‘safe harbor’ conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases. The Company’s potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust notes.
The Company and bank are subject to various regulatory capital adequacy requirements as prescribed by the Federal Reserve Bank. Risk-based capital guidelines establish a risk-adjusted ratio relating capital to difference categories of assets and off-balance sheet exposures. At March 31, 2007, the Company and Bank were “well capitalized” under applicable regulatory capital adequacy guidelines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Well	Minimum
		Actual	Capitalized	Capital
As of March 31, 2007	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$56,050,000	9.75%	n/a	4.0%
Tier 1 Risk-Based	56,050,000	11.23%	n/a	4.0%
Total Risk-Based	61,373,917	12.29%	n/a	8.0%

Redding Bank of Commerce
Leverage	$55,612,000	9.81%	5.0%	4.0%
Tier 1 Risk-Based	55,612,000	11.14%	6.0%	4.0%
Total Risk-Based	60,936,129	12.21%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2007, all of the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
During the three months ended March 31, 2007, the average balance of FHLB advances was $40.0 million and the average interest rates during the period was 5.40%. The maximum outstanding at any month-end during the three months ended March 31, 2007 was $40.0 million. The FHLB advances are collateralized by loans and securities pledged to the FHLB.
Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses, which consists of the allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process using several analytical tools and benchmarks, to calculate a range of possible outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance.
The allowance for loan and lease losses is the Company’s most significant management accounting estimate. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document. The entire allowance is used to absorb credit losses inherent in the loan portfolio. The allowance includes an amount for imprecision or uncertainty to incorporate a range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. This portion of the total allowance is the results of the Company’s judgment of risks inherent in the portfolio, economic uncertainties, historical loss experience and other subjective factors, including industry trends. The methodology used is refined to calculate a portion of the allowance for each portfolio type to reflect our view of the risk in these portfolios.
Changes in the estimate of the allowance for loan and lease losses and the related provision expense can materially affect net income. Determining the allowance for loan and lease losses requires management to make forecasts of losses that are highly uncertain and require a high degree of judgment.
Provision for loan and lease losses of $6,000 were provided for the three-months ended March 31, 2007 compared with $11,000 for the same period of 2006. The Company’s allowance for loan and lease losses was 1.18% of total loans at March 31, 2007 and 1.13% at March 31, 2006, while its ratio of non-performing assets to total assets was 0.00% at March 31, 2007, compared to 0.02% at March 31, 2006.

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
The holding company, subsidiary bank and non-bank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2006 Annual Report on Form 10-K.
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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2006 Annual Report on Form 10-K.

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
Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2006 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K require management to make difficult, subjective or complex judgments or estimates.
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
Accounting Principles Generally Accepted in the United States of America
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K.
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
Allowance for Loan and Lease Losses (“ALLL”)
The allowance for loan and lease losses is the Company’s most significant management accounting estimate. The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) SFAS No.5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Revenue recognition
The Company’s primary source of revenue is interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.
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
The amount of the reduction for the fiscal years 2004 through 2006 is disclosed in Note 13 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.
Income Taxes
The Company files a consolidated federal and state income tax return. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid (Unaudited, Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$407,758	$8,464	8.30%	$369,589	$7,230	7.82%
Tax-exempt Securities	29,712	278	3.74%	14,099	123	3.49%
US Government Securities	33,722	356	4.22%	43,052	423	3.93%
Mortgage backed Securities	41,919	476	4.54%	41,910	439	4.19%
Federal Funds Sold	15,540	200	5.15%	11,587	130	4.49%
Other Securities	2,302	36	6.26%	4,049	44	4.35%

Average Earning Assets	$530,953	$9,810	7.39%	$484,286	$8,389	6.93%

Cash & Due From Banks	$12,939			$13,937
Bank Premises	9,288			5,943
Allowance for Loan Losses	(4,892)			(4,364)
Other Assets	17,226			12,877

Average Total Assets	$565,514			$512,679

Interest Bearing Liabilities
Demand Interest Bearing	$112,910	$557	1.97%	$103,500	$233	0.90%
Savings Deposits	28,864	171	2.37%	28,093	65	0.93%
Certificates of Deposit	214,094	2,605	4.87%	164,752	1,549	3.76%
Repurchase Agreements	34,860	342	3.92%	24,057	199	3.31%
FHLB Borrowings	40,000	539	5.39%	57,611	672	4.67%
Trust Preferred Borrowings	15,000	269	7.17%	15,000	258	6.88%

	445,728	$4,483	4.02%	393,013	$2,976	3.03%

Noninterest bearing demand	73,977			78,339
Other Liabilities	1,333			4,376
Stockholders’ Equity	44,476			36,951

Average Liabilities and Stockholders’ Equity	$565,514			$512,679

Net Interest Income and Net Interest Margin		$5,327	4.01%	$5,413	4.47%

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
Table 2. Analysis of Changes in Net Interest Income and Interest Expense
March 31, 2007 over March 31, 2006

(Dollars in thousands)	Volume	Rate	Total
Increase (Decrease) In
Interest Income
Portfolio Loans	$792	$442	$1,234
Tax-exempt Securities	146	9	155
US Government Securities	(98)	31	(67)
Mortgage back Securities	0	37	37
Federal Funds Sold	51	19	70
Other Securities	(27)	19	(8)

Total Increase (Decrease)	$864	$557	$1,421

Increase (Decrease) In
Interest Expense
Interest Bearing Demand	$46	$278	$324
Savings Deposits	5	101	106
Certificates of Deposit	600	456	1,056
Repurchase Agreements	106	37	143
FHLB Borrowings	(237)	104	(133)
Trust Preferred Borrowings	0	11	11

Total Increase (Decrease)	$520	$987	$1,507

Net Increase	$344	$(430)	$(86)

Net interest income was $5.3 million for the first three-months of 2007 compared with $5.4 million for the same period in 2006, a 1.6% decrease (Tables 1 and 2). The decrease is attributed to an increase in the volume of certificates of deposit coupled with increases in interest rates during the period. Average earning assets for the first three-months of 2007 were $530.9 million compared with $484.3 million for the same period in 2006, an increase of $46.7 million or 9.6%. The single largest component of increased earning assets was in the loan portfolio. Average loans increased $38.2 million or 10.3% over the same three-month period in 2006. Coupled with the asset growth, yields on earning assets increased to 7.39% compared with 6.93 over the same three-month period in 2006, a gain of 46 basis points.
Average interest bearing liabilities also increased by $52.7 million or 13.4% for the first three-months of 2007 to $445.7 million in 2007 compared with $393.0 million for the same period in 2006. The cost of interest bearing liabilities or funding increased to 4.02% in 2007 compared to 3.03% in 2006, an increase in interest expense of $1.5 million or 50.6%. The increase in interest expense is primarily due to increased volume in time accounts.
As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 46 basis points to 4.01% for the three-months ended March 31, 2007 compared with 4.47% for the same three-month period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended
	March 31, 2007	March 31, 2006
Noninterest income
Service charges on deposit accounts	$69	$88
Payroll and benefit processing fees	108	109
Earnings on cash surrender value -
Bank owned life insurance	95	53
Net gain on sale of securities available-for-sale	46	0
Net gain on sale of loans	0	1
Merchant credit card service income, net	92	77
Mortgage brokerage fee income	6	17
Other income	82	103

Total noninterest income	$498	$448

Noninterest income increased $50,000 or 11.2% for the quarter ended March 31, 2007 over March 31, 2006. During the first quarter, net gains on sale of securities totaled $46,000. The securities available-for-sale portfolio was repositioned to take advantage of higher yielding investments in the municipal sector. Mortgage brokerage fee income decreased by $11,000 for the first quarter 2007 over the same period in 2006, due to decreases in mortgage brokerage volume.

Noninterest Expense	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 31, 2006

Noninterest expense

Salaries and related benefits	$2,097	$1,878
Occupancy and equipment expense	458	435
FDIC insurance premium	13	12
Data processing fees	55	58
Professional service fees	195	204
Payroll processing fees	31	29
Deferred compensation expense	97	88
Stationery and supplies	61	60
Postage	33	31
Directors’ expense	45	60
Other expenses	403	383

Total noninterest expense	$3,488	$3,238

Noninterest expense for the quarter ended March 31, 2007 was $3.5 million, an increase of $250,000 or 7.7% over the same period a year ago. Salaries and employee benefits represent most of the increase of $219,000 or 11.7% over the same period a year ago and are attributed to the increases in production at each location.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended
Income Taxes	March 31, 2007	March 31, 2006

Tax provision	$844	$1,020
Effective tax rate	36.2%	39.1%

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and enterprise zone qualifying loans. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax, and takes into consideration strategies to increase tax exempt income and tax credits.
On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Fin 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure and transition issues. The Company has analyzed filing positions of federal and state jurisdictions, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will results in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
The Company has an unrealized tax benefit of $3.7 million which did not change significantly during the three months ended March 31, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2007 consist of the following:

March 31, 2007

Deferred Tax Assets
State Franchise taxes	276,048
Deferred compensation	1,735,541
Loan loss reserves	1,926,296
Net unrealized losses on securities available-for-sale	554,133
Other	367,151

Total Deferred Tax Assets	4,859,169

Deferred Tax Liabilities
Depreciation	(229,998)
Deferred loan origination costs	(413,431)
Deferred state taxes	(245,348)
Other	(248,809)

Total Deferred Tax Liabilities	(1,137,586)

Total Net Deferred Tax Asset	$3,721,583

Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, Tehama, Sutter and Yuba counties, California, and the location of the Bank’s five full services branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although The Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	March 31, 2007	December 31, 2006

Commercial and financial loans	$120,801	$121,754
Real estate-construction loans	114,658	110,693
Real estate-commercial	155,830	159,370
Real estate- other	16,848	12,986
Real estate-mortgage	1,372	4,278
Installment	179	203
Agricultural	5,719	3,971
Other loans	1,150	937
Less:
Net deferred loan fees	(267)	(298)
Allowance for loan losses	(4,933)	(4,904)

Total net loans	$411,357	$408,990

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net portfolio loans increased $2.4 million or 0.58% at March 31, 2007 over December 31, 2006. The portfolio mix remains consistent with the mix at December 31, 2006. The balance of the portfolio remains relatively consistent with the mix at December 31, 2006, with commercial and financial loans of approximately 31%, real estate construction of approximately 29% and commercial real estate of approximately 39%. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due and payable. The Company had outstanding balances of $0 and $0 in impaired loans as of March 31, 2007 and December 31, 2006, respectively.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	March 31, 2007	December 31, 2006

Nonaccrual loans	$0	$0
90 days past due and still accruing interest	0	0

Total nonaccrual loans	0	0
Other Real Estate Owned	0	0

Total non performing assets	$0	$0

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	March 31, 2007	March 31, 2006

Allowance for Loan and Lease Losses
Beginning balance for Loan and Lease Losses	$4,904	$4,316
Provision for Loan and Lease Losses	6	11
Charge offs:
Commercial	(0)	(149)
Real Estate	(0)	(0)
Other	(0)	(0)

Total Charge offs	(0)	(149)

Recoveries:
Commercial	19	116
Real Estate	0	0
Other	4	1

Total Recoveries	23	117

Ending Balance	$4,933	$4,295
ALLL to total loans	1.18%	1.13%
Net Charge offs to average loans	0.00%	0.01%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Securities Portfolio
The Company’s available-for-sale securities consists of both debt and marketable equity securities. The portfolio is comprised of U.S. Treasury securities, U.S. Agency securities, mortgage-backed securities, and obligations of states and political subdivisions. Securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses, after applicable income taxes, are reported in cumulative other comprehensive income. The Company uses the most current quotations to estimate the fair value of these securities.
Securities classified as held-to-maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in stockholders’ equity. Portions of the securities portfolio are used for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances.
The Company does not include federal funds sold as securities. These investments are included in cash and cash equivalents.
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold.
Total available-for-sale securities increased $124,000 or 0.2% at March 31, 2007 compared to March 31, 2006. As of March 31, 2007, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $17.2 million for deposits of public funds, approximately $35.1 million for collateralized repurchase agreements and $15.0 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of March 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$26,988	$0	$(473)	$26,515
Obligations of state and political subdivisions	20,539	85	(102)	20,522
Mortgage backed securities	45,588	0	(837)	44,751
Corporate Bonds	2,000	0	(19)	1,981

Total	$95,115	$85	$(1,431)	$93,769

(Dollars in thousands)	as of March 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$42,316	$0	$(957)	$41,359
Obligations of state and political subdivisions	7,316	29	(171)	7,174
Mortgage backed securities	42,318	0	(1,220)	41,098
Corporate Bonds	4,054	0	(40)	4,014

Total	$96,004	$29	$(2,388)	$93,645

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of financial services. The Company is subject to interest rate risk for the following reasons:
•	Assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates fall, earnings will initially decline);

•	Assets and liabilities may reprice at the same time but by different amounts (for example, the level of interest rates in the market is falling and the Company may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market rates);

•	Short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or

•	The remaining maturities of various assets and liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage rates decline sharply, mortgage-backed securities held in the securities available-for-sale may prepay significantly earlier than anticipated, which could reduce portfolio income.)
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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 2006, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $1,025,066 and $2,858,261, respectively. At March 31, 2007, the estimated annual increase in net interest income attributable to a 100 and 200 basis point increase in the federal funds rate was $262,294 and $431,384. At December 31, 2006, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,197,142 and $2,093,350, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
The Company’s use of derivatives is monitored by the Directors ALCO committee. During 2006 the Board of Directors approved a cash flow hedge up to a notional amount of $100 million. The ALCO Roundtable initiated a forward starting swap transaction with Morgan Keegan as the counterparty. Two transactions, $60 million and $40 million, aggregating $100 million were executed, both commencing on December 1, 2006 and maturing on June 1, 2009. Under the $60 million swap transaction, the Company will receive, on a monthly basis, a fixed rate of 7.90% and pay Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. Under the $40 million swap transaction the Company will receive, on a monthly basis, a fixed rate of 7.95% and pay Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. The $40 million swap has a Prime Indexed embedded floor of 6.5%. The purpose of this strategy is to protect or hedge net interest income in a declining rate environment.

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
Form 8-K dated 5/2/07 1st Quarter Earnings Release
Form 8-K dated 4/20/07 Lease Agreement Placer Heights Plaza
Form 8-K dated 4/12/07 Cardinal Software license agreement
Form 8-K dated 3/29/07 1st Quarter Dividend
SIGNATURES
Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK OF COMMERCE HOLDINGS
(Registrant)
Date: May 04, 2007

/s/ Linda J. Miles
Linda J. Miles
Executive Vice President & Chief Financial Officer