Form 10-Q
period 2007-06-30
Bank of Commerce Holdings
filed 2007-08-10
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25135
Bank of Commerce Holdings
(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or other jurisdiction of incorporation or organization) 1901 Churn Creek Road Redding, California	(I.R.S. Employer Identification No.)
96002
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (530) 722-3939
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
Outstanding shares of Common Stock, no par value, as of June 30, 2007: 8,908,880

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Index to Form 10-Q

		Page:
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1a.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

SIGNATURES		41

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Amounts in thousands, except per share data	June 30, 2007	Dec. 31, 2006	June 30, 2006
ASSETS

Cash and due from banks	$18,206	$14,661	$12,668
Federal funds sold and securities purchased under agreements to resell	14,115	24,605	14,155

Cash and cash equivalents	32,321	39,266	26,823
Securities available-for-sale (including pledged collateral of $93,790 at June 30, 2007; $71,686 at December 31, 2006 and $83,080 at June 30, 2006)	94,029	95,601	97,366
Securities held-to-maturity (estimated fair value of $10,369 at June 30, 2007, $10,892 at December 31, 2006 and $10,889 at June 30, 2006)	10,637	10,810	11,141
Loans, net of the allowance for loan losses of $4,943 at June 30, 2007, $4,904 at December 31, 2006 and $4,502 at June 30, 2006	437,821	408,990	401,185
Bank premises and equipment, net	10,329	8,595	6,690
Other assets	20,440	20,180	20,942

TOTAL ASSETS	$605,577	$583,442	$564,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$69,842	$84,779	$74,505
Demand — interest bearing	114,530	119,437	101,492
Savings	45,082	22,749	23,112
Certificates of deposits	211,794	212,442	189,577

Total deposits	441,248	439,407	388,686

Securities sold under agreements to repurchase	46,655	37,117	32,507
Federal Home Loan Bank borrowings	50,000	40,000	80,000
Other liabilities	7,114	7,537	6,536
Guaranteed preferred beneficial interests in company’s junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	560,482	539,526	523,194

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2007 and 2006	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,908,880 shares issued and outstanding at June 30, 2007, 8,847,042 at December 31, 2006 and 8,729,672 at June 30, 2006	11,966	11,517	11,441
Retained earnings	34,997	33,336	31,479
Accumulated other comprehensive (loss), net of tax	(1,868)	(937)	(1,967)

Total Stockholders’ equity	45,095	43,916	40,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$605,577	$583,442	$564,147

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and six months ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
Amounts in thousands, except for per share data	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income:
Interest and fees on loans	$8,965	$8,149	$17,429	$15,380
Interest on tax exempt securities	334	140	612	263
Interest on U.S. government securities	816	864	1,648	1,726
Interest on federal funds sold and securities purchased under agreements to resell	190	145	390	275
Interest on other securities	9	44	45	88

Total interest income	10,314	9,342	20,124	17,732

Interest expense:
Interest on demand deposits	587	286	1,144	519
Interest on savings deposits	355	75	526	140
Interest on time deposits	2,627	1,872	5,232	3,421
Securities sold under agreements to repurchase	381	267	723	466
Interest on FHLB and other borrowing expense	632	902	1,171	1,574
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	271	266	540	524

Total interest expense	4,853	3,668	9,336	6,644

Net interest income	5,461	5,674	10,788	11,088
Provision for loan and lease losses	0	143	6	154

Net interest income after provision for loan losses	5,461	5,531	10,782	10,934

Noninterest income:
Service charges on deposit accounts	76	86	145	174
Payroll and benefit processing fees	89	89	197	198
Earnings on cash surrender value - Bank owned life insurance	99	98	194	151
Net gain (loss) on sale of securities available-for-sale	0	0	46	0
Merchant credit card service income, net	96	93	188	170
Mortgage brokerage fee income	29	35	35	52
Other income	229	111	311	214

Total non-interest income	618	512	1,116	959

Noninterest expense:
Salaries and related benefits	1,959	1,996	4,056	3,874
Occupancy and equipment expense	543	448	1,001	883
FDIC insurance premium	13	12	26	24
Data processing fees	90	58	145	116
Professional service fees	252	150	447	354
Payroll and Benefit fees	25	25	56	54
Deferred compensation expense	101	90	198	178
Stationery and Supplies	46	49	107	109
Postage	34	34	67	65
Directors’ expense	76	65	121	125
Other expenses	562	383	965	766

Total non-interest expense	3,701	3,310	7,189	6,548

Income before income taxes	2,378	2,733	4,709	5,345
Provision for income taxes	778	1,044	1,622	2,064

Net Income	$1,600	$1,689	$3,087	$3,281

Basic earnings per share	$0.18	$0.19	$0.35	$0.38
Weighted average shares — basic	8,908	8,723	8,887	8,702
Diluted earnings per share	$0.18	$0.19	$0.34	$0.37
Weighted average shares — diluted	9,063	8,912	8,985	8,896
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2007 and 2006

Dollars in thousands	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net Income	$3,087	$3,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6	154
Provision for depreciation and amortization	469	321
Compensation expense associated with stock options	36	27
Tax benefits from the exercise of stock options	(118)	(134)
(Gain ) Loss on sale of securities available for sale	(46)	0
Amortization of investment premiums and accretion of discounts, net	(5)	(13)
Gain on sale of fixed assets	(16)	0
Deferred income taxes	(955)	(461)
Changes in operating assets and liabilities:
Other assets	1,364	(4,499)
Deferred loan fees	(47)	0
Other liabilities	(331)	(658)

Net cash provided by operating activities	3,444	(1,982)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	3,121	5,105
Proceeds from sales of available-for-sale securities	20,569	0
Proceeds from maturities of held-to-maturity securities	171	216
Purchases of available-for-sale securities	(23,495)	(14,019)
Loan originations, net of principal repayments	(28,790)	(38,034)
Purchases of premises and equipment	(2,239)	(1,380)

Net cash used by investing activities	(30,663)	(48,112)

Cash flows from financing activities:
Net increase in deposits	1,840	16,570
Net increase in securities sold under agreement to repurchase	9,538	9,622
Proceeds from Federal Home Loan Bank advances	10,000	45,000
Repayments of Federal Home Loan Bank advances	(0)	(20,000)
Cash dividends paid on common stock	(1,517)	(1,221)
Proceeds from stock options exercised	295	256
Excess tax benefits from the exercise of stock options	118	134

Net cash provided by financing activities	20,274	50,361

Net decrease in cash and cash equivalents	(6,945)	(267)

Cash and cash equivalents, beginning of period	39,266	26,556

Cash and cash equivalents, end of period	$32,321	$26,823

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,618	$1,782
Interest	8,836	6,579
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce™, Roseville Bank of Commerce™ and Sutter Bank of Commerce™ (“RBC” or the “Bank”) and Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation. There is no effect on net income, earnings per share, or stockholders’ equity.
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
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Basic EPS Calculation:

Numerator (net income)	$1,600	$1,689	$3,087	$3,281

Denominator (average common shares outstanding)	8,908	8,723	8,887	8,702

Basic earnings per Share	$0.18	$0.19	$0.35	$0.38

Diluted EPS Calculation:
Numerator (net income)	$1,600	$1,689	$3,087	$3,281
Denominator:
Average common shares outstanding	8,908	8,723	8,887	8,702
Dilutive effect of Stock Options	155	189	98	194

Adjusted average common shares outstanding — diluted	9,063	8,912	8,985	8,896

Diluted earnings per Share	$0.18	$0.19	$0.34	$0.37

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
For the second quarter of 2007, stock option compensation expense charged against income was $35,751. At June 30, 2007, there was $165,788 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. One option grant was awarded during the second quarter of 2007.
During the six months ended June 30, 2007 and 2006 the Company realized income tax benefits of $117,925 and $133,984 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.
During the six months ended June 30, 2007 and 2006 the Company received cash of $294,506 and $256,000 respectively, upon exercise of stock-based compensation arrangements.
5. Comprehensive Income
The ALCO Roundtable initiated a forward starting swap transaction with Morgan Keegan as the counterparty. Two transactions, $60 million and $40 million, aggregating $100 million were executed, both commencing on December 1, 2006 and maturing on June 1, 2009. Under the $60 million swap transaction, the Company received, on a monthly basis, a fixed rate of 7.90% and paid Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. Under the $40 million swap transaction the Company received, on a monthly basis, a fixed rate of 7.95% and paid Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. The $40 million swap had a Prime Indexed embedded floor of 6.5%. The purpose of this strategy was to protect or hedge net interest income in a declining rate environment. The Swap transaction was terminated during the second quarter of 2007 due to reduced market risk exposure. A $41,000 gain was recognized as a result of this transaction.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net income as reported	$1,600	$1,689	$3,087	$3,281
Other comprehensive income:
Holding gain (loss) arising during period on AFS securities, net of tax	(1,076)	(579)	(931)	(677)
Reclassification adjustment on AFS securities, net of tax			(27)
Holding gain (loss) arising during period on derivative transactions, net of tax	(105)	0	51	0
Reclassification adjustment on derivative transactions, net of tax	(24)		(24)
Total comprehensive income	$395	$1,110	$2,156	$2,604

6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2007 was 8.66%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.12%, until September 10, 2010 after which the rate will reset quarterly to equal 3-Month LIBOR plus 1.58%. The Trust simultaneously issued $310,000 of the Trust’s common securities of beneficial interest to the Company.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate, at 6.12% until September 10, 2010, after which the rate will reset on a quarterly basis to equal 3-Month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, at any time and from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters.
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
The Notes mature on September 15, 2035, but may be redeemed at the Company’s option at any time on or after September 15, 2010, or at any time upon certain events, such as a change in the regulatory capital treatment of the Notes, the Trust being deemed to be an investment company or the occurrence of certain adverse tax events. In each case, the Company may redeem the Notes for their aggregate principal amount, plus accrued interest.
7. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2007 are below:

(Dollars in thousands)

2007	$247
2008	$500
2009	$444
2010	$400
2011	$308
Thereafter	$128

Total	$2,027

Minimum rental due in the future
Under non-cancelable subleases	$0

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $50,000,000 as of June 30, 2007 and $80,000,000 as of June 30, 2006. The FHLB advances bear fixed and floating interest rates ranging from 5.23% to 5.47%. Interest is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

Amount	Interest Rate	Maturity

$10,000,000	5.43%	01/24/2008
$10,000,000	5.47%	01/24/2011
$5,000,000	5.23%	04/28/2008
$15,000,000	5.39%	11/30/2007
$10,000,000	5.27%	08/03/2007

$50,000,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $2,350,000 and to pledge $30,859,597 of its real estate mortgage loans to the FHLB as collateral as of June 30, 2007. At June 30, 2007, the Bank had available borrowing lines at the FHLB of $36,662,384 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.
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
The Company’s commitments to extend credit are illustrated below:

	June 30, 2007	June 30, 2006

Commitment lines of credit	$170,281,351	$156,695,891
Standby letters of credit	8,334,120	14,177,689
Guaranteed commitments outstanding	1,375,999	248,000

	$179,991,470	$171,121,580

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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2006 to June 30, 2007. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2007, compared to the same period in 2006. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust I and II. During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust I (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2007 was 8.66%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). The proceeds of the issuance will qualify as either Tier I or Tier II Capital under Federal Reserve Board guidelines. $5 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.115%.
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
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At June 30, 2007, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Changes in interest rates, up or down, could adversely affect the net interest margin. The yield we earn on our deposits and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other (timing differences). A significant portion of the Company’s assets are tied to variable rate pricing and the Company is considered to be asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits, thereby affecting the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $4.9 million, or 1.12% of total loans at June 30, 2007.
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
At June 30, 2007, time certificates of deposit in excess of $100,000 represented approximately 34% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Regulation and Supervision of Bank Holding Companies” in the Company’s 2006 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Shares Eligible for Future Sale
As of June 30, 2007, the Company had 8,908,880 shares of Common Stock outstanding, of which 6,088,905 shares are eligible for sale in the public market without restriction and 2,819,975 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 380,245 shares of the issued and outstanding shares of common stock at exercise prices ranging from $2.75 to $11.47 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	June 30, 2007	June 30, 2006

Profitability Ratios
Net Interest Income to Average Assets	3.76%	4.21%
Net Income to Average Equity	13.69%	15.94%

Efficiency Ratio[2]	60.39%	54.35%

Capital Ratios
Leverage Ratio	9.74%	9.62%
Risk Based Capital	$62,286,773	$52,921,000
Tier 1 Capital	10.79%	11.36%
Total Capital	11.80%	12.41%

Per Common Share Data
Dividend Payout Ratio	38.75%	31.40%
Book Value	$5.06	$4.69
Market Price	$10.82	$10.45
High	$11.63	$11.00
Low	$10.82	$9.14

Financial Highlights — Results of Operations
Net income for the second quarter of 2007 totaled $1,600,000, a decrease of 2.7% from the $1,689,000 reported for the same quarterly period of 2006. On the same basis, diluted earnings per common share for the second quarter of 2007 were $0.18, compared to $0.19 for the same period of 2006, a decrease of 5.3%. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2007 were 1.10% and 14.00%, respectively, compared with 1.22% and 15.81%, respectively, for the second quarter of 2006.
Net income for the six-month period ended June 30, 2007 totaled $3,087,000, a decrease of 5.9% over net income of $3,281,000 reported for the same six-month period ended June 30, 2006. On the same basis, diluted earnings per common share for the six-months ended June 30, 2007 was $0.34, compared to $0.37 for the same six-month period in 2006, an 8.1% decrease. ROA was 1.07% and ROE was 13.69% for the first six-months of 2007 compared with 1.25% and 15.94%, respectively, for the same six-month period of 2006.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2007 was $5.46 million compared with $5.67 million for the same period in 2006, a decrease of 3.0%. Net interest income for the six-months ended June 30, 2007 was $10.79 million compared with $11.09 million for the same six-month period in 2006, a decrease of 2.7%.
Average earning assets for the six-months ended June 30, 2007 increased $40.1 million or 8.1% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $35.1 million or 9.2% on average compared with the prior year period. Average securities including federal funds sold increased $5.0 million or 4.3% over the prior period. Overall, the yield on earning assets increased to 7.50% for the six-month period ended June 30, 2007 compared to 7.14% for the same period in the prior year.

[2]	The efficiency ratio is noninterest expense divided by total revenue (net inter `est income and noninterest income)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The increase is primarily due to new loan production priced at higher rates, additional available funds were invested into the security portfolio.
Average interest-bearing deposits for the six-months ended June 30, 2007 increased $57.1 million or 18.8% compared with the prior year period. Average non-interest bearing deposits have decreased by $4.9 million or 6.3% over the prior year six-month period. Average borrowings have decreased by $9.0 million or 8.6% when compared with the prior year period; the decrease is primarily related to a reduction in FHLB borrowings. Borrowings are repaid as core deposit growth increases.
The overall cost of interest-bearing liabilities for the first six-months 2007 was 4.53% compared with 3.26% for the first six-months of 2006. The increased cost was primarily a result of increased interest paid on interest-bearing liabilities. The net effect of the changes discussed above resulted in a decrease of $0.3 million or 2.7% in net interest income for the six-month period ended June 30, 2007 from the same period in 2006. The net interest margin decreased 44 basis points to 4.02% from 4.47% over the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2007, the Company had overnight investments of $14.1 million and available lines of credit at the Federal Home Loan bank of approximately $36.2 million, and two federal funds borrowing line with correspondent banks of $25.0 million.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At June 30, 2007, the Company and Bank were “well capitalized” under applicable regulatory capital adequacy guidelines.

			Well	Minimum
		Actual	Capitalized	Capital
June 30, 2007	Capital	Ratio	Requirement	Requirement

The Company Leverage	$56,962,856	9.74%	n/a	4.0%
Tier 1 Risk-Based	56,962,856	10.79%	n/a	4.0%
Total Risk-Based	62,286,773	11.80%	n/a	8.0%

Redding Bank of Commerce
Leverage	$56,840,937	9.87%	5.0%	4.0%
Tier 1 Risk-Based	56,840,937	10.77%	6.0%	4.0%
Total Risk-Based	62,175,700	11.78%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2007, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At June 30, 2007, the Bank had $50 million in FHLB term advances outstanding at an average rate of 5.42% compared to $80 million at an average rate of 5.24% at June 30, 2006.
Provision for Loan and Lease Losses
The Allowance for Loan and Lease Losses, which consists of the allowance for loan losses, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process using several analytical tools and benchmarks, to calculate a range of probable outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance.
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

Provision for loan and lease losses of $6,000 were provided for the six-months ended June 30, 2007 compared with $154,000 for the same period of 2006. The Company’s allowance for loan and lease losses was 1.12% of total loans at June 30, 2007 and 1.11% at June 30, 2006, while its ratio of non-performing assets to total assets was 0.00% at June 30, 2007, compared to 0.02% at June 30, 2006.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Allowance for Loan and Lease Losses (“ALLL”)
The allowance for loan and lease losses is the Company’s most significant management accounting estimate. The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) SFAS No.5 which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, which requires that losses on impaired loans be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$416,141	$17,429	8.38%	$381,070	$15,380	8.07%
Tax-exempt Securities	30,548	612	4.01%	14,911	263	3.53%
US Government Securities	72,937	1,648	4.52%	84,890	1,726	4.07%
Federal Funds Sold	14,823	390	5.26%	11,463	275	4.80%
Other Securities	2,000	45	4.50%	4,053	88	4.34%

Average Earning Assets	$536,449	$20,124	7.50%	$496,387	$17,732	7.14%

Cash & Due From Banks	$13,473			$14,078
Bank Premises	9,742			6,249
Allowance for Loan and Lease Losses	(4,890)			(4,372)
Other Assets	19,690			14,537

Average Total Assets	$574,464			$526,879

Interest Bearing Liabilities
Demand Interest Bearing	$110,668	$1,144	2.07%	$104,439	$519	0.99%
Savings Deposits	35,957	526	2.93%	26,736	140	1.05%
Certificates of Deposit	213,721	5,232	4.90%	172,074	3,421	3.98%
Repurchase Agreements	37,064	723	3.90%	25,972	466	3.59%
FHLB Borrowings	43,260	1,171	5.41%	63,370	1,574	4.93%
Trust Preferred Borrowings	15,000	540	7.20%	15,000	524	7.16%

Average Interest Bearing Liabilities	455,670	$9,336	4.53%	407,591	$6,644	3.26%

Non interest Demand	72,321			77,213
Other Liabilities	1,370			5,903
Shareholder Equity	45,103			36,172

Average Liabilities and Stockholders Equity	$574,464			$526,879

Net Interest Income and Net Interest Margin		$10,788	4.02%		$11,088	4.47%

Interest income on loans includes fee income of approximately $135,554 and $272,900 for the period ended June 30, 2007 and 2006, respectively. The Company’s average total assets increased to $574.5 million at June 30, 2007 compared to $526.9 million for the same period in 2006, a $47.6 million increase or 9.0%.
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
Table 2.
Analysis of Changes in Net Interest Income and Interest Expense

	(Unaudited)
	June 30, 2007 over June 30, 2006
(Dollars in thousands)	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$1,469	$580	$2,049
Tax-exempt Securities	313	36	349
US Government Securities	(270)	192	(79)
Federal Funds Sold	58	57	115
Other Securities	(46)	3	(43)

Total Increase	$1,524	$868	$2,392

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$64	$561	$625
Savings Deposits	135	251	386
Certificates of Deposit	1,020	791	1,811
Repurchase Agreements	216	41	257
FHLB Borrowings	(544)	154	(390)
Trust Preferred Borrowings	0	3	3

Total Increase	$891	$1,801	$2,692

Net Increase	$633	$(933)	$(300)

Net interest income for the quarter ended June 30, 2007 was $5.46 million compared with $5.67 million for the same period in 2006, a decrease of 3.7%. Net interest income for the six-months ended June 30, 2007 was $10.79 million compared with $11.09 million for the same six-month period in 2006, a decrease of 2.71%.
Average earning assets for the six-months ended June 30, 2007 increased $40.1 million or 8.1% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $35.1 million or 9.2% on average compared with the prior year period. Average securities including federal funds sold increased $5.0 million or 4.3% over the prior period. Overall, the yield on earning assets increased to 7.50% for the six-month period ended June 30, 2007 compared to 7.14% for the same period in the prior year.
The overall cost of interest-bearing liabilities for the first six-months 2007 was 4.53% compared with 3.26% for the first six-months of 2006. The increased cost was primarily a result of increased interest paid on interest-bearing liabilities. The net effect of the changes discussed above resulted in a decrease of $0.3 million or 2.7% in net interest income for the six-month period ended June 30, 2007 from the same period in 2006. The net interest margin decreased 44 basis points to 4.03% from 4.47% over the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Noninterest income
Service charges on deposit accounts	$76	$86	$145	$174
Payroll and benefit processing fees	89	89	197	198
Earnings on cash surrender value - Bank owned insurance	99	98	194	151
Net gain on sale of securities available-for-sale	0	0	46	0
Merchant credit card service income, net	96	93	188	170
Mortgage brokerage fee income	29	35	35	52
Other Income	229	111	311	214

Total Noninterest income	$618	$512	$1,116	$959

Noninterest income increased $106,000 or 20.7% for the quarter ended June 30, 2007 over June 30, 2006. The increase is primarily related to dividends from FHLB stock and gains from the termination of interest rate swaps. A $41,000 gain was recognized as a result of the swap transaction.
Noninterest income increased $157,000 or 16.4% for the six-months ended June 30, 2007 over June 30, 2006. The increase for the six-month period is related to the aforementioned gains and additional earnings from bank owned insurance.
Noninterest Expense

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Noninterest Expense
Salaries and related benefits	$1,959	$1,996	$4,056	$3,874
Occupancy and equipment expense	543	448	1,001	883
FDIC insurance premium	13	12	26	24
Data processing fees	90	58	145	116
Professional service fees	252	150	447	354
Payroll and Benefit fees	25	25	56	54
Deferred compensation expense	101	90	198	178
Stationery and Supplies	46	49	107	109
Postage	34	34	67	65
Directors’ expense	76	65	121	125
Other expenses	562	383	965	766

Total Noninterest expense	$3,701	$3,310	$7,189	$6,548

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest expense for the quarter ended June 30, 2007 was $3.7 million, an increase of $391,000 or 11.8% over the same period a year ago. The increase is due to increased occupancy and equipment expenses associated with the new administrative building, and the costs related with additional advertising campaigns and business development activities.
Non-interest expense for the six-months ended June 30, 2007 was $7.2 million compared to $6.5 million in the same period a year ago, an increase of 641,000 or 9.79% over the same six-month period a year ago. Salaries and employee benefits increased $182,000 or 4.6% over the same six-month period a year ago; cost of living adjustments and increasing employee benefit costs account for the variance. In addition, the aforementioned occupancy and equipment expenses, and other reasons noted above also contributed to the period over period increase.
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
The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company’s tax provision is attributable to increases in non-taxable income related to a reduction in the municipal security portfolio and reclassification of enterprise zone qualified credits.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Income Taxes
Tax provision	$778	$1,044	$1,622	$2,064
Effective tax rate	32.72%	38.2%	34.44%	38.6%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has an unrealized tax benefit of $4.7 million for the six months ended June 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 consist of the following:

	June 30, 2007	December 31, 2006

Deferred Tax Assets

State Franchise taxes	133,741	276,048
Deferred compensation	1,833,076	1,735,541
Loan loss reserves	2,005,505	1,926,296
Net unrealized losses on securities available-for-sale	1,312,265	655,559
Other	383,764	208,910

Total Deferred Tax Assets	5,668,351	4,802,354

Deferred Tax Liabilities
Depreciation	(90,171)	(229,998)
Deferred loan origination costs	(491,421)	(413,431)
Deferred state taxes	(265,455)	(245,348)
Other	(158,240)	0

Total Deferred Tax Liabilities	(1,005,287)	(888,777)

Total Net Deferred Tax Asset	$4,663,064	$3,913,577

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

	June 30, 2007	December 31, 2006
Portfolio Loans
Commercial and financial loans	$146,207	$121,754
Real estate-construction loans	104,807	110,693
Real estate-commercial	162,719	159,370
Real estate-other	15,726	12,986
Real estate-mortgage	1,366	4,278
Installment	179	203
Agricultural	6,687	3,971
Other loans	5,324	937
Less:
Net deferred loan fees	(251)	(298)
Allowance for loan losses	(4,943)	(4,904)

Total net loans	$437,821	$408,990

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
Net portfolio loans have increased to $437.8 million, up $28.8 million or 7.0% at June 30, 2007 over 409.0 million at December 31, 2006. The portfolio mix reflects increases in production in commercial and financial loans, agricultural, real estate commercial, other real estate, and the all other category. Real estate mortgage loans and installment have declined. The portfolio mix has moderately changed from the mix at December 31, 2006; commercial and financial loans now approximately account for 33% compared to 30% at year-end 2006, real estate construction loans now account for 24% compared to 27% at year-end 2006, commercial real estate loans now account for 37% compared to 39% at year-end 2006. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $0 and $0 in impaired loans that had impairment allowances of $0 and $0 as of June 30, 2007 and December 31, 2006, respectively.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	June 30, 2007	December 31, 2006

Non performing assets
Nonaccrual loans	$0	$0
90 days past due and still accruing interest	0	0

Total nonaccrual loans	0	0
Other Real Estate Owned	0	0

Total non performing assets	$0	$0

Allowance for Loan and Lease Losses (ALLL)
The allowance for loan and lease losses is management’s estimate of the amount of probable loan losses in the loan portfolio. The Company determines the allowance for loan losses based on an ongoing evaluation. The evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged- off on particular categories of the loan portfolio.

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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Allowance for Loan Losses
Beginning balance for Loan Losses	$4,933	$4,295	$4,904	$4,316
Provision for Loan Losses	0	143	6	154
Charge offs:
Commercial	(0)	(120)	(0)	(269)
Real Estate	(0)	(0)	(0)	(0)
Other	(0)	(1)	(0)	(1)

Total Charge offs	(0)	(121)	(0)	(270)

Recoveries:
Commercial	9	180	30	296
Real Estate	0	0	0	0
Other	1	5	3	6

Total Recoveries	10	185	33	302

Ending Balance	$4,943	$4,502	$4,943	$4,502
ALLL to total loans	1.11%	1.11%	1.12%	1.11%
Net Charge offs to average loans	0.00%	0.00%	0.00%	0.00%

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
Total available-for-sale securities decreased $3,337,000 or 3.4% at June 30, 2007 compared to June 30, 2006. As of June 30, 2007, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $19.7 million for deposits of public funds, approximately $47.8 million for collateralized repurchase agreements and $35.5 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

	as of June 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$26,990	$0	$(593)	$26,397
Obligations of state and political subdivisions	24,119	0	(983)	23,136
Mortgage backed securities	44,094	0	(1,575)	42,519
Other securities	2,000	0	(23)	1,977

Total	$97,203	$0	$(3,174)	$94,029

	as of June 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$44,337	$0	$(1,314)	$43,023
Obligations of state and political subdivisions	13,941	20	(267)	13,694
Mortgage backed securities	38,371	0	(1,718)	36,653
Other securities	4,060	0	(64)	3,996

Total	$100,709	$20	$(3,363)	$97,366

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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Management’s most recent calculation estimated an annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate at $137,600 and $247,897, respectively. At December 31, 2006, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,197,142 and $2,093,350, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
The Annual Shareholder meeting of the Registrant was held on May 15, 2007.
7,250,572 shares or 82% of the outstanding voting stock was available for quorum.
Proposal #1 = 7,140,637 or 80% voted for the election of ten directors named in the proxy statement for terms expiring on the date of the annual meeting in 2008.
Proposal #2 = 5,369,082 or 60% voted to approve the Bank of Commerce Holdings 2008 Stock Option Plan.
Proposal #3 = 7,250,697 or 81% of the outstanding voting stock voted for the ratification of the appointment of Moss Adams, LLP as the Company’s independent auditors.
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

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: August 10, 2007	/s/ Linda J. Miles Linda J. Miles
Executive Vice President &
Chief Financial Officer