Form 10-Q
period 2007-09-30
Bank of Commerce Holdings
filed 2007-11-09
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25135
Bank of Commerce Holdings
(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Churn Creek Road Redding, California	96002
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (530) 722-3939
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of September 28, 2007: 8,784,359

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
Amounts in thousands, except per share data	2007	2006	2006
ASSETS

Cash and due from banks	$12,366	$14,661	$17,535
Federal funds sold and securities purchased under agreements to resell	7,980	24,605	28,010

Cash and cash equivalents	20,346	39,266	45,545
Securities available-for-sale (including pledged collateral of $85,574 at September 30, 2007; $71,686 at December 31, 2006 and $74,022 at September 30, 2006)	93,423	95,601	97,614
Securities held-to-maturity, at cost (estimated fair value of $10,538 at September 30, 2007, $10,892 at December 31, 2006 and $10,788 at September 30, 2006)	10,592	10,810	10,841
Loans, net of the allowance for loan losses of $5,061 at September 30, 2007, $4,904 at December 31, 2006 and $4,753 at September 30, 2006	461,171	408,990	403,657
Bank premises and equipment, net	10,464	8,595	7,350
Other assets	19,979	20,180	20,211

TOTAL ASSETS	$615,975	$583,442	$585,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$70,809	$84,779	$81,125
Demand — interest bearing	136,219	119,437	111,439
Savings	44,406	22,749	22,610
Certificates of deposits	220,803	212,442	214,019

Total deposits	472,237	439,407	429,193

Securities sold under agreements to repurchase	26,755	37,117	35,260
Federal Home Loan Bank borrowings	50,000	40,000	55,000
Other liabilities	6,734	7,537	6,352
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	571,191	539,526	541,270

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2007 and 2006	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,784,359 shares issued and outstanding at September 30, 2007, 8,847,042 at December 31, 2006 and 8,926,842 at September 30, 2006	10,252	11,517	12,416
Retained earnings	35,617	33,336	32,526
Accumulated other comprehensive (loss), net of tax	(1,085)	(937)	(994)

Total Stockholders’ equity	44,784	43,916	43,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615,975	$583,442	$585,218

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and nine months ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
Amounts in thousands, except for per share data	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Interest income:
Interest and fees on loans	$9,350	$8,501	$26,779	$23,881
Interest on tax exempt securities	324	231	936	494
Interest on U.S. government securities	798	849	2,446	2,575
Interest on federal funds sold and securities purchased under agreements to resell	190	383	580	658
Interest on other securities	22	25	67	113

Total interest income	10,684	9,989	30,808	27,721

Interest expense:
Interest on demand deposits	791	449	1,935	968
Interest on savings deposits	359	69	885	209
Interest on time deposits	2,702	2,423	7,934	5,844
Securities sold under agreements to repurchase	289	328	1,012	794
Interest on FHLB and other borrowing expense	628	918	1,799	2,492
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	274	272	814	796

Total interest expense	5,043	4,459	14,379	11,103

Net interest income	5,641	5,530	16,429	16,618
Provision for loan and lease losses	115	72	121	226

Net interest income after provision for loan losses	5,526	5,458	16,308	16,392

Noninterest income:
Service charges on deposit accounts	70	81	215	255
Payroll and benefit processing fees	90	89	287	287
Earnings on cash surrender value - Bank owned life insurance	100	80	294	231
Net gain (loss) on sale of securities available-for-sale	0	(171)	46	(171)
Net gain on sale of loans	0	90	0	90
Merchant credit card service income, net	109	110	297	280
Mortgage brokerage fee income	21	32	56	84
Other income	136	117	447	331

Total non-interest income	526	428	1,642	1,387

Noninterest expense:
Salaries and related benefits	2,402	1,996	6,458	5,870
Occupancy and equipment expense	635	467	1,636	1,350
FDIC insurance premium	13	12	39	36
Data processing fees	82	53	227	169
Professional service fees	216	149	663	503
Payroll and Benefit fees	25	24	81	78
Deferred compensation expense	105	94	303	272
Stationery and Supplies	34	71	141	180
Postage	39	26	106	91
Directors’ expense	86	45	207	170
Other expenses	391	362	1,356	1,128

Total non-interest expense	4,028	3,299	11,217	9,847

Income before provision for income taxes	2,024	2,587	6,733	7,932
Provision for income taxes	693	915	2,315	2,979

Net Income	$1,331	$1,672	$4,418	$4,953

Basic earnings per share	$0.15	$0.19	$0.50	$0.57
Weighted average shares — basic	8,904	8,764	8,893	8,723
Diluted earnings per share	$0.15	$0.19	$0.49	$0.55
Weighted average shares — diluted	8,929	8,937	8,983	8,945
Cash dividend per common share	$0.08	$0.07	$0.24	$0.20

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2007 and 2006

	September 30,	September 30,
Dollars in thousands	2007	2006
Cash flows from operating activities:
Net Income	$4,418	$4,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	121	226
Provision for depreciation and amortization	759	516
Compensation expense associated with stock options	48	40
Tax benefits from the exercise of stock options	(118)	(560)
(Gain) Loss on sale of securities available for sale	(46)	171
Amortization of investment premiums and accretion of discounts, net	(4)	8
Gain on sale of loans	0	(90)
Proceeds from sales of loans	0	2,090
Loans originated for sale	0	(2,000)
Gain on sale of equipment	(31)	0
Deferred Income Taxes, net	(260)	183
Effect of changes in:
Other assets	494	(4,742)
Deferred loan fees	(66)	(43)
Other liabilities	(566)	(842)

Net cash (used in) /provided by operating activities	4,749	(90)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	5,161	8,100
Proceeds from sales of available-for-sale securities	20,569	10,258
Proceeds from maturities of held-to-maturity securities	111	518
Purchases of available-for-sale securities	(23,495)	(26,155)
Loan originations, net of principal repayments	(52,237)	(40,535)
Purchases of premises and equipment	(2,702)	(2,236)
Net cash used by investing activities	(52,593)	(50,050)

Cash flows from financing activities:
Net increase in deposits	32,830	57,077
Net increase (decrease) in securities sold under agreement to repurchase	(10,362)	12,376
Proceeds from Federal Home Loan Bank advances	20,000	70,000
Repayments of Federal Home Loan Bank advances	(10,000)	(70,000)
Dividends paid on common stock	(2,230)	(1,846)
Common stock Repurchase	(1,930)	0
Excess tax benefits from the exercise of stock options	118	527
Proceeds from stock options exercised	498	840
Net cash from Trust Preferred	0	155

Net cash provided by financing activities	28,924	69,129

Net (decrease) increase in cash and cash equivalents	(18,920)	18,989

Cash and cash equivalents, beginning of period	39,266	26,556

Cash and cash equivalents, end of period	$20,346	$45,545

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,533	$2,936
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
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006.

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Basic EPS Calculation:

Numerator (net income)	$1,331	$1,672	$4,418	$4,953

Denominator (average common shares outstanding)	8,904	8,764	8,893	8,723
Basic earnings per share	$0.15	$0.19	$0.50	$0.57

Diluted EPS Calculation:
Numerator (net income)	$1,331	$1,672	$4,418	$4,953
Denominator:
Average common shares outstanding	8,904	8,764	8,893	8,723
Dilutive effect of stock options	74	173	90	222

	8,978	8,937	8,983	8,945

Diluted earnings per share	$0.15	$0.19	$0.49	$0.55

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
     4. Stock Option Plan
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
For the three months and nine months ending September 30, 2007, the stock option compensation expense charged against income was $12,738 and $48,489, respectively. At September 30, 2007, there was $157,874 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of five years. No option grants were awarded during the third quarter of 2007.
During the nine months ended September 30, 2007 and 2006 the Company realized income tax benefits of $118,000 and $560,000 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.
During the nine months ended September 30, 2007 and 2006 the Company received cash of $498,421 and $839,873 respectively, upon exercise of stock-based compensation arrangements.
5. Comprehensive Income
The Company initiated a forward starting swap transaction with Morgan Keegan as the counterparty. Two transactions, $60 million and $40 million, aggregating $100 million were executed, both commencing on December 1, 2006 and maturing on June 1, 2009. Under the $60 million swap transaction, the Company received, on a monthly basis, a fixed rate of 7.90% and paid Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. Under the $40 million swap transaction the Company received, on a monthly basis, a fixed rate of 7.95% and paid Morgan Keegan a floating rate payment tied to the Wall Street Prime Index commencing on January 1, 2007. The $40 million swap had a Prime Indexed embedded floor of 6.5%. The purpose of this strategy was to protect or hedge net interest income in a declining rate environment. The Swap transaction was terminated during the second quarter of 2007 due to reduced market risk exposure. A $41,000 gain was recognized as a result of this transaction.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income as reported	$1,331	$1,672	$4,418	$4,953
Other comprehensive income:
Holding gain (loss) arising during period on AFS securities, net of tax	783	734	(148)	58
Reclassification adjustment on AFS securities, net of tax	0	100	(27)	100
Holding gain (loss) arising during period on derivative transactions, net of tax	0	138	51	138
Reclassification adjustment on derivative transactions, net of tax	0	0	(24)	0
Total comprehensive income	$2,114	$2,644	$4,270	$5,249

6. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust I (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2007 was 8.56%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear an interest rate of 6.12% until September 10, 2010, after which the rate will reset on a quarterly basis to equal 3-Month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, at any time and from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters.
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
7. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2007 are below:

(Dollars in thousands)
2007	$138
2008	$592
2009	$558
2010	$524
2011	$454
Thereafter	$1,040

Total	$3,306

Minimum rental due in the future Under non-cancelable subleases	$0

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
FHLB Advances — Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $50,000,000 as of September 30, 2007 and $55,000,000 as of September 30, 2006. The FHLB advances bear fixed and floating interest rates ranging from 4.89% to 5.23%. Interest is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

Amount	Interest Rate	Maturity

$15,000,000	4.89%	11/30/2007
$10,000,000	5.12%	12/06/2007
$10,000,000	4.93%	01/24/2008
$ 5,000,000	5.23%	04/28/2008
$10,000,000	4.97%	01/24/2011

$50,000,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $2,350,000 and to pledge $49,160,035 of its real estate mortgage loans to the FHLB as collateral as of September 30, 2007. At September 30, 2007, the Bank had available borrowing lines at the FHLB of $37,237,289 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.
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
The Company’s commitments to extend credit are illustrated below:

	September 30, 2007	September 30, 2006

Commitment lines of credit	$184,065,127	$155,898,477
Standby letters of credit	6,600,143	14,211,847
Guaranteed commitments outstanding	1,375,998	1,248,000

	$192,041,268	$171,358,324

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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdiction.
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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk factors that may affect results”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2006 to September 30, 2007. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2007, compared to the same period in 2006. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust I and II. During 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust I (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2007 was 8.56%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Risk Factors
Economic Conditions and Geographic Concentration
An economic slowdown could reduce demand for the Company’s products and services and lead to lower revenues and lower earnings. A change in California’s economic and business conditions may adversely affect the ability of our borrowers to repay their loans, causing us to incur higher credit losses. The Company earns revenue from interest and fees charged on loans and financial services. When the economy slows, the demand for these products and services may fall, reducing our interest and fee income, and our earnings. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults due to the borrowers’ ability to repay their loans. Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, a slowdown in housing, natural disasters, terrorist activities, military conflicts, and the normal cyclical nature of the economy.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At September 30, 2007, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations.
Changes in Interest Rates could reduce the Company’s Net Interest Income and Earnings
The Company’s net interest income is the interest earned on loans, debt securities and other assets minus the interest paid on deposits, long-term and short-term debt and other liabilities. Net interest income reflects both our net interest margin — the difference between the yield on earning assets and the interest paid on deposits and other sources of funding — and the amount (volume) of earning assets we hold. As a result, changes in either the net interest margin or the volume of earning assets could adversely affect our net interest income and earnings.
Changes in interest rates, up or down, could adversely affect the net interest margin. The yield we pay on our deposits and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other (timing differences). A significant portion of the Company’s assets are tied to variable rate pricing and the Company is considered to be asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits, thereby affecting the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $5.1 million, or 1.09% of total loans at September 30, 2007.
Potential Volatility of Deposits
The Bank’s depositors could choose to take their money out of the bank and put it into alternative investments, causing an increase in funding costs and reducing net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments, such as equities, provide a better risk/return tradeoff. When customers move funds out of bank deposits into other investments, the Bank will lose a relatively low cost source of funds, increasing funding costs.
At September 30, 2007, time certificates of deposit in excess of $100,000 represented approximately 29% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.

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
Changes in Accounting Policies or Accounting Standards, and Changes in How Accounting Standards are interpreted or applied, Could Materially Affect How the Company Reports its Financial Results and Condition
The Company’s accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that is inherently uncertain and because it is likely that materially different amount would be reported under different conditions or using different assumptions (refer to “Critical Accounting Policies”).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Shares Eligible for Future Sale
As of September 28, 2007, the Company had 8,784,359 shares of Common Stock outstanding, of which 5,964,584 shares are eligible for sale in the public market without restriction and 2,819,775 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 380,245 shares of the issued and outstanding shares of common stock at exercise prices ranging from $3.23 to $11.47 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the heading of “Risk Management.”
Sources of Income
The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income, payroll services, and merchant credit card processing services. The profitability of the Bank depends to a great extent on net interest income. Interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Bank’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Bank is considered asset sensitive. As a result, the Company is adversely affected by declining interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	September 30, 2007	September 30, 2006

Profitability Ratios
Net Interest Income to Average Assets	3.76%	4.09%
Net Income to Average Equity	9.76%	11.46%

Efficiency Ratio[1]	62.07%	54.69%

Capital Ratios
Leverage Ratio	9.40%	10.39%
Risk Based Capital	$61,318	$64,937
Tier 1 Capital	10.19%	12.11%
Total Capital	11.18%	13.17%

Per Common Share Data
Dividend Payout Ratio	48.38%	37.27%
Book Value	$5.04	$4.92
Market Price	$11.00	$10.95
High	$12.50	$11.00
Low	$9.45	$9.14

Financial Highlights — Results of Operations
Net income for the third quarter of 2007 totaled $1,331,000, a decrease of 20.39% from the $1,672,000 reported for the same quarterly period of 2006. On the same basis, diluted earnings per common share for the third quarter of 2007 were $0.15, compared to $0.19 for the same period of 2006, a 21.05% decrease. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2007 were 0.93% and 12.03%, respectively, compared with 1.17% and 15.11%, respectively, for the third quarter of 2006.
Net income for the nine-month period ended September 30, 2007 totaled $4,418,000, a decrease of 10.80% over net income of $4,953,000 reported for the same nine-month period ended September 30, 2006. On the same basis, diluted earnings per common share for the nine-months ended September 30, 2007 was $0.49, compared to $0.55 for the same nine-month period in 2006, a 10.91% decrease. ROA was 1.01% and ROE was 13.02% for the first nine-months of 2007 compared with 1.22% and 15.28%, respectively, for the same nine-month period of 2006.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2007 was $5.6 million compared with $5.5 million for the same period in 2006, an increase of 2.0%. Net interest income for the nine-months ended September 30, 2007 was $16.4 million compared with $16.6 million for the same nine-month period in 2006, a decrease of 1.1%.
Average earning assets for the nine-months ended September 30, 2007 increased $35.8 million or 7.0% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $35.7 million or 9.2% on average compared with the prior year period. Average securities including federal funds sold increased $122,000 or 0.9% over the prior period. Overall, the yield on earning assets increased to 7.51% for the nine-month period ended September 30, 2007 compared to 7.23% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates and the repositioning of the securities portfolio; lower coupon bonds were sold and replaced with higher yielding securities.

[1]	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Average interest-bearing liabilities for the nine-months ended September 30, 2007 increased $43.4 million or 10.3% compared with the prior year period. Average non-interest bearing deposits decreased by $6.5 million, or 8.3% over the prior year nine-month period. Average borrowings decreased $20.2 million compared with the prior year period. The borrowings were repaid with core deposit growth.
The overall cost of interest-bearing liabilities for the first nine-months 2007 was 4.13% compared with 3.51% for the first nine-months of 2006. The increase was primarily a result of increases in the interest paid on interest-bearing liabilities. The net effect of the changes discussed above resulted in an decrease of $189,000 or 1.1% in net interest income for the nine-month period ended September 30, 2007 from the same period in 2006. Net interest margin decreased thirty three basis points to 4.00% from 4.33% for the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2007, the Company had overnight investments of $8.0 million and available lines of credit of at the Federal Home Loan bank of approximately $37.2 million, and two federal funds borrowing line with correspondent banks of $25.0 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At September 30, 2007, the Company and Bank were “well capitalized” under applicable regulatory capital adequacy guidelines.

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2007	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$55,869,296	9.40%	n/a	4.0%
Tier 1 Risk-Based	55,869,296	10.19%	n/a	4.0%
Total Risk-Based	61,318,404	11.18%	n/a	8.0%

Redding Bank of Commerce
Leverage	$56,116,414	9.31%	5.0%	4.0%
Tier 1 Risk-Based	56,116,414	10.23%	6.0%	4.0%
Total Risk-Based	61,565,522	11.23%	10.0%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2007, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At September 30, 2007, the Bank had $50 million in FHLB term advances outstanding at an average rate of 4.99% compared to $55 million at an average rate of 5.14% at September 30, 2006.
Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process using several analytical tools and benchmarks, to calculate a range of probable outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance.
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
Provision for loan and lease losses of $121,000 were provided for the nine-months ended September 30, 2007 compared with $226,000 for the same period of 2006. The Company’s allowance for loan and lease losses was 1.09% of total loans at September 30, 2007 and 1.16% at September 30, 2006, while its ratio of non-performing assets to total assets was 0.17% at September 30, 2007, compared to 0.00% at September 30, 2006.

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
The holding company, subsidiary bank and non-bank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2007 Annual Report on Form 10-K.
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
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

		Nine Months Ended		Nine Months Ended
		September 30, 2007		September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$424,593	$26,779	8.41%	$388,886	$23,881	8.19%
Tax-exempt Securities	31,774	936	3.93%	18,059	494	3.65%
US Government Securities	73,810	2,446	4.42%	83,440	2,575	4.11%
Federal Funds Sold	14,809	580	5.22%	17,335	658	5.06%
Other Securities	2,000	67	4.47%	3,437	113	4.38%

Average Earning Assets	$546,986	$30,808	7.51%	$511,157	$27,721	7.23%

Cash & Due From Banks	$14,084			$14,161
Bank Premises	9,938			6,500
Allowance for Loan and Lease Losses	(4,916)			(4,459)
Other Assets	16,996			14,969

Average Total Assets	$583,088			$542,328

Interest Bearing Liabilities
Demand Interest Bearing	$115,937	$1,935	2.23%	$106,002	$968	1.22%
Savings Deposits	38,553	885	3.06%	25,095	209	1.11%
Certificates of Deposit	215,219	7,934	4.92%	182,478	5,844	4.27%
Repurchase Agreements	35,427	1,012	3.81%	28,010	794	3.78%
FHLB Borrowings	44,396	1,799	5.40%	64,597	2,492	5.14%
Trust Preferred Borrowings	15,000	814	7.24%	15,000	796	7.08%

Average Interest Bearing Liabilities	464,532	$14,379	4.13%	421,182	$11,103	3.51%

Non interest Demand	71,880			78,388
Other Liabilities	1,419			4,547
Shareholder Equity	45,257			38,211

Average Liabilities and Stockholders’’ Equity	$583,088			$542,328

Net Interest Income and Net Interest Margin		$16,429	4.00%		$16,618	4.33%

Interest income on loans includes fee income of approximately $188,000 and $383,000 for the period ended September 30, 2007 and 2006 respectively. The Company’s average total assets increased to $547.0 million at September 30, 2007 compared to $511.2 million for the same period in 2006, an increase of $35.8 million or 7.0%.

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
Table 2.

	Analysis of Changes in Net Interest Income and Interest Expense
	(Unaudited)
	September 30, 2007	over	September 30, 2006
(Dollars in thousands)	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$2,467	$431	$2,898
Tax-exempt Securities	417	25	442
US Government Securities	(256)	127	(129)
Federal Funds Sold	(92)	14	(78)
Other Securities	(47)	1	(46)

Total Increase	$2,489	$598	$3,087

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$433	$534	$967
Savings Deposits	431	245	676
Certificates of Deposit	1,501	589	2,090
Repurchase Agreements	214	4	218
FHLB Borrowings	(777)	84	(693)
Trust Preferred Borrowings	6	12	18

Total Increase	$1,808	$1,468	$3,276

Net Increase	$681	$(870)	$(189)

Net interest income for the quarter ended September 30, 2007 was $5.6 million compared with $5.5 million for the same period in 2006, an increase of 1.8%. Net interest income for the nine-months ended September 30, 2007 was $16.4 million compared with $16.6 million for the same nine-month period in 2006, a decrease of 1.2%.
Average earning assets for the nine-months ended September 30, 2007 increased $35.8 million or 7.0% compared with the same period in the prior year. Average loans, the largest component of earning assets, increased $35.7 million or 9.2% on average compared with the prior year period. Overall, the yield on earning assets increased to 7.51% for the nine-month period compared to 7.23% for the same period in the prior year. The increase is primarily due to new loan production priced at higher rates and the repositioning of the security portfolio; lower coupon bonds were sold and replaced with higher yielding securities.
The overall cost of interest-bearing liabilities for the first nine-months 2007 was 4.13% compared with 3.51% for the first nine-months of 2006. The increase was primarily a result of increases in the interest paid on interest-bearing liabilities. The net effect of the changes discussed above resulted in a decrease of $189,000 or 1.11% in net interest income for the nine-month period ended September 30, 2007 from the same period in 2006. Net interest margin decreased thirty three basis points to 4.00% from 4.33% for the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2007	2006	2007	2006
Noninterest income

Service charges on deposit accounts	$70	$81	$215	$255
Payroll and benefit processing fees	90	89	287	287
Earnings on cash surrender value - Bank owned insurance	100	80	294	231
Net loss on sale of securities available-for-sale	0	(171)	46	(171)
Net gain on sale of loans	0	90	0	90
Merchant credit card service income, net	109	110	297	280
Mortgage brokerage fee income	21	32	56	84
Other Income	136	117	447	331

Total Noninterest income	$526	$428	$1,642	$1,387

Noninterest income increased $98,000 or 22.9% for the quarter ended September 30, 2007 over September 30, 2006. The most significant portion of the increase is the absence of realized losses in the available-for-sale securities portfolio. The ALCO Roundtable restructured the Investment portfolio in the third quarter 2006 to improve yield and protect income in a declining rate environment by extending maturities through purchases in the municipal market.
Noninterest income increased $255,000 or 18.4% for the nine-months ended September 30, 2007 over September 30, 2006. The increase for the nine-month period is specifically related to the aforementioned investment restructure strategy.
Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Noninterest Expense
Salaries and related benefits	$2,402	$1,996	$6,458	$5,870
Occupancy and equipment expense	635	467	1,636	1,350
FDIC insurance premium	13	12	39	36
Data processing expense	82	53	227	169
Professional service fees	216	149	663	503
Payroll and Benefit expense	25	24	81	78
Deferred compensation expense	105	94	303	272
Stationery and Supplies	34	71	141	180
Postage	39	26	106	91
Directors’ expense	86	45	207	170
Other expenses	391	362	1,356	1,128

Total Noninterest expense	$4,028	$3,299	$11,217	$9,847

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest expense for the quarter ended September 30, 2007 was $4.0 million, an increase of $729,000 or 22.1% over the same period a year ago. Salaries and employee benefits increased $406,000 or 20.3% over the same period a year ago; the increase is primarily attributable to an one-time executive severance package associated with the company’s former Chief Executive Officer.
Non-interest expense for the nine-months ended September 30, 2007 was $11.2 million compared to $9.8 million in the same period a year ago, an increase of $1.4 million or 13.9% over the same nine-month period a year ago. Salaries and employee benefits increased $588,000 or 10.0% over the same nine-month period a year for the same reason mentioned above.
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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Income Taxes	2007	2006	2007	2006
Tax provision	$693	$915	$2,315	$2,979
Effective tax rate	34.2%	35.4%	34.4%	37.6%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has an unrealized tax benefit of $4.2 million for the nine months ended September 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2007 consist of the following:

	September 30, 2007	December 31, 2006
Deferred Tax Assets
State Franchise taxes	197,031	276,048
Deferred compensation	1,888,885	1,735,541
Loan loss reserves	2,260,163	1,926,296
Net unrealized losses on securities available-for-sale	758,747	655,559
Other	187,857	208,910

Total Deferred Tax Assets	5,292,683	4,802,354
Deferred Tax Liabilities
Depreciation	(152,602)	(229,998)
Deferred loan origination costs	(552,014)	(413,431)
Deferred state taxes	(270,315)	(245,348)
Other	(158,240)	0

Total Deferred Tax Liabilities	(1,133,171)	(888,777)

Total Net Deferred Tax Asset	$4,159,512	$3,913,577
Asset Quality
The Company concentrates its lending activities primarily within in El Dorado, Placer, Sutter, Sacramento, Shasta, Tehama and Yuba Counties, California, and the location of the Bank’s five full service branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and commercial real estate development industry sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from the cash flows of the borrower or proceeds from the sale of collateral.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

Portfolio Loans	September 30, 2007	December 31, 2006
Commercial and financial loans	$146,164	$121,754
Real estate-construction loans	121,936	110,693
Real estate-commercial	165,594	159,370
Real estate-other	25,698	12,986
Real estate-mortgage	1,360	4,278
Installment	153	203
Agricultural	4,494	3,971
Other loans	1,065	937
Less:
Net deferred loan fees	(232)	(298)
Allowance for loan losses	(5,061)	(4,904)

Total net loans	$461,171	$408,990

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
Net portfolio loans have increased to $461.2 million, up $52.2 million or 12.8% at September 30, 2007 compared to $409.0 million at December 31, 2006. The portfolio mix reflects increases in production in commercial and financial loans, real estate construction and real estate commercial. Installment and real estate mortgage loans have declined. The balance of the portfolio remains relatively consistent with the mix at December 31, 2006, with commercial and financial loans of approximately 32%, real estate construction of 26% and commercial real estate at 36%. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank did not have any impaired loans as of September 30, 2007 and December 31, 2006.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	September 30, 2007	December 31, 2006
Nonaccrual loans	$1,030	$0
90 days past due and still accruing interest	0	0

Total nonaccrual loans	1,030	0
Other Real Estate Owned	0	0

Total non performing assets	$1,030	$0

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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	September 30,	September 30,
Allowance for Loan Losses	2007	2006	2007	2006

Beginning balance for Loan Losses	$4,943	$4,502	$4,904	$4,316
Provision for Loan Losses	115	72	121	226
Charge offs:
Commercial	0	(0)	0	(269)
Real Estate	0	(0)	0	0
Other	0	(1)	0	(1)

Total Charge offs	0	(1)	0	(270)

Recoveries:
Commercial	1	180	26	475
Real Estate	0	0	0	0
Other	2	0	10	6

Total Recoveries	3	180	36	481

Ending Balance	$5,061	$4,753	$5,061	$4,753
ALLL to total loans	1.09%	1.16%	1.09%	1.16%
Net Charge offs to average loans	0.00%	0.00%	0.00%	0.01%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
Total available-for-sale securities decreased $4,271,000 or 4.29% at September 30, 2007 compared to September 30, 2006. As of September 30, 2007, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $19.7 million for deposits of public funds, approximately $42.8 million for collateralized repurchase agreements, and $34.0 million towards securing Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

	as of September 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$26,992	$7	$(395)	$26,604
Obligations of state and political subdivisions	23,697	42	(431)	23,308
Mortgage backed securities	42,577	1	(1,011)	41,567
Other securities	2,000	0	(56)	1,944

Total	$95,266	$50	$(1,893)	$93,423

	as of September 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$35,954	$19	$(785)	$35,188
Obligations of state and political subdivisions	20,026	129	(159)	19,996
Mortgage backed securities	41,558	124	(1,224)	40,458
Other securities	2,000	0	(28)	1,972

Total	$99,538	$272	$(2,196)	$97,614

Economic factors may affect market pricing over the stated maturity of the security. The unrealized losses associated with securities are not considered to be other-than-temporary because their unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. Security income is accrued when earned and included in interest income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AA on the overall securities portfolio. As of September 30, 2007, seventy-one securities were in a loss position. Management has evaluated each security in an unrealized loss position to determine if the impairment is other-than-temporary. Management has determined that no security is other than temporarily impaired. The unrealized losses are due to interest rate changes and the Company has the ability and intent to hold all securities with identified impairments to the earlier of the forecasted recovery or the maturity of the underlying security.

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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Management’s most recent calculation estimated an annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate at $774,810 and $1,371,422, respectively. At December 31, 2006, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $1,197,142 and $2,093,350, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
The ALCO has established a policy limitation to interest rate risk of -14% of net interest margin and -20% of the present value of equity.
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
Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 28, 2007, the Company’s Board of Directors approved the adoption of a program to effect repurchases of the Company’s common stock pursuant to SEC Rule 10b-18. The program limits the repurchase amount to not more than $2,400,000 of the Company’s outstanding shares of common stock under the program for a period beginning on August 28, 2007 and ending December 31, 2007. The shares are purchased in open market transactions through a broker, subject to availability.

			Total	Maximum
	Total Number		Number of	Approximate Dollar
	of Shares	Average Price	Shares	Value of Shares that
Period	Purchased	Paid per Share	Purchased	may yet be Purchased

September 1, 2007 through September 30, 2007	169,336	$11.40	169,336	$470,282
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
N/A
Item 5. Other Information
On August 21, 2007, the company filed an 8-K announcing the Board of Directors’ decision to place the President and Chief Executive Officer Michael C. Mayer on administrative leave for matters not related to his duties at the company. Mr. Patrick J. Moty was appointed as interim President and Chief Executive Officer. On August 30, 2007, the company filed an 8-K announcing the termination of Mr. Mayer’s employment contract and naming Mr. Patrick J. Moty as the new President and Chief Executive Officer of the Company.
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
BANK OF COMMERCE HOLDINGS
(Registrant)

Date: November 9, 2007	/s/ Linda J. Miles
Linda J. Miles
Executive Vice President & Chief Financial Officer