Form 10-K
period 2007-12-31
Bank of Commerce Holdings
filed 2008-03-14
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 — Commission File Number 0-25135
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
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of the last day of the second fiscal quarter of 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was ($65,041,812) based on the closing sale price of $10.82 as reported on the NASDQ National Market (National Association of Securities Dealers Automated Quotation System National Market System) as of June 30, 2007.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at February 28, 2008
Common Stock, No par value per share	8,745,793
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders To be held May 20, 2008 (Proxy Statement)	Part III

Bank of Commerce Holdings Form 10-K

Documents Incorporated By Reference
Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2008 Annual Meeting of Shareholders. The 2008 Annual Meeting of Shareholders will be held on Tuesday, May 20, 2008.

PART I
Item 1. BUSINESS
Bank of Commerce Holdings (the “Holding Company”) is a corporation organized under the laws of California and a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce™, Roseville Bank of Commerce™, Sutter Bank of Commerce™ and Bank of Commerce Mortgage™, and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The Company is listed on the NASDAQ National Market under the trading symbol BOCH (Bank of Commerce Holdings).
The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates five full service facilities in three diverse markets in Northern California. Bank of Commerce is proud of its reputation as Northern California’s premier bank for business. During 2007, the Company re-branded “Bank of Commerce| Bank of Choice™” reflecting a renewed commitment to making Bank of Commerce the bank of choice™ for local businesses with a fresh focus on family and personal finances.
The Mortgage subsidiary, Bank of Commerce Mortgage™, an affiliate of Bank of Commerce, principal business is mortgage brokerage services. The subsidiary has an affiliated business agreement with BWC Mortgage Services. Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, manages the independent contractors, supporting staff and broker relationships with secondary market lenders. Bank of Commerce Mortgage, through this agreement, provides office space, equipment, and marketing support for the mortgage brokerage business. All loans are sold in the secondary market. Bank of Commerce Mortgage™ pays ten percent of gross premiums earned to BWC Mortgage Services.
The Company continuously searches for expansion possibilities, through internal growth, strategic alliances, acquisitions or new office and product opportunities. Systematically, the company will reevaluate the short and long-term profitability of all lines of business, and will not hesitate to reduce or eliminate unprofitable locations or lines of business. The Company remains a viable, independent bank by enhancing shareholder value. This has been realized by proactive management and commitment to staff, customers, and the markets served.
At December 31, 2007, the Company had assets of $618 million, loans of $486 million, deposits and borrowings of $549 million and stockholder’s equity of $46 million.
The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. The Internet address of the Company is www.bankofcommerceholdings.com. Additionally, reports may be obtained through the Securities and Exchange Commission’s website at www.sec.gov.
General
Parent Bank Holding Company. As a financial holding company, the Parent is subject to regulation under the BHC act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board or FRB”). The Parent is also subject to the disclosure and regulatory requirements of the Securities and Exchange Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (“SEC”). As a listed Company on the NASDAQ National Market, the Parent is subject to the rules of the NASDAQ for listed companies.
Subsidiary Bank. The Company’s subsidiary bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (“FDIC”) and secondarily by the California Department of Financial Institutions (“CDFI”).
Nonbank Subsidiary. The Company’s nonbank subsidiary may be subject to the laws and regulations of the federal government and/or the State of California.

Parent Bank Holding Company Activities
“Financial in Nature” Requirement. As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in Nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.
FRB approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.
Because the Company is a financial holding company, if the subsidiary bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the FHC Act. In addition, if the FRB finds that the subsidiary bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Company would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the FHC Act without prior FRB approval. If the Company failed to correct any such condition within a prescribed period, the FRB could order the Company to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the FHC Act.
Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities.
Junior Subordinated Debentures
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.2 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2007 was 8.66%. The rate increases are capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.3 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). All of the issuance will qualify as Tier 1 or Tier 2 capital under Federal Reserve Board guidelines. $5 million of the proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital and $5 million of the issuance is retained at the Holding Company for investment purposes. The issuance is priced at a fixed rate for the first five years at 6.12%.

Primary Market Areas
The Company operates in three distinct markets. Bank of Commerce | Redding has historically been the leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market, the location of Roseville Bank of Commerce™, and Yuba City, the location of the Sutter Bank of Commerce™. Management believes that the three markets complement each other, with the Redding market providing the stability and the greater Sacramento and Yuba Sutter markets providing growth opportunities.
Products and Services
Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as free checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank currently does not offer trust services or international banking services.
The services offered by the Mortgage Company include single and multi-family residential new financing, refinancing and equity lines of credit. All mortgage products are brokered and are not maintained on the bank’s books.
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
Dividend Restrictions
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
As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and will require our auditors to issue a report on our internal control over financial reporting.
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
State Regulation and Supervision
The Bank is a California chartered bank insured by the Federal Deposit Insurance Corporation (the “FDIC”), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“CDFI”) and the FDIC. As a non-member of the Federal Reserve System, the primary federal regulator of the Holding Company is the Federal Reserve Board. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Bank is subject to certain regulations of the FRB dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).
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
As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

“Well capitalized” — Bank only Total risk-based capital of 10%; Tier 1 risk-based capital of 6%; and Leverage ratio of 5%.	“Adequately capitalized” Total risk-based capital of 8%; Tier 1 risk-based capital of 4%; and Leverage ratio of 4%.

“Undercapitalized” Total risk-based capital less than 8%; Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.	“Significantly undercapitalized” Total risk-based capital less than 6%; Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

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
In order to compete with major banks and other competitors in its primary service areas, the Company relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Company’s legal lending limit, the Company may arrange for such loans on a participation basis with correspondent banks. Competitive pressures in the banking industry significantly increase changes in the interest rate environment, reducing net interest margins. Less than favorable economic conditions can also result in a deterioration of credit quality and an increase in the provisions for loan losses.
Employees
As of February 1, 2008, the Company employed 114 full-time equivalent employees. Of these employees, 33 were employed in the Roseville/Sutter market and 81 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

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
Dependence on Real Estate
At December 31, 2007, approximately 65% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California. See “Economic Conditions and Geographic Concentration.”
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At December 31, 2007, commercial real estate and construction loans comprised approximately 35% and 23%, respectively, of the total loans in the portfolio of the Company. At December 31, 2007, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Economic Conditions and Geographic Concentration.”
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
Potential Volatility of Deposits
At December 31, 2007, time certificates of deposit in excess of $100,000 represented approximately 31.2% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $76.6 million of the $147.8 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Sutter, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2007, approximately 65% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in California. A change in California economic and business conditions may adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
Reliance on Key Employees and Others
As of February 1, 2008, the Company employed 114 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to four of its officers with regard to a salary continuation plan.

Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was $8.2 million, or 1.66% of total loans at December 31, 2007. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the DFI in this regard during the first quarter of 2007. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL).”
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
Shares Eligible for Future Sale
As of February 28, 2008, the Company had 8,745,793 shares of Common Stock outstanding, of which 6,046,921 shares are eligible for sale in the public market without restriction and 2,698,872 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 279,430 shares of the issued and outstanding shares of common stock at exercise prices ranging from $3.23 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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
ITEM 1(b). UNRESOLVED STAFF COMMENTS
None to report.

Item 2. PROPERTIES
The Company’s principal administrative offices and technology center consists of approximately 12,000 square feet of space on property adjacent to the branch office at 1901 Churn Creek Road, Redding, California 96002. The Bank’s main office is housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the buildings and the 1.25 acres of land on which the buildings are situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations.
The Company’s Roseville Bank of Commerce is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring on May 31, 2012. The Company’s Sunrise office of Roseville Bank of Commerce is a free standing building with approximately 4,982 square feet of space located at 6950 Sunrise Boulevard, Citrus Heights, California. The Company subleases the space from Wells Fargo Bank expiring on March 5, 2009. The Company intends to close this facility in the first quarter of 2008, relocating existing deposit relationships to the Eureka Road facility.
The Company’s Mortgage division is located in a free standing building with approximately 2,500 square feet located at 1024 Mistletoe Lane, Redding, California. The Company subleases the space expiring on July 1, 2009.
The Company’s Sutter Bank of Commerce™ is located in a free standing building with approximately 4,904 square feet located at 950 Tharp Road, Suite 800, Yuba City, California. The Company leases the space expiring on November 1, 2010 with the option to purchase.
During the first quarter 2008, the Company has opened a new contemporary, consumer friendly express office with extended hours located at 3455 Placer Street, Redding, California 96001. The Company leases space consisting of approximately 3,787 square feet expiring on August 21, 2017.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the quarter ended December 31, 2007 to a vote of the Company’s security holders.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which the Common Stock is traded is the NASDAQ National Market. The Common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2007	$12.29	$10.98	112,197
June 30, 2007	$12.50	$10.82	55,221
September 30, 2007	$11.54	$9.45	447,215
December 31, 2007	$11.64	$8.45	381,865

March 31, 2006	$10.64	$9.14	174,479
June 30, 2006	$11.00	$10.00	97,655
September 30, 2006	$10.95	$10.00	178,380
December 31, 2006	$12.49	$10.85	150,795
We believe there were approximately 676 stockholders of the Company’s common stock as of December 31, 2007, including those held in street name, and the market price on that date was $8.75 per share. Cash dividends of $0.09, $0.08, $0.08 and $0.08 per share was paid on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007, respectively, to stockholders of record as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Cash dividends of $0.08, $0.07, $0.07 and $0.07 per share was paid on January 5, 2006, April 7, 2006, July 7, 2006 and October 13, 2006, respectively, to stockholders of record as of December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006.
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

Equity Compensation Plan Information
The following chart sets forth information for the fiscal year ended December 31, 2007, regarding equity based compensation plans of the Company.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a)).
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	279,430	$8.65	62,077
Equity compensation plans not approved by security holders	None	None	None
Total	279,430	$8.65	62,077
During 2007, the Company did not conduct any unregistered offerings or sales of its securities. The Company did repurchase 200,000 shares of common stock at an average price of $11.35.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total number of	Maximum number of
			shares purchased as	shares that may yet
	(a)	(b)	part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
September 10, 2007 — September 28, 2007	170,645	$11.31	170,645	29,355
October 1, 2007	29,355	$11.60	29,355	-0-
Total	200,000	$11.35	200,000	-0-
On August 28, 2007 the Company announced a Stock Repurchase Plan of up to 2.4% of the Company’s outstanding shares based upon the 8,869,140 shares outstanding on that date. All transactions were structured to comply with the Securities and Exchange Commission Rule 10b-18. The repurchases were executed through the open market.

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
Bank of Commerce Holdings
Five — Year Performance Graph
Stock Performance Graph (1)

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Bank of Commerce Holdings	100.00	127.59	190.55	159.64	194.81	146.61
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $250M-$500M Index	100.00	144.49	163.99	174.11	181.92	147.85

SNL Securities LC © 2007	(804) 977-1600

(1)	Assumes $100 invested on December 31, 2002, in the Company’s Common Stock, the NASDAQ, the S&P 500 and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below for the five years ended December 31, 2007, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)
As of and for the years ended December 31,	2007	2006	2005	2004	2003
Statements of Income
Total Interest Income	$41,128	$37,610	$27,864	$20,996	$19,279
Net Interest Income	$22,012	$22,035	$20,238	$16,887	$14,694
Provision for Loan Losses	$3,291	$226	$448	$554	$515
Total Noninterest Income	$4,535	$1,928	$2,124	$2,196	$2,150
Total Noninterest Expense	$15,744	$13,333	$11,749	$10,620	$9,660
Total Revenues	$45,753	$39,539	$29,988	$23,192	$21,429
Net Income	$6,107	$6,568	$6,278	$4,978	$4,183

Balance Sheets
Total Assets	$618,327	$583,442	$511,644	$438,545	$401,158
Total Net Loans	$486,283	$408,989	$363,305	$318,801	$278,204
Allowance for Loan Losses	$8,233	$4,904	$4,316	$3,866	$3,675
Total Deposits	$473,631	$439,407	$372,116	$352,878	$327,539
Stockholders’ Equity	$46,164	$43,916	$39,138	$35,283	$30,511

Performance Ratios[1]
Return on Average Assets[2]	1.04%	1.20%	1.34%	1.22%	1.10%
Return on Average Stockholders’ Equity[3]	13.39%	15.59%	18.35%	18.18%	15.20%
Dividend Payout	46.47%	40.36%	35.74%	39.29%	42.09%
Average Equity to Average Assets	9.43%	9.49%	9.43%	7.91%	7.21%
Tier 1 Risk—Based Capital-Bank[4]	9.97%	11.42%	12.08%	10.80%	10.77%
Total Risk—Based Capital-Bank	11.22%	12.54%	13.11%	11.88%	12.02%
Net Interest Margin[5]	3.98%	4.26%	4.59%	4.45%	4.22%
Average Earning Assets to Total Average Assets	93.74%	94.20%	94.04%	92.62%	91.26%
Nonperforming Assets to Total Assets[6]	2.01%	0.00%	0.08%	0.54%	1.16%
Net Charge-offs to Average Loans	.00%	-.09%	0.00%	0.12%	0.13%
Allowance for Loan Losses to Total Loans	1.66%	1.18%	1.17%	1.20%	1.30%
Nonperforming Loans to Allowance for Loan Losses	150.72%	0.00%	9.15%	61.64%	126.34%
Efficiency Ratio[7]	59.31%	55.64%	52.54%	55.65%	59.15%
Share Data
Average Common Shares Outstanding — basic	8,858	8,760	8,600	8,283	8,033
Average Common Shares Outstanding — diluted	8,938	8,932	8,845	8,703	8,327
Book Value Per Common Share	$5.27	$4.96	$4.52	$4.27	$3.80
Basic Earnings Per Common Share	$0.69	$0.75	$0.73	$0.60	$0.52
Diluted Earnings Per Common Share	$0.68	$0.74	$0.71	$0.57	$0.50
Cash Dividends Per Common Share[8]	$0.33	$0.29	$0.26	$0.23	$0.22

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average stockholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on pages 39-40.

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

[8]	Cash dividends declared during the current fiscal year

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
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
Our Company’s most valuable asset is its customers. We will consider their needs first when we design our products. High-quality customer service is an important mission of our Company, and how well we accomplish this mission will have a direct influence on our profitability. For the past three years we have followed a disciplined organic growth strategy, pursuing growth by attracting more customers and expanding our relationships with our existing customer base.
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
Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 6.45 years.
Liquidity is generated from liabilities through deposit growth and federal home loan bank borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.
The Company also had available correspondent banking lines of credit through correspondent relationships totaling approximately $25.0 million and available secured borrowing lines of approximately $40.1 million with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Company’s operations.
The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $90.1 million or 14.5% of total assets at December 31, 2007, $134.9 million or 23.1% of total assets at December 31, 2006 and $120.6 million or 23.6% of total assets at December 31, 2005. In 2007, the Holding Company’s primary source of funding was exercises of stock options and dividends. The Holding Company expects to receive dividends from the Bank in 2008. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)
To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. The Company expects that the earnings of the Company, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2008.
Federal Home Loan Bank borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity. At December 31, 2007, the Company’s FHLB long-term advance was fixed rate tied to prime index minus a spread. At December 31, 2007 the Company’s FHLB short-term advances were a fixed term borrowing without call or put features, fixed or floating rates. At December 2007, the Company had $60 million in FHLB advances outstanding compared to $40 million at December 31, 2006.

	2007	2006	2005

Securities sold under agreements to repurchase with weighted average interest rates of 2.84%, 4.00% and 3.19% at December 31, 2007, 2006 and 2005, respectively	$15,513,211	$37,116,610	$22,885,658

Federal Home Loan Bank borrowings with weighted average interest rates of 4.30%, 5.64% and 4.17% at December 31, 2007, 2006 and 2005, respectively	60,000,000	40,000,000	55,000,000

Total short—term borrowings	$75,513,211	$77,116,610	$77,885,658

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$46,417,358	$37,116,610	$24,308,869
Average balance during the year	32,237,000	29,708,000	17,892,000

	2007	2006	2005

Weighted average interest rate during year	3.65%	3.84%	2.42%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$60,000,000	$80,000,000	$55,000,000
Average Balance during the year	46,630,462	59,059,300	34,032,738
Weighted average interest rate during year	5.20%	5.21%	3.37%
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
The primary sources of repayment of the commercial loans of the Company are from the borrower’s operating cash flows and the borrowers’ conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in the Company’s service area. The Company manages its commercial loan portfolio by monitoring its borrowers’ payment performance and their respective financial condition and makes periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. The Company’s evaluations of its borrowers’ are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Company.
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
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2007	2006	2005	2004	2003

Beginning Balance:	$4,904	$4,316	$3,866	$3,675	$3,529

Provision for loan losses	3,291	226	448	554	515
Charge-offs:
Commercial & Financial	(0)	(274)	(83)	(367)	(379)
Real Estate	(0)	(0)	(0)	(0)	(0)
Other	(0)	(25)	(10)	(1)	(1)

Total Charge-offs	(0)	(299)	(93)	(368)	(380)

Recoveries:
Commercial & Financial	26	655	93	2	11
Real Estate	12	0	0	0	0
Other	0	6	2	3	0

Total Recoveries	38	661	95	5	11

Net Charge-offs	38	362	2	(363)	(369)

Ending Balance	$8,233	$4,904	$4,316	$3,866	$3,675

Allowance for loan losses to total loans	1.66%	1.18%	1.17%	1.20%	1.30%

Net Charge-offs to average loans	.00%	-.09%	.00%	.12%	.13%
Provisions for loan and lease losses increased substantially during the fourth quarter 2007 related to two real estate development loans that were placed into non-accrual status during the period. The provisions for loan and lease losses increased to $3,291,000 for 2007 versus $226,000 in 2006. Net recoveries were approximately $38,000 compared to recoveries of approximately $362,000 in 2006. Actual and future results of the allowance provisions and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.
Allocation of Allowance for Loan and Lease Losses by product type:

	Dec. 31, 2007		Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Balance at end of period applicable to:
Commercial and Financial	$1,722	35.11%	$2,033	30.36%	$1,900	30.76%	$2,087	32.64%	$2,315	37.01%
Commercial Real Estate	$1,512	35.37%	$1,364	41.62%	$1,375	41.11%	$1,149	41.83%	$878	36.46%
Construction and Development	$4,594	21.62%	$1,244	26.73%	$936	27.57%	$588	23.95%	$456	23.64%
Installment Loans	$44	0.05%	$28	0.23%	$28	0.53%	$23	0.21%	$20	0.16%
Other Loans	$56	0.25%	$41	0.05%	$0	0.00%	$0	0.00%	$0	0.22%
Unallocated	$305	7.60%	$194	1.01%	$77	0.03%	$19	1.37%	$6	2.51%
Total Allowance for loan and lease losses	$8,233	100.00%	$4,904	100.00%	$4,316	100.00%	$3,866	100.00%	$3,675	100.00%

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
Securities Portfolio
The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. The Company classifies its securities as “available-for-sale” or “held-to-maturity” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at market value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of stockholders’ equity. Gain or loss on sale of securities is based on the specific identification method. Securities held-to-maturity at December 31, 2007, 2006 and 2005 consisted of municipal and mortgage-backed securities with an amortized cost of $10,558,765, $10,810,113 and $6,932,652, respectively. At December 31, 2007, $3,715,760 had a contractual maturity of over ten years and a weighted-average yield of 4.50%.
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
Prior to adopting FSAS No. 123, the Company used the intrinsic value based method for measuring compensation cost related to stock options. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company applied Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for stock options. During 2007, the fair value of options granted was determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 29.98%, a risk-fee interest rate of 3.40% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.33 per share per year, an annual dividend rate of 2.89%, an assumed forfeiture rate of zero and an expected life of seven years.
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
Financial Highlights — Results of Operations
The following discussion and analysis provides a comparison of the results of operations for 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios	2007	2006	2005	2004	2003

Profitability
Return on average assets	1.04%	1.20%	1.34%	1.22%	1.10%
Return on average equity	13.39%	15.59%	18.35%	18.18%	15.20%
Average earning assets to total average assets	93.74%	94.20%	94.04%	92.62%	91.26%
Interest Margin
Net interest margin	3.98%	4.26%	4.59%	4.45%	4.22%
Asset Quality
Allowance for loan losses to total loans	1.66%	1.18%	1.17%	1.20%	1.30%
Nonperforming assets to total assets	2.01%	0.00%	0.08%	0.54%	1.16%
Net charge-offs to average loans	0.00%	-0.09%	0.00%	0.12%	0.13%
Liquidity
Loans to deposits	102.67%	93.08%	97.63%	90.34%	84.94%
Liquidity ratio	18.49%	27.96%	23.57%	23.23%	25.49%
Capital
Tier 1 risk-based capital — Bank	9.97%	11.42%	12.08%	10.80%	10.77%
Total risk-based capital — Bank	11.22%	12.54%	13.11%	11.88%	12.02%
Efficiency
Efficiency ratio	59.31%	55.64%	52.54%	55.65%	59.15%
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
Net interest income reflects both our net interest margin — the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding — and the amount of earning assets we hold. As a result, changes in either our net interest margin or the amount of earning assets we hold could affect the Company’s net interest income and the Company’s earnings.
Changes in interest rates — up or down — could adversely affect the Company’s net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Many of our assets are tied to prime rate, so they may adjust faster in response to changes in interest rates. As a result, when interest rates fall, our yield we earn on our assets may fall faster than the repricing opportunities of our liabilities, causing our net interest margin to contract until the repricing of liabilities catches up.
Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
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
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The Company reported net income of $6.10 million for the year ended December 31, 2007, representing a decrease of approximately $461,000 or 7.0%, over net income of $6.57 million for the year ended December 31, 2006. Top line revenues are up $6.2 million over the prior year. $2.4 million of the increase is attributed to key life proceeds received during the fourth quarter. Net interest income dropped by $23,000 or -0.10% over the prior year and is attributed to the higher cost of funding.
During the fourth quarter 2007, the Company increased provisions for loan and lease losses substantially in relation to two real estate development credits that were placed into non-accrual status during the period. The Company’s provision for loan and lease losses increased to $3,291,000 in 2007 from $226,000 in 2006. Credit quality deterioration on two credits within the portfolio was the principal factor for current period provisions. Non performing assets as a percentage of total assets increased to 2.01% compared with 0.00% in 2006.

Return on average assets (ROA) was 1.04% and return on average common equity (ROE) was 13.39% in 2007 compared with 1.20% and 15.59% respectively in 2006. Diluted earnings per share for 2007 and 2006 were $0.68 and $0.74, respectively, a decrease of 8.1% in 2007 over 2006. The Company’s average total assets increased to $595.3 million in 2007 or 8.3% from $549.5 million in 2006. Total deposits grew by $34.2 million or 7.8% primarily in core checking and savings accounts. Total net loans grew by $77.3 million or 18.9%.
Yields on portfolio loans increased 04 basis points to 8.26% compared to 8.22% in 2006. Yields on all earning assets increased 18 basis points to 7.45% compared to 7.27% in 2006. Likewise, funding costs increased 53 basis points to 4.22% compared with 3.69% in 2006, reflective of the competition for deposits.
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
The Company’s provision for loan losses decreased to $226,000 in 2006 from $448,000 in 2005. Credit quality within the portfolio was the principal factor for current period provisions. Non performing assets as a percentage of total assets dropped to zero in 2006 compared with 0.08% in 2005. This key ratio coupled with a net charge-off ratio of -0.09% for the year is representative of the quality inherent in the loan portfolio.
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
Net interest income decreased $23,000 to $22.01 million in 2007 compared to $22.03 million in 2006 and $20.2 million in 2005, representing an -0.10% decrease in 2007 over 2006, and an 8.9% increase in 2006 over 2005. The average balance of total earning assets increased to $552.9 million in 2007 compared to $517.5 million in 2006, a 6.8% increase.
Yields on portfolio loans increased 04 basis points to 8.26% compared to 8.22% in 2006. Yields on all earning assets increased 18 basis points to 7.45% compared to 7.27% in 2006. Likewise, funding costs increased 39 basis points to 4.08% compared with 3.69% in 2006, reflective of the competitive market for deposit accounts.

The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The Company’s net interest margin was 3.98% in 2007 and 4.26% in 2006. The combined effect of increasing the volume of earning assets and repricing deposit liabilities resulted in a decrease of $23,000 or -0.10% in net interest income for the year ended December 31, 2007 over 2006.
The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

(Dollars in thousands)	2007			2006			2005
	Average		Yield/	Average			Average	Interest	Yield/
	Balance	Interest	Rate	Balance	Interest	Yield/	Rate	Balance	Rate
Interest Earning Assets
Portfolio loans	$437,217	$36,134	8.26%	$394,152	$32,394	8.22%	$337,284	$24,070	7.14%
Tax-exempt securities	30,727	1,229	4.00%	21,112	787	3.73%	9,966	332	3.33%
US government securities	26,782	1,112	4.15%	39,576	1,593	4.03%	35,779	1,272	3.56%
Mortgage backed securities	43,122	1,973	4.58%	42,476	1,828	4.30%	41,181	1,639	3.98%
Federal funds sold	13,099	681	5.20%	17,124	872	5.09%	15,225	491	3.22%
Other securities	2,000	90	4.50%	3,075	136	4.42%	1,384	60	4.34%

Average Earning Assets	$552,947	$41,219	7.45%	$517,515	$37,610	7.27%	$440,819	$27,864	6.32%

Cash & due from banks	14,273			14,113			15,208
Bank premises and fixed assets	10,155			6,878			5,563
Other assets	17,986			11,022			7,172

Average Total Assets	$595,361			$549,528			$468,762

Interest Bearing Liabilities
Interest bearing demand	$121,281	$2,735	2.26%	$108,066	$1,504	1.39%	$112,236	$939	0.84%
Savings deposits	39,565	1,216	3.07%	24,633	289	1.17%	26,542	183	0.69%
Certificates of deposit	215,511	10,571	4.91%	190,568	8,486	4.45%	149,204	4,331	2.90%
Repurchase Agreements	32,237	1,177	3.65%	29,708	1,138	3.83%	17,892	431	0.36%
Other borrowings	62,095	3,507	5.65%	69,014	4,158	6.02%	34,042	1,742	6.20%

Average Interest Liabilities	$470,689	$19,206	4.08%	$421,989	15,575	3.69%	$339,916	7,626	2.24%
Noninterest bearing Demand	72,545			79,245			80,219
Other liabilities	6,502			6,154			4,417
Stockholders’ equity	45,625			42,140			44,210

Average Liabilities and Stockholders’ equity	$595,361			$549,528			$468,762

Net Interest Income and Net Interest Margin		$22,013	3.98%		$22,035	4.26%		$20,238	4.59%

Interest income on loans includes fee income of approximately $241,000, $429,000 and $556,000 for the years ended December 31, 2007, 2006, and 2005 respectively. The Company’s average total assets increased to $595.3 million in 2007 from $549.5 million in 2006 and $468.8 million in 2005, representing a 6.1% increase in 2007 over 2006 and a 17.2% increase in 2006 over 2005.

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
Analysis of Changes in Net Interest Income
Years ended December 31,

(Dollars in thousands)	2007 over 2006			2006 over 2005
	Variance due to	Variance due to		Variance due to	Variance due to
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Increase (Decrease) In Interest Income:
Portfolio loans	$3,559	180	$3,739	$4,674	$3,651	$8,325
Tax-exempt securities	385	57	442	415	40	455
US government securities	(531)	50	(481)	153	168	321
Mortgage backed securities	30	115	145	56	133	189
Federal funds sold	(209)	18	(191)	97	284	381
Other securities	(48)	2	(46)	75	1	76

Total Increase (Decrease)	3,186	422	3,608	5,470	4,277	9,747

(Decrease) Increase In Interest Expense:
Interest bearing demand	298	933	1,231	(58)	624	566
Savings accounts	459	468	927	(22)	128	106
Certificates of deposit	1,223	862	2,085	1,842	2,313	4,155
Other borrowings	(1,591)	979	(612)	2,560	562	3,122

Total Increase (Decrease)	389	3,242	3,631	4,322	3,627	7,949

Net Increase (Decrease)	$2,797	$(2,820)	$(23)	$1,148	$650	$1,798

Noninterest Income
     The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2007	2006	2005

Noninterest income:
Service charges on deposit accounts	$278	$346	$394
Payroll and benefit processing fees	383	386	357
Earnings on cash surrender- Bank owned life insurance	331	329	209
Life Insurance policy benefits	2,400	0	0
Net realized gain (loss) on sale of securities available-for-sale	46	(171)	(2)
Net gain on sale of loans	0	90	146
Merchant credit card service income, net	388	380	346
Mortgage brokerage fee income	50	71	249
Other income	659	497	425

Total Noninterest income	$4.535	$1,928	$2,124

Total noninterest income in 2007 was $4.5 million compared to $1.9 million in 2006 and $2.1 million in 2005.
The Company’s noninterest income consists of earnings on key life, benefits payable from key life insurance, payroll and benefit processing fees, processing fees for merchants who accept credit card payments for goods and services, service charge on deposit accounts, mortgage servicing fees and other service fees. During the fourth quarter 2007, key life proceeds of $2.4 million were recognized. This revenue is exempt from federal and state tax.
For the year ended December 31, 2007, non-interest income represented 9.9% of the Company’s revenues (interest income plus noninterest income) versus 4.9% in 2006 and 7.1% in 2005. Mortgage activities continued to slow during 2007 reflective in the fee income of $50,000 compared to $71,000 in 2006, a 29.6% decrease year over year.
Noninterest Expense
     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2007	2006	2005

Salaries & related benefits	$8,666	$8,020	$6,884
Occupancy & equipment expense	2,373	1,846	1,572
FDIC insurance premium	51	48	49
Data processing fees	395	216	303
Professional service fees	1,027	684	649
Payroll processing fees	108	104	111
Deferred compensation expense	411	369	321
Stationery & supplies	257	231	241
Postage	138	113	104
Directors’ expenses	312	243	220
Other expenses	2,006	1,459	1,295

Total Noninterest expense	$15,744	$13,333	$11,749

Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses. The increase in salary and benefit expense for 2007 over 2006 is primarily due to a one time executive severance package, coupled with staff increases to support the new Buenaventura office. The increase in professional service fees of $344,000 is reflective of professional services utilized to redesign the Company logo, website and collateral pieces. The increase in other expense is related to accelerated intangible depreciation on the closure of the Sunrise office, and additional advertising expenses associated with the new Westside branch location.

Income Taxes
The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from key life proceeds, investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans.
During 2007, the Company has participated in a California Affordable Housing project which affords federal and state tax credits. These credits coupled with the key life benefit proceeds of $2.4 million which is exempt from federal and state tax resulted in a lower effective tax rate. Increases and decreases in the provision for taxes reflect changes in the Company’s income before taxes.
     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2007	2006	2005

Income tax provision	$1,405	$3,837	$3,887
Effective tax rate	18.7%	36.9%	38.2%
Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, Tehama, Sutter and Yuba counties, California, and the location of the Bank’s five full services branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although The Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments. The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	As of December 31,

	2007	%	2006	%	2005	%	2004	%	2003	%

Commercial & industrial	$173,704	35.11%	$125,725	30.36%	$115,401	31.36%	$105,545	32.64%	$104,509	37.01%
Real Estate-construction	106,977	21.62%	110,693	26.73%	105,094	28.56%	77,439	23.95%	66,741	23.64%
Real Estate-commercial	175,013	35.37%	159,370	38.48%	129,202	35.11%	128,317	39.69%	95,903	33.97%
Real Estate-mortgage	10,787	2.18%	4,278	1.04%	3,669	1.00%	4,423	1.37%	7,086	2.51%
Real Estate-other	26,818	5.42%	12,986	3.14%	13,790	3.75%	6,943	2.14%	7,050	2.49%
Installment	226	0.05%	202	0.05%	439	0.12%	300	0.10%	451	0.16%
Other loans	1,223	0.25%	937	0.20%	446	0.10%	353	0.11%	632	0.22%

Gross Loans	494,748	100.00%	$414,191	100.00%	$368,041	100.00%	$323,320	100.00%	$282,372	100.00%
Less:
Deferred loan fees and costs	232		298		420		653		494
Allowance for Loan losses	8,233		4,904		4,316		3,866		3,675

Net Loans	$486,283		$408,989		$363,305		$318,801		$278,203

Net portfolio loans increased $77.3 million or 18.9%, to $486.3 million at December 31, 2007 over $408.9 million at December 31, 2006. The increase is primarily due to increased activity in commercial and industrial, the commercial real estate sector and other real estate. During 2007, commercial and industrial loans increased $48 million or 38.2%. Commercial real estate increased $9.6 million and the other real estate portfolio increased $13.8 million. Other real estate reflects an increased investment in home equity lines of credit. The portfolio mix remained consistent with the prior year. The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured.

Nonperforming Assets
     The following table sets forth a summary of the Company’s nonperforming loans and other assets as of the dates indicated:

(Dollars in thousands)	As of December 31,

	2007	2006	2005	2004	2003

Nonaccrual loans	$12,409	$0	$372	$2,383	$3,931
90 days past due and still accruing interest	0	0	0	0	712

Total nonperforming loans	12,409	0	372	2,383	4,643

Other real estate owned	0	0	0	0	0

Total nonperforming assets	$12,409	$0	$372	$2,383	$4,643
During the fourth quarter 2007, two credits in the real estate development portfolio were placed into non-accrual status. The gross interest income that would have been recorded during the period had the loans been current in accordance with their original terms was approximately $96,000. The Company’s OREO remained at $0 during 2007, 2006 and 2005.
Loan Maturity Schedule
The following table sets forth the maturity and repricing distribution of the Company’s commercial, real estate and other loans outstanding as of December 31, 2007, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
(Dollars in thousands)	Within One Year	through Five Years	After Five Years	Total

Commercial & industrial	$149,716	$22,783	$1,205	$173,704
Real Estate — construction	104,061	2,916	0	106,977
Real Estate — commercial	150,818	7,992	16,203	175,013
Real Estate — mortgage	9,994	281	512	10,787
Real Estate — other	21,708	3,160	1,950	26,818
Installment loans	226	0	0	226
Other loans	1,223	0	0	1,223

Total gross loans	$437,746	$37,132	$19,870	$494,748

Loans due after one year with:
Fixed Rates		$35,040	$19,870	$54,910
Variable Rates		2,092	0	2,092

Total		$37,132	$19,870	$57,002

Available-for-sale securities
The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2007. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			Over One through		Over Five through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$5,000	4.05%	$7,991	3.79%	$2,998	4.01%	$0	0.00%	$15,989	3.79%
Obligations of state and political subdivisions	86	2.16%	510	3.43%	2,410	3.48%	16,011	4.07%	19,017	3.97%
Mortgage backed securities	0	0.00%	5,469	4.05%	4,156	3.92%	22,012	4.59%	31,637	4.60%
Corporate and other bonds	2,000	4.48%	0	0.00%	0	0.00%	0	0.00%	2,000	4.48%
Bankers Acceptances	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	$7,086	4.14%	$13,970	3.76%	$9,564	3.84%	$38,023	4.54%	$68,643	4.24%

Deposit Structure
The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of the Company’s average daily balances for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2007		2006		2005

	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$61,391	1.58%	$79,885	1.22%	$84,070	0.67%
Savings	39,518	3.08%	24,633	1.17%	26,542	0.69%
Money market accounts	59,814	2.95%	28,181	1.90%	28,166	1.32%
Certificates of deposit	215,498	4.94%	190,568	4.45%	149,204	2.96%

Interest bearing deposits	376,221	4.00%	323,267	3.69%	287,982	2.24%
Noninterest bearing deposits	72,545		79,245		80,219

Average Total Deposits	$448,766		$402,512		$368,201

Average Other borrowings	78,852	4.57%	98,722	5.37%	51,934	3.04%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2007:
Deposit Maturity Schedule

(Dollars in thousands)

2007

Three months or less	$78,719
Three through six months	27,920
Six through twelve months	27,919
Over twelve months	19,029

Total	$153,584

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 are presented in the table.

			Well	Minimum
		Actual	Capitalized	Capital
December 31, 2007	Capital	Ratio	Requirement	Requirement

The Company Leverage	$56,857,387	9.26%	n/a	4.0%
Tier 1 Risk-Based	56,857,387	10.12%	n/a	4.0%
Total Risk-Based	63,881,556	11.37%	n/a	8.0%

Redding Bank of Commerce Leverage	$56,025,174	9.20%	5.0%	4.0%
Tier 1 Risk-Based	56,025,174	9.97%	6.0%	4.0%
Total Risk-Based	63,049,343	11.22%	10.00%	8.0%
The Company paid a quarterly cash dividend of $0.09, $0.08, $0.08 and $0.08 on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007, respectively, to stockholders of record as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively.
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
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2007 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.
     An analysis of the activity in related party loans consists of the following:

	December 31,
	2007	2006

Balance at beginning of year	$2,849,533	$1,854,751
New loan additions	25,312	1,507,115
Advances on existing lines of credit	2,184,045	0
Principal repayments	(1,458,548)	(512,333)

Balance at end of year	$3,600,342	$2,849,533

Impact of Inflation
Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2007 on the financial statements have not been material.
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

	December 31,
	2007	2006
Off-balance sheet commitments:
Commitments to extend credit	$192,815,902	$158,296,132
Standby letters of credit	6,627,409	13,511,196
Guaranteed commitments outstanding	1,375,999	1,248,000

	$200,819,310	$173,055,328
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
Commitments and Contingent Liabilities
The Company has certain financial commitments. Future financial commitments are outlined below:

(Dollars in thousands)
		Less than			More than	Indeterminate
Contractual Obligations	Total	One Year	1 -3 Years	3 — 5 Years	5 years	Maturity (1)
Junior Subordinated Debentures	$15,465	—	—	—	$15,465	—
FHLB Borrowings	$60,000	$25,000	$35,000	—	—	—
Operating lease obligations	$3,168	$591	$1,082	$733	$762	—
Repurchase Agreements	$15,513	$15,513	—	—	—	—
Deposits (1)	$473,631	$186,536	$27,108	$73	0	259,914

Total	$567,777	$227,640	$63,190	$806	$16,227	$259,914

(1)	Represents interest-bearing and non-interest bearing checking, money market and savings accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2007, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $330,899 and $675,089, respectively. At December 31, 2006, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $598,571 and $1,046,675, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
The ALCO has established a policy limitation to interest rate risk of -14% of the net interest margin and -20% of the present value of equity. The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.
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
The following table sets forth, as of December 31, 2007, the distribution of repricing opportunities for the Bank’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)	At December 31, 2007

	Within 3	3 Months to	One Year to	Over
	Months	One Year	Five Years	Five Years	Total

Interest-Earning Assets

Held-to-maturity securities	$110	$—	$4,778	$5,671	$10,559
Available-for-sale securities	0	7,087	13,970	47,587	68,644
Federal funds sold	8,395	—	—	—	8,395
Loans, net	219,776	211,005	37,132	19,870	487,783

Total Interest-earning Assets	$228,281	$218,092	$55,880	$73,128	$575,381

Interest-Bearing Liabilities
Demand — Interest bearing	$71,411	42,846	$28,564	$0	$142,821
Savings Accounts	24,826	8,275	8,275	—	41,376
Certificates of deposit	68,360	118,176	27,181	—	213,717
Repurchase Agreements	15,513	—	—	—	15,513
Other borrowings	20,000	5,000	35,000	—	60,000

Total Interest-bearing Liabilities	$200,110	$174,297	$99,020	$0	$473,427

GAP in dollars	$28,172	$43,795	($43,140)	$73,128	$101,954
Cumulative GAP in dollars		$71,966	28,826	$101,954
As a percentage of earning assets:
GAP Ratio	1.14	1.25	0.56	0.97	1.22

(Dollars in thousands)	At December 31, 2007

	Within 3	3 Months to	One Year to	Over
	Months	One Year	Five Years	Five Years	Total

Cumulative GAP Ratio	1.14	0.20	(0.77)	1.00

Gap as % of Earning Assets	4.90%	7.61%	-7.50%	12.71%	17.72%
Cumulative Gap as % of Earning Assets	4.90%	12.51%	5.01%	17.72%
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
We have audited the accompanying consolidated balance sheet of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 13 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based arrangements to conform to Statement of Financial Accounting Standards No. 123(R) “Share Based Payments”.
Stockton, California
March 14, 2008

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

ASSETS	2007	2006

Cash and due from banks	$13,839,123	$14,661,386
Federal funds sold and securities purchased under agreements to resell	8,395,000	24,605,000

Cash and cash equivalents	22,234,123	39,266,386
Securities available-for-sale (including pledged collateral of $61,329,000 at December 31, 2007 and $71,686,000 at December 31, 2006)	67,906,386	95,601,107
Securities held-to-maturity, at cost
(estimated fair value of $10,632,208 at December 31, 2007 and $10,792,938 at December 31, 2006)	10,558,765	10,810,113
Loans, net of the allowance for loan and lease losses of $8,232,970 at December 31, 2007 and $4,904,266 at December 31, 2006	486,282,571	408,989,228
Bank premises and equipment, net	10,963,975	8,595,044
Other assets	20,381,095	20,180,149

TOTAL ASSETS	$618,326,915	$583,442,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$75,717,742	$84,778,916
Demand — interest bearing	142,820,773	119,437,370
Savings accounts	41,376,296	22,748,885
Certificates of deposit	213,716,486	212,442,258

Total Deposits	473,631,297	439,407,429

Securities sold under agreements to repurchase	15,513,211	37,116,610
Federal Home Loan Bank borrowings	60,000,000	40,000,000
Other liabilities	7,553,559	7,536,738
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,465,000

Total liabilities	572,163,067	539,525,777

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, no par value; 50,000,000 shares authorized; 8,757,445 shares issued and outstanding in 2007 and 8,847,042 shares issued and outstanding in 2006	9,995,517	11,517,368

Retained earnings	36,604,902	33,336,032
Accumulated other comprehensive loss, net of tax	(436,571)	(937,150)

Total stockholders’ equity	46,163,848	43,916,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$618,326,915	$583,442,027

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Interest income:
Interest and fees on loans	$36,134,170	$32,394,766	$24,069,980
Interest on tax-exempt securities	1,228,944	786,972	332,385
Interest on U.S. government securities	3,084,672	3,421,191	2,910,695
Interest on federal funds sold and securities purchased under agreement to resell	680,578	871,879	491,019
Interest on other securities	89,686	135,651	59,909

Total interest income	41,218,050	37,610,459	27,863,988

Interest expense:
Interest on demand deposits	2,735,170	1,504,180	938,532
Interest on savings deposits	1,215,920	288,883	182,994
Interest on certificates of deposit	10,570,776	8,485,799	4,331,468
Interest on securities sold under repurchase agreements	1,177,417	1,138,242	430,754
Interest on FHLB borrowings	2,421,636	3,079,432	1,161,762
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trusts	1,084,990	1,078,884	580,935

Total interest expense	19,205,909	15,575,420	7,626,445

Net interest income	22,012,141	22,035,039	20,237,543
Provision for loan and lease losses	3,291,250	225,900	447,700

Net interest income after provision for loan and lease losses	18,720,891	21,809,139	19,789,843

Noninterest income:
Service charges on deposit accounts	277,769	345,737	393,661
Payroll and benefit processing fees	382,738	385,867	356,957
Earnings on cash surrender value —
Bank owned life insurance	331,251	328,743	209,322
Life Insurance policy benefits	2,400,000	0	0
Net gain (loss) on sale of securities available-for-sale	45,670	(170,524)	(1,537)
Net gain on sale of loans	0	89,851	145,594
Merchant credit card service income, net	388,438	380,066	345,721
Mortgage brokerage fee income	49,995	71,350	249,049
Other income	658,893	497,141	424,973

Total noninterest income	4,534,754	1,928,231	2,123,740

Noninterest expense:
Salaries and related benefits	8,665,679	8,020,136	6,883,754
Occupancy and equipment expense	2,372,617	1,845,664	1,572,458
FDIC insurance premium	51,077	47,670	48,659
Data processing fees	395,558	216,313	303,316
Professional service fees	1,027,671	683,602	648,871
Payroll processing fees	107,856	103,518	110,376
Deferred compensation expense	411,191	368,809	321,321
Stationery and supplies	256,799	230,843	241,144
Postage	137,740	112,740	104,439
Directors’ expenses	311,777	243,428	219,687
Other expenses	2,005,729	1,460,008	1,294,684

Total noninterest expense	15,743,694	13,332,731	11,748,709

Income before provision for income taxes	7,511,951	10,404,639	10,164,874
Provision for income taxes	1,405,053	3,836,930	3,886,504

Net Income	$6,106,898	$6,567,709	$6,278,370

Basic earnings per share	$0.69	$0.75	$0.73

Weighted average shares — basic	8,857,627	8,759,568	8,600,270
Diluted earnings per share	$0.68	$0.74	$0.71

Weighted average shares — diluted	8,937,736	8,931,584	8,844,626
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	(Loss), net
	Income	Shares	Amount	Earnings	of tax	Total

Balance at January 1, 2005		8,502,831	$10,536,562	$25,079,522	($332,747)	$35,283,337

Comprehensive Income:
Net Income	6,278,370			6,278,370		6,278,370

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized losses on securities, net of reclassification adjustment	(956,436)

Less: reclassification adjustment for gains included in net income, net of tax	(903)

Other Comprehensive Income	(957,339)				(957,339)	(957,339)

Total Comprehensive Income	$5,321,031

Cash dividends ($0.26 per share)				(2,243,347)		(2,243,347)

Compensation expense associated with stock options			5,784			5,784
Stock options exercised		155,065	467,000			467,000
Tax benefit on exercise of options				304,098		304,098

Balance at December 31, 2005		8,657,896	$11,009,346	$29,418,643	($1,290,086)	$39,137,903

Balance at December 31, 2005		8,657,896	$11,009,346	$29,418,643	($1,290,086)	$39,137,903

Comprehensive Income:
Net Income	6,567,709			6,567,709		6,567,709

Other Comprehensive Income:
Components of Other Comprehensive Income, net of tax
Unrealized (loss) gain arising during the period on derivative transactions, net	(27,280)

Net holding loss on derivatives	(27,280)

Unrealized gains on securities, net of reclassification adjustment	279,692

Less: reclassification adjustment for gains included in net income, net of tax	100,524

Other Comprehensive Income	352,936				352,936	352,936

Total Comprehensive Income	$6,920,645

Cash dividends ($0.29 per share)				(2,650,320)		(2,650,320)

Compensation expense associated with stock options			64,493			64,493
Share Repurchase		(92,000)	(1,089,868)			(1,089,868)
Stock options exercised		281,146	879,279			879,279
Tax benefit on exercise of options			654,118			654,118

Balance at December 31, 2006		8,847,042	$11,517,368	$33,336,032	($937,150)	$43,916,250

(Continues)
See accompanying notes to the consolidated financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	(Loss), net
	Income	Shares	Amount	Earnings	of tax	Total

Balance at December 31, 2006		8,847,042	$11,517,368	$33,336,032	($937,150)	$43,916,250

Comprehensive Income:
Net Income	6,106,898			6,106,898		6,106,898

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized gains arising during the period on derivative transactions, net	49,425

Less: reclassification adjustment for gains included in net income, net of tax	(25,000)

Net holding gain on derivatives	24,425

Unrealized gains on securities	503,026

Net of reclassification adjustment for gains included in net income, net of tax	(26,872)

Other Comprehensive Income	500,579				500,579	500,579

Total Comprehensive Income	$6,607,477

Cash dividends ($0.33 per share)				(2,838,028)		(2,838,028)

Compensation expense associated with stock options			116,880			116,880
Share Repurchase		(200,000)	(2,270,242)			(2,270,242)
Stock options exercised		110,403	486,881			486,881
Tax benefit on exercise of options			144,630			144,630

Balance at December 31, 2007		8,757,445	$9,995,517	$36,604,902	($436,571)	$46,163,848

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Cash flows from operating activities:
Net income	$6,106,898	$6,567,709	$6,278,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,291,250	225,900	447,700
Provision for depreciation and amortization	1,035,660	732,906	564,779
Compensation expense associated with stock options	116,880	64,494	5,784
Tax benefits from the exercise of stock options	(144,630)	(654,118)	(304,098)
(Gain) Loss on sale of securities available-for-sale	(45,670)	170,524	1,537
Amortization of securities premiums and accretion of discounts, net	(3,687)	15,402	96,188
Gain on sale of derivative	(41,000)	—	—
Gain on sale of loans	—	(89,851)	(145,594)
(Gain) loss on sale of fixed assets	(48,398)	8,158	(50)
Proceeds from sale of loans	—	2,089,851	3,645,594
Loans originated for sale	—	(2,000,000)	(3,500,000)
Deferred income taxes	(1,646,563)	(408,197)	(398,727)
(Increase) in cash surrender value of bank owned life policies	(1,256,708)	(3,295,772)	(166,296)
Effect of changes in:
Other assets	(514,427)	(616,829)	(918,005)
Deferred loan fees	(65,385)	(122,449)	(232,565)
Other liabilities	367,188	(342,423)	(1,573,694)

Net cash provided by operating activities	7,151,408	3,030,151	3,800,923

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	6,313,987	10,049,495	23,560,650
Proceeds from sale of available-for-sale securities	47,072,143	10,258,020	141,270
Purchases of available-for-sale securities	(24,486,679)	(21,736,709)	(37,224,733)
Purchases of held-to-maturity securities	—	(4,418,146)	(6,540,000)
Maturities of held-to-maturity securities	248,569	549,809	50,569
Key life benefit proceeds	2,400,000	—	—
Loan originations, net of principal repayments	(80,519,208)	(45,787,518)	(44,719,709)
Purchase of Bank premises and equipment, net	(3,439,403)	(4,036,100)	(714,719)
Proceeds on sale of fixed assets	83,210	330,676	3,502

Net cash used in investing activities	(52,327,381)	(54,790,473)	(65,443,170)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	32,949,640	4,105,641	8,481,086
Net increase (decrease) in certificates of deposit	1,274,228	63,186,019	10,756,400
Net(decrease) increase in securities sold under agreements to repurchase	(21,603,399)	14,230,952	20,881,946
Proceeds from Federal Home Loan Bank advances	75,000,000	70,000,000	88,000,000
Repayments of Federal Home Loan Bank advances	(55,000,000)	(85,000,000)	(68,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	155,000	10,310,000
Cash dividends paid on common stock	(2,838,028)	(2,650,320)	(2,243,347)
Proceeds from stock options exercised	486,881	879,279	467,000
Common Stock Repurchase	(2,270,242)	(1,089,868)	0
Tax benefits from the exercise of stock options	144,630	651,118	304,098

Net cash provided by financing activities	28,143,710	64,470,821	68,957,183

Net (decrease) increase in cash and cash equivalents	(17,032,263)	12,710,499	7,314,936

Cash and cash equivalents at beginning of year	39,266,386	26,555,887	19,240,951

Cash and cash equivalents at end of year	$22,234,123	$39,266,386	$26,555,887

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,752,860	$3,507,000	$3,755,000
Interest	$19,279,879	$15,164,624	$7,467,150
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1. THE BUSINESS OF THE COMPANY
Bank of Commerce Holdings (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Bank of Commerce Holdings is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and Bank of Commerce Mortgage, (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. Bank of Commerce Mortgage offers mortgage brokerage services through an affiliate agreement with BWC Mortgage Services. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates five full service branches in Redding, Roseville, and Yuba City, California.
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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks and the Federal Reserve Bank, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.
Securities purchased under agreements to resell — The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist primarily of U.S. Treasury, Agency and Municipal securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Company’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. In general, these agreements mature within 90 days and no material amount of agreements to resell securities purchased is outstanding with any individual dealer.
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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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
Allowance for Loan and Lease Losses — The allowance for loan and lease losses are established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The FDIC or DFI may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.
Bank Premises and Equipment — Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.
Securities Sold under Agreements to Repurchase — At December 31, 2007 and 2006, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in Municipal securities. These securities are held as collateral for non-FDIC insured deposits.
Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.
Goodwill and Other Intangibles — Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. In June 2001, the Company purchased a bank branch office. The Company recorded core deposit intangibles, which are being amortized over seven years by the straight-line method. Amortization expense for the year ended December 31, 2007, 2006 and 2005 was $154,209, $106,800 and $106,800, respectively. Deposit retention, growth and activities are evaluated for impairment on an annual basis.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

	2007	2006	2005

Basic EPS Calculation
Numerator (net income)	$6,106,898	$6,567,709	$6,278,370
Denominator (weighted average common shares outstanding)	8,857,627	8,759,568	8,600,270
Basic EPS	$0.69	$0.75	$0.73

Diluted EPS Calculation
Numerator (net income)	$6,106,898	$6,567,709	$6,278,370
Denominator:
Weighted average common shares outstanding	8,857,627	8,759,568	8,600,270
Diluted effect of stock options	80,109	172,016	244,356

Adjusted weighted average common shares outstanding	8,937,736	8,931,584	8,844,626

Diluted EPS	$0.68	$0.74	$0.71
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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
     Net income before option expense less compensation expense associated with stock options

Year Ended December 31
2005
Net income before option expense	$6,284,154
Less compensation expense associated with stock options	(5,784)

Net income as reported	$6,278,370
Deduct:

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(306,870)

Pro forma net income	$5,971,500

Earnings per share:

Basic — as reported	$0.73

Basic — pro forma	$0.69

Diluted — as reported	$0.71

Diluted — pro forma	$0.68

During 2007, the fair value of options granted was determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 29.98%, a risk-fee interest rate of 3.40% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.33 per share per year, an annual dividend rate of 2.89%, an assumed forfeiture rate of zero and an expected life of seven years.

December 31, 2005

Risk-free interest rate	3.92%
Dividend Yield	2.49%
Volatility	32.36%
Expected lives (years)	7

Weighted average grant-date fair value per share of options granted	$3.34

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
The Company’s stock option plans provide for awards of incentive and nonqualified stock options. Incentive options must have an exercise price at or above fair market value of the stock at the date of the grant and a term of no more than 10 years. Options generally become exercisable over five years from the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and for a term of no more than 10 years. Nonqualified stock options generally become exercisable over five years from the date of the grant. A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan. At December 31, 2007, 62,077 shares were available for future grants under the Plan. At December 31, 2007, 200,933 shares were available to be exercised. The weighted average grant exercise price for vested options at December 31, 2007 was $6.40. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the twelve months ended December, 2007 was $452,652.
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
Operating Segments — Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company does not have reportable operating segments. In the years 2007, 2006 and 2005, the Company accounted for its operations as one operating segment.
Transfer of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company services, for others, SBA loans that are sold with a principal balance of $5,316,219, $3,494,130 and $3,522,609 as of December 31, 2007, 2006 and 2005, respectively.
Derivative Financial Instruments and Hedging Activities — As part of the overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the fourth quarter of 2007, the Company entered into an interest rate swap agreement for the purpose of minimizing interest rate fluctuations on its interest rate margin and equity. Under the interest rate swap agreement, the company receives a fixed rate and pays a variable rate based on the three month London Interbank Offering Rate (“LIBOR”). A portion of the swap qualifies as a cash flow hedge under SFAS no. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company owes on certain variable-rate borrowings tied to LIBOR.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with its primary correspondent, which totaled $2,000,000 at December 31, 2007, $2,000,000 at December 31, 2006 and $2,500,000 at December 31, 2005.

4.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$15,988,936	$26,031	$(103,535)	$15,911,432
Obligations of state and political subdivisions	19,016,813	27,424	(262,596)	18,781,641
Mortgage-backed securities	31,637,544	10,250	(353,929)	31,293,865
Corporate Bonds	2,000,204	0	(80,756)	1,919,448

	$68,643,497	$63,705	$(800,816)	$67,906,386

		December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$33,959,800	$29,993	$(648,631)	$33,341,162
Obligations of state and political subdivisions	21,167,316	84,206	(183,681)	21,067,841
Mortgage-backed securities	40,019,818	185,697	(990,967)	39,214,548
Corporate Bonds	2,000,519	0	(22,963)	1,977,556

	$97,147,453	$299,896	$(1,846,242)	$95,601,107

     The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2007 and 2006 consist of the following:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$1,632,816	$13,706	$0	$1,646,522
Obligations of state and political Subdivisions	8,925,949	62,107	(2,370)	8,985,686

	$10,558,765	$75,813	$(2,370)	$10,632,208

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$1,763,305	$14,424	$0	$1,777,729
Obligations of state and political Subdivisions	9,046,808	18,264	(49,863)	9,015,209

	$10,810,113	$32,688	$(49,863)	$10,792,938

The amortized cost and estimated fair value of securities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,086,500	$7,002,165	$110,219	$110,207
Due after one year through five years	13,970,268	13,864,296	4,778,241	4,813,741
Due after five years through ten years	9,564,019	9,483,402	1,954,544	1,974,479
Due after ten years	38,022,710	37,556,523	3,715,761	3,733,781

	$68,643,497	$67,906,386	$10,558,765	$10,632,208

The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2007. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$12,894,359	($103,535)	$12,894,359	($103,535)

Obligations of state and political subdivisions	$11,047,188	($228,589)	$3,360,969	($36,378)	$14,408,156	($264,967)

Mortgage-backed securities	$4,779,905	($29,487)	$21,557,410	($324,441)	$26,337,315	($353,928)

Corporate Bonds	$0	$0	$1,919,448	($80,756)	$1,919,448	($80,756)

Total temporarily impaired securities	$15,827,093	($258,076)	$39,732,186	($545,110)	$55,559,279	($803,186)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

At December 31, 2007, the Company has pledged book values of $1,000,000 in securities for treasury, tax and loan accounts, $14,596,000 for deposits of public funds, $5,733,000 for collateralized repurchase agreements, and $40,000,000 for Federal Home Loan borrowings.

Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $268,078 and $222,408 in 2007, $5,062 and $175,596 in 2006, and $0 and $1,537 in 2005. Gross realized gains and gross realized losses, respectively, on held-to-maturity securities were $0 and $0 at December 31, 2007.

5.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loan balances consist of the following:

	December 31,
	2007	2006

Commercial and industrial loans	$173,703,638	$125,724,514
Real estate — construction loans	106,976,522	110,693,230
Real estate — commercial	175,013,372	159,370,407
Real estate — mortgage	10,787,433	4,278,117
Real estate — other	26,817,909	12,985,836
Installment loans	226,102	202,487
Other	1,223,036	936,759

	494,748,012	414,191,350
Less:
Deferred loan fees, net	232,471	297,856
Allowance for loan and lease losses	8,232,970	4,904,266

	$486,282,571	$408,989,228

Included in total loans are nonaccrual loans of $12,408,613 and $0 at December 31, 2007 and 2006, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. If interest on nonaccrual loans at December 31, 2007 and 2006 had been accrued, such interest income would have approximated $92,000 and $0, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
The average outstanding balances of impaired loans were $13,001,847, $0 and $1,748,956, for the years ended December 31, 2007, 2006 and 2005 respectively. There was interest of $0, $0 and $20,000 recognized on impaired loans during the year ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005 impairment allowances were $3,200,000, $0, and $291,723 held towards impaired loans at December 31, 2007, 2006 and 2005 respectively.

The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer Sacramento, Sutter, Yuba and Tehama counties, in California, and the location of the five full service offices of the Bank. Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.

The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At December 31, 2007 and 2006, the Company had pledged $58,343,819 and $52,365,899, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. An allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$4,904,266	$4,316,379	$3,866,498

Provision for loan losses	3,291,250	225,900	447,700
Loans charged off	0	(299,421)	(92,958)
Recoveries of loans previously charged off	37,454	661,408	95,139

Balance at end of year	$8,232,970	$4,904,266	$4,316,379

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	Estimated	December 31,
	Lives	2007	2006

Land		$1,507,628	$991,647
Land Improvements		188,845	515,981
Bank buildings	39.0 years	8,114,721	3,779,956
Furniture, fixtures and equipment	3 — 7 years	6,163,236	5,357,366

		15,974,430	10,644,950
Less accumulated depreciation		(5,919,593)	(4,958,685)

		10,054,837	5,686,265
Construction in progress		909,138	2,908,779

		$10,963,975	$8,595,044

Depreciation expense, included in net occupancy and equipment expense, is $1,035,660, $732,906, and $564,779 for the years ended December 31, 2007, 2006 and 2005, respectively.
7.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2007	2006

Cash surrender value of bank owned life insurance policies	$7,129,627	$8,272,919
Deferred tax asset, net	5,209,973	3,913,577
Accrued interest on loans	2,497,124	2,404,259
Accrued interest on investment securities	538,410	989,754
Goldman Sachs Sweep account receivable	267,984	52,518
Taxes receivable	181,911	0
Federal Home Loan Bank Stock	2,852,200	3,106,400
Core Deposit Intangible, net of accumulated amortization of $769,145 and $614,936	0	154,209
Investment in junior subordinated debt payable to subsidiary grantor trust	465,000	465,000
Other	1,238,866	821,513

	$20,381,095	$20,180,149

8.	DEPOSITS

Time certificates of deposit of $100,000 or more totaled $153,583,629 and $147,174,522 at December 31, 2007 and 2006, respectively. Interest expense on such deposits was $6,062,259, $5,025,273 and $2,813,533 during 2007, 2006 and 2005, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
At December 31, 2007, the scheduled maturities for all time deposits are as follows:
     Time Deposit Maturity Schedule

One year or less	$186,535,932
One to three years	27,107,745
Three to five years	72,809
Over five years	0

Total	$213,716,486
9.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
	2007	2006

Deferred Compensation — Retired Officers	$1,035,064	$1,128,911
Deferred Compensation — Directors fees	2,310,824	2,035,218
Deferred Compensation — Salary Continuation	1,030,020	706,391
Employee incentive payable	476,843	716,435
FHLB accrued interest payable	242,637	303,709
Accrued 401(k) match payable	71,981	74,407
Accrued interest payable	787,844	799,025
Reserve for off-balance sheet commitments	421,877	421,877
Taxes payable	0	117,054
Interest payable Junior Subordinated Debentures	112,538	114,255
Dividend payable	700,460	804,226
Goldman Sachs Sweep account payable	0	54,931
Other	363,471	260,299

	$7,553,559	$7,536,738

10.	FEDERAL HOME LOAN BANK ADVANCES
Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $60,000,000 as of December 31, 2007 and $40,000,000 as of December 31, 2006. The FHLB advances bear fixed and floating rates of interest ranging from 3.96% to 5.23%. Interest on borrowing # 087416 is payable monthly, all other interest is payable quarterly.

Advance #	Amount	Interest Rate	Maturity

#059277	$10,000,000	4.43%	01/24/2008
#087416	$5,000,000	5.23%	04/28/2008
#133019	$35,000,000	3.96%	11/23/2009
#135944	$5,000,000	4.51%	01/28/2008
#135945	$5,000,000	4.58%	01/28/2008

	$60,000,000

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $2,852,200 at December 31, 2007 and to pledge $58,343,819, $52,365,899 and $44,251,812 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2007, 2006 and 2005. At December 31, 2007 the Bank had available borrowing lines at the FHLB of $40,178,819 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.
11.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUSTS

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2007 was 8.66%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.115%, until September 10, 2010 after which the rate will reset quarterly to equal three month LIBOR plus 1.58%. The Trust simultaneously issued $310,000 common securities to the Company.

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

The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate, at 6.115% until September 10, 2010, after which the rate will reset on a quarterly basis to equal three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, at any time and from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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
12.	INCOME TAXES

Provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$2,448,140	$3,260,200	$3,396,316
State	603,476	984,927	888,915

Total currently payable	3,051,616	4,245,127	4,285,231

Deferred:
Federal	(1,167,545)	(315,359)	(333,092)
State	(479,018)	(92,838)	(65,635)

Total deferred provision	(1,646,563)	(408,197)	(398,727)

Total provision for income taxes	$1,405,053	$3,836,930	$3,886,504

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income
	2007	2006	2005

Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	1.09	5.66	5.35
Tax-exempt interest	(4.48)	(2.02)	(1.01)
Key Life benefit proceeds	(11.35)	(0.00)	(0.00)
Other	(0.56)	(0.76)	(0.11)

	18.70%	36.88%	38.23%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Deferred tax assets:
State franchise taxes	$186,193	$276,048
Deferred compensation	1,962,157	1,735,541
Loan loss reserves	3,585,204	1,926,296
Net unrealized losses on securities available-for-sale	305,392	655,559
Other	217,417	208,910

Total deferred tax assets	6,256,363	4,802,354

Deferred tax liabilities:
Depreciation	(180,882)	(229,998)
Deferred loan origination costs	(452,281)	(413,431)
Deferred state taxes	(413,227)	(245,348)

Total deferred tax liabilities	(1,046,390)	(888,777)

Net deferred tax asset	$5,209,973	$3,913,577

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company has no unrecognized tax benefits at January 1, 2007 and at December 31, 2007. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007, 2006 and 2005 the Company recognized no interest and penalties.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal or State and local income tax examinations by tax authorities for the years before 2001.
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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
A total of 1,782,000 shares of the Company’s common stock are reserved for grant under the Plan.
The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.
During 2007, stock option compensation expense charged against income was $116,880 ($82,206 net of tax), or less than one cent per diluted share. At December 31, 2007, there was $331,993 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a weighted average period of three years. Three new options totaling 32,500 shares were granted during 2007.
     Activity in stock-based compensation plan
The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Options outstanding, December 31, 2005	608,316	$5.20	$3,290,989

Granted	52,000	$10.13	$56,640
Exercised	(281,146)	$3.13	$2,036,775
Forfeited	(1,425)	$10.60	—
Options outstanding, December 31, 2006	377,745	$6.93	$1,793,156

Granted	32,500	$10.98	$0
Exercised	(110,403)	$4.65	$452,652
Forfeited	(20,412)	$10.20	—
Options outstanding December 31, 2007	279,430	$8.65	$27,943

Exercisable at December 31, 2007	200,993	$6.40	$472,334

At December 31, 2007, 200,993 shares were available to be exercised. The weighted average grant price at December 31, 2007 was $6.40. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during 2007 and 2006 was $452,652 and $2,036,775, respectively. At December 31, 2007, 62,077 shares were available for future grants under the Plan. As of December 31, 2007, 2006 and 2005, respectively, 200,993, 300,631 and 539,314 shares respectively were available to be exercised. The weighted average exercise price for outstanding options for December 31, 2007, 2006 and 2005, respectively, was $8.65, $6.93 and $4.11, respectively.
The fair value of the options granted during 2007, 2006 and 2005, is estimated as $91,539, $194,745 and $20,068, respectively, on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 29.98%, 32.03% and 32.36%, respectively, risk-free interest rate of 3.40%, 4.65% and 3.92%, respectively, expected dividends of $0.33 per share per year for 2007 and $0.29 per share in 2006, annual dividend rate of 2.89%, 3.07% and 2.49%, assumed forfeiture rate of zero and an expected life of seven years. There were 32,500 options granted in 2007, 52,000 options granted in 2006 and 6,000 options granted in 2005. The fair value per share of the 2007, 2006 and 2005 awards was $2.82, $3.75 and $3.34, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
14.	CAPITAL STOCK

On August 28, 2007, the Board of Directors authorized a common stock repurchase of up to 2.4%, or approximately 214,000 shares, of the Company’s common stock. There were 200,000 shares repurchased during 2007 at an average price of $11.35 per share. There were 92,000 shares repurchased during 2006 at an average price of $11.85. No shares were repurchased during 2005. Shares purchased are retired by a charge to common stock for the cost. To date, the Company has repurchased 1,715,311 shares at an average price of $7.64.

The Company paid a quarterly cash dividend of $0.09, $0.08, $0.08 and $0.08 on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007, respectively, to stockholders of record as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively. The fourth quarter dividend of $0.08 per share is payable to shareholders of record as of December 31, 2007 to be paid on January 11, 2008. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2007, no preferred shares had been issued.

15.	RETIREMENT BENEFITS

Profit Sharing Plan —In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $247,500, $224,000 and $157,000 for the years ended December 31, 2007, 2006 and 2005, respectively. No discretionary contributions were made in 2007, 2006 or 2005.

Salary Continuation Plan — In April 2001, the Board of Directors approved the implementation of the Executive Salary Continuation Plan (SCP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SCP plan additional benefits in the future in return for continued satisfactory performance by the executives. Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of ten to twenty years; disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the Bank’s cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary. The assets of the SCP, under Internal Revenue Service Regulations, are the property of the Company and are available to the Company’s general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation expense under the salary continuation plan totaled $240,745, $160,917 and $124,356 for 2007, 2006 and 2005, respectively. As of December 31, 2007, 2006 and 2005, the vested benefit payable was $1,030,020, $706,391, and $488,085 respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
Retired Employees deferred compensation — Effective April 1, 1990, the Board of Directors approved and Employee Deferred Compensation plan, which is a non-qualified plan in which selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on Retired Employees deferred compensation is fixed at ten percent (10%) per the plan. Participants in this plan have since retired and funds are being distributed. As of December 31, 2007, 2006 and 2005, the vested benefit payable was $1,035,064, $1,128,911 and $1,194,867, respectively.
Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is fixed at ten percent (10%) per the plan. Deferred compensation expense totaled $411,191, $368,809 and $321,320 at December 31, 2007, 2006, and 2005 respectively. As of December 31, 2007, 2006 and 2005, the vested benefit payable was $2,310,824, $2,035,218 and $1,818,017, respectively.
16.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2007 and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.
          An analysis of the activity in related party loans consists of the following:

	December 31,
	2007	2006
Balance at beginning of year	$2,849,533	$1,854,751
New loan additions	25,312	1,507,115
Advances on existing lines of credit	2,184,045	0
Principal repayments	(1,458,548)	(512,333)

Balance at end of year	$3,600,342	$2,849,533

As of December 31, 2007 and 2006 there were no related party loans, which were past due or classified. At December 31, 2007 there was $1,252,831 available in commitments to related party loans.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2007 are below:

(Dollars in thousands)

2008	$591
2009	$558
2010	$524
2011	$454
2012	$279
Thereafter	$762

Total	$3,168

Minimum rental due in the future
Rental expense for the years ended December 31, 2007, 2006 and 2005 was $482,994, $453,450 and $466,061, respectively.
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

	December 31,
	2007	2006
Off-balance sheet commitments:
Commitments to extend credit	$192,815,902	$158,296,132
Standby letters of credit	6,627,409	13,511,196
Guaranteed commitments outstanding	1,375,999	1,248,000

	$200,819,310	$173,055,328
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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2007 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
		Actual	Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007:

Company
Leverage capital (to average assets)	$56,857,387	9.26%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	56,857,387	10.12%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	63,881,556	11.37%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$56,025,174	9.20%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	56,025,174	9.97%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	63,049,343	11.22%	33,468,760	8.00%	41,835,950	10.00%

At December 31, 2006:

Company
Leverage capital (to average assets)	$54,583,400	9.38%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	54,583,400	11.52%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	60,154,942	12.64%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$54,389,449	9.54%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	54,389,449	11.42%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	59,690,992	12.54%	33,468,760	8.00%	41,835,950	10.00%
The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2007, the maximum amount available for dividend distribution under this restriction was approximately $12,103,965.
The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2007 or 2006.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

Federal Home Loan Bank borrowings— The fair value of borrowed funds is based on carrying amounts due to the short term nature of the borrowing.

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
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
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

The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2007
	Contract	Carrying	Fair
	Amount	Amount	Value

Financial Assets:
Cash and cash equivalents		$22,234,123	$22,234,123
Securities		78,465,151	78,538,594
Loans, net		486,282,571	487,801,021
Accrued interest on loans		2,497,124	2,497,124
Accrued interest on securities		538,410	538,410
Financial Liabilities:
Demand and savings		$259,914,811	$259,914,811
Fixed rate certificates		185,517,044	187,227,845
Variable certificates		28,199,442	28,199,442
Accrued interest payable		787,844	787,844
Securities sold under agreements to repurchase		15,513,211	15,513,211
Federal Home Loan Borrowings		60,000,000	60,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465,000	15,465,000

Off balance sheet financial instruments:
Commitments to extend credit	$192,815,902		$192,815,902
Standby letters of credit	6,627,409		6,627,409
Guaranteed commitments outstanding	1,375,999		1,375,999

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	December 31, 2006
	Contract	Carrying	Fair
	Amount	Amount	Value
Financial Assets:
Cash and cash equivalents		$39,266,386	$39,266,386
Securities		106,411,220	106,394,045
Loans, net		408,989,228	408,940,966
Accrued interest on loans		2,404,259	2,404,259
Accrued interest on securities		989,754	989,754
Financial Liabilities:
Demand and savings		$226,965,171	$222,859,530
Fixed rate certificates		173,661,670	173,816,680
Variable certificates		38,780,888	38,780,888
Accrued interest payable		799,025	799,025
Securities sold under agreements to repurchase		37,116,610	37,116,610
Federal Home Loan Borrowings		40,000,000	40,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465,000	15,465,000

Off balance sheet financial instruments:
Commitments to extend credit	$158,296,132		$158,296,132
Standby letters of credit	13,511,196		13,511,196
Guaranteed commitments outstanding	1,248,000		1,248,000

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
20.	BANK OF COMMERCE HOLDINGS (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,
	2007	2006
Condensed Balance Sheets
Assets:
Cash	$1,196,921	$1,983,893
Time deposit with subsidiary	0	432,885

Cash and cash equivalents	1,196,921	2,416,778

Participation loans, net of allowance for loan and lease losses of $38,850 in 2007 and $18,900 in 2006	5,174,536	3,332,883
Investment in subsidiaries	56,070,932	54,512,570

Other assets	7,500	37,500

Total assets	$62,449,889	$60,299,731

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,465,000
Other liabilities	821,042	918,481

Stockholders’ equity	46,163,848	43,916,250

Total liabilities and stockholders’ equity	$62,449,889	$60,299,731

	Years Ended December 31,
	2007	2006	2005
Condensed Statements of Income
Income:
Interest on time deposit	$53,488	$93,167	$79,931
Dividends from subsidiaries	6,738,029	4,641,352	514,307

	6,791,517	4,734,519	594,238
Expenses:	1,809,492	1,405,409	825,549

Income before income taxes and equity in undistributed net income of subsidiaries	4,982,025	3,329,110	(231,311)
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	4,981,225	3,328,310	(232,111)
Equity in undistributed net income of subsidiaries	1,125,673	3,239,399	6,510,481

Net income	$6,106,898	$6,567,709	$6,278,370

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Years Ended December 31,

	2007	2006	2005
Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,106,898	$6,567,709	6,278,370
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	19,950	18,900	5,700
Compensation associated with stock options	32,637	7,672	5,784
Effect of changes in:
Other Assets	30,000	30,000	30,000
Other Liabilities	(97,439)	134,958	20,399
Equity in undistributed net income of subsidiaries	(1,125,673)	(3,239,399)	(6,510,481)

Net cash provided by operating activities	4,966,373	3,519,840	(170,228)

Cash flows from investing activities:
Investment in subsidiary trust	0	(155,000)	(310,000)
Capital contribution to Bank	0	0	(5,000,000)
Participation loan payments	272,058	0	0
Participation loan purchased	(1,861,603)	(981,523)	(2,014,736)

Net cash used by investing activities	(1,589,545)	(1,136,523)	(7,324,736)

Cash flows from financing activities:
Equity transactions, net	(1,758,656)	(210,589)	467,000
Proceeds from unconsolidated subsidiary Grantor trust	0	0	10,310,000
Cash dividends	(2,838,029)	(2,650,320)	(1,550,715)

Net cash used by financing activities	(4,596,685)	(2,860,909)	9,226,285

(Decrease) Increase in cash and cash equivalents	(1,219,857)	(477,592)	1,731,321

Cash and cash equivalents at beginning of year	2,416,778	2,894,370	1,163,049

Cash and cash equivalents at end of year	$1,196,921	$2,416,778	$2,894,370

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
22.	UNAUDITED QUARTERLY RESULTS UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(Dollars in thousands, except per share data)	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net interest income	$5,327	$5,461	$5,641	$5,584
Provision for loan losses	(6)	0	(115)	(3,170)
Noninterest income	498	618	526	2,893
Noninterest expense	(3,488)	(3,701)	(4,028)	(4,528)

Income before taxes	2,331	2,378	2,024	779
Provision for income tax	(844)	(778)	(693)	910

Net Income	$1,487	$1,600	$1,331	$1,689

Per common share:
Basic earnings per share	$0.17	$0.18	$0.15	$0.19
Diluted earnings per share	$0.17	$0.18	$0.15	$0.18
Dividends per share	$0.09	$0.08	$0.08	$0.08

(Dollars in thousands, except per share data)	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net interest income	$5,413	$5,674	$5,530	$5,418
Provision for loan losses	(11)	(143)	(72)	(0)
Noninterest income	448	512	428	541
Noninterest expense	(3,238)	(3,310)	(3,299)	(3,486)

Income before taxes	2,612	2,733	2,587	2,473
Provision for income tax	(1,020)	(1,044)	(915)	(858)

Net Income	$1,592	$1,689	$1,672	$1,615

Per common share:
Basic earnings per share	$0.19	$0.19	$0.19	$0.18
Diluted earnings per share	$0.18	$0.19	$0.19	$0.18
Dividends per share	$0.08	$0.07	$0.07	$0.07

(Dollars in thousands, except per share data)	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net interest income	$4,856	$4,861	$5,125	$5,395
Provision for loan losses	(177)	(177)	(88)	(6)
Noninterest income	542	548	515	519
Noninterest expense	(2,920)	(2,887)	(3,095)	(2,846)

Income before taxes	2,301	2,345	2,457	3,062
Provision for income tax	(925)	(874)	(897)	(1,191)

Net Income	$1,376	$1,471	$1,560	$1,871

Per common share:
Basic earnings per share	$0.16	$0.17	$0.18	$0.22
Diluted earnings per share	$0.16	$0.16	$0.18	$0.21
Dividends per share	$0.06	$0.06	$0.06	$0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants or auditors on accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Under SEC rules 13a-15 and 15d-15, each issuer (Company) must maintain disclosure controls, procedures and internal control over financial reporting. Management is required to evaluate the effectiveness, as of the end of each fiscal year, of the Company’s disclosure controls and procedures over financial reporting. Management’s evaluation must be based on a suitable and recognized framework. Bank of Commerce Holdings management has adopted the widely accepted COSO (Committee of Sponsoring Organizations of the Treadway Commission) framework for its evaluation.
The SEC defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and financial officers or persons performing similar functions. The control process is effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) in the United States of America. Internal control over financial reporting includes those policies and procedures that:
•	Pertain the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Directors of the Company;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management evaluates the effectiveness of the Company’s internal control over financial reporting primarily through periodic testing of key controls. The Institute of Internal Auditors defines a key control as follows: “ A key control is a control that, if it fails, means there is at least a reasonable likelihood that a material error in the financial statements could not be detected on a timely basis.” Management identified twenty-two major operational processes of which forty-seven key operational controls were earmarked for testing. Under the information technology umbrella, nine major processes were identified and twenty-two key information systems controls were targeted for testing. Of the total sixty-nine key controls, 40% of the key controls were tested internally.
The testing scope included the following:
•	Minimum sample size was 5% of the transactions

•	Sample size drawn from transactions and activities through out 2007

•	Testing procedures included examination, inquiry, and observation, depending on the nature of the control being tested
It is important to note, that during the month of May 2007, ‘walkthroughs’ of the Company key controls were performed. From a control standpoint, a walkthrough is the act of tracing a transaction through organizational records and procedures. Audit Standard No.5 defines a walkthrough as follows: “In a walkthrough, the auditor traces a transaction from origination through the company’s information systems until it is reflected in the Company’s financial reports.” Based on the lack of significant exceptions noted during the walkthrough process, the above testing was deemed appropriate.
Bank of Commerce Holdings management is responsible for establishing and maintaining adequate internal control over financial reporting per rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s system of internal control is structured to provide reasonable assurance to our Board of Directors and management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Given its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, assumptions regarding any effectiveness evaluation to future periods are subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In our assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this criteria and our assessment, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.
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
None to report.

PART III
Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”).
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
     The executive officers of the Company and their ages as of December 31, 2007, are as follows:

Name	Age	Position(s)

Patrick J. Moty	51	President and Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce

Linda J. Miles	54	Executive Vice President, Chief Financial Officer and Assistant Secretary
Patrick J. Moty was born in 1957. Prior to his election as President and Chief Executive Officer, he served as Executive Vice President & Chief Credit Officer for the Company since December 2005. Prior to that, he served as the Company’s Senior Vice President and Chief Credit Officer since 2000; Senior Vice President and Senior Loan Officer since 1998; Vice President and Senior Loan Officer since 1993; Vice President and Loan Officer since 1988; and Assistant Vice President and Loan Officer since 1987. Mr. Moty joined the company in 1985 as a Loan Officer following four years in lending at a large regional financial institution.
Linda J. Miles was born in 1953. She has served as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company since October 1989. Before joining the Company, Ms. Miles served as Senior Vice President and Chief Financial Officer for another independent bank. Ms. Miles serves on the Asset/Liability committee and attends audit, executive, and long range planning committee meetings of the Board of Directors.
Audit Committee Information
The Audit and Qualified Legal Compliance Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has five members: David H. Scott, Chairman; Harry L. Grashoff, Jr.; Russell L. Duclos; Lyle Tullis and Jon Halfhide, CPA. Each member is independent, as independence of audit committee members is defined by the NASDAQ National Market rules. The Board of Directors has determined, in its business judgment, that two members of the committee are ‘financial experts’ as required by the Securities and Exchange Commission rules.
Code of Ethics and Business Conduct
The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director of Risk Management, Controller and any person performing similar functions) and employees. The Company has made the Code of ethics available on its website at http://www.bankofcommerceholdings.com.

Additional Information
Additional information required by this section is incorporated by reference to the information in the section entitled “Election of Directors” and “Executive Compensation” in the 2008 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this section is incorporated by reference to the information in the sections entitled “Election of Directors—Directors’ Compensation” and “Executive Compensation” in the 2008 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this section is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2008 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2007 and the Company expects to have such transactions in the future.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Moss Adams LLP., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $152,290 and $126,152 respectively.
Audit-Related Fees
Moss Adams LLP., did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2007 and December 31, 2006.
Tax Fees
Moss Adams LLP., did not render any professional services for tax compliance, tax advice, or tax planning during 2007.
All Other Fees
The aggregate fees billed by Moss Adams LLP. for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2007 and 2006, respectively.

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
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	The following documents are filed as a part of this Form 10-K:
       (1) Financial Statements:
     Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
       (2) Financial Statement Schedules:
     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
       (3) Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*

3.2	Bylaws, as amended filed 05/15/2007.*

4.1	Specimen Common Stock Certificate filed 12/4/1998.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998 filed 12/4/1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*

10.3	1998 Stock Option Plan filed 12/4/1998.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.7	Directors Deferred Compensation Plan filed 12/4/1998.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended filed 12/4/1998 — Fifth Amendment filed 4/4/2001.*

10.10	Employment contracts dated April 2001 filed 9/27/2001.*

10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*

10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*

10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*

10.14	Change in Control Agreements filed on 12/21/2005*

10.15	Salary Continuation — Blais filed on 12/19/2006*

10.16	Salary Continuation — Moty filed on 12/19/2006*

10.17	Salary Continuation — Eslick filed on 12/19/2006*

10.18	Employment Agreement — Mayer filed on 12/29/06*

10.19	Employment Agreement — Miles filed on 12/29/06*

10.20	Salary Continuation — Mayer filed on 12/29/06*

10.21	Salary Continuation — Miles filed on 12/29/06*

10.22	Employment Agreement — Moty filed on 9/28/07*

10.23	Salary Continuation — Moty filed on 9/28/07*

11.1	Statement re: Computation of Earnings per Share (see page 56).

14.0	RBC Code of Ethics filed on 2/26/2003*

16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *

21.1	Subsidiaries of the Company filed 12/4/1998. *

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (see page 87)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.
(b) Reports on Form 8-K:

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2008.

BANK OF COMMERCE HOLDINGS
By	/s/ Patrick J. Moty
Patrick J. Moty
President, Chief Executive Officer and Director of Redding Bank of Commerce

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. Moty and Linda J. Miles, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty Patrick J. Moty	President, Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce	March 14, 2008

/s/ Linda J. Miles Linda J. Miles	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Harry L. Grashoff, Jr. Harry L. Grashoff, Jr.	Chairman of the Board	March 14, 2008

/s/ Welton L. Carrel Welton L. Carrel	Director	March 14, 2008

/s/ Russell L. Duclos Russell L. Duclos	Director	March 14, 2008

/s/ John C. Fitzpatrick John C. Fitzpatrick	Director	March 14, 2008

/s/ Kenneth R. Gifford, Jr. Kenneth R. Gifford, Jr.	Director	March 14, 2008

/s/ David H. Scott David H. Scott	Director	March 14, 2008

/s/ Lyle L. Tullis Lyle L. Tullis	Director	March 14, 2008

/s/ Jon Halfhide Jon Halfhide	Director	March 14, 2008

/s/ Orin Bennett Orin Bennett	Director	March 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*

3.2	Bylaws, as amended filed 05/15/2007.*

4.1	Specimen Common Stock Certificate filed 12/4/1998.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998 filed 12/4/1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*

10.3	1998 Stock Option Plan filed 12/4/1998.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.7	Directors Deferred Compensation Plan filed 12/4/1998.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended filed 12/4/1998 — Fifth Amendment filed 4/4/2001.*

10.10	Employment contracts dated April 2001 filed 9/27/2001.*

10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*

10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*

10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*

10.14	Change in Control Agreements filed on 12/21/2005*

10.15	Salary Continuation — Blais filed on 12/19/2006*

10.16	Salary Continuation — Moty filed on 12/19/2006*

10.17	Salary Continuation — Eslick filed on 12/19/2006*

10.18	Employment Agreement — Mayer filed on 12/29/06*

10.19	Employment Agreement — Miles filed on 12/29/06*

10.20	Salary Continuation — Mayer filed on 12/29/06*

10.21	Salary Continuation — Miles filed on 12/29/06*

10.22	Employment Agreement — Moty filed on 9/28/07*

10.23	Salary Continuation — Moty filed on 9/28/07*

11.1	Statement re: Computation of Earnings per Share (see page 55).

14.0	RBC Code of Ethics filed on 2/26/2003*

16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *

21.1	Subsidiaries of the Company filed 12/4/1998. *

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (see page 87)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.