Form 10-Q
period 2008-03-31
Bank of Commerce Holdings
filed 2008-05-02
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (530) 722-3955
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of March 31, 2008: 8,707,745

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Index to Form 10-Q

Page:

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets March 31, 2008, December 31, 2007 and March 31, 2007	4
Condensed Consolidated Statements of Income Three months ended March 31, 2008 and 2007	5
Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Forward Looking Statements and Risk Factors	15
Company Overview	15
Risk Factors	18
Economic Conditions and Geographic Concentrations	18
Changes in Interest rates could reduce the Company’s Net Interest Income and Earnings	18
Lending Risks Associated with Commercial Real Estate and Construction Activities	19
Adequacy of the Allowance for Loan and Lease Losses	19
Potential Volatility of Deposits	19
Dividends	19
Changes in Accounting Policies or Accounting Standards, and Changes in How Accounting Standards are interpreted or applied, Could Materially affect how the Company Reports its Financial Results and Condition	20
Government Regulation and Legislation	20
Certain Ownership Restrictions under California and Federal Law	20
Negative Publicity could Damage our Reputation	21
Environmental Risks	21
Shares Eligible for Future Sale	21
Technology and Computer Systems	22
Company Stock Price may be volatile due to other factors	22
Executive Overview	23
Sources of Income	23
Profitability Ratios	24
Financial Highlights — Results of Operations	24
Net Interest Income and Net Interest Margin	24
Liquidity	25
Capital Management	25
Short and Long term borrowings	26
Allowance for loan and lease losses	26
Factors that may affect future results	27
Critical accounting policies	28
Average balances, Interest Income/Expense and yields/rates paid	30
Analysis of changes in net interest income and interest expense	31
Noninterest Income	32
Noninterest Expense	32
Income taxes	33
Asset quality	34
Allowance for loan and lease losses (ALLL)	35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
The following condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements audited by Moss Adams, LLP, independent public accountants, as indicated in their report not included herein, and the unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Dollars in thousands	March 31, 2008	Dec. 31,2007	March 31,2007
ASSETS

Cash and due from banks	$12,737	$13,839	$12,597
Federal funds sold and securities purchased under agreements to resell	25,995	8,395	21,195

Cash and cash equivalents	38,732	22,234	33,792

Securities available-for-sale (including pledged collateral of $57,274 at March 31, 2008, $61,329 at December 31, 2007 and $68,261 at March 31, 2007)	62,090	67,906	93,769
Securities held-to-maturity, at cost (estimated fair value of $10,646 at March 31, 2008, $10,632 at December 31, 2007 and $10,693 at March 31, 2007)	10,421	10,559	10,673
Loans, net of the allowance for loan losses of $5,815 at March 31, 2008, $8,233 at December 31, 2007 and $4,933 at March 31, 2007	506,374	486,283	411,357
Bank premises and equipment, net	11,370	10,964	9,992
Other assets	22,248	20,381	18,513

TOTAL ASSETS	$651,235	$618,327	$578,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$71,722	$75,718	$70,035
Demand — interest bearing	140,624	142,821	112,550
Savings accounts	42,946	41,376	41,537
Certificates of deposit	229,006	213,716	211,422

Total deposits	484,298	473,631	435,544

Securities sold under agreements to repurchase	12,455	15,513	35,053
Federal Home Loan Bank borrowings	85,000	60,000	40,000
Other liabilities	7,633	7,554	6,646
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	604,851	572,163	532,708
Commitments and contingencies
Stockholders’ Equity:

Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2008 and 2007	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,707,745 shares issued and outstanding at March 31, 2008, 8,757,445 at December 31, 2007 and 8,907,680 at March 31, 2007	9,550	9,996	11,940
Retained earnings	37,135	36,605	34,110
Accumulated other comprehensive loss, net of tax	(301)	(437)	(662)

Total stockholders’ equity	46,384	46,164	45,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$651,235	$618,327	$578,096

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three months ended March 31, 2008 and 2007

	Three Months Ended
Dollars in thousands, except for per share data	March 31, 2008	March 31, 2007
Interest income:
Interest and fees on loans	$9,131	$8,464
Interest on tax-exempt securities	274	278
Interest on U.S. government securities	481	832
Interest on federal funds sold and securities purchased under agreements to resell	58	200
Interest on other securities	22	36

Total interest income	9,966	9,810

Interest expense:
Interest on demand deposits	750	557
Interest on savings deposits	290	171
Interest on certificates of deposit	2,376	2,605
Securities sold under repurchase agreements	84	342
Interest on FHLB and other borrowings	731	539
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	315	269

Total interest expense	4,546	4,483

Net interest income	5,420	5,327
Provision for loan and lease losses	600	6

Net interest income after provision for loan and lease losses	4,820	5,321

Noninterest income:
Service charges on deposit accounts	62	69
Payroll and benefit processing fees	129	108
Earnings on cash surrender value - Bank owned life insurance	83	95
Net gain on sale of securities available-for-sale	242	46
Net loss on sale of derivative swap transaction	(225)	0
Merchant credit card service income, net	83	92
Mortgage brokerage fee income	10	6
Other income	181	82

Total noninterest income	565	498

Noninterest expense:
Salaries and related benefits	1,949	2,097
Occupancy and equipment expense	644	458
FDIC insurance premium	58	13
Data processing fees	78	55
Professional service fees	118	195
Payroll processing fees	33	31
Deferred compensation expense	111	97
Stationery and supplies	62	61
Postage	34	33
Directors’ expense	48	45
Other expenses	430	403

Total noninterest expense	3,565	3,488

Income before provision for income taxes	1,820	2,331
Provision for income taxes	591	844

Net income	$1,229	$1,487

Basic earnings per share	$0.14	$0.17
Weighted average shares — basic	8,719	8,864
Diluted earnings per share	$0.14	$0.17
Weighted average shares — diluted	8,748	8,976
Cash dividends per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2008 and 2007

Dollars in thousands	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$1,229	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	600	6
Provision for depreciation and amortization	302	207
Compensation expense associated with stock options	28	36
Tax benefits from the exercise of stock options	0	(118)
(Gain) Loss on sale of securities available-for-sale	(242)	(46)
Amortization of investment premiums and accretion of discounts, net	7	8
Loss on sale of derivative swap transaction	225	0
Gain on sale of fixed assets	(6)	(2)
Deferred income taxes	(698)	349
(Increase) in cash surrender value of bank owned life policies	(83)	(95)
Effect of changes in:
Other assets	(1,308)	567
Deferred compensation	111	97
Deferred loan fees	(53)	(31)
Other liabilities	92	(791)

Net cash from operating activities	204	1,674

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	765	1,627
Proceeds from sales of available-for-sale securities	16,682	20,372
Proceeds from maturities of held-to-maturity securities	138	136
Purchases of available-for-sale securities	(11,383)	(19,102)
Loan origination, net of principal repayments	(20,638)	(2,342)
Purchases of Bank premises and equipment, net	(829)	(1,608)
Proceeds on sale of fixed assets	127	7

Net cash from investing activities	(15,140)	(910)

Cash flows from financing activities:
Net (decrease) in demand and savings accounts	(4,623)	(2,843)
Net increase (decrease) in certificates of deposit	15,290	(1,020)
Net (decrease) in securities sold under agreement to repurchase	(3,058)	(2,064)
Proceeds from Federal Home Loan Bank advances	80,000	0
Repayments of Federal Home Loan Bank advances	(55,000)	(0)
Cash dividends paid on common stock	(700)	(713)
Proceeds from stock options exercised	29	284
Common Stock repurchase	(504)	0
Tax benefits from the exercise of stock options	0	118

Net cash from financing activities	31,434	(6,238)

Net increase (decrease) in cash and cash equivalents	16,498	(5,474)
Cash and cash equivalents, beginning of period	22,234	39,266

Cash and cash equivalents, end of period	$38,732	$33,792

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$250	$350
Interest	4,445	4,639
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce™, Roseville Bank of Commerce™ and Sutter Bank of Commerce™ (“BOC” or the “Bank”) and Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements audited by Moss Adams, LLP, independent public accountants, as indicated in their report not included herein, and the unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation with no effect on previously reported equity and net income.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2007 Annual Report on Form 10-K. The results of operations and cash flows for the 2008 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.
2. Recent Accounting pronouncements
On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008. The adoption of FAS 157 did not have a material effect on our consolidated financial statements.
On February 15, 2007 the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115. FAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair values recognized in earnings. FAS 159 is effective beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities.  Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also requires several added quantitative disclosures in financial statements.  SFAS No. 161 will be effective for the Company on January 1, 2009.  Management is currently evaluating the effect that the provisions of SFAS No. 161 will have on the Company’s financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued) (Unaudited)
3. Earnings per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are considered to be common stock equivalents. The following table displays the computation of earnings per share for the three months ended March 31, 2008 and 2007. 144,937 shares are excluded due to anti-dilutive values.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2008	March 31, 2007

Basic EPS calculation:

Numerator (net income)	$1,229	$1,487

Denominator (average common shares outstanding)	8,719	8,864

Basic EPS	$0.14	$0.17

Diluted EPS calculation:
Numerator (net income)	$1,229	$1,487
Denominator:
Average common shares outstanding	8,719	8,864
Dilutive effect of stock options	29	112

Adjusted weighted average common shares outstanding	8,748	8,976

Diluted EPS	$0.14	$0.17
Anti- dilutive shares excluded	145	108

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
For the first quarter of 2008, stock option compensation expense charged against income was $28,398 compared to $20,763 at March 31, 2007. At March 31, 2008, there was $303,595 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of 3.6 years. No options were granted during the first quarter of 2008 or 2007.
During the three months ended March 31, 2008 and 2007 the Company realized income tax benefits of $0 and $117,925 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.
During the three months ended March 31, 2008 and 2007 the Company received cash of $29,393 and $284,354 respectively, upon exercise of stock-based compensation arrangements.
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007

Net income as reported	$1,229	$1,487
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale, net of tax	349	164
Reclassification adjustment for gain on available for sale securities, net of tax	(142)	(27)
Unrealized gains arising during the period on derivative transactions, net	28	157

Total other comprehensive (loss) income	235	294

Total comprehensive income	$1,464	$1,781
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2008 was 5.98%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10.0 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.12%, until September 10, 2010 after which the rate will reset quarterly to equal LIBOR plus 1.58%. The Trust simultaneously issued $310,000 of the Trust’s common securities of beneficial interest to the Company.
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
7. Commitments and Contingent Liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2008 are below:

(Dollars in thousands)

2008	$453
2009	$558
2010	$524
2011	$454
2012	$279
Thereafter	$761

Total	$3,029

Minimum rental due in the future Under noncancellable subleases	$4

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

FHLB Advances — Borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $85,000,000 as March 31, 2008, $60,000,000 at December 31, 2007 and $40,000,000 as of March 31, 2007. The FHLB advances bear fixed and floating rates of interest ranging from 2.82% to 5.23%. Interest is payable either monthly or quarterly.
The following table illustrates borrowings outstanding at the end of the period:

Amount	Interest Rate	Maturity

$15,000,000	3.20%	01/26/2009
$15,000,000	2.82%	01/22/2010
$15,000,000	2.89%	01/22/2009
$35,000,000	3.97%	11/23/2009
$5,000,000	5.23%	04/28/2008

$85,000,000
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Bank was required to hold a minimum investment of $4,267,400 in FHLB stock and pledge collateral of $74,533,568 in real estate mortgage loans as of March 31, 2008. At March 31, 2008, the Bank had available borrowing lines at the FHLB of $25,201,255 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Fair Value Measurement
SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Effective 1/1/08 the Company adopted SFAS No. 157, which enhances the disclosures about financial instruments carried at fair value.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		at March 31, 2008, Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
(Dollars in thousands)	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$62,090	$62,090

To Total assets measured at fair value	$62,090	$62,090	$—	$—

Derivative Liabilities	$200		200

Total liabilities measured at fair value	$200	$—	$200	$—

The following methods were used to estimate the fair value of each class of financial instrument above:
Securities available-for-sale - Securities classified as available-for-sale are reported at fair value utilizing Level 1 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.
Derivatives –Derivatives are valued using internal models, most of which are primarily based on market observable input including interest rate curves and both forward Derivatives are reported at fair value utilizing Level 2 inputs, and are provided to the Company by an independent pricing source. The fair market value of the derivative is based on the present value of the expected cash flows over the life of the instrument. Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The fair values disclosed were estimated using the closing mid-market market/price environment as of March 31, 2008.  These values do not take into account liquidity, hedging cost, bid/offer, credit or other considerations that are specific to each counterparty and transaction, and that vary over time.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(Dollars in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3

Impaired Loans	$15,958	$—	$—	$15,958

Total assets at fair value	$15,958	$—	$—	$15,958

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans – When available, we use observable market data, including pricing on recent closed market transactions, to value loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The Company had outstanding balances of $16.0 and $12.4 million in impaired loans as of March 31, 2008 and December 31, 2007, respectively.
The fair value measurements recorded during the period
We recognized a $2.9 million write-down related to non-recurring fair value measurements of impaired loans during the period. Reserves were previously allocated in anticipation of this impairment review. Interest reversed from income during the period due to impaired loans was $84,525.

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading ”Risk factors that may affect results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2007 to March 31, 2008. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2008, compared to the same period in 2007. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The majority of the loans of the Bank are direct loans made to individuals and small businesses in the major market area of the Bank. The Mortgage Company provides residential real estate new financing, refinancing and equity lines of credit, 100% sold in the secondary market. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts the following as collateral for loans: real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory.
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
The commercial and construction loan portfolio of the Bank consists of loans secured by a variety of commercial and residential real property. The Mortgage Company makes real estate mortgage loans for both owner-occupied properties and investor properties. The Mortgage Company brokers and sells the residential real estate loans directly in the secondary market, servicing included. The Bank does not provide for warehouse funding.
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
The Company continuously searches for expansion possibilities, through internal growth, strategic alliances, acquisitions or new office and product opportunities. Systematically, the Company will reevaluate the short and long-term profitability of all lines of business, and will not hesitate to reduce or eliminate unprofitable locations or lines of business. The Company remains a viable, independent bank by enhancing stockholder value. This has been realized by proactive management and commitment to staff, customers, and the markets served.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Risk Factors
Economic Conditions and Geographic Concentration
An economic slowdown could reduce demand for the Company’s products and services and lead to lower revenues and lower earnings. A change in California’s economic and business conditions may adversely affect the ability of our borrowers to repay their loans, causing us to incur higher credit losses. The Company earns revenue from interest and fees charged on loans and financial services. When the economy slows, the demand for these products and services may fall, reducing our interest and fee income, and our earnings. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults due to the borrower’s inability to repay their loans. Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, a slowdown in housing, natural disasters, terrorist activities, military conflicts, and the normal cyclical nature of the economy.
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At March 31, 2008, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California has had a material adverse effect on the Company’s business, financial condition and results of operations during the first quarter 2008.
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $5.8 million, or 1.14% of total loans at March 31, 2008.
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
At March 31, 2008, time certificates of deposit in excess of $100,000 represented approximately 27% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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
Government Regulation and Legislation
The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of stockholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Supervision and Regulation and Regulation and Supervision of Bank Holding Companies” in the Company’s 2007 Annual Report on Form 10-K.
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
Shares Eligible for Future Sale
As of March 31, 2008, the Company had 8,707,745 shares of Common Stock outstanding, of which 6,008,873 shares are eligible for sale in the public market without restriction and 2,698,872 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 213,235 shares of the issued and outstanding shares of common stock at exercise prices ranging from $3.23 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, under the heading “Risk Management”.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Profitability Ratios

	March 31, 2008	March 31, 2007

Profitability Ratios
Net Interest Income to Average Assets	3.49%	3.77%
Net Income to Average Equity	10.54%	13.37%

Efficiency Ratio[1]	59.57%	59.88%

Capital Ratios
Leverage Ratio	9.15%	9.75%
Risk Based Capital	$63,081,047	$56,050,000
Tier 1 Capital	9.90%	11.23%
Total Capital	10.98%	12.29%

Per Common Share Data
Dividend Payout Ratio	56.92%	47.94%
Book Value	$5.33	$5.10
Market Price	$8.00	$11.75
High	$8.59	$12.29
Low	$6.00	$10.98
Financial Highlights — Results of Operations
Net income for the first quarter of 2008 totaled $1,229,000 a decrease of 17.4% from the $1,487,000 reported for the same quarterly period of 2007. On the same basis, diluted earnings per common share for the first quarter of 2008 were $0.14, compared to $0.17 for the same period of 2007. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2008 were 0.79% and 10.54%, respectively, compared with 1.05% and 13.37%, respectively, for the first quarter of 2007. The drop in net income is directly related to higher provisions for loan and lease losses during the first quarter.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2008 was $5,420,000 compared with $5,327,000 for the same period in 2007, an increase of 1.7%.
Average earning assets for the three-months ended March 31, 2008 increased $55.4 million or 10.4% compared with the same period in the prior year. Average net loans, the largest component of earning assets, increased $96.3 million or 23.6% compared with the prior year period. Average securities decreased $26.9 million or 24.7% over the prior year period. Securities were sold during the period to cover loan growth. The yield on earning assets decreased to 6.80% for the three-month period ended March 31, 2008 compared to 7.39% for the same three-month period in the prior year, specifically due to interest rate drops in the current economic environment.
The overall cost of interest-bearing liabilities (funding costs) for the first three months of 2008 was $4,546,000 compared with $4,483,000 for the first three months of 2007, a 1.41% increase. The increase in funding costs was primarily a result of increases in the volume on core deposit accounts. The net effect of the changes discussed above resulted in an increase of $93,000 or 1.7% in net interest income for the three-month period ended March 31, 2008 from the same period in 2007. Net interest margin decreased 31 basis points to 3.70% from 4.01% for the same period a year ago.

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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2008, the Company had overnight cash in investments of $38.7 million and available lines of credit at the Federal Home Loan bank of approximately $25.2 million, and a Federal Funds borrowing line with two correspondent financial institutions of $25.0 million.
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
The Company and Bank are subject to various regulatory capital adequacy requirements as prescribed by the Federal Reserve Bank. Risk-based capital guidelines establish a risk-adjusted ratio relating capital to difference categories of assets and off-balance sheet exposures. At March 31, 2008, the Company and Bank were “well capitalized” under applicable regulatory capital adequacy guidelines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Well	Minimum
		Actual	Capitalized	Capital
As of March 31, 2008	Capital	Ratio	Requirement	Requirement

The Company Leverage	$56,050,000	8.94%	n/a	4.0%
Tier 1 Risk-Based	56,050,000	9.75%	n/a	4.0%
Total Risk-Based	62,247,791	10.83%	n/a	8.0%

Bank of Commerce Redding Leverage	$56,883,257	9.15%	5.0%	4.0%
Tier 1 Risk-Based	56,883,257	9.90%	6.0%	4.0%
Total Risk-Based	63,081,047	10.98%	10.00%	8.0%
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2008, all of the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
During the three months ended March 31, 2008, the average balance of FHLB advances was $80.5 million and the average interest rates during the period was 3.60%. The maximum outstanding at any month-end during the three months ended March 31, 2008 was $85.0 million. The FHLB advances are collateralized by loans and securities pledged to the FHLB.
Allowance for Loan and Lease Losses
The Allowance for Loan and Lease Losses, which consists of management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process using several analytical tools and benchmarks, to calculate a range of possible outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance.
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
Provision for loan and lease losses of $600,000 were provided for the three-months ended March 31, 2008 compared with $6,000 for the same period of 2007. The Company’s allowance for loan and lease losses was 1.14% of total loans at March 31, 2008, 1.66% at December 31, 2007 and 1.18% at March 31, 2007, while its ratio of non-performing assets to total assets was 2.45% at March 31, 2008, compared to 2.01% at December 31, 2007 and 0.00% at March 31, 2007. Management has taken aggressive action by placing two real estate development related loans into nonaccrual status. In addition, an impairment review of one Sacramento development loan has resulted in a $2.9 million write-down. Reserves were previously allocated in anticipation of this impairment review. Interest reversed from income during the period due to nonaccrual loans was $84,525.

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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2007 Annual Report on Form 10-K.

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
Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2007 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K require management to make difficult, subjective or complex judgments or estimates.
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
Accounting Principles Generally Accepted in the United States of America
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K.
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
Revenue recognition
The Company’s primary source of revenue is interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.
Stock-based Compensation
The amount of compensation cost for the fiscal years 2005 through 2007 is disclosed in Note 13 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.
Income Taxes
The Company files a consolidated federal and state income tax return. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans[2]	$504,091	$9,131	7.25%	$407,758	$8,464	8.30%
Tax-exempt Securities[3]	27,901	274	3.93%	29,712	278	3.74%
US Government Securities	15,272	142	3.72%	33,722	356	4.22%
Mortgage backed Securities	29,055	339	4.67%	41,919	476	4.54%
Federal Funds Sold	8,014	58	2.89%	15,540	200	5.15%
Other Securities	2,000	22	4.40%	2,302	36	6.26%

Average Earning Assets	$586,333	$9,966	6.80%	$530,953	$9,810	7.39%

Cash & Due From Banks	$12,708			$12,939
Bank Premises	11,303			9,288
Allowance for Loan Losses	(8,441)			(4,892)
Other Assets	20,116			17,226

Average Total Assets	$622,019			$565,514

Interest Bearing Liabilities
Demand Interest Bearing	$141,709	$750	2.12%	$112,910	$557	1.97%
Savings Deposits	41,195	290	2.82%	28,864	171	2.37%
Certificates of Deposit	216,051	2,376	4.40%	214,094	2,605	4.87%
Repurchase Agreements	13,052	84	2.57%	34,860	342	3.92%
FHLB Borrowings	80,569	731	3.63%	40,000	539	5.39%
Trust Preferred Borrowings	15,000	315	8.40%	15,000	269	7.17%

	507,576	$4,546	3.58%	445,728	$4,483	4.02%

Noninterest bearing demand	66,825			73,977
Other Liabilities	995			1,333
Stockholders’ Equity	46,623			44,476

Average Liabilities and Stockholders’ Equity	$622,019			$565,514

Net Interest Income and Net Interest Margin		$5,420	3.70%		$5,327	4.01%

[2]	Average non-performing loans of $14.9 million are included

[3]	The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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

Table 2.	Analysis of Changes in Net Interest Income and Interest Expense

	March 31, 2008	over	March 31, 2007
(Dollars in thousands)	Volume	Rate	Total
Increase (Decrease) In Interest Income
Portfolio Loans	$1,745	$(1,078)	$667
Tax-exempt Securities	(18)	14	(4)
US Government Securities	(172)	(42)	(214)
Mortgage back Securities	(150)	13	(137)
Federal Funds Sold	(54)	(88)	(142)
Other Securities	(3)	(11)	(14)

Total Increase (Decrease)	$1,348	$(1,192)	$156

Increase (Decrease) In Interest Expense
Interest Bearing Demand	$152	$41	$193
Savings Deposits	87	32	119
Certificates of Deposit	22	(251)	(229)
Repurchase Agreements	(140)	(118)	(258)
FHLB Borrowings	368	(176)	192
Trust Preferred Borrowings	0	46	46

Total Increase (Decrease)	$489	$(426)	$63

Net Increase	$859	$(766)	$93

Net interest income was $5.4 million for the first three-months of 2008 compared with $5.3 million for the same period in 2007, a 1.7% increase (Tables 1 and 2). The increase in net interest income is primarily attributed to the increased volume of earning assets during the period. Average earning assets for the first three-months of 2008 were $586.3 million compared with $530.9 million for the same period in 2007, an increase of $55.4 million or 10.4%. The single largest component of increased earning assets was in the loan portfolio. Average loans increased $96.3 million or 23.6% over the same three-month period in 2007. Coupled with the asset growth, yields on earning assets decreased to 6.80% compared with 7.39% over the same three-month period in 2007, a loss of 59 basis points.
Average interest bearing liabilities also increased by $61.9 million or 13.9% for the first three-months of 2008 to $507.6 million in 2008 compared with $445.7 million for the same period in 2007. The cost of interest bearing liabilities or funding decreased to 3.58% in 2008 compared to 4.02% in 2007, a decrease in interest expense of $62,000 or 1.4%. The increase in interest expense is primarily due to increased volume in core deposit relationships.
As a result of these changes, the interest spread (the difference between the yield on earning assets and the cost of interest bearing liabilities) decreased 31 basis points to 3.70% for the three-months ended March 31, 2008 compared with 4.01% for the same three-month period in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Noninterest income

Service charges on deposit accounts	$62	$69
Payroll and benefit processing fees	129	108
Earnings on cash surrender value - Bank owned life insurance	83	95
Net gain on sale of securities available-for-sale	242	46
Net loss on sale of derivative swap	(225)	0
Merchant credit card service income, net	83	92
Mortgage brokerage fee income	10	6
Other income	181	82

Total noninterest income	$565	$498
Noninterest income increased $67,000 or 13.5% for the quarter ended March 31, 2008 over March 31, 2007. During the first quarter, net gains on sale of securities totaled $242,000. The securities available-for-sale portfolio was repositioned to take advantage of higher yielding investments in the loan portfolio. A derivative swap transaction was unwound in the first quarter 2008 resulting in a one time loss of $225,000. Other income, consisting of fees, is up 120.7% due to the increase in core deposit relationships.
Noninterest Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Noninterest expense
Salaries and related benefits	$1,949	$2,097
Occupancy and equipment expense	644	458
FDIC insurance premium	58	13
Data processing fees	78	55
Professional service fees	118	195
Payroll processing fees	33	31
Deferred compensation expense	111	97
Stationery and supplies	62	61
Postage	34	33
Directors’ expense	48	45
Other expenses	430	403

Total noninterest expense	$3,565	$3,488
Noninterest expense for the quarter ended March 31, 2008 was $3.6 million, an increase of $77,000 or 2.2% over the same period a year ago. The increase is housed in occupancy and equipment expense and is reflective of the new West Side office opening in January 2008.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007

Income Taxes
Tax provision	$591	$844
Effective tax rate	32.5%	36.2%
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
The Company has a deferred tax asset of $5.2 million which did not change significantly during the three months ended March 31, 2008. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2008 consist of the following:

March 31, 2008

Deferred Tax Assets

State Franchise taxes	186,193
Deferred compensation	1,962,157
Loan loss reserves	3,585,204
Net unrealized losses on securities available-for-sale	124,016
Other	398,793

Total Deferred Tax Assets	6,256,363

Deferred Tax Liabilities
Depreciation	(180,882)
Deferred loan origination costs	(452,281)
Deferred state taxes	(413,227)
Other	(0)

Total Deferred Tax Liabilities	(1,046,390)

Total Net Deferred Tax Asset	$5,209,973
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Portfolio Loans
Commercial and financial loans	$170,570	$173,704
Real estate-construction loans	103,217	106,977
Real estate-commercial	180,013	175,013
Real estate- mortgage	21,867	10,787
Real estate- other	34,925	26.818
Installment	196	226
Other loans	1,581	1,223
Less:
Net deferred loan fees	(180)	(232)
Allowance for loan losses	(5,815)	(8,233)

Total net loans	$506,374	$486,283
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net portfolio loans increased $20.1 million or 4.1% at March 31, 2008 over December 31, 2007. The balance of the portfolio remains relatively consistent with the mix at December 31, 2007, with commercial and financial loans of approximately 34%, real estate construction of approximately 20% and commercial real estate of approximately 35%. Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due and payable. The Company had outstanding balances of $16.0 and $12.4 million in impaired loans as of March 31, 2008 and December 31, 2007, respectively. Impairment is based on SFAS No. 114, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Non performing assets
Nonaccrual loans	$15,958	$12,409
90 days past due and still accruing interest	0	0

Total nonaccrual loans	15,958	12,409
Other Real Estate Owned	0	0

Total non performing assets	$15,958	$12,409
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	March 31, 2008	March 31, 2007

Allowance for Loan and Lease Losses
Beginning balance for Loan and Lease Losses	$8,233	$4,904
Provision for Loan and Lease Losses	600	6
Charge offs:
Commercial	(0)	(0)
Real Estate	(3,020)	(0)
Other	(0)	(0)

Total Charge offs	(3,020)	(0)

Recoveries:
Commercial	0	19
Real Estate	0	0
Other	2	4

Total Recoveries	2	23

Ending Balance	$5,815	$4,933
ALLL to total loans	1.14%	1.18%
Net Charge offs to average loans	0.60%	0.00%
During the first quarter 2008, as part of management’s ongoing credit practices, management has performed a thorough review of the loan portfolio, with special emphasis on construction and development projects. The recent slowdown in residential development and construction markets has led to an increase in nonperforming loans which makes it prudent to strengthen our reserve position at this time. Management has taken aggressive action by placing two real estate development related loans into nonaccrual status. In addition, an impairment review of one Sacramento development loan has resulted in a $2.9 million write-down due to a significant drop in appraised values of the underlying collateral. Reserves were previously allocated in anticipation of this impairment review. Non-performing loans and leases were 3.12% of total loans as of March 31, 2008 compared to 2.55% at December 31, 2007 and 0% one year ago. Interest reversed from income during the period due to nonaccrual loans was $84,525.
Management expects that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management.
Managing credit risk is a company-wide process. The Company has policies for all banking operations incurring risk with customers or counterparties that provide a prudent approach to credit risk management. Management uses detailed tracking and analysis to measure credit performance and exception rates and we routinely review and modify credit policies as appropriate.
Management assumes that our allowance for credit losses as a percentage of charge-offs and nonaccrual loans will change at different points in time based on credit performance, loan mix and collateral values. Any loan with past due principal or interest that is not both well-secured and in the process of collection generally is charged off (to the extent that it exceeds the fair value of any related collateral) based on loan category after a defined period of time.

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
Total available-for-sale securities decreased $31.7 million or 33.8% at March 31, 2008 compared to March 31, 2007. During the period securities were sold to reinvest into the loan portfolio at higher yields. As of March 31, 2008, the Company has pledged $1.0 million of securities for treasury, tax and loan accounts, $15.3 million for deposits of public funds, approximately $5.8 million for collateralized repurchase agreements and $35.0 million towards Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

	as of March 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$11,015	$123	$(0)	$11,138
Obligations of state and political subdivisions	18,505	36	(511)	18,030
Mortgage backed securities	30,899	219	(171)	30,947
Corporate Bonds	2,000	0	(25)	1,975

Total	$62,419	$378	$(707)	$62,090

	as of December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$15,989	$26	$(104)	$15,911
Obligations of state and political subdivisions	19,017	28	(263)	18,782
Mortgage backed securities	31,638	10	(354)	31,294
Corporate Bonds	2,000	0	(81)	1,919

Total	$68,644	$64	$(802)	$67,906

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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 50 or 100 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At March 31, 2007, the estimated annualized reduction in net interest income attributable to a 500 and 100 basis point decline in the federal funds rate was $262,294 and $431,384, respectively. At March 31, 2008, the estimated annual increase in net interest income attributable to a 100 and 200 basis point increase in the federal funds rate was $330,889 and $675,089. At December 31, 2007, the estimated annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate was $330,889 and $675,089, respectively, with a similar and opposite result attributable to a 50 and 100 basis point increase in the federal funds rate.
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

ITEM 4. CONTROLS AND PROCEDURES
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
The SEC defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and financial officers or persons performing similar functions. The control process is affected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) in the United States of America. Internal control over financial reporting includes those policies and procedures that:
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
Management evaluates the effectiveness of the Company’s internal control over financial reporting primarily through periodic testing of key controls. The Institute of Internal Auditors defines a key control as follows: “A key control is a control that, if it fails, means there is at least a reasonable likelihood that a material error in the financial statements could not be detected on a timely basis.” Management identified twenty-two major operational processes of which forty-seven key operational controls were earmarked for testing. Under the information technology umbrella, nine major processes were identified and twenty-two key information systems controls were targeted for testing. Of the total sixty-nine key controls, 40% of the key controls were tested internally.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In our assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this criteria and our assessment, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and are operating in an effective manner.
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
Item 6B. Reports on Form 8-K
Form 8-K dated 4/30/08 1st Quarter 2008 Earnings release
Form 8-K dated 4/5/08 1st Quarter cash dividend $0.08
Form 8-K dated 2/26/08 Announcement – Dave Bonucelli new director
Form 8-K dated 2/4/08 2007 Earnings release
SIGNATURES
Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK OF COMMERCE HOLDINGS
(Registrant)
Date: May 02, 2008
/s/ Linda J. Miles
Linda J. Miles
Executive Vice President &
Chief Financial Officer