Form 10-K/A
period 2007-12-31
Bank of Commerce Holdings
filed 2008-07-31
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 — Commission File Number 0-25135
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
(Exact name of Registrant as specified in its charter)

California (State or jurisdiction of incorporation or organization)	94-2823865 (I.R.S. Employer Identification Number)

1901 Churn Creek Road Redding, California (Address of principal executive offices)	96002 (Zip Code)
Registrant’s telephone number, including area code: (530) 722-3939
(None)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of the last day of the second fiscal quarter of 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was ($65,041,812) based on the closing sale price of $10.82 as reported on the NASDAQ National Market (National Association of Securities Dealers Automated Quotation System National Market System) as of June 30, 2007.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at June 30, 2008

Common Stock, No par value per share	8,711,495
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Bank of Commerce Holdings, as filed by the Company on March 14, 2008, and is being filed to enhance information required by Part II, Item 9A and Part IV, Item 15. Except as otherwise stated herein, no other information contained in the original Filing has been updated by this Amendment No. 1. All of the information in this Amendment No.1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2 and the addition of 23.2 Consent of Internal Auditors) other than as set forth herein.
This Amendment No.1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”), subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Principal Financial Officer as Exhibits 31.1 and 31.2.

Bank of Commerce Holdings Form 10-K/A

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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Sutter, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2007, approximately 65% of the Bank’s loan portfolio consisted of real estate related loans, all of which were related to collateral located in California. A change in California economic and business conditions will adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total number of	Maximum number of
			shares purchased as	shares that may yet
	(a)	(b)	part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or
Period	shares purchased	paid per share	programs	programs
September 10, 2007— September 28, 2007	170,645	$11.31	170,645	29,355
October 1, 2007	29,355	$11.60	29,355	-0-

Total	200,000	$11.35	200,000	-0-

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
In Thousands (Except Ratios and Per Share Data)

As of and for the years ended December 31,	2007	2006	2005	2004	2003
Statements of Income
Total Interest Income	$41,128	$37,610	$27,864	$20,996	$19,279
Net Interest Income	$22,012	$22,035	$20,238	$16,887	$14,694
Provision for Loan Losses	$3,291	$226	$448	$554	$515
Total Noninterest Income	$4,535	$1,928	$2,124	$2,196	$2,150
Total Noninterest Expense	$15,744	$13,333	$11,749	$10,620	$9,660
Total Revenues	$45,753	$39,539	$29,988	$23,192	$21,429
Net Income	$6,107	$6,568	$6,278	$4,978	$4,183

Balance Sheets
Total Assets	$618,327	$583,442	$511,644	$438,545	$401,158
Total Net Loans	$486,283	$408,989	$363,305	$318,801	$278,204
Allowance for Loan Losses	$8,233	$4,904	$4,316	$3,866	$3,675
Total Deposits	$473,631	$439,407	$372,116	$352,878	$327,539
Stockholders’ Equity	$46,164	$43,916	$39,138	$35,283	$30,511

Performance Ratios[1]
Return on Average Assets[2]	1.04%	1.20%	1.34%	1.22%	1.10%
Return on Average Stockholders’ Equity[3]	13.39%	15.59%	18.35%	18.18%	15.20%
Dividend Payout	46.47%	40.36%	35.74%	39.29%	42.09%
Average Equity to Average Assets	9.43%	9.49%	9.43%	7.91%	7.21%
Tier 1 Risk-Based Capital-Bank[4]	9.97%	11.42%	12.08%	10.80%	10.77%
Total Risk-Based Capital-Bank	11.22%	12.54%	13.11%	11.88%	12.02%
Net Interest Margin[5]	3.98%	4.26%	4.59%	4.45%	4.22%
Average Earning Assets to Total Average Assets	93.74%	94.20%	94.04%	92.62%	91.26%
Nonperforming Assets to Total Assets[6]	2.01%	0.00%	0.08%	0.54%	1.16%
Net Charge-offs to Average Loans	.00%	-.09%	0.00%	0.12%	0.13%
Allowance for Loan Losses to Total Loans	1.66%	1.18%	1.17%	1.20%	1.30%
Nonperforming Loans to Allowance for Loan Losses	150.72%	0.00%	9.15%	61.64%	126.34%
Efficiency Ratio[7]	59.31%	55.64%	52.54%	55.65%	59.15%

Share Data
Average Common Shares Outstanding — basic	8,858	8,760	8,600	8,283	8,033
Average Common Shares Outstanding — diluted	8,938	8,932	8,845	8,703	8,327
Book Value Per Common Share	$5.27	$4.96	$4.52	$4.27	$3.80
Basic Earnings Per Common Share	$0.69	$0.75	$0.73	$0.60	$0.52
Diluted Earnings Per Common Share	$0.68	$0.74	$0.71	$0.57	$0.50
Cash Dividends Per Common Share[8]	$0.33	$0.29	$0.26	$0.23	$0.22

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average stockholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on pages 39-40.

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

[8]	Cash dividends declared during the current fiscal year

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

	2007	2006	2005

Securities sold under agreements to repurchase with weighted average interest rates of 2.84%, 4.00% and 3.19% at December 31, 2007, 2006 and 2005, respectively	$15,513,211	$37,116,610	$22,885,658

Federal Home Loan Bank borrowings with weighted average interest rates of 4.30%, 5.64% and 4.17% at December 31, 2007, 2006 and 2005, respectively	60,000,000	40,000,000	55,000,000

Total short-term borrowings	$75,513,211	$77,116,610	$77,885,658

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$46,417,358	$37,116,610	$24,308,869
Average balance during the year	32,237,000	29,708,000	17,892,000
Weighted average interest rate during year	3.65%	3.84%	2.42%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$60,000,000	$80,000,000	$55,000,000
Average Balance during the year	46,630,462	59,059,300	34,032,738
Weighted average interest rate during year	5.20%	5.21%	3.37%

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
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Beginning Balance:	$4,904	$4,316	$3,866	$3,675	$3,529

Provision for loan losses	3,291	226	448	554	515
Charge-offs:
Commercial & Financial	(0)	(274)	(83)	(367)	(379)
Real Estate	(0)	(0)	(0)	(0)	(0)
Other	(0)	(25)	(10)	(1)	(1)

Total Charge-offs	(0)	(299)	(93)	(368)	(380)

Recoveries:
Commercial & Financial	26	655	93	2	11
Real Estate	12	0	0	0	0
Other	0	6	2	3	0

Total Recoveries	38	661	95	5	11

Net Charge-offs	38	362	2	(363)	(369)

Ending Balance	$8,233	$4,904	$4,316	$3,866	$3,675

Allowance for loan losses to total loans	1.66%	1.18%	1.17%	1.20%	1.30%

Net Charge-offs to average loans	.00%	-.09%	.00%	.12%	.13%

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
Allocation of Allowance for Loan and Lease Losses by product type:

	Dec. 31, 2007		Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		category to		category to		category to		category to		category to
(Dollars in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Balance at end of period applicable to:
Commercial and Financial	$1,722	35.11%	$2,033	30.36%	$1,900	30.76%	$2,087	32.64%	$2,315	37.01%
Commercial Real Estate	$1,512	35.37%	$1,364	41.62%	$1,375	41.11%	$1,149	41.83%	$878	36.46%
Construction and Development	$4,594	21.62%	$1,244	26.73%	$936	27.57%	$588	23.95%	$456	23.64%
Installment Loans	$44	0.05%	$28	0.23%	$28	0.53%	$23	0.21%	$20	0.16%
Other Loans	$56	0.25%	$41	0.05%	$0	0.00%	$0	0.00%	$0	0.22%
Unallocated	$305	7.60%	$194	1.01%	$77	0.03%	$19	1.37%	$6	2.51%

Total Allowance for loan and lease losses	$8,233	100.00%	$4,904	100.00%	$4,316	100.00%	$3,866	100.00%	$3,675	100.00%

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
Analysis of Changes in Net Interest Income
Years ended December 31,

(Dollars in thousands)	2007 over 2006			2006 over 2005
	Variance	Variance		Variance	Variance
	due to	due to		due to	due to
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease)
In Interest Income:
Portfolio loans	$3,559	180	$3,739	$4,674	$3,651	$8,325
Tax-exempt securities	385	57	442	415	40	455
US government securities	(531)	50	(481)	153	168	321
Mortgage backed securities	30	115	145	56	133	189
Federal funds sold	(209)	18	(191)	97	284	381
Other securities	(48)	2	(46)	75	1	76

Total Increase (Decrease)	3,186	422	3,608	5,470	4,277	9,747

(Decrease) Increase
In Interest Expense:
Interest bearing demand	298	933	1,231	(58)	624	566
Savings accounts	459	468	927	(22)	128	106
Certificates of deposit	1,223	862	2,085	1,842	2,313	4,155
Other borrowings	(1,591)	979	(612)	2,560	562	3,122

Total Increase (Decrease)	389	3,242	3,631	4,322	3,627	7,949

Net Increase (Decrease)	$2,797	$(2,820)	$(23)	$1,148	$650	$1,798

Noninterest Income
     The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005

Noninterest income:
Service charges on deposit accounts	$278	$346	$394
Payroll and benefit processing fees	383	386	357
Earnings on cash surrender- Bank owned life insurance	331	329	209
Life Insurance policy benefits	2,400	0	0
Net realized gain (loss) on sale of securities available-for-sale	46	(171)	(2)
Net gain on sale of loans	0	90	146
Merchant credit card service income, net	388	380	346
Mortgage brokerage fee income	50	71	249
Other income	659	497	425

Total Noninterest income	$4.535	$1,928	$2,124

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

(Dollars in thousands)	As of December 31,
	2007	%	2006	%	2005	%	2004	%	2003	%

Commercial & industrial	$173,704	35.11%	$125,725	30.36%	$115,401	31.36%	$105,545	32.64%	$104,509	37.01%
Real Estate-construction	106,977	21.62%	110,693	26.73%	105,094	28.56%	77,439	23.95%	66,741	23.64%
Real Estate-commercial	175,013	35.37%	159,370	38.48%	129,202	35.11%	128,317	39.69%	95,903	33.97%
Real Estate- mortgage	10,787	2.18%	4,278	1.04%	3,669	1.00%	4,423	1.37%	7,086	2.51%
Real Estate — other	26,818	5.42%	12,986	3.14%	13,790	3.75%	6,943	2.14%	7,050	2.49%
Installment	226	0.05%	202	0.05%	439	0.12%	300	0.10%	451	0.16%
Other loans	1,223	0.25%	937	0.20%	446	0.10%	353	0.11%	632	0.22%

Gross Loans	494,748	100.00%	$414,191	100.00%	$368,041	100.00%	$323,320	100.00%	$282,372	100.00%
Less:
Deferred loan fees and costs	232		298		420		653		494
Allowance for Loan losses	8,233		4,904		4,316		3,866		3,675

Net Loans	$486,283		$408,989		$363,305		$318,801		$278,203

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
Commitments and Contingent Liabilities
The Company has certain financial commitments. Future financial commitments are outlined below:
(Dollars in thousands)

		Less than			More than 5	Indeterminate
Contractual Obligations	Total	One Year	1 – 3 Years	3 – 5 Years	years	Maturity (1)
Junior Subordinated	$15,465	—	—	—	$15,465	—
Debentures FHLB Borrowings	$60,000	$25,000	$35,000	—	—	—
Operating lease obligations	$3,168	$591	$1,082	$733	$762	—
Repurchase Agreements	$15,513	$15,513	—	—	—	—
Deposits (1)	$473,631	$186,536	$27,108	$73	0	259,914

Total	$567,777	$227,640	$63,190	$806	$16,227	$259,914

(1)	Represents interest-bearing and non-interest bearing checking, money market and savings accounts.

ITEM 7-A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Stockton, California
March 14, 2008

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS

Cash and due from banks	$13,839,123	$14,661,386
Federal funds sold and securities purchased under agreements to resell	8,395,000	24,605,000

Cash and cash equivalents	22,234,123	39,266,386
Securities available-for-sale (including pledged collateral of $61,329,000 at December 31, 2007 and $71,686,000 at December 31, 2006)	67,906,386	95,601,107
Securities held-to-maturity, at cost (estimated fair value of $10,632,208 at December 31, 2007 and $10,792,938 at December 31, 2006)	10,558,765	10,810,113
Loans, net of the allowance for loan and lease losses of $8,232,970 at December 31, 2007 and $4,904,266 at December 31, 2006	486,282,571	408,989,228
Bank premises and equipment, net	10,963,975	8,595,044
Other assets	20,381,095	20,180,149

TOTAL ASSETS	$618,326,915	$583,442,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$75,717,742	$84,778,916
Demand — interest bearing	142,820,773	119,437,370
Savings accounts	41,376,296	22,748,885
Certificates of deposit	213,716,486	212,442,258

Total Deposits	473,631,297	439,407,429

Securities sold under agreements to repurchase	15,513,211	37,116,610
Federal Home Loan Bank borrowings	60,000,000	40,000,000
Other liabilities	7,553,559	7,536,738
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,465,000

Total liabilities	572,163,067	539,525,777

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, no par value; 50,000,000 shares authorized; 8,757,445 shares issued and outstanding in 2007 and 8,847,042 shares issued and outstanding in 2006	9,995,517	11,517,368

Retained earnings	36,604,902	33,336,032
Accumulated other comprehensive loss, net of tax	(436,571)	(937,150)

Total stockholders’ equity	46,163,848	43,916,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$618,326,915	$583,442,027

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
See accompanying notes to the consolidated financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common	Stock	Retained	Income (Loss),
	Income	Shares	Amount	Earnings	net of tax	Total

Balance at December 31, 2006		8,847,042	$11,517,368	$33,336,032	($937,150)	$43,916,250

Comprehensive Income:
Net Income	6,106,898			6,106,898		6,106,898

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized gains arising during the period on derivative transactions, net	49,425

Less: reclassification adjustment for gains included in net income, net of tax	(25,000)

Net holding gain on derivatives	24,425

Unrealized gains on securities	503,026

Net of reclassification adjustment for gains included in net income, net of tax	(26,872)

Other Comprehensive Income	500,579				500,579	500,579

Total Comprehensive Income	$6,607,477

Cash dividends ($0.33 per share)				(2,838,028)		(2,838,028)

Compensation expense associated with stock options			116,880			116,880
Share Repurchase		(200,000)	(2,270,242)			(2,270,242)
Stock options exercised		110,403	486,881			486,881
Tax benefit on exercise of options			144,630			144,630

Balance at December 31, 2007		8,757,445	$9,995,517	$36,604,902	($436,571)	$46,163,848

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,106,898	$6,567,709	$6,278,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,291,250	225,900	447,700
Provision for depreciation and amortization	1,035,660	732,906	564,779
Compensation expense associated with stock options	116,880	64,494	5,784
Tax benefits from the exercise of stock options	(144,630)	(654,118)	(304,098)
(Gain) Loss on sale of securities available-for-sale	(45,670)	170,524	1,537
Amortization of securities premiums and accretion of discounts, net	(3,687)	15,402	96,188
Gain on sale of derivative	(41,000)	—	—
Gain on sale of loans	—	(89,851)	(145,594)
(Gain) loss on sale of fixed assets	(48,398)	8,158	(50)
Proceeds from sale of loans	—	2,089,851	3,645,594
Loans originated for sale	—	(2,000,000)	(3,500,000)
Deferred income taxes	(1,646,563)	(408,197)	(398,727)
(Increase) in cash surrender value of bank owned life policies	(1,256,708)	(3,295,772)	(166,296)
Effect of changes in:
Other assets	(514,427)	(616,829)	(918,005)
Deferred loan fees	(65,385)	(122,449)	(232,565)
Other liabilities	367,188	(342,423)	(1,573,694)

Net cash provided by operating activities	7,151,408	3,030,151	3,800,923

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	6,313,987	10,049,495	23,560,650
Proceeds from sale of available-for-sale securities	47,072,143	10,258,020	141,270
Purchases of available-for-sale securities	(24,486,679)	(21,736,709)	(37,224,733)
Purchases of held-to-maturity securities	—	(4,418,146)	(6,540,000)
Maturities of held-to-maturity securities	248,569	549,809	50,569
Key life benefit proceeds	2,400,000	—	—
Loan originations, net of principal repayments	(80,519,208)	(45,787,518)	(44,719,709)
Purchase of Bank premises and equipment, net	(3,439,403)	(4,036,100)	(714,719)
Proceeds on sale of fixed assets	83,210	330,676	3,502

Net cash used in investing activities	(52,327,381)	(54,790,473)	(65,443,170)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	32,949,640	4,105,641	8,481,086
Net increase (decrease) in certificates of deposit	1,274,228	63,186,019	10,756,400
Net(decrease) increase in securities sold under agreements to repurchase	(21,603,399)	14,230,952	20,881,946
Proceeds from Federal Home Loan Bank advances	75,000,000	70,000,000	88,000,000
Repayments of Federal Home Loan Bank advances	(55,000,000)	(85,000,000)	(68,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	155,000	10,310,000
Cash dividends paid on common stock	(2,838,028)	(2,650,320)	(2,243,347)
Proceeds from stock options exercised	486,881	879,279	467,000
Common Stock Repurchase	(2,270,242)	(1,089,868)	0
Tax benefits from the exercise of stock options	144,630	651,118	304,098

Net cash provided by financing activities	28,143,710	64,470,821	68,957,183

Net (decrease) increase in cash and cash equivalents	(17,032,263)	12,710,499	7,314,936

Cash and cash equivalents at beginning of year	39,266,386	26,555,887	19,240,951

Cash and cash equivalents at end of year	$22,234,123	$39,266,386	$26,555,887

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Continued)

	2007	2006	2005
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,752,860	$3,507,000	$3,755,000
Interest	$19,279,879	$15,164,624	$7,467,150
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

Prior to adopting FAS 123R, the Company accounted for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, to stock-based employee compensation.

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

During 2007, the fair value of options granted was determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 29.98%, a risk-free interest rate of 3.40% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.33 per share per year, an annual dividend rate of 2.89%, an assumed forfeiture rate of zero and an expected life of seven years.

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

Activity in stock-based compensation plan

The following table presents the changes in outstanding stock options for the periods indicated:

	Number of	Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value

Options outstanding, December 31, 2005	608,316	$5.20	$3,290,989

Granted	52,000	$10.13	$56,640
Exercised	(281,146)	$3.13	$2,036,775
Forfeited	(1,425)	$10.60	—
Options outstanding, December 31, 2006	377,745	$6.93	$1,793,156

Granted	32,500	$10.98	$0
Exercised	(110,403)	$4.65	$452,652
Forfeited	(20,412)	$10.20	—
Options outstanding December 31, 2007	279,430	$8.65	$27,943

Exercisable at December 31, 2007	200,993	$6.40	$472,334

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Years Ended December 31,
	2007	2006	2005
Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,106,898	$6,567,709	6,278,370
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	19,950	18,900	5,700
Compensation associated with stock options	32,637	7,672	5,784
Effect of changes in:
Other Assets	30,000	30,000	30,000
Other Liabilities	(97,439)	134,958	20,399
Equity in undistributed net income of subsidiaries	(1,125,673)	(3,239,399)	(6,510,481)

Net cash provided by operating activities	4,966,373	3,519,840	(170,228)

Cash flows from investing activities:
Investment in subsidiary trust	0	(155,000)	(310,000)

Capital contribution to Bank	0	0	(5,000,000)
Participation loan payments	272,058	0	0
Participation loan purchased	(1,861,603)	(981,523)	(2,014,736)

Net cash used by investing activities	(1,589,545)	(1,136,523)	(7,324,736)

Cash flows from financing activities:
Equity transactions, net	(1,758,656)	(210,589)	467,000
Proceeds from unconsolidated subsidiary Grantor trust	0	0	10,310,000
Cash dividends	(2,838,029)	(2,650,320)	(1,550,715)

Net cash used by financing activities	(4,596,685)	(2,860,909)	9,226,285

(Decrease) Increase in cash and cash equivalents	(1,219,857)	(477,592)	1,731,321

Cash and cash equivalents at beginning of year	2,416,778	2,894,370	1,163,049

Cash and cash equivalents at end of year	$1,196,921	$2,416,778	$2,894,370

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
22.	UNAUDITED QUARTERLY RESULTS
UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2007	2007	2007	2007

Net interest income	$5,327	$5,461	$5,641	$5,584
Provision for loan losses	(6)	0	(115)	(3,170)
Noninterest income	498	618	526	2,893
Noninterest expense	(3,488)	(3,701)	(4,028)	(4,528)

Income before taxes	2,331	2,378	2,024	779
Provision for income tax	(844)	(778)	(693)	910

Net Income	$1,487	$1,600	$1,331	$1,689

Per common share:
Basic earnings per share	$0.17	$0.18	$0.15	$0.19
Diluted earnings per share	$0.17	$0.18	$0.15	$0.18
Dividends per share	$0.09	$0.08	$0.08	$0.08

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2006	2006	2006	2006

Net interest income	$5,413	$5,674	$5,530	$5,418
Provision for loan losses	(11)	(143)	(72)	(0)
Noninterest income	448	512	428	541
Noninterest expense	(3,238)	(3,310)	(3,299)	(3,486)

Income before taxes	2,612	2,733	2,587	2,473
Provision for income tax	(1,020)	(1,044)	(915)	(858)

Net Income	$1,592	$1,689	$1,672	$1,615

Per common share:
Basic earnings per share	$0.19	$0.19	$0.19	$0.18
Diluted earnings per share	$0.18	$0.19	$0.19	$0.18
Dividends per share	$0.08	$0.07	$0.07	$0.07

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2005	2005	2005	2005

Net interest income	$4,856	$4,861	$5,125	$5,395
Provision for loan losses	(177)	(177)	(88)	(6)
Noninterest income	542	548	515	519
Noninterest expense	(2,920)	(2,887)	(3,095)	(2,846)

Income before taxes	2,301	2,345	2,457	3,062
Provision for income tax	(925)	(874)	(897)	(1,191)

Net Income	$1,376	$1,471	$1,560	$1,871

Per common share:
Basic earnings per share	$0.16	$0.17	$0.18	$0.22
Diluted earnings per share	$0.16	$0.16	$0.18	$0.21
Dividends per share	$0.06	$0.06	$0.06	$0.08

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

Effectiveness of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.
     During the quarter ended December 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
Report of Management on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based upon those criteria.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*

3.2	Bylaws, as amended filed 05/15/2007.*

4.1	Specimen Common Stock Certificate filed 12/4/1998.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998 filed 12/4/1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*

10.3	1998 Stock Option Plan filed 12/4/1998.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.7	Directors Deferred Compensation Plan filed 12/4/1998.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended filed 12/4/1998 — Fifth Amendment filed 4/4/2001.*

10.10	Employment contracts dated April 2001 filed 9/27/2001.*

10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*

10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*

10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*

10.14	Change in Control Agreements filed on 12/21/2005*

10.15	Salary Continuation — Blais filed on 12/19/2006*

10.16	Salary Continuation — Moty filed on 12/19/2006*

10.17	Salary Continuation — Eslick filed on 12/19/2006*

10.18	Employment Agreement — Mayer filed on 12/29/06*

10.19	Employment Agreement — Miles filed on 12/29/06*

10.20	Salary Continuation — Mayer filed on 12/29/06*

10.21	Salary Continuation — Miles filed on 12/29/06*

10.22	Employment Agreement — Moty filed on 9/28/07*

10.23	Salary Continuation — Moty filed on 9/28/07*

11.1	Statement re: Computation of Earnings per Share (see page _56_).

14.0	RBC Code of Ethics filed on 2/26/2003*

16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *

21.1	Subsidiaries of the Company filed 12/4/1998. *

23.1	Consent of Moss Adams LLP

23.2	Consent of Moss Adams LLP

24.1	Power of Attorney (see page ___88___)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

Exhibit
Number	Description of Document
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.
(b)	Reports on Form 8-K:
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty Patrick J. Moty	President, Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce	March 14, 2008

/s/ Linda J. Miles Linda J. Miles	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Kenneth R. Gifford, Jr. Kenneth R. Gifford, Jr.	Chairman of the Board	March 14, 2008

/s/ Welton L. Carrel Welton L. Carrel	Director	March 14, 2008

/s/ Russell L. Duclos Russell L. Duclos	Director	March 14, 2008

/s/ John C. Fitzpatrick John C. Fitzpatrick	Director	March 14, 2008

/s/ Harry L. Grashoff, Jr. Harry L. Grashoff, Jr.	Director	March 14, 2008

/s/ David H. Scott David H. Scott	Director	March 14, 2008

/s/ Lyle L. Tullis Lyle L. Tullis	Director	March 14, 2008

/s/ Jon Halfhide Jon Halfhide	Director	March 14, 2008

/s/ Orin Bennett Orin Bennett	Director	March 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*

3.2	Bylaws, as amended filed 05/15/2007.*

4.1	Specimen Common Stock Certificate filed 12/4/1998.*

10.1	Office Building Lease by and between David and Maria Wong and Redding Bank of Commerce dated June 10, 1998 filed 12/4/1998.*

10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*

10.3	1998 Stock Option Plan filed 12/4/1998.*

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.5	Form of Nonstatutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*

10.7	Directors Deferred Compensation Plan filed 12/4/1998.*

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*

10.9	Merchant Services Agreement dated as of April 1, 1993, between Cardservice International, Inc. and Redding Bank of Commerce, as amended filed 12/4/1998 — Fifth Amendment filed 4/4/2001.*

10.10	Employment contracts dated April 2001 filed 9/27/2001.*

10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*

10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*

10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*

10.14	Change in Control Agreements filed on 12/21/2005*

10.15	Salary Continuation — Blais filed on 12/19/2006*

10.16	Salary Continuation — Moty filed on 12/19/2006*

10.17	Salary Continuation — Eslick filed on 12/19/2006*

10.18	Employment Agreement — Mayer filed on 12/29/06*

10.19	Employment Agreement — Miles filed on 12/29/06*

10.20	Salary Continuation — Mayer filed on 12/29/06*

10.21	Salary Continuation — Miles filed on 12/29/06*

10.22	Employment Agreement — Moty filed on 9/28/07*

10.23	Salary Continuation — Moty filed on 9/28/07*

11.1	Statement re: Computation of Earnings per Share (see page _56_).

14.0	RBC Code of Ethics filed on 2/26/2003*

16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *

21.1	Subsidiaries of the Company filed 12/4/1998. *

23.1	Consent of Moss Adams LLP

23.2	Consent of Moss Adams LLP

24.1	Power of Attorney (see page ___88___)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.