Form 10-Q
period 2008-06-30
Bank of Commerce Holdings
filed 2008-08-08
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25135

California (State or other jurisdiction of incorporation or organization) 1901 Churn Creek Road Redding, California	94-2823865 (I.R.S. Employer Identification No.)

96002
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (530) 722-3955
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of June 30, 2008: 8,711,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
The following condensed balance sheet and income statement as of December 31, 2007, which has been derived from audited financial statements audited by Moss Adams, LLP, independent public accountants, as indicated in their report not included herein, and the unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Dollars in thousands	June 30, 2008	Dec. 31, 2007	June 30, 2007
ASSETS

Cash and due from banks	$16,660	$13,839	$18,206
Federal funds sold and securities purchased under agreements to resell	11,585	8,395	14,115

Cash and cash equivalents	28,245	22,234	32,321
Securities available-for-sale (including pledged collateral of $68,165 at June 30, 2008, $61,329 at December 31, 2007 and $93,790 at June 30, 2007)	66,728	67,906	94,029
Securities held-to-maturity, at cost (estimated fair value of $10,285 at June 30, 2008, $10,632 at December 31, 2007 and $10,369 at June 30, 2007)	10,385	10,559	10,637
Loans, net of the allowance for loan losses of $5,017 at June 30, 2008, $8,233 at December 31, 2007 and $4,943 at June 30, 2007	507,651	486,283	437,821
Bank premises and equipment, net	11,068	10,964	10,329
Other assets	22,531	20,381	20,440

TOTAL ASSETS	$646,608	$618,327	$605,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$68,625	$75,718	$69,842
Demand — interest bearing	128,994	142,821	114,530
Savings accounts	52,453	41,376	45,082
Certificates of deposit	218,303	213,716	211,794

Total deposits	468,375	473,631	441,248

Securities sold under agreements to repurchase	14,343	15,513	46,655
Federal Home Loan Bank borrowings	95,000	60,000	50,000
Other liabilities	7,396	7,554	7,114
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	600,579	572,163	560,482
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2008 and 2007	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at June 30, 2008, 8,757,445 at December 31, 2007 and 8,908,880 at June 30, 2007	9,590	9,996	11,966
Retained earnings	37,344	36,605	34,997
Accumulated other comprehensive loss, net of tax	(905)	(437)	(1,868)

Total stockholders’ equity	46,029	46,164	45,095

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,608	$618,327	$605,577

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and six months ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
Amounts in thousands, except for per share data	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest income:
Interest and fees on loans	$8,171	$8,965	$17,302	$17,429
Interest on tax exempt securities	302	334	576	612
Interest on U.S. government securities	533	816	1,014	1,648
Interest on federal funds sold and securities purchased under agreements to resell	90	190	148	390
Interest on other securities	23	9	45	45

Total interest income	9,119	10,314	19,085	20,124

Interest expense:
Interest on demand deposits	498	587	1,248	1,144
Interest on savings deposits	360	355	650	526
Interest on time deposits	2,238	2,627	4,614	5,232
Securities sold under agreements to repurchase	35	381	119	723
Interest on FHLB and other borrowing expense	781	632	1,512	1,171
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	161	271	476	540

Total interest expense	4,073	4,853	8,619	9,336

Net interest income	5,046	5,461	10,466	10,788
Provision for loan and lease losses	1,000	0	1,600	6

Net interest income after provision for loan losses	4,046	5,461	8,866	10,782

Noninterest income:
Service charges on deposit accounts	50	76	112	145
Payroll and benefit processing fees	99	89	228	197
Earnings on cash surrender value -
Bank owned life insurance	85	99	168	194
Net gain on sale of securities available-for-sale	194	0	436	46
Net loss on sale of derivative swap transaction	0	0	(225)	0
Merchant credit card service income, net	97	96	180	188
Mortgage brokerage fee income	5	29	15	35
Other income	187	229	368	311

Total non-interest income	717	618	1,282	1,116

Noninterest expense:
Salaries and related benefits	1,892	1,959	3,841	4,056
Occupancy and equipment expense	640	543	1,284	1,001
FDIC insurance premium	113	13	171	26
Data processing fees	65	90	143	145
Professional service fees	133	252	251	447
Payroll and benefit fees	27	25	60	56
Deferred compensation expense	113	101	224	198
Stationery and supplies	80	46	142	107
Postage	38	34	72	67
Directors’ expense	94	76	142	121
Other expenses	418	562	847	965

Total non-interest expense	3,613	3,701	7,177	7,189

Income before provision for income taxes	1,150	2,378	2,971	4,709
Provision for income taxes	244	778	835	1,622

Net Income	$906	$1,600	$2,136	$3,087

Basic earnings per share	$0.10	$0.18	$0.25	$0.35
Weighted average shares — basic	8,748	8,908	8,714	8,887
Diluted earnings per share	$0.10	$0.18	$0.24	$0.34
Weighted average shares — diluted	8,751	9,063	8,732	8,985
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2008

					Accumulated
					Other
					Comprehensive
	Comprehensive	Common		Retained	Income (Loss),
	Income	Shares	Stock Amount	Earnings	net of tax	Total
Balance at December 31, 2007		8,757	$9,996	$36,605	($437)	$46,164

Comprehensive Income:
Net Income	1.229			1,229		1,229

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized losses arising during the period on derivative transactions, net	(423)

Less: reclassification adjustment for losses included in net income, net of tax	132

Net holding loss on derivatives	(291)

Unrealized gains on securities	569

Net of reclassification adjustment for gains included in net income, net of tax	(142)

Other Comprehensive Income	136				136	136

Total Comprehensive Income	$1,365

Cash dividends ($0.08 per share)				(699)		(699)

Compensation expense associated with stock options			29			29
Share Repurchase		(59)	(504)			(504)
Stock options exercised		9	29			29
Balance at March 31, 2008		8,707	$9,550	$37,135	($301)	$46,384

Comprehensive Income:
Net Income	906			906		906

Other Comprehensive Income:
Other Comprehensive Income, net of tax
Unrealized gains on securities	(538)

Net of reclassification adjustment for gains included in net income, net of tax	(66)

Other Comprehensive Income	(604)				(604)	(604)

Total Comprehensive Income	$302

Cash dividends ($0.08 per share)				(697)		(697)

Compensation expense associated with stock options			28			28
Stock options exercised		4	12			12

Balance at June 30, 2008		8,711	$9,590	$37,344	($905)	$46,029

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2008 and 2007

Dollars in thousands	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net Income	$2,136	$3,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,600	6
Provision for depreciation and amortization	598	469
Compensation expense associated with stock options	57	36
Tax benefits from the exercise of stock options	0	(118)
Gain on sale of securities available for sale	(436)	(46)
Loss on sale of derivative	225	0
Amortization of investment premiums and accretion of discounts, net	18	(5)
Gain on sale of fixed assets	(5)	(16)
Deferred income taxes	(707)	(955)
Changes in operating assets and liabilities:
Increase in Cash Surrender Value	(141)	(176)
Increase in Other Assets	(860)	1,333
Changes in Deferred Compensation	219	207
Decrease in Deferred loan fees	(31)	(47)
Decrease in Other liabilities	(378)	(331)

Net cash provided by operating activities	2,295	3,444

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,071	3,121
Proceeds from sales of available-for-sale securities	26,444	20,569
Proceeds from maturities of held-to-maturity securities	172	171
Purchases of available-for-sale securities	(30,052)	(23,495)
Loan originations, net of principal repayments	(22,938)	(28,790)
Purchases of premises and equipment	(697)	(2,239)

Net cash used by investing activities	(23,000)	(30,663)

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,255)	1,840
Net (decrease) increase in securities sold under agreement to repurchase	(1,170)	9,538
Proceeds from Federal Home Loan Bank advances	65,000	10,000
Repayments of Federal Home Loan Bank advances	(30,000)	(0)
Cash dividends paid on common stock	(1,396)	(1,517)
Proceeds from stock options exercised	41	295
Common Stock Repurchased	(504)	0
Excess tax benefits from the exercise of stock options	0	118

Net cash provided by financing activities	26,716	20,274

Net increase (decrease) in cash and cash equivalents	6,011	(6,945)

Cash and cash equivalents, beginning of period	22,234	39,266

Cash and cash equivalents, end of period	$28,245	$32,321

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$1,618
Interest	8,970	8,836
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued) (Unaudited)
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and six months ended June 30, 2008 and 2007.
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Basic EPS Calculation:

Numerator (net income)	$906	$1,600	$2,136	$3,087

Denominator (average common shares outstanding)	8,748	8,908	8,714	8,887

Basic earnings per Share	$0.10	$0.18	$0.25	$0.35

Diluted EPS Calculation:
Numerator (net income)	$906	$1,600	$2,136	$3,087
Denominator:
Average common shares outstanding	8,748	8,908	8,714	8,887
Dilutive effect of Stock Options	3	155	18	98

Adjusted average common shares outstanding — diluted	8,751	9,063	8,732	8,985

Diluted earnings per Share	$0.10	$0.18	$0.24	$0.34
Stock options totaling 209,485 were outstanding at June 30, 2008 at an average exercise price of $6.31. 146,167 of these options were not included in the above EPS calculation as they were anti-dilutive.
4. Stock Option Plans
For the first six months of 2008, stock option compensation expense charged against income was $56,799 compared to $35,751 at June 30, 2007. At June 30, 2008, there was $275,197 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of 3.3 years. No options were granted during the first six months of 2008.
During the six months ended June 30, 2008 and 2007 the Company realized income tax benefits of $0 and $117,925 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.
During the six months ended June 30, 2008 and 2007 the Company received cash of $41,506 and $294,506 respectively, upon exercise of stock-based compensation arrangements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income as reported	$906	$1,600	$2,136	$3,087
Other comprehensive income:
Holding gain (loss) arising during period on AFS securities, net of tax	(538)	(1,076)	(159)	(931)
Reclassification adjustment on AFS securities, net of tax	(66)	0	(310)	(27)
Holding gain (loss) arising during period on derivative transactions, net of tax	0	(105)	0	51
Reclassification adjustment on derivative transactions, net of tax	0	(24)	3	(24)
Total comprehensive income	$302	$395	$1,667	$2,156

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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2008 was 6.01%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
7. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2008 are below:
(Dollars in thousands)

2008	$282
2009	$558
2010	$524
2011	$454
2012	$279
Thereafter	$761

Total	$2,858

Minimum rental due in the future
Under non-cancelable subleases	$24

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $95,000,000 as of June 30, 2008 and $50,000,000 as of June 30, 2007. The FHLB advances bear fixed and floating interest rates ranging from 2.82% to 3.97%. Interest is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

Amount	Interest Rate	Maturity

$15,000,000	2.87%	01/26/2009
$15,000,000	2.89%	01/22/2009
$35,000,000	3.97%	11/23/2009
$15,000,000	2.82%	01/22/2010
$15,000,000	3.41%	04/29/2011

$95,000,000
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $4,755,800 and to pledge $71,682,101 of its real estate mortgage loans to the FHLB as collateral as of June 30, 2008. At June 30, 2008, the Bank had available borrowing lines at the FHLB of $15,018,689 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.
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
The Company’s commitments to extend credit are illustrated below:

	June 30, 2008	June 30, 2007

Unfunded loan commitments	$150,784,540	$170,281,351
Standby letters of credit	6,074,834	8,334,120
Guaranteed commitments outstanding	1,357,724	1,375,999

	$158,217,098	$179,991,470

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
6. Fair Value Measurement
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars in thousands)

		Fair Value Measurements
		at June 30, 2008, Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$66,728	$—	$66,728

To Total assets measured at fair value	$66,728	$—	$66,728	$—

Derivative Liabilities	$119		119

Total liabilities measured at fair value	$119	$—	$119	$—

The following methods were used to estimate the fair value of each class of financial instrument above:
Securities available-for-sale - Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.
Derivatives -Derivatives are valued using internal models, most of which are primarily based on market observable input including interest rate curves and both forward Derivatives are reported at fair value utilizing Level 2 inputs, and are provided to the Company by an independent pricing source. The fair market value of the derivative is based on the present value of the expected cash flows over the life of the instrument.
Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The fair values disclosed were estimated using the closing mid-market market/price environment as of June 30, 2008. These values do not take into account liquidity, hedging cost, bid/offer, credit or other considerations that are specific to each counterparty and transaction, and that vary over time.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars in thousands)

June 30, 2008	Total	Level 1	Level 2	Level 3

Impaired Loans	$18,870	$—	$—	$18,870

Total assets at fair value	$18,870	$—	$—	$18,870

Total liabilities at fair value	$—	$—	$—	$—
Impaired loans — When available, we use observable market data, including pricing on recent closed market transactions, to value loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.
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
The Company had outstanding balances of $18.9 and $12.4 million in impaired loans as of June 30, 2008 and December 31, 2007, respectively. Impairment allowances totaled $415,425 and $3.2 million at June 30, 2008 and December 31, 2007, respectively.
The fair value measurements recorded during the period
The Company recognized a $4.8 million write-down related to non-recurring fair value measurements of impaired loans during the six months of 2008. Interest reversed from income during this six month period due to impaired loans was $148,534.

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk factors that may affect results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2007 to June 30, 2008. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2008, compared to the same period in 2007. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At June 30, 2008, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations.
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $5.0 million, or 0.98% of total loans at June 30, 2008.
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
At June 30, 2008, time certificates of deposit in excess of $100,000 represented approximately 28% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.

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
Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Regulation and Supervision of Bank Holding Companies” in the Company’s 2007 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Shares Eligible for Future Sale
As of June 30, 2008, the Company had 8,711,495 shares of Common Stock outstanding, of which 6,012,623 shares are eligible for sale in the public market without restriction and 2,819,975 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 209,485 shares of the issued and outstanding shares of common stock at exercise prices ranging from $5.42 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	June 30, 2008	June 30, 2007

Profitability Ratios
Net Interest Income to Average Assets	3.22%	3.76%
Net Income to Average Equity	9.05%	13.69%

Efficiency Ratio[2]	61.09%	60.39%

Capital Ratios
Leverage Ratio	8.81%	9.74%
Risk Based Capital	$62,725,450	$62,286,773
Tier 1 Capital	9.75%	10.79%
Total Capital	10.67%	11.80%

Per Common Share Data
Dividend Payout Ratio	65.40%	38.75%
Book Value	$5.28	$5.06
Market Price	$6.96	$10.82
High	$11.64	$11.63
Low	$6.00	$10.82

Financial Highlights — Results of Operations
Net income for the second quarter of 2008 totaled $906,000, a decrease of 43.3% from the $1,600,000 reported for the same quarterly period of 2007. On the same basis, diluted earnings per common share for the second quarter of 2008 were $0.10, compared to $0.18 for the same period of 2007, a decrease of 44.0%. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2008 were 0.56% and 7.71%, respectively, compared with 1.10% and 14.00%, respectively, for the second quarter of 2007.
Net income for the six-month period ended June 30, 2008 totaled $2,136,000, a decrease of 30.8% over net income of $3,087,000 reported for the same six-month period ended June 30, 2007. On the same basis, diluted earnings per common share for the six-months ended June 30, 2008 was $0.24, compared to $0.34 for the same six-month period in 2007, a 26.0% decrease. ROA was 0.66% and ROE was 9.05% for the first six-months of 2008 compared with 1.07% and 13.69%, respectively, for the same six-month period of 2007.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2008 was $5.05 million compared with $5.46 million for the same period in 2007, a decrease of 7.6%. Net interest income for the six-months ended June 30, 2008 was $10.47 million compared with $10.79 million for the same six-month period in 2007, a decrease of 3.0%.
Average earning assets for the six-months ended June 30, 2008 increased $76.0 million or 14.2% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $100.8 million or 24.2% on average compared with the prior year period. Average securities including federal funds sold decreased $23.4 million or 19.7% over the prior period. Investments were sold to fund loan growth. The yield on earning assets decreased to 6.23% for the six-month period ended June 30, 2008 compared to 7.50% for the same period in the prior year.

[2]	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The decrease is primarily due to multiple interest rate drops during the period.
Average interest-bearing deposits for the six-months ended June 30, 2008 increased $74.9 million or 16.4% compared with the prior year period. Average non-interest bearing deposits have decreased by $5.7 million or 7.9% over the prior year six-month period. Average borrowings have increased by $48.6 million or 112.4% when compared with the prior year period; the increase is directly related to the substantial loan growth and increase in FHLB borrowings to support such growth.
The overall cost of interest-bearing liabilities for the first six-months 2008 was 3.25% compared with 4.10% for the first six-months of 2007. The decreased cost was primarily a result of the drop in interest rates during the period coupled with refinancing of FHLB borrowings at lower interest rates. The net effect of the changes discussed above resulted in a decrease of $322,000 or 3.0% in net interest income for the six-month period ended June 30, 2008 from the same period in 2007. The net interest margin decreased 60 basis points to 3.42% from 4.02% over the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2008, the Company had overnight investments of $11.6 million and available lines of credit at the Federal Home Loan bank of approximately $15.0 million, and two federal funds borrowing line with correspondent banks of $25.0 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At June 30, 2008, the Company and Bank were “well capitalized” under applicable regulatory capital adequacy guidelines.

			Well	Minimum
		Actual	Capitalized	Capital
June 30, 2008	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$56,934,000	8.68%	n/a	4.0%
Tier 1 Risk-Based	56,934,000	9.68%	n/a	4.0%
Total Risk-Based	62,333,922	10.60%	n/a	8.0%

Redding Bank of Commerce
Leverage	$57,325,528	8.81%	5.0%	4.0%
Tier 1 Risk-Based	57,325,528	9.75%	6.0%	4.0%
Total Risk-Based	62,725,450	10.67%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2008, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At June 30, 2008, the Bank had $95 million in FHLB term advances outstanding at an average rate of 3.50% compared to $50 million at an average rate of 5.42% at June 30, 2007.
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
Provision for loan and lease losses of $1,600,000 were provided for the six-months ended June 30, 2008 compared with $6,000 for the same period of 2007. The Company’s allowance for loan and lease losses was 0.98% of total loans at June 30, 2008 and 1.12% at June 30, 2007, while its ratio of non-performing assets to total assets was 2.88% at June 30, 2008, compared to 2.01% at December 31, 2007 and 0.00% at June 30, 2007. Provisions have increased due to weakening economic conditions, the continued downturn in housing and higher loan charge-offs during the period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis and/or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.
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
The amount of the reduction for the fiscal years 2005 through 2007 is disclosed in Note 13 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K, based upon the assumptions listed therein. Accounting principles generally accepted in the United States of America (GAAP), itself may change over time, having impact over the reporting of the Company’s financial activity. Although the economic substance of the Company’s transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.
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
Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

		Six Months Ended		Six Months Ended
		June 30, 2008		June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$516,938	$17,302	6.69%	$416,141	$17,429	8.38%
Tax-exempt Securities	30,402	576	3.79%	30,548	612	4.01%
US Government Securities	45,561	1,014	4.45%	72,937	1,648	4.52%
Federal Funds Sold	17,561	148	1.69%	14,823	390	5.26%
Other Securities	2,000	45	4.50%	2,000	45	4.50%

Average Earning Assets	$612,462	$19,085	6.23%	$536,449	$20,124	7.50%

Cash & Due From Banks	$13,252			$13,473
Bank Premises	11,264			9,742
Allowance for Loan and Lease Losses	(5,946)			(4,890)
Other Assets	17,745			19,690

Average Total Assets	$648,777			$574,464

Interest Bearing Liabilities
Demand Interest Bearing	$132,543	$1,248	1.88%	$110,668	$1,144	2.07%
Savings Deposits	48,987	650	2.65%	35,957	526	2.93%
Certificates of Deposit	229,245	4,614	4.03%	213,721	5,232	4.90%
Repurchase Agreements	12,925	119	1.84%	37,064	723	3.90%
FHLB Borrowings	91,869	1,512	3.29%	43,260	1,171	5.41%
Trust Preferred Borrowings	15,000	476	6.35%	15,000	540	7.20%

Average Interest Bearing Liabilities	530,569	$8,619	3.25%	455,670	$9,336	4.10%

Non interest Demand	66,606			72,321
Other Liabilities	4,391			1,370
Shareholder Equity	47,211			45,103

Average Liabilities and Stockholders Equity	$648,777			$574,464

Net Interest Income and Net Interest Margin		$10,466	3.42%		$10,788	4.02%

Interest income on loans includes fee income of approximately $10,610 and $135,554 for the period ended June 30, 2008 and 2007, respectively.

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
Table 2. Analysis of Changes in Net Interest Income and Interest Expense
(Unaudited)

	June 30, 2008	over	June 30, 2007
	Volume	Rate	Total
(Dollars in thousands)
Increase(Decrease) In Interest Income
Portfolio Loans	$3,374	$(3,501)	$(127)
Tax-exempt Securities	(3)	(33)	(36)
US Government Securities	(609)	(25)	(634)
Federal Funds Sold	23	(265)	(242)
Other Securities	0	0	0

Total Increase	$2,785	$(3,824)	$(1,039)

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$206	$(102)	$104
Savings Deposits	173	(49)	124
Certificates of Deposit	312	(930)	(618)
Repurchase Agreements	(222)	(382)	(604)
FHLB Borrowings	800	(459)	341
Trust Preferred Borrowings	0	(64)	(64)

Total Increase	$1,269	$(1,986)	$(717)

Net Increase	$1,516	$(1,838)	$(322)

Average earning assets for the six-months ended June 30, 2008 increased $76.0 million or 14.2% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $100.8 million or 24.2% on average compared with the prior year period. Average securities including federal funds sold decreased $24.8 million or 21.0% over the prior period. Investments were sold to fund loan growth. The yield on earning assets decreased to 6.23% for the six-month period ended June 30, 2008 compared to 7.50% for the same period in the prior year.
The decrease is primarily due to multiple interest rate drops during the period.
Average interest-bearing liabilities for the six-months ended June 30, 2008 increased $74.9 million or 16.4% compared with the prior year period. Average non-interest bearing deposits have decreased by $5.7 million or 7.9% over the prior year six-month period. Average borrowings have increased by $48.6 million or 112.4% when compared with the prior year period; the increase is directly related to the substantial loan growth and increase in FHLB borrowings to support such growth.
The overall cost of interest-bearing liabilities for the first six-months 2008 was 3.25% compared with 4.10% for the first six-months of 2007. The decreased cost was primarily a result of the drop in interest rates during the period coupled with refinancing of FHLB borrowings at lower interest rates. The net effect of the changes discussed above resulted in a decrease of $322,000 or 3.0% in net interest income for the six-month period ended June 30, 2008 from the same period in 2007. The net interest margin decreased 60 basis points to 3.42% from 4.02% over the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest Income
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Noninterest income

Service charges on deposit accounts	$50	$76	$112	$145
Payroll and benefit processing fees	99	89	228	197
Earnings on cash surrender value -
Bank owned insurance	85	99	168	194
Net gain on sale of securities available-for-sale	194	0	436	46
Net loss on sale of derivative swap transaction	0	0	(225)	0
Merchant credit card service income, net	97	96	180	188
Mortgage brokerage fee income	5	29	15	35
Other Income	187	229	368	311

Total Noninterest income	$717	$618	$1,282	$1,116

Noninterest income increased $99,000 or 16.0% for the quarter ended June 30, 2008 over June 30, 2007. The increase is primarily related to gains on available-for-sale investment securities that were sold during the period to fund loan growth.
Noninterest income increased $166,000 or 14.9% for the six-months ended June 30, 2008 over June 30, 2007. The increase for the six-month period is related to the aforementioned gains less a loss on the sale of a SWAP during the period.
Noninterest Expense

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Noninterest Expense
Salaries and related benefits	$1,892	$1,959	$3,841	$4,056
Occupancy and equipment expense	640	543	1,284	1,001
FDIC insurance premium	113	13	171	26
Data processing fees	65	90	143	145
Professional service fees	133	252	251	447
Payroll and Benefit fees	27	25	60	56
Deferred compensation expense	113	101	224	198
Stationery and Supplies	80	46	142	107
Postage	38	34	72	67
Directors’ expense	94	76	142	121
Other expenses	418	562	847	965

Total Noninterest expense	$3,613	$3,701	$7,177	$7,189

Noninterest expense for the quarter ended June 30, 2008 was $3.6 million, a decrease of $88,000 or 2.4% over the same period a year ago. The decrease is primarily related to lower professional fees in relation to new branding marketing campaigns in 2007 and tightened control over other expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-interest expense for the six-months ended June 30, 2008 was $7.2 million compared to $7.2 million in the same period a year ago, an modest decrease of $12,000 or 0.17% over the same six-month period a year ago.
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
During 2007, the Company has participated in a California Affordable Housing project which affords federal and state tax credits.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Income Taxes	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Tax provision	$244	$778	$835	$1,622
Effective tax rate	21.20%	32.72%	28.11%	34.44%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has a deferred tax asset of $4.0 million for the six months ended June 30, 2008. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008 consist of the following:

	June 30, 2008	June 30, 2007
Deferred Tax Assets

State Franchise taxes	(87,095)	133,741
Deferred compensation	2,078,634	1,833,076
Loan loss reserves	2,284,938	2,005,505
Other Comprehensive Income	633,449	1,312,265
Other	(37,979)	383,764

Total Deferred Tax Assets	4,871,947	5,668,351

Deferred Tax Liabilities
Depreciation	(132,760)	(90,171)
Deferred loan origination costs	(466,348)	(491,421)
Deferred state taxes	(316,661)	(265,455)
Other	0	(158,240)

Total Deferred Tax Liabilities	(915,769)	(1,005,287)

Total Net Deferred Tax Asset	$3,956,178	$4,663,064

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
The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned as economic conditions in California continue to deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations. The recent slowdown in residential development and construction markets has led to an increase in nonperforming loans which has made it prudent to strengthen our reserve position at this time. Management has taken cautious steps to ensure the proper funding of loan reserves. Credit quality, expense control and the bottom line remain top focus. The most significant factors impacting the financial sector originated in the U.S. residential real estate markets. A number of larger institutions have announced significant losses. These losses stemmed from securities collateralized with sub-prime mortgages and other troubled assets. It is important to note that Redding Bank of Commerce does not originate or hold sub-prime loans, nor do we hold collateralized debt obligations or asset backed securities backed by sub-prime loans in our securities portfolio. However, as a lending institution, we are not immune to the residential real estate slowdown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

	June 30, 2008	December 31, 2007

Portfolio Loans
Commercial and financial loans	$176,680	$173,704
Real estate-construction loans	88,037	106,977
Real estate-commercial	189,762	175,013
Real estate-mortgage	20,443	10,787
Real estate-other	35,367	26.818
Installment	128	226
Other loans	2,453	1,223
Less:
Net deferred loan fees	(202)	(232)
Allowance for loan losses	(5,017)	(8,233)

Total net loans	$507,651	$486,283

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
The portfolio mix reflects increases in production in commercial and financial loans, commercial real estate, other real estate, and the all other category. Construction and development loans have declined significantly, representing 17.3% of the portfolio compared to 22.0% at December 31, 2007.
Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $18.9 and $12.4 in impaired loans that had impairment allowances of $400,000 and $242,285 as of June 30, 2008 and December 31, 2007, respectively.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Non performing assets
Nonaccrual loans	$18,870	$12,409
90 days past due and still accruing interest	0	0

Total nonaccrual loans	18,870	12,409
Other Real Estate Owned	0	0

Total non performing assets	$18,870	$12,409

The Company’s OREO remained at $0 through the second quarter of 2008 and 2007. Management has taken aggressive action by placing two real estate development related loans into nonaccrual status. In addition, an impairment review of one Sacramento development loan has resulted in a $3.0 million write-down during the first quarter 2008. Reserves were previously allocated in anticipation of this impairment review. Additional aggressive actions include write-downs of $1.8 million during the second quarter 2008.
Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. Future additions to the Company’s allowance for loan and lease losses may also be required in order to reflect changes in the markets for real estate in which the Company’s real estate related portfolios are located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the second quarter of 2008. No adjustments were made to management’s estimates for the allowance for loan and lease losses during the examination.
Non-performing loans were 3.67% of total loans as of June 30, 2008 compared to 2.55% at December 31, 2007 and 0% one year ago.

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
Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. Future additions to the Company’s allowance for loan and lease losses may also be required in order to reflect changes in the markets for real estate in which the Company’s real estate related portfolios are located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.
Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the second quarter of 2008. No adjustments were made to management’s estimates for the allowance for loan and lease losses during the examination.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
 The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Allowance for Loan Losses
Beginning balance for Loan Losses	$5,815	$4,933	$8,233	$4,904
Provision for Loan Losses	1,000	0	1,600	6
Charge offs:
Commercial	(733)	(0)	(733)	(0)
Real Estate	(1,067)	(0)	(4,087)	(0)
Other	(0)	(0)	(0)	(0)

Total Charge offs	(1,800)	(0)	(4,820)	(0)

Recoveries:
Commercial	0	9	0	30
Real Estate	0	0	0	0
Other	2	1	4	3

Total Recoveries	2	10	4	33

Ending Balance	$5,017	$4,943	$5,017	$4,943
ALLL to total loans	0.98%	1.11%	0.98%	1.12%
Net Charge offs to average loans	0.35%	0.00%	0.93%	0.00%

The allowance for loan and lease losses, including unfunded commitments, totaled $5.0 million at June 30, 2008 compared to $8.2 million at December 31, 2008 and $4.9 million at June 30, 2007. The Company’s allowance for loan losses was 0.98% of total loans at June 30, 2008 and 1.12% at June 30, 2007. Provisions for loan losses for the quarter ended June 2008 were $1,000,000 compared to $6,000 for the same quarter in 2007. Provision for loan and lease losses of $1,600,000 were provided for the six-months ended June 30, 2008 compared with $6,000 for the same six-month period of 2007.
The Company continues to be aggressive in identifying non-performing assets. Since the beginning of the fourth quarter 2007, the Company has provided $4.6 million in provisions for loan and lease losses. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans.
Impairment reviews have resulted in write-downs of $1.8 million during the second quarter 2008, and $4.8 million during the first six months of 2008. These write-downs are largely related with two non-performing residential tract sub-divisions which have been in non accrual status since year end 2007.
The Company’s ratio of non-performing assets to total assets was 2.88% at June 30, 2008, compared to 2.01% at December 31, 2007 and 0.00% at June 30, 2007. During the first week in July, one non-performing loan in the amount of $3.4 million was resolved.
The Company’s OREO remained at $0 through the first half of 2008 and 2007. The capital ratios of Redding Bank of Commerce continue to be above the well-capitalized guidelines established by bank regulatory agencies.

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
Total available-for-sale securities decreased $1,178,000 or 1.7% at June 30, 2008 compared to December 31, 2007. As of June 30, 2008, the Company has pledged a total of $63.4 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

(Dollars in thousands)	as of June 30, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$13,012	$0	$(226)	$12,786
Obligations of state and political subdivisions	22,193	38	(476)	21,755
Mortgage backed securities	30,961	10	(775)	30,196
Other securities	2,000	0	(9)	1,991

Total	$68,166	$48	$(1,486)	$66,728

(Dollars in thousands)	as of December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

U.S. government & agencies	$15,989	$26	$(104)	$15,911
Obligations of state and political subdivisions	19,017	28	(263)	18,782
Mortgage backed securities	31,638	10	(354)	31,294
Corporate Bonds	2,000	0	(81)	1,919

Total	$68,644	$64	$(802)	$67,906

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the current fair value and associated unrealized losses on available-for-sale and held-to-maturity investments with unrealized losses at June 30, 2008. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and Obligations of U. S. Agencies	$12,785,725	($225,950)	$0	$0	$12,785,725	($225,950)
Obligations of state and political subdivisions	$21,230,777	($518,464)	$909,805	($96,023)	$22,140,582	($614,487)
Mortgage-backed securities	$22,111,834	($474,047)	$7,435,534	($331,422)	$29,547,368	($805,469)

Corporate Bonds	$0	$0	$1,991,577	($8,470)	$1,991,577	($8,470)
Total temporarily impaired securities	$56,128,336	($1,218,461)	$10,336,916	($435,915)	$66,465,252	($1,654,376)
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Quarterly Income Statement June 30, 2008, March 31, 2008, December 31, 2007 and September 2007

	June 30,	March 31,	December 31,	September 30,
Dollars in thousands, except for per share data	2008	2008	2007	2007

Interest income:
Interest and fees on loans	$8,171	$9,131	$9,355	$9,350
Interest on tax-exempt securities	302	274	293	324
Interest on U.S. government securities	533	481	639	798
Interest on federal funds sold and securities purchased under agreements to resell	90	58	101	190
Interest on other securities	23	22	23	22

Total interest income	9,119	9,966	10,411	10,684

Interest expense:
Interest on demand deposits	498	750	800	791
Interest on savings deposits	360	290	331	359
Interest on certificates of deposit	2,238	2,376	2,637	2,702
Securities sold under repurchase agreements	35	84	165	289
Interest on FHLB and other borrowings	781	731	623	628
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	161	315	271	274

Total interest expense	4,073	4,546	4,827	5,043

Net interest income	5,046	5,420	5,584	5,641
Provision for loan and lease losses	1,000	600	3,170	115

Net interest income after provision for loan and lease losses	4,046	4,820	2,414	5,526

Noninterest income:
Service charges on deposit accounts	50	62	63	70
Payroll and benefit processing fees	99	129	212	90
Earnings on cash surrender value -
Bank owned life insurance	85	83	96	100
Life insurance policy benefits	0	0	2,437	0
Net gain on sale of securities available-for-sale	194	242	0	0
Net loss on sale of derivative swap transaction	0	(225)	0	0
Merchant credit card service income, net	97	83	91	109
Mortgage brokerage fee income	5	10	0	21
Other income	187	181	(6)	136

Total noninterest income	717	565	2,893	526

Noninterest expense:
Salaries and related benefits	1,892	1,949	2,208	2,402
Occupancy and equipment expense	640	644	737	635
FDIC insurance premium	113	58	12	13
Data processing fees	65	78	169	82
Professional service fees	133	118	365	216
Payroll processing fees	27	33	27	25
Deferred compensation expense	113	111	108	105
Stationery and supplies	80	62	116	34
Postage	38	34	32	39
Directors’ expense	94	48	105	86
Other expenses	418	430	649	391

Total noninterest expense	3,613	3,565	4,528	4,028

Income before provision for income taxes	1,150	1,820	779	2,024
Provision for income taxes	244	591	(910)	693

Net income	$906	$1,229	$1,689	$1,331

Basic earnings per share	$0.10	$0.14	$0.19	$0.15
Weighted average shares — basic	8,748	8,719	8,755	8,904
Diluted earnings per share	$0.10	$0.14	$0.19	$0.15
Weighted average shares — diluted	8,751	8,748	8,802	8,929
Cash dividends per share	$0.08	$0.08	$0.08	$0.08

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Management’s most recent calculation estimated an annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate at $222,812 and $300,207, respectively. At December 31, 2007, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $330,889 and $675,089, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
The Company may use derivatives as part of our interest rate risk management, including interest rate swaps, caps and floors. At inception, the relationship between hedging instruments and hedged items is formally documented with our risk management objective, strategy and our evaluation of effectiveness of the hedge transactions. This includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific transactions. Periodically, as required, we formally assess whether the derivative we designated in the hedging relationship is expected to be and has been highly effective in offsetting changes in fair values or cash flows of the hedged item. The Company’s use of derivatives is monitored by the Directors ALCO committee.

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report and believe that the system is operating effectively to ensure appropriate disclosure.
During the quarter ended June 30, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
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
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
The Annual Shareholder meeting of the Registrant was held on May 20, 2008.
7,483,441 shares or 86% of the outstanding voting stock was available for quorum.
Proposal #1 = 7,336,189 or 98% of the votes cast voted FOR the election of eleven directors named in the proxy statement for terms expiring on the date of the annual meeting in 2008.
Proposal #2 = 7,383,383 or 99% of the votes cast voted FOR the ratification of the appointment of Moss Adams, LLP as the Company’s independent auditors.
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: August 08, 2008	/s/ Linda J. Miles
Linda J. Miles
Executive Vice President & Chief Financial Officer