Form 10-K/A
period 2007-12-31
Bank of Commerce Holdings
filed 2008-09-24
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 -
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at September 23, 2008

Common Stock, No par value per share	8,711,495
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On September 23, 2008, Management received a telephone call from the Securities and Exchange Commission in regards to Part II, Item 9A. “Controls and Procedures” Specifically, in our Company 10-K dated December 31, 2007, Management failed to report the conclusion that our Company’s disclosure controls and procedures were effective, through inappropriate wording in the disclosure. Due to the fact that the conclusion was missing in the original filing, which makes the disclosure itself not materially compliant, Management cannot conclude that the Company’s disclosure controls and procedures are effective at December 31, 2007.
This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K of Bank of Commerce Holdings, as filed by the Company on March 14, 2008, and is being filed to enhance information required by Part II, Item 9A. Except as otherwise stated herein, no other information contained in the original Filing has been updated by this Amendment No. 2. All of the information in this Amendment No.2 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2) other than as set forth herein.
This Amendment No.2 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”), subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Principal Financial Officer as Exhibits 31.1 and 31.2.

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
In the original 10-K filing dated December 31, 2007, Management failed to conclude that the disclosure controls and procedures were effective. The omission of this conclusion through inadequate wording makes the disclosure noncompliant with SEC filing rules. Based on this omission, the Chief Executive Officer and the Chief Financial Officer cannot conclude that the Company’s disclosure controls and procedures at December 31, 2007 were effective in timely making known to them material disclosures required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.
During the quarter ended December 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
During the third quarter 2008, additional disclosure checklists have been designed to further assure compliance in the design and operation of the Company’s disclosure controls and procedures.
Report of Management on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria applicable to the Company as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management concludes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based upon those criteria.
ITEM 9B. OTHER INFORMATION
The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.
None to report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2008.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty Patrick J. Moty	President, Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce	September 23, 2008

/s/ Linda J. Miles Linda J. Miles	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	September 23, 2008

/s/ Kenneth R. Gifford, Jr.	Chairman of the Board	September 23, 2008

Kenneth R. Gifford, Jr.

/s/ Welton L. Carrel	Director	September 23, 2008

Welton L. Carrel

/s/ Russell L. Duclos	Director	September 23, 2008

Russell L. Duclos

/s/ John C. Fitzpatrick	Director	September 23, 2008

John C. Fitzpatrick

/s/ Harry L. Grashoff, Jr.	Director	September 23, 2008

Harry L. Grashoff, Jr.

/s/ David H. Scott	Director	September 23, 2008

David H. Scott

/s/ Lyle L. Tullis	Director	September 23, 2008

Lyle L. Tullis

/s/ Jon Halfhide	Director	September 23, 2008

Jon Halfhide

/s/ Orin Bennett	Director	September 23, 2008

Orin Bennett