Form 10-K/A
period 2007-12-31
Bank of Commerce Holdings
filed 2008-09-29
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 3

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 — Commission File Number 0-25135
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Bank of Commerce Holdings
(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

1901 Churn Creek Road
Redding, California	96002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:(530) 722-3955
(None)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at September 25, 2008

Common Stock, No par value per share	8,711,495

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
On September 23, 2008, Management received a telephone call from the Securities and Exchange Commission in regards to Part II, Item 9A. “Controls and Procedures” Specifically, in our Company 10-K dated December 31, 2007, Management failed to provide a conclusion on our Company’s disclosure controls and procedures. In addition, Management failed to include a report of Management on Internal Control over Financial Reporting. Due to these ommissions, which makes the disclosure itself not materially compliant, Management concludes that the Company’s disclosure controls and procedures were ineffective at December 31, 2007.
This Amendment No. 3 on Form 10-K/A amends the Annual Report on Form 10-K of Bank of Commerce Holdings, as filed by the Company on March 14, 2008, and is being filed to enhance information required by Part II, Item 9A. Except as otherwise stated herein, no other information contained in the original Filing has been updated by this Amendment No. 3. All of the information in this Amendment No. 3 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2) other than as set forth herein.
This Amendment No. 3 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”), subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Principal Financial Officer as Exhibits 31.1 and 31.2.

ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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
It is important to note, that during the month of May 2007, ‘walkthroughs’ of the Company key controls were performed. From a control standpoint, a walkthrough is the act of tracing a transaction through organizational records and procedures. Audit Standard No. 5 defines a walkthrough as follows: “In a walkthrough, the auditor traces a transaction from origination through the company’s information systems until it is reflected in the Company’s financial reports.” Based on the lack of significant exceptions noted during the walkthrough process, the above testing was deemed appropriate.

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
In the original 10-K filing for the fiscal year December 31, 2007, Management failed to provide a conclusion on disclosure controls and procedures. The omission of this conclusion through inadequate wording makes the disclosure noncompliant with SEC filing rules. In addition, Management failed to include a report of Management on Internal Control over Financial Reporting. Based on these omissions, the Chief Executive Officer and the Chief Financial Officer conclude that the Company’s disclosure controls and procedures at December 31, 2007 were ineffective in timely making known to them material disclosures required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. The Company remedied this failure in the effectiveness of our disclosure controls and procedures by amending our Original Annual Report to include the required management’s report. We have implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then current requirements of the applicable filing made under the Exchange Act.
During the quarter ended December 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).
Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
ITEM 9B. OTHER INFORMATION
The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.
None to report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2008.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Patrick J. Moty Patrick J. Moty	President, Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce	September 26, 2008

/s/ Linda J. Miles Linda J. Miles	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	September 26, 2008

/s/ Kenneth R. Gifford, Jr. Kenneth R. Gifford, Jr.	Chairman of the Board	September 26, 2008

/s/ Welton L. Carrel Welton L. Carrel	Director	September 26, 2008

/s/ Russell L. Duclos Russell L. Duclos	Director	September 26, 2008

/s/ John C. Fitzpatrick John C. Fitzpatrick	Director	September 26, 2008

/s/ Harry L. Grashoff, Jr. Harry L. Grashoff, Jr.	Director	September 26, 2008

/s/ David H. Scott David H. Scott	Director	September 26, 2008

/s/ Lyle L. Tullis Lyle L. Tullis	Director	September 26, 2008

/s/ Jon Halfhide Jon Halfhide	Director	September 26, 2008

/s/ Orin Bennett Orin Bennett	Director	September 26, 2008