Form 10-Q
period 2008-09-30
Bank of Commerce Holdings
filed 2008-11-10
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25135
Bank of Commerce Holdings

California	94-2823865

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 Churn Creek Road Redding, California	96002

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of September 30, 2008: 8,711,495

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

	September 30,	December 31,	September 30,
Dollars in thousands	2008	2007	2007

ASSETS
Cash and due from banks	$12,617	$13,839	$12,366
Federal funds sold and securities purchased under agreements to resell	20,135	8,395	7,980

Cash and cash equivalents	32,752	22,234	20,346
Securities available-for-sale (including pledged collateral of $58,939 at September 30, 2008, $61,329 at December 31, 2007 and $85,574 at September 30, 2007)	74,863	67,906	93,423
Securities held-to-maturity, at cost ($10,632 at December 31, 2007 and $10,538 at September 30, 2007)	0	10,559	10,592
Loans, net of the allowance for loan losses of $6,128 at September 30, 2008, $8,233 at December 31, 2007 and $5,061 at September 30, 2007	503,348	486,283	461,171
Bank premises and equipment, net	10,893	10,964	10,464
Other assets	28,688	20,381	19,979

TOTAL ASSETS	$650,544	$618,327	$615,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$80,168	$75,718	$70,809
Demand — interest bearing	138,319	142,821	136,219
Savings accounts	69,469	41,376	44,406
Certificates of deposit	215,095	213,716	220,803

Total deposits	503,051	473,631	472,237

Securities sold under agreements to repurchase	13,580	15,513	26,755
Federal Home Loan Bank borrowings	65,000	60,000	50,000
Other liabilities	7,863	7,554	6,734
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	604,959	572,163	571,191

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 authorized no shares issued and outstanding in 2008 and 2007	—	—	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 at September 30, 2008, 8,757,445 at December 31, 2007 and 8,784,359 at September 30, 2007	9,619	9,996	10,252
Retained earnings	37,364	36,605	35,617
Accumulated other comprehensive loss, net of tax	(1,398)	(437)	(1,085)

Total stockholders’ equity	45,585	46,164	44,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$650,544	$618,327	$615,975

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and nine months ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
Amounts in thousands, except for per share data	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Interest income:
Interest and fees on loans	$8,252	$9,350	$25,554	$26,779
Interest on tax exempt securities	308	324	884	936
Interest on U.S. government securities	582	798	1,596	2,446
Interest on federal funds sold and securities purchased under agreements to resell	116	190	264	580
Interest on other securities	13	22	58	67

Total interest income	9,271	10,684	28,356	30,808

Interest expense:
Interest on demand deposits	514	791	1,762	1,935
Interest on savings deposits	543	359	1,193	885
Interest on time deposits	1,963	2,702	6,577	7,934
Securities sold under agreements to repurchase	32	289	151	1,012
Interest on FHLB and other borrowing expense	662	628	2,174	1,799
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	317	274	793	814

Total interest expense	4,031	5,043	12,650	14,379

Net interest income	5,240	5,641	15,706	16,429
Provision for loan and lease losses	1,300	115	2,900	121

Net interest income after provision for loan losses	3,940	5,526	12,806	16,308

Noninterest income:
Service charges on deposit accounts	91	70	203	215
Payroll and benefit processing fees	107	90	335	287
Earnings on cash surrender value — bank owned life insurance	86	100	254	294
Net gain on sale of securities available-for-sale	159	0	595	46
Net loss on sale of derivative swap transaction	0	0	(225)	0
Merchant credit card service income, net	99	109	279	297
Mortgage brokerage fee income	2	21	17	56
Other income	207	136	575	447

Total non-interest income	751	526	2,033	1,642

Noninterest expense:
Salaries and related benefits	1,909	2,402	5,750	6,458
Occupancy and equipment expense	613	635	1,897	1,636
FDIC insurance premium	113	13	284	39
Data processing fees	81	82	224	227
Professional service fees	146	216	397	663
Payroll and benefit fees	26	25	86	81
Deferred compensation expense	118	105	342	303
Stationery and supplies	50	34	192	141
Postage	32	39	104	106
Directors’ expense	81	86	223	207
Other expenses	443	391	1,290	1,356

Total non-interest expense	3,612	4,028	10,789	11,217

Income before provision for income taxes	1,079	2,024	4,050	6,733
Provision for income taxes	362	693	1,197	2,315

Net Income	$717	$1,331	$2,853	$4,418

Basic earnings per share	$0.08	$0.15	$0.33	$0.50
Weighted average shares — basic	8,711	8,904	8,713	8,893
Diluted earnings per share	$0.08	$0.15	$0.33	$0.49
Weighted average shares — diluted	8,713	8,929	8,729	8,983
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2008

					Accumulated
					Other
					Comprehensive
Stockholders Equity	Comprehensive	Common	Stock	Retained	Income (Loss),
(Dollars in thousands)	Income	Shares	Amount	Earnings	net of tax	Total

Balance at December 31, 2007		8,757	$9,996	$36,605	$(437)	$46,164

Comprehensive Income:
Net Income	1,229			1,229		1,229
Other Comprehensive Income:
Unrealized gains on securities	381
Net of reclassification adjustment for gains included in net income, net of tax	(245)

Other Comprehensive Income	136				136	136
Total Comprehensive Income	$1,365
Cash dividends ($0.08 per share)				(699)		(699)
Compensation expense associated with stock options			29			29
Share Repurchase		(59)	(504)			(504)
Stock options exercised		9	29			29

Balance at March 31, 2008		8,707	$9,550	$37,135	$(301)	$46,384

Comprehensive Income:
Net Income	906			906		906
Other Comprehensive Income:
Other Comprehensive Income net of tax
Unrealized losses on securities	(538)
Net of reclassification adjustment for gains included in net income, net of tax	(66)

Other Comprehensive Income	(604)				(604)	(604)
Total Comprehensive Income	$302
Cash dividends ($0.08 per share)				(697)		(697)
Compensation expense associated with stock options			28			28
Stock options exercised		4	12			12

Balance at June 30, 2008		8,711	$9,590	$37,344	$(905)	$46,029

Comprehensive Income:
Net Income	717			717		717
Other Comprehensive Income:
Unrealized losses on securities	(434)
Net of reclassification adjustment for gains included in net income, net of tax	(59)

Other Comprehensive Income	(493)				(493)	(493)
Total Comprehensive Income	$224
Cash dividends ($0.08 per share)				(697)		(697)
Compensation expense associated with stock options			29			29

Balance at September 30, 2008		8,711	$9,619	$37,364	$(1,398)	$45,585

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2008 and 2007

Dollars in thousands	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net Income	$2,853	$4,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,900	121
Provision for depreciation and amortization	872	759
Compensation expense associated with stock options	86	23
Tax benefits from the exercise of stock options	0	(118)
Gain on sale of securities available for sale	(595)	46
Loss on sale of derivative	225	0
Amortization of investment premiums and accretion of discounts, net	45	4
Gain on sale of fixed assets	3	(31)
Proceeds from sales of loans	0	0
Deferred income taxes	560	27
Changes in operating assets and liabilities:
Increase in Cash Surrender Value	(254)	(294)
(Increase) Decrease in Other Assets	(8,460)	278
Changes in Deferred Compensation	325	218
Decrease in Deferred loan fees	(299)	(66)
Decrease in Other liabilities	(16)	(685)

Net cash (used) provided by operating activities	(1,755)	4,700

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	7,428	5,210
Proceeds from sales of available-for-sale securities	42,901	20,236
Proceeds from maturities of held-to-maturity securities	208	220
Purchases of available-for-sale securities	(47,725)	(23,495)
Loan originations, net of principal repayments	(19,666)	(52,236)
Purchases of premises and equipment	(807)	(2,597)
Proceeds from sale of equipment	3	0

Net cash used by investing activities	(17,658)	(52,662)

Cash flows from financing activities:
Net (decrease) increase in deposits	29,420	32,831
Net (decrease) increase in securities sold under agreement to repurchase	(1,933)	(10,362)
Proceeds from Federal Home Loan Bank advances	65,000	10,000
Repayments of Federal Home Loan Bank advances	(60,000)	0
Cash dividends paid on common stock	(2,093)	(2,138)
Proceeds from stock options exercised	41	498
Common Stock Repurchased	(504)	(1,930)
Excess tax benefits from the exercise of stock options	0	143

Net cash provided by financing activities	29,931	29,042

Net increase (decrease) in cash and cash equivalents	10,518	(18,920)

Cash and cash equivalents, beginning of period	22,234	39,266

Cash and cash equivalents, end of period	$32,752	$20,346

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$0	$2,533
Interest
	12,155	14,461
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
2. Recent Accounting pronouncements
On October 10, 2008, the FASB issued FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FAS 157-3 is a FASB Staff Position that clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” for a non-active market and provides an illustrative example of key considerations in determining the fair value of financial assets under such conditions. FAS 157-3 is currently under management review with the impact on the Company yet to be determined.
The FASB has decided to amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (SFAS 140), impacting the accounting for qualifying special-purpose entities (“QSPS”), and make certain changes to FASB Interpretation (FIN) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (FIN 46R). Exposure drafts of the proposed requirements are expected in the third quarter of 2008. The impact on the Company and the timing of adoption cannot be determined until the FASB issues the final amendments to SFAS 140 and FIN 46R.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Companies financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the Companies financial statements for the year beginning on January 1, 2009.
On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009 and earlier adoption is not permitted.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued) (Unaudited)
On February 15, 2007 the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement 115. FAS 159 provides an alternative measurement treatment for certain financial assets and financial liabilities, under an instrument-by-instrument election, that permits fair value to be used for both initial and subsequent measurement, with changes in fair values recognized in earnings. FAS 159 will be effective beginning January 1, 2008. The adoption of FAS 159 did not have a material impact on our consolidated financial statements.
3. Earnings per Share
Basic earnings per share exclude dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2008 and 2007.
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
Earnings Per Share	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Basic EPS Calculation:
Numerator (net income)	$717	$1,331	$2,853	$4,418
Denominator (average common shares outstanding)	8,711	8,904	8,713	8,893
Basic earnings per Share	$0.08	$0.15	$0.33	$0.50

Diluted EPS Calculation:
Numerator (net income)	$717	$1,331	$2,853	$4,418
Denominator:
Average common shares outstanding	8,711	8,904	8,713	8,893
Options	2	25	16	90

	8,713	8,929	8,729	8,983

Diluted earnings per Share	$0.08	$0.15	$0.33	$0.49
Anti-dilutive options not included in EPS Calculation	49,434	74,217	146,167	133,575

Stock options totaling 284,430 were outstanding at September 30, 2008 at an average exercise price of $5.46.
4. Stock Option Plans
For the first nine months of 2008, stock option compensation expense charged against income was $85,331 compared to $22,578 at September 30, 2007. At September 30, 2008, there was $246,800 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of 2.3 years. No options were granted during the first nine months of 2008.
During the nine months ended September 30, 2008 and 2007 the Company realized income tax benefits of $0 and $144,630 respectively, related to the exercise of nonqualified stock options. The income tax benefit is reflected in net cash provided by financing activities in the consolidated statements of cash flow for the same period.
During the nine months ended September 30, 2008 and 2007 the Company received cash of $41,506 and $498,421 respectively, upon exercise of stock-based compensation arrangements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Comprehensive Income
The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net income as reported	$717	$1,331	$2,853	$4,418
Components of other comprehensive income:

Holding (loss) gain arising during period on AFS securities, net of tax	(434)	783	(591)	(148)
Reclassification adjustment on AFS securities, net of tax	(59)	(0)	(370)	(27)
Holding gain (loss) arising during period on derivative transactions, net of tax	0	0	0	51
Reclassification adjustment on derivative transactions, net of tax	0	0	0	(24)
Total comprehensive income	$224	$2,114	$1,892	$4,270

6. Securities Portfolio
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
Total available-for-sale securities decreased $249,000 or 0.36% at September 30, 2008 compared to December 31, 2007. As of September 30, 2008, the Company has pledged a total of $67.7 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the dates indicated.

		As of September 30, 2008
(Dollars in thousands)				Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$10,023	$3	$(301)	$9,725
Obligations of state and political subdivisions	30,911	108	(1,590)	29,429
Mortgage backed securities	36,266	66	(623)	35,709
Other securities	0	0	0	0

Total	$77,200	$177	$(2,514)	$74,863

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)

		As of December 31, 2007
(Dollars in thousands)				Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$15,989	$26	$(104)	$15,911
Obligations of state and political subdivisions	19,017	28	(263)	18,782
Mortgage backed securities	31,638	10	(354)	31,294
Corporate Bonds	2,000	0	(81)	1,919

Total	$68,644	$64	$(802)	$67,906

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
With the recent Government take-over of the government sponsored entities (‘GSE’) Freddie Mac and Fannie Mae you will be reading of many regional and community banks that have had to take a charge against income for other-than-temporary-impairment (‘OTTI’) to investments of preferred stock in these companies. OTTI, is an accounting principal which requires, in part, that the lost market value of securities be charged to income if a loss has persisted for at least six months. Bank of Commerce does not hold any Freddie Mac or Fannie Mae preferred stock investments in our portfolio.
During the third quarter 2008, the Company reclassified the remaining $8.9 million in held-to-maturity securities to available-for-sale. The Company feels that it is prudent to have all investment securities available to provide liquidity in these current economic times. The reclassification resulted in an increase the accumulated other comprehensive loss, net of tax of approximately $40,000. All new purchase of securities will be classified as available-for-sale.
The following table presents the current fair value and associated unrealized losses on available-for-sale and held-to-maturity investments with unrealized losses at September 30, 2008. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Securities Portfolio	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$6,694,925	$(301,497)	$0	$0	$6,694,925	$(301,497)
Obligations of state and political subdivisions	$23,918,787	$(1,453,933)	$868,992	$(136,957)	$23,918,787	$(1,590,891)
Mortgage-backed securities	$30,772,855	$(152,787)	$6,983,924	$(468,997)	$30,722,855	$(621,783)
Corporate Bonds	$0	$0	$0	$(0)	$0	$(0)
Total temporarily impaired securities	$61,386,567	$(1,908,217)	$7,852,916	$(605,954)	$61,336,567	$(2,514,171)

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
7. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2008 was 6.09%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s floating rate junior subordinate notes (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust will be used by the Company for general corporate purposes, including funding the growth of the Company’s various financial services. During September 2008, $1,200,000 in proceeds from the issuance of the trust notes were transferred from the Holding Company to the Bank as surplus capital.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Commitments and contingent liabilities
     Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2008 are below:
(Dollars in thousands)

Operating Leases

2008	$131
2009	$515
2010	$524
2011	$454
2012	$279
Thereafter	$761

Total	$2,664

Minimum rental due in the future Under non-cancelable subleases	$12

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $65,000,000 as of September 30, 2008 and $50,000,000 as of September 30, 2007. The FHLB advances bear fixed interest rates ranging from 2.89% to 3.97%. Interest is payable monthly and semiannually. The following table illustrates borrowings outstanding at the end of the period:

Advance Amount	Interest Rate	Maturity
$15,000,000	2.89%	01/22/2009
$35,000,000	3.97%	11/23/2009
$15,000,000	3.41%	04/29/2011

$65,000,000
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $4,826,200 and to pledge $93,205,880 of its real estate mortgage loans to the FHLB as collateral as of September 30, 2008. At September 30, 2008, the Bank had available borrowing lines at the FHLB of $61,128,042 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.
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
The Company’s commitments to extend credit are illustrated below:

	September 30, 2008	September 30, 2007
Credit Commitments
Unfunded loan commitments	$150,616,771	$184,065,127
Standby letters of credit	8,674,216	6,600,143
Guaranteed commitments outstanding	1,350,399	1,375,998

	$160,641,386	$192,041,268

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9.	Accounting for Income Tax Uncertainties (FIN 48)

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdiction

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

10.	Fair Value Measurement

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
(Dollars in thousands)
Recurring Basis

			Fair Value Measurements
			At September 30, 2008
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets For	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	Level (1)	(Level 2)	(Level 3)

Available for sale securities	$74,863	$0	$74,863	$0
Total Assets Measured at fair value	$74,863	$0	$74,863	$0

Derivative Liabilities	$57		$57

Total Liabilities Measured at fair value	$57		$57

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
Derivatives - Derivatives are valued using internal models, most of which are primarily based on market observable inputs including interest rate curves and both forward Derivatives are reported at fair value utilizing Level 2 inputs, and are provided to the Company by an independent pricing source. The fair market value of the derivative is based on the present value of the expected cash flows over the life of the instrument.
Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The fair values disclosed were estimated using the closing mid-market market/price environment as of September 30, 2008. These values do not take into account liquidity, hedging cost, bid/offer, credit or other considerations that are specific to each counterparty and transaction, and that vary over time.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non Recurring Basis

			Fair Value Measurements
			At September 30, 2008
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets For	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$11,058	$0	$0	$11,058

Total Assets Measured at fair value	$11,058	$0	$0	$11,058

Liabilities	$0	$0	$0	$0

Total Liabilities Measured at fair value	$0	$0	$0	$0

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
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.
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
The Company had outstanding balances of $11.1 and $12.4 million in impaired loans as of September 30, 2008 and December 31, 2007, respectively. Impairment allowances totaled $1.1 million and $3.2 million at September 30, 2008 and December 31, 2007, respectively.
The fair value measurements recorded during the period
The Company recognized a $4.8 million write-down related to non-recurring fair value measurements of impaired loans during the nine months of 2008. Interest reversed from income during this nine month period due to impaired loans was $148,534.

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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2007 to September 30, 2008. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2008, compared to the same period in 2007. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”), and conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, Sutter and Yuba, California. Through the Bank and mortgage subsidiaries, the Company provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as free checking, interest-bearing checking (“NOW”) and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank is an affiliate of LPL Financial and offers wealth management services through the affiliation.
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
Early in October 2008, the Treasury Department announced a Capital Purchase Program under which the Treasury will purchase up to $250.0 billion of senior preferred shares from qualifying U.S. controlled banks and financial institutions. The program is aimed at healthy banks and provides attractive terms to encourage lending. The minimum subscription amount is one percent or risk weighted assets. The maximum subscription amount is the lesser of $25 billion or three percent of risk weighted assets. The Treasury intends to fund the senior preferred shares purchased under the program by the end of 2008.
Our Company’s capital position is solid. After careful consideration, management has concluded that the capital available through the Capital Purchase Program would increase our capacity to engage in increased lending activities and to invest for future growth. Bank of Commerce Holdings received preliminary approval for participation of $17.0 million through the Capital Purchase Program on Friday, October 24, 2008. This is the least expensive capital available. The preferred stock issuance will carry a dividend rate of 5% for the first five years, callable at par at year three, and increase to 9% after the fifth year anniversary. The preferred stock issuance contains no voting rights. Coupled with the preferred stock is a warrant issuance of 15% of the investment (approximately 510,000 shares) and minimally dilutes current shareholders. Participation in the program is granted to ‘qualified’ financial institutions and is intended to increase growth, expansion and acquisition opportunities of well run institutions. The Company has thirty days to complete due diligence and Board approval on the transaction and the final agreement and authorization of payments. The agreements are currently under review with the Company’s legal counsel.

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
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At September 30, 2008, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations.
Changes in Interest Rates could reduce the Company’s Net Interest Income and Earnings
The Company’s net interest income is the interest earned on loans, debt securities and other assets less the interest paid on deposits, long-term and short-term debt and other liabilities. Net interest income reflects both our net interest margin — the difference between the yield on earning assets and the interest paid on deposits and other sources of funding — and the amount (volume) of earning assets we hold. As a result, changes in either the net interest margin or the volume of earning assets could adversely affect our net interest income and earnings.
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $6.1 million, or 1.20% of total loans at September 30, 2008.
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
At September 30, 2008, time certificates of deposit in excess of $100,000 represented approximately 25% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Shares Eligible for Future Sale
As of September 30, 2008, the Company had 8,711,495 shares of Common Stock outstanding, of which 6,012,623 shares are eligible for sale in the public market without restriction and 2,819,975 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 209,485 shares of the issued and outstanding shares of common stock at exercise prices ranging from $5.42 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	September 30, 2008	September 30, 2007
Profitability Ratios
Net Interest Income to Average Assets	3.21%	3.76%
Net Income to Average Equity	8.11%	9.76%

Efficiency Ratio1	60.82%	62.07%

Capital Ratios
Leverage Ratio	8.77%	9.40%
Risk Based Capital	$63,494,408	$61,318,404
Tier 1 Capital	9.54%	10.19%
Total Capital	10.63%	11.18%

Per Common Share Data
Dividend Payout Ratio	73.38%	48.38%
Book Value	$5.24	$5.04
Market Price	$6.88	$11.00
High	$8.59	$12.50
Low	$5.50	$9.45
Financial Highlights — Results of Operations
Net income for the third quarter of 2008 totaled $717,000 a decrease of 46.1% from the $1,331,000 reported for the same quarterly period of 2007. On the same basis, diluted earnings per common share for the third quarter of 2008 were $0.08, compared to $0.15 for the same period of 2007, a decrease of 46.7%. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2008 were 0.44% and 6.09%, respectively, compared with 0.93% and 12.03%, respectively, for the third quarter of 2007.
Net income for the nine-month period ended September 30, 2008 totaled $2,853,000 a decrease of 35.4% over net income of $4,418,000 reported for the same nine-month period ended September 30, 2007. On the same basis, diluted earnings per common share for the nine-months ended September 30, 2008 was $0.33, compared to $0.49 for the same nine-month period in 2007, a 32.7% decrease. ROA was 0.58% and ROE was 8.11% for the first nine-months of 2008 compared with 1.01% and 13.02%, respectively, for the same nine-month period of 2007.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2008 was $5.2 million compared with $5.6 million for the same period in 2007, a decrease of 7.1%. Net interest income for the nine-months ended September 30, 2008 was $15.7 million compared with $16.4 million for the same nine-month period in 2007, a decrease of 4.4%.
Average earning assets for the nine-months ended September 30, 2008 increased $65.6 million or 12.0% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $94.7 million or 22.3% on average compared with the prior year period. Average securities including federal funds sold decreased $29.0 million or 23.7% over the prior period. Investments were sold to fund loan growth. The yield on earning assets decreased to 6.17% for the nine-month period ended September 30, 2008 compared to 7.51% for the same period in the prior year.

1	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The decrease is primarily due to multiple interest rate drops during the period.
Average interest-bearing deposits for the nine-months ended September 30, 2008 increased $45.2 million or 12.2% compared with the prior year period. Average non-interest bearing deposits have decreased by $3.0 million or 4.1% over the prior year nine-month period. Average borrowings have increased by $15.6 million or 17.5% when compared with the prior year period; the increase is directly related to the substantial loan growth and increase in FHLB borrowings to support such growth.
The overall cost of interest-bearing liabilities for the first nine-months 2008 was 3.21% compared with 4.13% for the first nine-months of 2007. The decreased cost was primarily a result of the drop in interest rates during the period coupled with refinancing of FHLB borrowings at lower interest rates. The net effect of the changes discussed above resulted in a decrease of $723,000 or 4.4% in net interest income for the nine-month period ended September 30, 2008 from the same period in 2007. The net interest margin decreased 58 basis points to 3.42% from 4.00% over the same period a year ago.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2008, the Company had overnight investments of $20.1 million, available lines of credit at the Federal Home Loan bank of approximately $61.3 million, and two federal funds borrowing line with correspondent banks of $25.0 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At September 30, 2008, the Company and Bank were “well capitalized” under applicable regulatory capital adequacy guidelines.

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2008	Capital	Ratio	Requirement	Requirement

The Company Leverage	$56,983,019	8.77%	n/a	4.0%
Tier 1 Risk-Based	56,983,019	9.54%	n/a	4.0%
Total Risk-Based	63,494,408	10.63%	n/a	8.0%

Redding Bank of Commerce Leverage	$59,582,565	9.21%	5.0%	4.0%
Tier 1 Risk-Based	59,582,565	9.98%	6.0%	4.0%
Total Risk-Based	66,093,955	11.07%	10.00%	8.0%
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2008, the Company’s FHLB advances were a combination of fixed term and variable borrowings without call or put option features.
At September 30, 2008, the Bank had $65 million in FHLB term advances outstanding at an average rate of 3.60% compared to $50 million at an average rate of 4.99% at September 30, 2007.
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
Provision for loan and lease losses of $2,900,000 were provided for the nine-months ended September 30, 2008 compared with $121,000 for the same period of 2007. The Company’s allowance for loan and lease losses was 1.20% of total loans at September 30, 2008 and 1.09% at September 30, 2007, while its ratio of non-performing assets to total assets was 1.73% at September 30, 2008, compared to 2.01% at December 31, 2007 and 0.17% at September 30, 2007. Provisions have increased due to weakening economic conditions, the continued downturn in housing, and higher loan charge-offs during the period.

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
Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans	$519,255	$25,554	6.56%	$424,593	$26,779	8.41%
Tax-exempt Securities	29,754	884	3.96%	31,774	936	3.93%
US Government Securities	45,390	1,596	4.69%	73,810	2,446	4.42%
Federal Funds Sold	16,498	264	2.13%	14,809	580	5.22%
Other Securities	1,730	58	4.47%	2,000	67	4.47%

Average Earning Assets	$612,627	$28,356	6.17%	$546,986	$30,808	7.51%

Cash & Due From Banks	$13,287			$14,084
Bank Premises	11,191			9,938
Allowance for Loan and Lease Losses	(6,630)			(4,916)
Other Assets	11,556			16,996

Average Total Assets	$642,031			$583,088

Interest Bearing Liabilities Demand
Interest Bearing	$138,034	$1,762	1.70%	$115,937	$1,935	2.23%
Savings Deposits	53,244	1,193	2.99%	38,553	885	3.06%
Certificates of Deposit	223,630	6,577	3.92%	215,219	7,934	4.92%
Repurchase Agreements	13,814	151	1.46%	35,427	1,012	3.81%
FHLB Borrowings	81,587	2,174	3.55%	44,396	1,799	5.40%
Trust Preferred Borrowings	15,000	793	7.05%	15,000	814	7.24%

Average Interest Bearing Liabilities	$525,309	$12,650	3.21%	464,532	$14,379	4.13%

Non interest Demand	68,920			71,880
Other Liabilities	890			1,419
Shareholder Equity	46,912			45,257

Average Liabilities and Stockholders’ Equity	$642,031			$583,088

Net Interest Income and Net Interest Margin		$15,706	3.42%		$16,429	4.00%

Interest income on loans includes fee income of approximately $69,000 and $188,000 for the period ended September 30, 2008 and 2007, respectively.

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
Table 2 Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	September 30, 2008	Over	September 30, 2007
(Dollars in thousands)	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio Loans	$4,658	$(5,883)	$(1,225)
Tax-exempt Securities	(60)	8	(52)
US Government Securities	(999)	149	(850)
Federal Funds Sold	27	(343)	(316)
Other Securities	(9)	0	(9)

Total Increase	$3,617	$(6,069)	$(2,452)

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$282	$(455)	$(173)
Savings Deposits	329	(21)	308
Certificates of Deposit	247	(1,604)	(1,357)
Repurchase Agreements	(236)	(625)	(861)
FHLB Borrowings	991	(616)	375
Trust Preferred Borrowings	0	(21)	(21)

Total Increase	$1,613	$(3,342)	$(1,729)

Net Increase	$2,004	$(2,727)	$(723)

Average earning assets for the nine-months ended September 30, 2008 increased $65.6 million or 12.0% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $94.7 million or 22.3% on average compared with the prior year period. Average securities including federal funds sold decreased $29.0 million or 23.7% over the prior period. Investments were sold to fund loan growth. The yield on earning assets decreased to 6.17% for the nine-month period ended September 30, 2008 compared to 7.51% for the same period in the prior year.
The decrease is primarily due to multiple interest rate drops during the period.
Average interest-bearing deposits for the nine-months ended September 30, 2008 increased $45.2 million or 12.2% compared with the prior year period. Average non-interest bearing deposits have decreased by $3.0 million or 4.1% over the prior year nine-month period. Average borrowings have increased by $15.6 million or 17.5% when compared with the prior year period; the increase is directly related to the substantial loan growth and increase in FHLB borrowings to support such growth.
The overall cost of interest-bearing liabilities for the first nine-months 2008 was 3.21% compared with 4.13% for the first nine-months of 2007. The decreased cost was primarily a result of the drop in interest rates during the period coupled with refinancing of FHLB borrowings at lower interest rates. The net effect of the changes discussed above resulted in a decrease of $723,000 or 4.4% in net interest income for the nine-month period ended September 30, 2008 from the same period in 2007. The net interest margin decreased 58 basis points to 3.42% from 4.00% over the same period a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.
Noninterest income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service charges on deposit accounts	$91	$70	$203	$215
Payroll and benefit processing fees	107	90	335	287
Earnings on cash surrender value -bank owned insurance	86	100	254	294
Net gain on sale of securities available-for-sale	159	0	595	46
Net loss on sale of derivative swap transaction	0	0	(225)	0
Merchant credit card service income, net	99	109	279	297
Mortgage brokerage fee income	2	21	17	56
Other Income	207	136	575	447

Total Noninterest income	$751	$526	$2,033	$1,642

Noninterest income increased $225,000 or 42.8% for the quarter ended September 30, 2008 over September 30, 2007. The increase is primarily related to gains on available-for-sale investment securities that were sold during the period to fund loan growth.
Noninterest income increased $391,000 or 23.8% for the nine-months ended September 30, 2008 over September 30, 2007. The increase for the nine-month period is related to the aforementioned gains less a loss on the sale of a Swap during the period.
Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2008	2007	2008	2007

Noninterest Expense
Salaries and related benefits	$1,909	$2,402	$5,750	$6,458
Occupancy and equipment expense	613	635	1,897	1,636
FDIC insurance premium	113	13	284	39
Data processing fees	81	82	224	227
Professional service fees	146	216	397	663
Payroll and Benefit fees	26	25	86	81
Deferred compensation expense	118	105	342	303
Stationery and Supplies	50	34	192	141
Postage	32	39	104	106
Directors’ expense	81	86	223	207
Other expenses	443	391	1,290	1,356

Total Noninterest expense	$3,612	$4,028	$10,789	$11,217

Noninterest expense for the quarter ended September 30, 2008 was $3.6 million, a decrease of $416,000 or 10.33% over the same period a year ago. The decrease is primarily related to the absence of an executive severance package from the quarter ended September 30, 2007; salaries and benefits were lower as a result in the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-interest expense for the nine-months ended September 30, 2008 was $10.8 million compared to $11.2 million in the same period a year ago, the decrease of $428,000 or 3.82% is associated with the absence of the aforementioned executive severance package in the current nine-month period.
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
The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and non-deductible expenses. The decrease in the Company’s tax provision is attributable to increases in non-taxable income related to increases in the municipal security portfolio, classification of enterprise zone qualified credits and California Affordable Housing project which affords federal and state tax credits. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from key life proceeds, investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Income Taxes
Tax provision	$362	$693	$1,197	$2,315
Effective tax rate	33.55%	34.2%	29.56%	34.4%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has a net deferred tax asset of $5.1 million for the nine months ended September 30, 2008. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008 consist of the following:

	September 30, 2008	September 30, 2007
Deferred Tax Assets
State Franchise taxes	$8,330	$197,031
Deferred compensation	2,107,697	1,888,885
Loan loss reserves	2,851,650	2,260,163
Other Comprehensive Income	938,477	758,747
Other	174,848	187,857

Total Deferred Tax Assets	$6,081,002	$5,292,683
Deferred Tax Liabilities
Depreciation	(65,674)	(152,602)
Deferred loan origination costs	(447,283)	(552,014)
Deferred state taxes	(383,406)	(270,315)
Other	0	(158,240)

Total Deferred Tax Liabilities	(896,363)	(1,133,171)

Total Net Deferred Tax Asset	$5,184,639	$4,159,512

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007

Portfolio Loans
Commercial and financial loans	$156,815	$173,704
Real estate-construction loans	90,008	106,977
Real estate-commercial	203,147	175,013
Real estate-mortgage	21,568	10,787
Real estate-other	36,971	26,818
Installment	132	226
Other loans	974	1,223
Less:
Net deferred loan costs (fees)	(139)	(232)
Allowance for loan losses	(6,128)	(8,233)

Total net loans	$503,348	$486,283

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
The portfolio mix reflects increases in commercial real estate and the other real estate category. Both the Commercial and financial loans, and Construction and development loans have declined significantly; combined they now represent 49.0% of total loans compared to 57.8% at December 31, 2007.
Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $11.1 and $12.4 in impaired loans that had impairment allowances of $1,100,000 and $3,242,285 as of September 30, 2008 and December 31, 2007, respectively.
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007

Non performing assets
Nonaccrual loans	$11,057	$12,409
90 days past due and still accruing interest	0	0

Total nonaccrual loans	11,057	12,409
Other Real Estate Owned	4,869	0

Total non performing assets	$15,926	$12,409

The Company booked $4.9 million in OREO in the third quarter of 2008 compared to $0 in 2007. The OREO is a single parcel of land located in the company’s Sacramento, California market. Prior to foreclosure, the project was in the entitlement phase of development; the company in coordination with the other participating banks will continue the entitlement processes in conjunction with establishing a marketing plan to ultimately dispose of the project. A recent valuation of the property fully supports any additional improvement costs until such time the property is sold. The Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.
Management remains aggressive in identifying problem loans and conducting impairment reviews when applicable. Impairment reviews have resulted in $4.8 million in write-downs during the first nine months of 2008. Material future additions to the allowance for loan losses may be necessary if material adverse economic conditions persist and the performance of the loan portfolio of the Company deteriorates. Future additions to the Company’s allowance for loan and lease losses may also be required to reflect market changes and other factors affecting the Company’s real estate and real estate related portfolios. Moreover, the FDIC and the DFI, as an integral part of their examination process, review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was recently examined by the FDIC in this regard during the second quarter of 2008. No adjustments were made to management’s estimates for the allowance for loan and lease losses during the examination.
Non-performing loans were 2.23% of total loans as of September 30, 2008 compared to 2.55% at December 31, 2007 and 0% one year ago.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
Allowance for Loan and Lease Losses	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Beginning balance for Loan Losses	$5,017	$4,943	$8,233	$4,904
Provision for Loan Losses	1,300	115	2,900	121
Charge offs:
Commercial	(155)	(0)	(888)	(0)
Real Estate	(35)	(0)	(4,122)	(0)
Other	(0)	(0)	(0)	(0)

Total Charge offs	(190)	(0)	(5,010)	(0)

Recoveries:
Commercial	0	1	0	26
Real Estate	0	0	0	0
Other	1	2	5	10

Total Recoveries	1	3	5	36

Ending Balance	$6,128	$5,061	$6,128	$5,061
ALLL to total loans	1.20%	1.09%	1.20%	1.09%
Net Charge offs to average loans	0.04%	0.00%	0.96%	0.00%
The allowance for loan and lease losses totaled $6.1 million at September 30, 2008 compared to $8.2 million at December 31, 2007 and $5.1 million at September 30, 2007. The Company’s allowance for loan losses was 1.20% of total loans at September 30, 2008 and 1.09% at September 30, 2007. Provisions for loan losses for the quarter ended September 2008 were $1,300,000 compared to $115,000 for the same quarter in 2007. Provision for loan and lease losses of $2,900,000 were provided for the nine-months ended September 30, 2008 compared with $121,000 for the same nine-month period of 2007.
The Company continues to be aggressive in identifying non-performing assets. Since the beginning of the fourth quarter 2007, the Company has provided $6.1 million in provisions for loan and lease losses. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans.
Impairment reviews have resulted in write-downs of $4.8 million during the first nine months of 2008. These write-downs are largely related with two non-performing residential tract sub-divisions which have been in non accrual status since year end 2007.
The Company’s ratio of non-performing assets to total assets was 1.73% at September 30, 2008, compared to 2.01% at December 31, 2007 and 0.00% at September 30, 2007.
The Company booked $4.9 million in OREO in the third quarter of 2008 compared to $0 through the first nine months of 2007 (See page 36 for specific details on OREO). The capital ratios of Redding Bank of Commerce continue to be above the well-capitalized guidelines established by bank regulatory agencies.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	September 30,	June 30,	March 31,	December 31,	September 30,
Dollars in thousands, except for per share data	2008	2008	2008	2007	2007

Interest income:
Interest and fees on loans	$8,252	$8,171	$9,131	$9,355	$9,350
Interest on tax-exempt securities	308	302	274	293	324
Interest on U.S. government securities	582	533	481	639	798
Interest on federal funds sold and securities purchased under agreements to resell	116	90	58	101	190
Interest on other securities	13	23	22	23	22

Total interest income	9,271	9,119	9,966	10,411	10,684
Interest expense:
Interest on demand deposits	514	498	750	800	791
Interest on savings deposits	543	360	290	331	359
Interest on certificates of deposit	1,963	2,238	2,376	2,637	2,702
Securities sold under repurchase agreements	32	35	84	165	289
Interest on FHLB and other borrowings	662	781	731	623	628
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	317	161	315	271	274

Total interest expense	4,031	4,073	4,546	4,827	5,043
Net interest income	5,240	5,046	5,420	5,584	5,641
Provision for loan and lease losses	1,300	1,000	600	3,170	115
Net interest income after provision for loan and lease losses	3,940	4,046	4,820	2,414	5,526
Noninterest income:
Service charges on deposit accounts	91	50	62	63	70
Payroll and benefit processing fees	107	99	129	212	90
Earnings on cash surrender value — bank owned life insurance	86	85	83	96	100
Life insurance policy benefits	0	0	0	2,437	0
Net gain on sale of securities available-for-sale	159	194	242	0	0
Net loss on sale of derivative swap transaction	0	0	(225)	0	0
Merchant credit card service income, net	99	97	83	91	109
Mortgage brokerage fee income	2	5	10	0	21
Other income	207	187	181	(6)	136

Total noninterest income	751	717	565	2,893	526
Noninterest expense:
Salaries and related benefits	1,909	1,892	1,949	2,208	2,402
Occupancy and equipment expense	613	640	644	737	635
FDIC insurance premium	113	113	58	12	13
Data processing fees	81	65	78	169	82
Professional service fees	146	133	118	365	216
Payroll processing fees	26	27	33	27	25
Deferred compensation expense	118	113	111	108	105
Stationery and supplies	50	80	62	116	34
Postage	32	38	34	32	39
Directors’ expense	81	94	48	105	86
Other expenses	443	418	430	649	391

Total noninterest expense	3,612	3,613	3,565	4,528	4,028
Income before provision for income taxes	1,079	1,150	1,820	779	2,024
Provision for income taxes	362	244	591	(910)	693
Net income	$717	$906	$1,229	$1,689	$1,331

Basic earnings per share	$0.08	$0.10	$0.14	$0.19	$0.15
Weighted average shares — basic	8,711	8,748	8,719	8,755	8,904
Diluted earnings per share	$0.08	$0.10	$0.14	$0.19	$0.15
Weighted average shares — diluted	8,713	8,751	8,748	8,802	8,929
Cash dividends per share	$0.08	$0.08	$0.08	$0.08	$0.08

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
During the quarter ended September 30, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
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

BANK OF COMMERCE HOLDINGS
(Registrant)

Date: November 7, 2008	/s/ Linda J. Miles Linda J. Miles
Executive Vice President and
Chief Financial Officer