Form 10-K
period 2008-12-31
Bank of Commerce Holdings
filed 2009-03-13
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of the last day of the second fiscal quarter of 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was ($41,847,856) based on the closing sale price of $6.96 as reported on the NASDAQ National Market (National Association of Securities Dealers Automated Quotation System National Market System) as of June 30, 2008.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at February 28, 2009
Preferred Stock, $1,000 par value	17,000
Common Stock, No par value per share	8,711,495
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders	Part III
To be held May 12, 2009 (Proxy Statement)

Bank of Commerce Holdings Form 10-K

Documents Incorporated By Reference
Items numbered 10 (as to directors), 11 and 12 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2009 Annual Meeting of Shareholders. The 2009 Annual Meeting of Shareholders will be held on Tuesday, May 12, 2009.

PART I
Item 1. BUSINESS
Bank of Commerce Holdings (the “Holding Company”) is a corporation organized under the laws of California and a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce™, Roseville Bank of Commerce™, and Bank of Commerce Mortgage™, and for other banking or banking-related subsidiaries which the Holding Company may establish or acquire (collectively the “Company”). The Holding Company also has two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The Company is listed on the NASDAQ National Market under the trading symbol BOCH (Bank of Commerce Holdings).
The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates five full service facilities in two diverse markets in Northern California. Bank of Commerce is proud of its reputation as Northern California’s premier bank for business. During 2007, the Company re-branded “Bank of Commerce| Bank of Choice™” reflecting a renewed commitment to making Bank of Commerce the bank of choice™ for local businesses with a fresh focus on family and personal finances.
The Mortgage subsidiary, Bank of Commerce Mortgage™, an affiliate of Bank of Commerce, principal business is mortgage brokerage services. The subsidiary has an affiliated business agreement with BWC Mortgage Services. Under the terms of the agreement, BWC Mortgage Services underwrites or brokers mortgage products, manages the independent contractors, supporting staff, and broker relationships with secondary market lenders. Bank of Commerce Mortgage, through this agreement, provides office space, equipment, and marketing support for the mortgage brokerage business. All loans are sold in the secondary market. Bank of Commerce Mortgage™ pays ten percent of gross premiums earned to BWC Mortgage Services.
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
At December 31, 2008, the Company had assets of $774 million, loans of $519 million, deposits and borrowings of $689 million and stockholder’s equity of $63 million.
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
Preferred Stock
Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Certificate of Determination described in Item 5.03). After three years, the Company may, at our option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $17 million from “qualified equity offerings” announced after November 14, 2008, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.
The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of the Treasury Department at any time, we have agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”) may be issued. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury Department may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.
In the Securities Purchase Agreement, the Company agreed that, until such time as the Treasury Department ceases to own any securities acquired from us pursuant to the Securities Purchase Agreement, the Company will take all necessary action to ensure that our benefit plans with respect to our senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, our senior executive officers that do not comply with EESA. The applicable executives have consented to the foregoing.
Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (2) redeem, purchase or acquire any shares of the Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.
Capital Purchase Plan participants may “opt out” by repaying the capital without raising additional capital subject to consultation with the appropriate Federal regulator.
Junior Subordinated Debentures
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.2 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the Trust Notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The Trust Notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2008 was 8.12%. The rate increases are capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the Trust Notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date. During the third quarter 2005, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust II (the “grantor trust”), which issued $10.3 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “Trust Notes”).
All of the issuance will qualify as Tier 1 or Tier 2 capital under Federal Reserve Board guidelines. The issuance is priced at a fixed rate for the first five years at 6.12%.

Primary Market Areas
The Company operates in two distinct markets. Bank of Commerce | Redding has historically been the leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market, the location of Roseville Bank of Commerce™. Management believes that the two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities.
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
The services offered by the Mortgage Company include single and multi-family residential new financing, refinancing and equity lines of credit. All mortgage products originated through the Mortgage Company are brokered and are not maintained on the bank’s books.
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
Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (2) redeem, purchase or acquire any shares of the Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.

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
Capital Standards
In the United States of America, banks, thrifts and bank holding companies are subject to minimum regulatory capital requirements. Specifically, U.S. banking organizations must maintain a minimum leverage ratio and two minimum risk-based ratios. The leverage ratio measures regulatory capital as a percentage of average on-balance-sheet assets as reported in accordance with accounting principles generally accepted in the United States of America (GAAP). The risk-based ratios measure regulatory capital as a percentage of both on- and off-balance-sheet credit exposures with some gross differentiation based on perceived credit risk. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.
The current U.S. risk-based capital requirements are based on an internationally agreed framework for capital measurement that was developed by the Basel Committee on Banking Supervision (“BSC”) in 1988. The international framework (the “1988 Accord”) accomplished several important objectives. It strengthened capital levels at large, internationally active banks and fostered international consistency and coordination. The 1988 Accord also reduced disincentives for banks to hold liquid, low risk assets. By requiring banks to hold capital against off-balance-sheet exposures, the 1988 Accord represented a significant step forward for regulatory capital measurement. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%. The Company exceeds the minimum requirements. As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
Over the past 15 years the world’s financial system has become increasingly more complex and the BSC has been working for several years to develop a new regulatory capital framework that recognizes new developments in financial products, incorporates advances in risk measurement and management practices, and more precisely assesses capital charges in relation to risk (the “New Accord”).
Overview of the New Accord
The New Accord encompasses three elements: minimum regulatory capital requirements, supervisory review, and market discipline. Under the first element, a banking organization must calculate capital requirements to credit risk, operational risk and market risk. The New Accord does not change the definition of what qualifies as regulatory capital, the minimum risk-based capital ratio, or the methodology for determining capital charges for market risk. The New Accord does provide several methodologies for determining capital requirements for both credit and operational risk. For credit risk there are two general approaches; the standardized approach (based on the 1988 Accord) and the internal ratings-based (IRB) approach, which uses the institution’s internal estimates of key risk drivers to derive capital requirements.
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

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

		Actual	Well Capitalized	Minimum Capital
December 31, 2008	Capital	Ratio	Requirement	Requirement
The Company Leverage	$73,983,019	10.66%	n/a	4.0%
Tier 1 Risk-Based	73,983,019	11.87%	n/a	4.0%
Total Risk-Based	81,787,582	13.12%	n/a	8.0%

Redding Bank of Commerce Leverage	$72,204,835	10.45%	5.0%	4.0%
Tier 1 Risk-Based	72,204,835	11.58%	6.0%	4.0%
Total Risk-Based	80,009,398	12.84%	10.00%	8.0%
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

Recently Enacted Accounting Rules
On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, to certain perpetual preferred securities. The OCA concluded that it would not object to a registrant applying an ‘other-than-temporary’ impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. At present, the Company does not hold any perpetual preferred securities.
On October 10, 2008, the FASB issued FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FAS 157-3 is a FASB Staff Position that clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” for a non-active market and provides an illustrative example of key considerations in determining the fair value of financial assets under such conditions. FAS 157-3 is currently under management review with the impact on the Company yet to be determined.
On September 12, 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Because the FSP amends only the disclosure requirements for credit derivatives and certain guarantees, the adoption of the FSP will not affect the Company’s consolidated financial results.
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

Competition
The financial services industry in which the Company engages in is highly competitive. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative deliver channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits, customer convenience and technological advances.
Securities firms, insurance companies and brokerage houses that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type will significantly change the competitive environment in which we conduct business.
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
Employees
As of February 1, 2009, the Company employed 120 full-time equivalent employees. Of these employees, 29 were employed in the Roseville market and 91 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

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
Dependence on Real Estate
At December 31, 2008, approximately 70% of the loans of the Company were secured by real estate. The value of the Company’s real estate collateral has been, and could in the future be adversely affected by any economic recession and any resulting adverse impact on the real estate market in California. See “Economic Conditions and Geographic Concentration.”
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At December 31, 2008, commercial real estate and construction loans comprised approximately 42% and 16%, respectively, of the total loans in the portfolio of the Company. At December 31, 2008, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Economic Conditions and Geographic Concentration.”
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
Interest Rate Risk
The income of the Company is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Company’s preference of using variable rate pricing on the majority of its loan portfolio and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits.

These changes also affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Quantitative and Qualitative Disclosure about Market Risk.”
Potential Volatility of Deposits
At December 31, 2008, time certificates of deposit in excess of $100,000 represented approximately 30.0% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis. Approximately $64.0 million of the $168.8 million in time certificates of deposit over $100,000 act as core deposits with over five years history of rollover with the Company.
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
Economic Conditions and Geographic Concentration
The Company’s operations are located and concentrated in California, particularly the counties of El Dorado, Placer, Shasta and Sacramento, and are likely to remain so for the foreseeable future. At December 31, 2008, approximately 70% of the Bank’s loan portfolio consisted of real estate related loans, most of which were related to collateral located in California. Some purchased 1-4 family and home equity loans are outside of the State. A change in California economic and business conditions will adversely affect the performance of these loans. Deterioration in economic conditions could have a material adverse effect on the quality of the loan portfolio of the Bank and the demand for its products and services. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. California real estate is also subject to certain natural disasters, such as earthquakes, floods and mudslides, which are typically not covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may make it difficult or impossible for borrowers to repay loans made by the Company.
Reliance on Key Employees and Others
As of February 1, 2009, the Company employed 120 employees. The Company considers employee relations to be excellent. A collective bargaining group represents none of the employees of the Company or its subsidiaries. Failure of the Company to attract and retain qualified personnel could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does maintain life insurance with respect to eight of its officers with regard to a salary continuation plan.

Adequacy of Allowance for Loan and Lease Losses (ALLL)
The Company’s allowance for loan and lease losses was $8.4 million, or 1.60% of total loans at December 31, 2008. Material future additions to the allowance for loan losses might be necessary if material adverse changes in economic conditions occur and the performance of the loan portfolio of the Company deteriorates. In addition, future additions to the Company’s allowance for loan and lease losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Company’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the FDIC in this regard during the second quarter of 2008. Increases in the provisions for loan losses and foreclosed assets could adversely affect the Bank’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Loan and Lease Losses (ALLL).”
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
Shares Eligible for Future Sale
As of February 28, 2009, the Company had 8,711,495 shares of Common Stock outstanding, of which 6,409,494 shares are eligible for sale in the public market without restriction and 2,302,001 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 310,930 shares of the issued and outstanding shares of common stock at exercise prices ranging from $5.42 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 and 2008 Stock Option Plans. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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
During the first quarter 2009, the Company has filed regulatory applications to close the Sutter Bank of Commerce™ division. Approval has been granted and the Company will close this division on April 17, 2009.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the quarter ended December 31, 2008 to a vote of the Company’s security holders.

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
The principal market on which the Common Stock is traded is the NASDAQ National Market. The Common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2008	$8.59	$6.00	211,299
June 30, 2008	$8.34	$6.10	71,390
September 30, 2008	$6.95	$5.50	89,184
December 31, 2008	$6.60	$3.92	135,589

March 31, 2007	$12.29	$10.98	112,197
June 30, 2007	$12.50	$10.82	55,221
September 30, 2007	$11.54	$9.45	447,215
December 31, 2007	$11.64	$8.45	381,865
We believe there were approximately 676 stockholders of the Company’s common stock as of December 31, 2008, including those held in street name, and the market price on that date was $4.23 per share. Cash dividends of $0.08, $0.08, $0.08 and $0.08 were paid on January 11, 2008, April 11, 2008, July 11, 2008 and October 10, 2008, respectively, to stockholders of record as of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008.Cash dividends of $0.09, $0.08, $0.08 and $0.08 per share was paid on January 12, 2007, April 13, 2007, July 13, 2007 and October 12, 2007, respectively, to stockholders of record as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.
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

Equity Compensation Plan Information
The following chart sets forth information for the fiscal year ended December 31, 2008, regarding equity based compensation plans of the Company.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)).
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	298,080	$6.35	588,500
Equity compensation plans not approved by security holders	None	None	None

Total	298,080	$6.35	588,500
During 2008, the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total number of	Maximum number of
			shares purchased as	shares that may yet
	(a)	(b)	part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
01/01/08 - 01/31/08	34,452	$8.50	34,452	24,348
02/01/08 - 02/29/08	24,348	$8.92	24,348	0
Total 2008	58,800	$8.57	58,800	0

Stock Price Performance Graph
The following graph compares the Company’s cumulative total return to shareholders during the past five years with that of the Standard & Poor’s 500 Composite Stock Index (the “S&P”) and the SNL Securities $500-$1 billion Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of the Company’s Common Stock.
Bank of Commerce Holdings
Five — Year Performance Graph
Stock Performance Graph (1)

SNL Securities LC (C)2008	(804) 977-1600

(1)	Assumes $100 invested on December 31, 2003, in the Company’s Common Stock, the NASDAQ, the S&P 500 and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data set forth below for the five years ended December 31, 2008, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)	2008	2007	2006	2005	2004
Statements of Income
Total Interest Income	$37,690	$41,128	$37,610	$27,864	$20,996
Net Interest Income	$21,348	$22,012	$22,035	$20,238	$16,887
Provision for Loan Losses	$6,520	$3,291	$226	$448	$554
Total Noninterest Income	$2,623	$4,535	$1,928	$2,124	$2,196
Total Noninterest Expense	$15,296	$15,744	$13,333	$11,749	$10,620
Total Revenues	$40,313	$45,753	$39,539	$29,988	$23,192
Net Income	$2,194	$6,107	$6,568	$6,278	$4,978

Balance Sheets
Total Assets	$774,214	$618,327	$583,442	$511,644	$438,545
Total Net Loans	$518,947	$486,283	$408,989	$363,305	$318,801
Allowance for Loan Losses	$8,429	$8,233	$4,904	$4,316	$3,866
Total Deposits	$555,282	$473,631	$439,407	$372,116	$352,878
Stockholders’ Equity	$62,578	$46,164	$43,916	$39,138	$35,283

Performance Ratios [1]
Return on Average Assets [2]	0.33%	1.04%	1.20%	1.34%	1.22%
Return on Average Stockholders’ Equity [3]	4.99%	13.39%	15.59%	18.35%	18.18%
Dividend Payout	127.04%	46.47%	40.36%	35.74%	39.29%
Average Equity to Average Assets	8.91%	9.43%	9.49%	9.43%	7.91%
Tier 1 Risk-Based Capital-Bank [4]	11.58%	9.97%	11.42%	12.08%	10.80%
Total Risk-Based Capital-Bank	12.84%	11.22%	12.54%	13.11%	11.88%
Net Interest Margin [5]	3.47%	3.98%	4.26%	4.59%	4.45%
Average Earning Assets to Total Average Assets	92.86%	93.74%	94.20%	94.04%	92.62%
Nonperforming Assets to Total Assets [6]	2.98%	2.01%	0.00%	0.08%	0.54%
Net Charge-offs to Average Loans	1.22%	.00%	-.09%	0.00%	0.12%
Allowance for Loan Losses to Total Loans	1.60%	1.66%	1.18%	1.17%	1.20%
Nonperforming Loans to Allowance for Loan Losses	239.10%	150.72%	0.00%	9.15%	61.64%
Efficiency Ratio [7]	63.81%	59.31%	55.64%	52.54%	55.65%
Share Data
Average Common Shares Outstanding — basic	8,713	8,858	8,760	8,600	8,283
Average Common Shares Outstanding — diluted	8,724	8,938	8,932	8,845	8,703
Book Value Per Common Share	$5.23	$5.27	$4.96	$4.52	$4.27
Basic Earnings Per Common Share	$0.25	$0.69	$0.75	$0.73	$0.60
Diluted Earnings Per Common Share	$0.25	$0.68	$0.74	$0.71	$0.57
Cash Dividends Per Common Share [8]	$0.32	$0.33	$0.29	$0.26	$0.23

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average stockholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on pages 42-43..

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

[8]	Cash dividends declared during the current fiscal year

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
It is the vision of the Company to remain independent, expanding its presence through internal growth and the addition of strategically important full service and focused service locations. The Company will pursue attractive opportunities to enter related lines of business as well as the possibility of acquiring financial institutions with complementary lines of business. The Company will continue its expansion into the profitable markets, building franchise value. The Company will distinguish itself from the competition by a commitment to efficient delivery of products and services in its target markets — businesses and professionals, while maintaining personal relationships with mutual loyalty.
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
We define risks to include not only credit, market and liquidity risk, the traditional concerns for financial institutions, but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company.

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
Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 10.5 years.
Liquidity is generated from liabilities through deposit growth and federal home loan bank borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.
The Company also had available correspondent banking lines of credit through correspondent relationships totaling approximately $20.0 million and available secured borrowing lines of approximately $58.0 million with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of the Company’s operations.
The Company’s liquid assets (cash and due from banks, federal funds sold and available-for-sale securities) totaled $216.9 million or 28.0% of total assets at December 31, 2008, $90.1 million or 14.5% of total assets at December 31, 2007 and $134.9 million or 23.1% of total assets at December 31, 2006. In 2008, the Holding Company’s primary source of funding was exercises of stock options and dividends. The Holding Company expects to receive dividends from the Bank in 2009. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)
To accommodate future growth and business needs, the Company develops an annual capital expenditure budget during strategic planning sessions. The Company expects that the earnings of the Company, acquisition of core deposits and wholesale borrowing arrangements are sufficient to support liquidity needs in 2009.
Federal Home Loan Bank borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2008, the Company’s FHLB long-term advance was fixed rate. At December 31, 2008 the Company’s FHLB short-term advances were a fixed term borrowing without call or put features, fixed rates. At December 2008, the Company had $120 million in FHLB advances outstanding compared to $60 million at December 31, 2007.

	2008	2007	2006

Securities sold under agreements to repurchase with weighted average interest rates of 0.62%, 2.84% and 4.00% at December 31, 2008, 2007 and 2006, respectively	13,853,255	$15,513,211	$37,116,610

Federal Home Loan Bank borrowings with weighted average interest rates of 2.41%, 4.30% and 5.64% at December 31, 2008, 2007 and 2006, respectively	120,000,000	60,000,000	40,000,000

Total FHLB borrowings	$133,853,255	$75,513,211	$77,116,610

	2008	2007	2006

Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$14,581,881	$46,417,358	$37,116,610
Average balance during the year	13,038,870	32,237,000	29,708,000

Weighted average interest rate during year	1.32%	3.65%	3.84%
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$120,000,000	$60,000,000	$80,000,000
Average Balance during the year	83,048,645	46,630,462	59,059,300
Weighted average interest rate during year	3.40%	5.20%	5.21%
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
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004	2003

Beginning Balance:	$8,233	$4,904	$4,316	$3,866	$3,675	$3,529

Provision for loan losses	6,520	3,291	226	448	554	515
Charge-offs:
Commercial & Financial	(1,007)	(0)	(274)	(83)	(367)	(379)
Real Estate	(5,322)	(0)	(0)	(0)	(0)	(0)
Other	(0)	(0)	(25)	(10)	(1)	(1)

Total Charge-offs	(6,329)	(0)	(299)	(93)	(368)	(380)

Recoveries:
Commercial & Financial	0	26	655	93	2	11
Real Estate	5	12	0	0	0	0
Other	0	0	6	2	3	0

Total Recoveries	5	38	661	95	5	11

Net Charge-offs	(6,324)	38	362	2	(363)	(369)

Ending Balance	$8,429	$8,233	$4,904	$4,316	$3,866	$3,675

Allowance for loan losses to total loans	1.60%	1.66%	1.18%	1.17%	1.20%	1.30%

Net Charge-offs to average loans	1.22%	.00%	-.09%	.00%	.12%	.13%
Provisions for loan and lease losses increased significantly during the fourth quarter 2008 related to real estate development loans that were placed into non-accrual status. Elevated provisions are associated with an aggressive reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans. The provisions for loan and lease losses increased to $6,520,000 for 2008 versus $3,291,000 in 2007. Net losses were approximately $6,324,000 compared to recoveries of approximately $38,000 in 2007. The Company’s allowance for loan losses was 1.60% of total loans at December 31, 2008 compared to 1.66% of total loans a year ago. The drop in ratio of allowance to total loans is directly related to the increase in outstanding loans at December 31, 2008.
Actual and future results of the allowance provisions and charge-offs may differ materially from trends expressed in the table and are beyond the Company’s ability to predict.

Allocation of Allowance for Loan and Lease Losses by product type:

	Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Balance at end of period applicable to:
Commercial and Financial	$3,415	31.11%	$1,722	35.11%	$2,033	30.36%	$1,900	30.76%	$2,087	32.64%
Commercial Real Estate	$2,900	41.31%	$1,512	35.37%	$1,364	41.62%	$1,375	41.11%	$1,149	41.83%
Construction and Development	$1,913	15.97%	$4,594	21.62%	$1,244	26.73%	$936	27.57%	$588	23.95%
Installment Loans	$60	0.03%	$44	0.05%	$28	0.23%	$28	0.53%	$23	0.21%
Other Loans	$116	0.17%	$56	0.25%	$41	0.05%	$0	0.00%	$0	0.00%
Unallocated	$25	11.41%	$305	7.60%	$194	1.01%	$77	0.03%	$19	1.37%

Total Allowance for loan and lease losses	$8,429	100.00%	$8,233	100.00%	$4,904	100.00%	$4,316	100.00%	$3,866	100.00%
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
Securities Portfolio
The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. The Company classifies its securities as “available-for-sale” or “held-to-maturity” at the time of purchase. Generally, all securities are purchased with the intent and ability to hold the security for long-term investment, and the Company has both the ability and intent to hold “held-to-maturity” investments to maturity. The Company does not engage in trading activities. Securities held-to-maturity is carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement the Company’s asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of stockholders’ equity. Gain or loss on sale of securities is based on the specific identification method. During the third quarter 2008, all held-to-maturity securities were transferred to available-for-sale to provide the Company with greater liquidity resources.

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
Critical Accounting Policies
General
The Company’s significant accounting principles are described in Note 2 of the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Bank of Commerce Holdings’ consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of the Company’s accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment.
Valuation of Investments and Impairment of Securities
Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an ‘other-than-temporary’ impairment has occurred. The ALCO Committee reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an ‘other-than-temporary’ impairment (“OTTI”) loss in the results of operations in the period in which the determination occurred.
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary.
Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process.
The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information. The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook.
For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) on the Consolidated Statement of Income.

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
During 2008, the fair value of options granted was determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 32.10%, a risk-fee interest rate of 2.97% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.32 per share per year (current dividend payout), an annual dividend rate of 4.56%, an assumed forfeiture rate of zero and an expected life of seven years.

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

Financial Highlights — Results of Operations
The following discussion and analysis provides a comparison of the results of operations for 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios	2008	2007	2006	2005	2004

Profitability
Return on average assets	0.33%	1.04%	1.20%	1.34%	1.22%
Return on average equity	4.99%	13.39%	15.59%	18.35%	18.18%
Average earning assets to total average assets	92.86%	93.74%	94.20%	94.04%	92.62%
Interest Margin
Net interest margin	3.47%	3.98%	4.26%	4.59%	4.45%
Asset Quality
Allowance for loan losses to total loans	1.60%	1.66%	1.18%	1.17%	1.20%
Nonperforming assets to total assets	2.98%	2.01%	0.00%	0.08%	0.54%
Net charge-offs to average loans	1.22%	0.00%	-0.09%	0.00%	0.12%
Liquidity
Loans to deposits	93.28%	102.67%	93.08%	97.63%	90.34%
Liquidity ratio	22.56%	18.49%	27.96%	23.57%	23.23%
Capital
Tier 1 risk-based capital — Bank	11.58%	9.97%	11.42%	12.08%	10.80%
Total risk-based capital — Bank	12.84%	11.22%	12.54%	13.11%	11.88%
Efficiency
Efficiency ratio	63.81%	59.31%	55.64%	52.54%	55.65%
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
Balance Sheet
Our Company believes that 2008 and beyond may be redefining the financial services industry. Despite the dramatic changes in our industry and the economic environment, Bank of Commerce Holdings achieved solid growth in loans and deposits, and our strength and security continue to compare favorably with our industry peers. During 2008, the focus of the Company has been on strengthening the balance sheet, by providing appropriate reserves, strong capital, and significant liquidity.
Our balance sheet grew by $156.0 million or 25.2% over the prior year end. Loans, the single largest asset of the Company grew by $32.7 million or 6.7%, an all time high for the Company. Deposit growth was up $81.7 million or 17.2% of which $31.1 million was centered in core checking and savings accounts. Our new Buenaventura office in Redding, California surpassed their deposit goals in only eight months after opening its doors.
Management has taken aggressive actions through the year in provisioning for loan losses, charging down impairments and keeping an attentive eye on expenses. 2008 was an extremely challenging year for credit, and management took an aggressive stance in recognizing impaired loans.

The Commercial and Industrial portfolio is performing well given the current market conditions while real estate development properties and construction related lending remains under stress. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of higher energy prices and higher unemployment levels. Net charge offs were $6.3 million at December 31, 2008 compared to net recoveries of approximately $38,000 in 2007. The charge-offs were centered in real estate development loans. One development property was taken into other real estate owned (OREO). OREO was $2.9 million at December 31, 2008 and zero at December 31, 2007. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Elevated provisions are associated with an aggressive reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans. Our Company has provided $6.5 million in provisions for loan and lease losses compared to $3.3 million a year ago. The Company’s allowance for loan losses was 1.60% of total loans at December 31, 2008 compared to 1.66% of total loans a year ago.
Our Company continues to maintain a relatively low-risk, liquid and valuable available-for-sale investment portfolio. We were fortunate in not holding any equity investments in Freddie Mac, Fannie Mae, Lehman Brothers or other corporate investments that would have resulted in an “other-than-temporary impairment” write down. During the fourth quarter 2008, the Company leveraged an investment transaction by borrowing an additional $50.0 million from the FHLB and investing in high quality government mortgage backed securities.
The capital ratios of Bank of Commerce continue to be above well-capitalized guidelines established by regulatory agencies. With our strong capital position, we find significantly more opportunities now for acquisitions, portfolio purchases and attractive loan and asset purchases. The Company announced approval of its application for the United States Treasury to invest $17.0 million in the Company’s preferred stock and common stock warrants. The U.S. Treasury introduced the Capital Purchase Program on October 14, 2008, under which the Treasury will make up to $250 billion in equity capital available to qualifying healthy financial institutions. Bank of Commerce Holdings has qualified for this highly selective program and received the capital investment in November of this year.
On October 14, 2008, the FDIC expanded deposit insurance coverage with the new Transaction Account Guarantee Program under its Temporary Liquidity Guarantee Program. The new program provides customers of financial institutions that choose to participate in it full FDIC insurance for all deposit balances in noninterest-bearing transaction deposit accounts through December 31, 2009. Bank of Commerce has opted to participate in this program to provide an additional level of security to our customers.
Sources of Income
The Company derives its income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The income of the Company depends to a great extent on net interest income. These interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Company’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Company is considered asset sensitive. Consequently, the Company is adversely affected by declining interest rates.
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
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The Company reported net income of $2.19 million for the year ended December 31, 2008, representing a decrease of approximately $3.91 million or 64.1%, over net income of $6.10 million for the year ended December 31, 2007.
The decrease can be primarily attributed to the build up of provisions for loan losses of $6.52 million and a reduction of $2.4 million in revenues attributed to key life proceeds received in the prior year.
During the fourth quarter 2008, the Company increased provisions for loan and lease losses significantly in relation to two real estate development loans. The Company’s provision for loan and lease losses increased to $6,520,000 in 2008 from $3,291,000 in 2007. Credit quality deterioration through impairment reviews on two credits within the portfolio was the principal factor for current period provisions. Non performing assets as a percentage of total assets increased to 2.98% compared with 2.01% in 2007.
Return on average assets (ROA) was 0.33% and return on average common equity (ROE) was 4.99% in 2008 compared with 1.04% and 13.39% respectively in 2007. Diluted earnings per share for 2008 and 2007 were $0.25 and $0.68, respectively, a decrease of 63.0% in 2008 over 2007. The Company’s average total assets increased to $662.3 million in 2008 or 11.2% from $595.3 million in 2007. Total deposits grew by $81.6 million or 17.2% primarily in core savings accounts followed by certificates of deposit. Total net loans grew by $32.6 million or 6.7%.
Yields on portfolio loans decreased 179 basis points to 6.47% compared to 8.26% in 2007. Yields on all earning assets decreased 132 basis points to 6.13% compared to 7.45% in 2007. The income of the Company is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of the Company’s practice of using variable rate pricing on the majority of its loan portfolio and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, the Company is generally adversely affected by declining interest rates.
Funding costs decreased 106 basis points to 3.02% compared with 4.08% in 2007, reflective of the current lower cost rate environment.

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
Yields on portfolio loans increased 04 basis points to 8.26% compared to 8.22% in 2006. Yields on all earning assets increased 18 basis points to 7.45% compared to 7.27% in 2006. Likewise, funding costs increased 39 basis points to 4.08% compared with 3.69% in 2006, reflective of the competition for deposits.
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
Net interest income decreased $665,000 to $21.34 million in 2008 compared to $22.01 million in 2007 and $22.03 million in 2006, representing a 3.02% decrease in 2008 over 2007, and a 0.10% decrease in 2007 over 2006. The average balance of total earning assets increased to $615.0 million in 2008 compared to $552.9 million in 2007, an 11.4% increase.

The following table sets forth the Company’s daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

(Dollars in thousands)	2008			2007			2006

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Interest Earning Assets
Portfolio loans	$518,759	$33,582	6.47%	$437,217	$36,134	8.26%	$394,152	$32,394	8.22%
Tax-exempt securities	24,399	1,197	4.91%	30,727	1,229	4.00%	21,112	787	3.73%
US government securities	13,637	553	4.06%	26,782	1,112	4.15%	39,576	1,593	4.03%
Mortgage backed securities	37,328	1,916	5.13%	43,122	1,973	4.58%	42,476	1,828	4.30%
Federal funds sold	17,987	303	1.68%	13,099	681	5.20%	17,124	872	5.09%
Other securities	2,918	139	4.76%	2,000	90	4.50%	3,075	136	4.42%

Average Earning Assets	$615,028	$37,690	6.13%	$552,947	$41,219	7.45%	$517,515	$37,610	7.27%

Cash & due from banks	16,298			14,273			14,113
Bank premises and fixed assets	11,097			10,155			6,878
Other assets	19,866			17,986			11,022

Average Total Assets	$662,289			$595,361			$549,528

Interest Bearing Liabilities
Interest bearing demand	$138,743	$2,173	1.57%	$121,281	$2,735	2.26%	$108,066	$1,504	1.39%
Savings deposits	56,914	1,576	2.77%	39,565	1,216	3.07%	24,633	289	1.17%
Certificates of deposit	234,493	8,552	3.65%	215,511	10,571	4.91%	190,568	8,486	4.45%
Repurchase Agreements	13,043	173	1.33%	32,237	1,177	3.65%	29,708	1,138	3.83%
Other borrowings	98,518	3,868	3.93%	62,095	3,507	5.65%	69,014	4,158	6.02%

Average Interest Liabilities	$541,711	$16,342	3.02%	$470,689	$19,206	4.08%	$421,989	15,575	3.69%

Noninterest bearing Demand	70,933			72,545			79,245
Other liabilities	5,660			6,502			6,154
Stockholders’ equity	43,985			45,625			42,140

Average Liabilities and Stockholders’ equity	$662,289			$595,361			$549,528

Net Interest Income and Net Interest Margin		$21,348	3.47%		$22,013	3.98%		$22,035	4.26%

Interest income on loans includes fee income of approximately $77,000, $241,000 and $429,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

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
Analysis of Changes in Net Interest Income
Years ended December 31,

(Dollars in thousands)	2008 over 2007				2007 over 2006

	Variance due to	Variance due to		Variance due to	Variance due to
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total

Increase (Decrease)
In Interest Income:
Portfolio loans	$5,279	(7,831)	($2,552)	$3,559	180	$3,739
Tax-exempt securities	(310)	278	(32)	385	57	442
US government securities	(533)	(26)	(559)	(531)	50	(481)
Mortgage backed securities	(297)	240	(57)	30	115	145
Federal funds sold	82	(460)	(378)	(209)	18	(191)
Other securities	44	5	49	(48)	2	(46)

Total Increase (Decrease)	4,265	(7,794)	(3,529)	3,186	422	3,608

(Decrease) Increase
In Interest Expense:
Interest bearing demand	273	(835)	(562)	298	933	1,231
Savings accounts	480	(120)	360	459	468	927
Certificates of deposit	692	(2,711)	(2,019)	1,223	862	2,085
Repurchase agreements	(255)	(749)	(1,004)	92	(53)	39
Other borrowings	1,228	(867)	361	(1,683)	1,032	(651)

Total Increase (Decrease)	2,418	(5,282)	(2,864)	389	3,242	3,631

Net Increase (Decrease)	1,847	(2,512)	(665)	$2,797	$(2,820)	$(23)

Noninterest Income
     The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2008	2007	2006

Noninterest income:
Service charges on deposit accounts	$311	$278	$346
Payroll and benefit processing fees	453	383	386
Earnings on cash surrender-
Bank owned life insurance	340	331	329
Life Insurance policy benefits	0	2,400	0
Net realized gain (loss) on sale of securities available-for-sale	628	46	(171)
Net loss on sale of derivative swap transaction	(225)	0	0
Net gain on sale of loans	0	0	90
Merchant credit card service income, net	364	388	380
Mortgage brokerage fee income	21	50	71
Other income	731	659	497

Total Noninterest income	$2,623	$4.535	$1,928

Total noninterest income in 2008 was $2.6 million compared to $4.5 million in 2007 and $1.9 million in 2006. The Company’s noninterest income consists of earnings on key life, payroll and benefit processing fees, gains on sales of investment securities, processing fees for merchants who accept credit card payments for goods and services, service charge on deposit accounts, mortgage servicing fees and other service fees. A significant portion of the drop in other noninterest income in 2008 is attributed to the recorded life insurance policy benefits of $2.4 million during 2007. Payroll and benefit processing fees increased by 18.3% or $70,000 over the prior period related to increased processing services. The Company recorded gains of $628,000 in sales of investment securities during 2008, relating to interest rate risk management positions and increasing liquidity positions. In addition, the Company recorded a net loss of $225,000 to cancel a derivative swap transaction during the first quarter of 2008.
For the year ended December 31, 2008, non-interest income represented 6.5% of the Company’s revenues (interest income plus noninterest income) versus 9.9% in 2007 and 4.9% in 2006.
Noninterest Expense
     The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Years Ended December 31,

	2008	2007	2006

Salaries & related benefits	$7,751	$8,666	$8,020
Occupancy & equipment expense	2,501	2,373	1,846
OREO expense	735	0	0
FDIC insurance premium	383	51	48
Data processing fees	276	395	216
Professional service fees	667	1,027	684
Payroll and benefit fees	116	108	104
Deferred compensation expense	461	411	369
Stationery & supplies	262	257	231
Postage	134	138	113
Directors’ expenses	294	312	243
Other expenses	1,716	2,006	1,459

Total Noninterest expense	$15,296	$15,744	$13,333

Noninterest expense consists of salaries and related employee benefits, occupancy and equipment expenses, data processing fees, professional fees, directors’ fees and other operating expenses. The decrease in salary and related benefits is related to a one-time severance package paid during 2007. FDIC insurance premiums grew significantly up $332,000 over the prior year and are expected to continue to grow through 2009 and beyond.
After a property is taken into OREO future write-downs in value will be reflected in other operating expense. The $735,000 write-down taken in the fourth quarter 2008 reflects The Company’s current valuation of the OREO. OREO consists of one commercial development property valued at $2.9 million.
Professional fees declined in 2008 by 35.0% or $360,000 related the prior year investment in new logos, marketing support and the development of our new Buenaventura office located in Redding, California.
Income Taxes
The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans.
During 2007 — 2008, the Company has participated in a California Affordable Housing project which affords federal and state tax credits. Increases and decreases in the provision for taxes reflect changes in the Company’s income before taxes.
     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,

(Dollars in thousands)	2008	2007	2006

Income tax provision	($40)	$1,405	$3,837
Effective tax rate	-1.83%	18.7%	36.9%
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

	As of December 31,
(Dollars in thousands)	2008	%	2007	%	2006	%	2005	%	2004	%

Commercial & industrial	$164,083	31.11%	$173,704	35.11%	$125,725	30.36%	$115,401	31.36%	$105,545	32.64%
Real Estate-construction	84,218	15.97%	106,977	21.62%	110,693	26.73%	105,094	28.56%	77,439	23.95%
Real Estate-commercial	217,914	41.31%	175,013	35.37%	159,370	38.48%	129,202	35.11%	128,317	39.69%
Real Estate- mortgage	20,285	3.85%	10,787	2.18%	4,278	1.04%	3,669	1.00%	4,423	1.37%
Real Estate — other	39,915	7.57%	26,818	5.42%	12,986	3.14%	13,790	3.75%	6,943	2.14%
Installment	145	0.03%	226	0.05%	202	0.05%	439	0.12%	300	0.10%
Other loans	903	0.16%	1,223	0.25%	937	0.20%	446	0.10%	353	0.11%

Gross Loans	527,463	100.00%	494,748	100.00%	$414,191	100.00%	$368,041	100.00%	$323,320	100.00%
Less:
Deferred loan fees and costs	87		232		298		420		653
Allowance for Loan losses	8,429		8,233		4,904		4,316		3,866

Net Loans	$518,947		$486,283		$408,989		$363,305		$318,801

Net portfolio loans increased $32.6 million or 6.7%, to $518.9 million at December 31, 2008 over $486.3 million at December 31, 2007. The increase is primarily due to increased activity in the commercial real estate sector, mortgage and other real estate. Commercial real estate increased $42.9 million with the balance of other real estate loans decreasing. Other real estate reflects an increased investment in home equity lines of credit. The portfolio mix remained consistent with the prior year. The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming and impaired loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured.
Nonperforming Assets
The following table sets forth a summary of the Company’s nonperforming and impaired loans and other assets as of the dates indicated:

(Dollars in thousands)	As of December 31,

	2008	2007	2006	2005	2004

Nonaccrual loans	$20,154	$12,409	$0	$372	$2,383
90 days past due and still accruing interest	0	0	0	0	0

Total nonperforming loans	20,154	12,409	0	372	2,383
Other real estate owned	2,934	0	0	0	0

Total nonperforming assets	$23,088	$12,409	$0	$372	$2,383

The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Nonaccrual loans consisted of five credits at year end 2008. The gross interest income that would have been recorded during the period had the loans been current in accordance with their original terms was approximately $147,000. Interest collected prior to non-accrual status was approximately $627,000. The Company’s OREO consists of one commercial development property at $2.9 million during 2008, and $0 for 2007 and 2006.
Loan Maturity Schedule
The following table sets forth the maturity and repricing distribution of the Company’s commercial, real estate and other loans outstanding as of December 31, 2008, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One through
(Dollars in thousands)	Within One Year	Five Years	After Five Years	Total

Commercial & industrial	$77,673	$57,280	$29,130	$164,083
Real Estate — construction	64,494	15,065	4,659	84,218
Real Estate — commercial	7,556	43,656	166,703	217,914
Real Estate — mortgage	206	2,030	18,050	20,285
Real Estate — other	1,729	11,876	26,310	39,915
Installment loans	116	29	0	145
Other loans	858	45	0	903

Total gross loans	$152,632	$129,981	$244,852	$527,463

Loans due after one year with:
Fixed Rates		$57,133	$32,860	$89,993
Variable Rates		72,848	211,992	284,840

Total		$129,981	$244,852	$374,833

Available-for-sale securities
The following table summarizes the contractual maturities of the Company’s securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2008. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			Over One through Five		Over Five through Ten
(Dollars in thousands)	Within One Year		Years		Years		Over Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$1,010	2.19%	$8,000	3.62%	$1,996	5.02%	$5,000	5.42%	$16,006	4.04%
Obligations of state and political subdivisions	0	0.00%	5,377	3.73%	3,974	3.57%	22,827	4.15%	32,178	4.00%
Mortgage backed securities	0	0.00%	5,800	4.08%	6,504	4.19%	71,353	5.34%	83,657	5.42%
Corporate and other bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Bankers Acceptances	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	$1,010	2.19%	$19,177	3.79%	$12,474	4.12%	$99,180	5.29%	$131,841	4.94%

Deposit Structure
The Company primarily obtains deposits from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of the Company’s average daily balances for the periods indicated.

		Years Ended December 31,
(Dollars in thousands)	2008		2007		2006
	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$51,215	0.88%	$61,391	1.58%	$79,885	1.22%
Savings	56,914	2.77%	39,518	3.08%	24,633	1.17%
Money market accounts	87,528	1.97%	59,814	2.95%	28,181	1.90%
Certificates of deposit	234,493	3.65%	215,498	4.94%	190,568	4.45%

Interest bearing deposits	430,150	2.87%	376,221	4.00%	323,267	3.69%
Noninterest bearing deposits	70,933		72,545		79,245

Average Total Deposits	$501,083		$448,766		$402,512

Average Other borrowings	$111,561	3.62%	78,852	4.57%	98,722	5.37%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2008:
Deposit Maturity Schedule

(Dollars in thousands)

2008

Three months or less	$77,037
Three through six months	21,072
Six through twelve months	27,543
Over twelve months	43,158

Total	$168,810

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 are presented in the table.

		Actual	Well Capitalized	Minimum Capital
December 31, 2008	Capital	Ratio	Requirement	Requirement
The Company Leverage	$73,983,019	10.66%	n/a	4.0%
Tier 1 Risk-Based	73,983,019	11.87%	n/a	4.0%
Total Risk-Based	81,787,582	13.12%	n/a	8.0%

Redding Bank of Commerce
Leverage	$72,204,835	10.45%	5.0%	4.0%
Tier 1 Risk-Based	72,204,835	11.58%	6.0%	4.0%
Total Risk-Based	80,009,398	12.84%	10.00%	8.0%
Cash dividends of $0.08, $0.08, $0.08 and $0.08 were paid on January 11, 2008, April 11, 2008, July 11, 2008 and October 10, 2008, respectively, to stockholders of record as of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008.
In September, the Company announced approval of its application for the United States Treasury to invest $17.0 million in the Company’s preferred stock and common stock warrants.

The U.S. Treasury introduced the Capital Purchase Program on October 14, 2008, under which the Treasury will make up to $250 billion in equity capital available to qualifying healthy financial institutions. Bank of Commerce Holdings qualified for this highly selective program and received the capital investment in November of 2008.
The capital investment enabled the Company to leverage investments of $50.0 million in mortgage backed securities intended to support the housing markets, as well as to increase local lending limits to support our communities.
With our strong capital position, we find significantly more opportunities now for loan growth, investment portfolio purchases and attractive loan and asset purchases.
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
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2008 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.
An analysis of the activity in related party loans consists of the following:

	December 31,
	2008	2007

Balance at beginning of year	$3,600,342	$2,849,533
New loan additions	153,737	25,312
Advances on existing lines of credit	826,080	2,184,045
Principal repayments	(405,735)	(1,458,548)

Balance at end of year	$4,174,424	$3,600,342

Impact of Inflation
Inflation affects the Company’s financial position as well as its operating results. It is management’s opinion that the effects of inflation for the three years ended December 31, 2008 on the financial statements have not been material.
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

	December 31,
	2008	2007
Off-balance sheet commitments:
Commitments to extend credit	$156,707,887	$192,815,902
Standby letters of credit	8,556,547	6,627,409
Guaranteed commitments outstanding	1,350,399	1,375,999

	$166,614,833	$200,819,310

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
Commitments and Contingent Liabilities
The Company has certain financial commitments. Future financial commitments are outlined below:
(Dollars in thousands)

		Less than			More than 5	Indeterminate
Contractual Obligations	Total	One Year	1 —3 Years	3—5 Years	years	Maturity (1)
Preferred Stock and Warrants	$17,000	—	—	$17,000	—
Junior Subordinated Debentures	$15,465	—	—	—	$15,465	—
FHLB Borrowings	$120,000	$105,000	$15,000	—	—	—
Operating lease obligations	$2,534	$515	$978	$434	$607	—
Repurchase Agreements	$13,853	$13,853	—	—	—	—
Deposits (1)	$555,282	$169,782	$58,668	$35,846	0	290,986

Total	$724,134	$289,150	$74,646	$53,280	$16,072	$290,986

(1)	Represents interest-bearing and non-interest bearing checking, money market, savings and time accounts.

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

To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. At December 31, 2008, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $741,121 and $1,036,979, respectively. At December 31, 2007, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $330,889 and 675,089, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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
The following table sets forth, as of December 31, 2008, the distribution of repricing opportunities for the Bank’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

	At December 31, 2008
	Within 3	3 Months to	One Year to
(Dollars in thousands)	Months	One Year	Five Years	Over Five Years	Total

Interest-Earning Assets

Held-to-maturity securities	$0	$0	$0	$0	$0
Available-for-sale securities	0	1,010	19,401	111,500	131,911
Federal funds sold	51,475	0	0	0	51,475
Loans, gross	284,735	152,342	57,133	33,253	527,463

Total Interest-earning Assets	$336,210	$153,352	$76,534	$144,753	$710,849

Interest-Bearing Liabilities
Demand — Interest bearing	$71,936	$43,161	$28,774	$0	$143,871
Savings Accounts	40,282	13,427	13,427	0	67,136
Certificates of deposit	84,891	84,881	94,514	0	264,286
Repurchase Agreements	13,853	0	0	0	13,853
Other borrowings	70,000	35,000	15,000	0	120,000

Total Interest-bearing Liabilities	$280,962	$176,469	$151,715	$0	$609,146

GAP in dollars	$55,249	($23,118)	($75,181)	$144,753	$101,703
Cumulative GAP in dollars		$32,131	($43,050)	$101,703
As a percentage of earning assets:
GAP Ratio	1.20	0.87	0.50	0.97	1.17

Cumulative GAP Ratio	1.20	(0.15)	(0.98)	1.00

Gap as % of Earning Assets	7.77%	-3.25%	-10.58%	20.36%	14.31%
Cumulative Gap as % of Earning Assets	7.77%	4.52%	-6.06%	14.31%

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
We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 20 to the Consolidated financial statements, effective January 1, 2008, the Company Adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.”
/s/ Moss Adams LLP
Stockton, California
March 13, 2009

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$33,716,062	$13,839,123
Federal funds sold and securities purchased under agreements to resell	51,475,000	8,395,000

Cash and cash equivalents	85,191,062	22,234,123
Securities available-for-sale (including pledged collateral of $68,735,000 at December 31, 2008 and $61,329,000 at December 31, 2007)	131,686,600	67,906,386
Securities held-to-maturity, at cost (estimated fair value of $0 at December 31, 2008 and $10,632,208 at December 31, 2007)	—	10,558,765
Loans, net of the allowance for loan and lease losses of $8,429,383 at December 31, 2008 and $8,232,970 at December 31, 2007	518,946,461	486,282,571
Bank premises and equipment, net	10,672,211	10,963,975
Other assets	27,717,626	20,381,095

TOTAL ASSETS	$774,213,960	$618,326,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$79,988,122	$75,717,742
Demand — interest bearing	143,871,441	142,820,773
Savings accounts	67,135,736	41,376,296
Certificates of deposit	264,286,604	213,716,486

Total Deposits	555,281,903	473,631,297

Securities sold under agreements to repurchase	13,853,255	15,513,211
Federal Home Loan Bank borrowings	120,000,000	60,000,000
Other liabilities	7,036,161	7,553,559
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,465,000

Total liabilities	711,636,319	572,163,067

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008); 2,000,000 shares authorized; 17,000 shares issued and outstanding in 2008 and no shares outstanding in 2007	16,551,268	—

Common stock, no par value; 50,000,000 shares authorized; 8,711,495 shares issued and outstanding in 2008 and 8,757,445 shares issued and outstanding in 2007	9,649,673	9,995,517
Common Stock Warrant	448,732	—
Retained earnings	36,008,865	36,604,902
Accumulated other comprehensive loss, net of tax	(80,897)	(436,571)

Total stockholders’ equity	62,577,641	46,163,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774,213,960	$618,326,915

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Interest income:
Interest and fees on loans	$33,582,112	$36,134,170	$32,394,766
Interest on tax-exempt securities	1,196,662	1,228,944	786,972
Interest on U.S. government securities	2,468,749	3,084,672	3,421,191
Interest on federal funds sold and securities purchased under agreement to resell	303,227	680,578	871,879
Interest on other securities	138,645	89,686	135,651

Total interest income	37,689,395	41,218,050	37,610,459

Interest expense:
Interest on demand deposits	2,172,704	2,735,170	1,504,180
Interest on savings deposits	1,576,351	1,215,920	288,883
Interest on certificates of deposit	8,552,217	10,570,776	8,485,799
Interest on securities sold under repurchase agreements	172,743	1,177,417	1,138,242
Interest on FHLB borrowings	2,811,982	2,421,636	3,079,432
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trusts	1,056,284	1,084,990	1,078,884

Total interest expense	16,342,281	19,205,909	15,575,420

Net interest income	21,347,114	22,012,141	22,035,039
Provision for loan and lease losses	6,520,000	3,291,250	225,900

Net interest income after provision for loan and lease losses	14,827,114	18,720,891	21,809,139

Noninterest income:
Service charges on deposit accounts	311,266	277,769	345,737
Payroll and benefit processing fees	452,852	382,738	385,867
Earnings on cash surrender value — Bank owned life insurance	340,220	331,251	328,743
Life Insurance policy benefits	—	2,400,000	—
Net gain (loss) on sale of securities available-for-sale	627,879	45,670	(170,524)
Net loss on sale of derivative swap transaction	(225,442)	—	—
Net gain on sale of loans	—	—	89,851
Merchant credit card service income, net	364,391	388,438	380,066
Mortgage brokerage fee income	21,019	49,995	71,350
Other income	731,233	658,893	497,141

Total noninterest income	2,623,418	4,534,754	1,928,231

Noninterest expense:
Salaries and related benefits	7,750,980	8,665,679	8,020,136
Occupancy and equipment expense	2,500,557	2,372,617	1,845,664
OREO expense	735,000	—	—
FDIC insurance premium	382,722	51,077	47,670
Data processing fees	276,165	395,558	216,313
Professional service fees	667,015	1,027,671	683,602
Payroll processing fees	115,932	107,856	103,518
Deferred compensation expense	461,640	411,191	368,809
Stationery and supplies	262,087	256,799	230,843
Postage	133,909	137,740	112,740
Directors’ expenses	293,918	311,777	243,428
Other expenses	1,715,747	2,005,729	1,460,008

Total noninterest expense	15,295,672	15,743,694	13,332,731

Income before provision for income taxes	2,154,860	7,511,951	10,404,639
(Benefit) Provision for income taxes	(39,526)	1,405,053	3,836,930

Net Income	$2,194,386	$6,106,898	$6,567,709

Basic earnings per share	$0.25	$0.69	$0.75

Weighted average shares	8,712,873	8,857,627	8,759,568
Diluted earnings per share	$0.25	$0.68	$0.74

Weighted average shares — diluted	8,724,550	8,937,736	8,931,584
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

					Accumulated
					Other
	Comprehensive	Common	Stock	Retained	Comprehensive
	Income	Shares	Amount	Earnings	(Loss), net of tax	Total
Comprehensive Income:
Net Income	6,567,709			6,567,709		6,567,709
Other Comprehensive Income:
Unrealized (loss) gain arising during the period on derivative transactions, net	(27,280)
Net holding loss on derivatives	(27,280)
Unrealized gains on securities, net of reclassification adjustment	279,692
Less: reclassification adjustment for gains included in net income, net of tax	100,524
Other Comprehensive Income	352,936				352,936	352,936

Total Comprehensive Income	$6,920,645
Cash dividends ($0.29 per share)				(2,650,320)		(2,650,320)
Compensation expense associated with stock options			64,493			64,493
Share Repurchase		(92,000)	(1,089,868)			(1,089,868)
Stock options exercised		281,146	879,279			879,279
Tax benefit on exercise of options			654,118			654,118

Balance at December 31, 2006		8,847,042	$11,517,368	$33,336,032	($937,150)	$43,916,250

Comprehensive Income:
Net Income	6,106,898			6,106,898		6,106,898
Other Comprehensive Income:
Unrealized gains arising during the period on derivative transactions, net	49,425
Less: reclassification adjustment for gains included in net income, net of tax	(25,000)
Net holding gain on derivatives	24,425
Unrealized gains on securities	503,026
Net of reclassification adjustment for gains included in net income, net of tax	(26,872)
Other Comprehensive Income	500,579				500,579	500,579

Total Comprehensive Income	$6,607,477
Cash dividends ($0.33 per share)				(2,838,028)		(2,838,028)
Compensation expense associated with stock options			116,880			116,880
Share Repurchase		(200,000)	(2,270,242)			(2,270,242)
Stock options exercised		110,403	486,881			486,881
Tax benefit on exercise of options			144,630			144,630

Balance at December 31, 2007		8,757,445	$9,995,517	$36,604,902	($436,571)	$46,163,848

See accompanying notes to the consolidated financial statements (Continues)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

							Accumulated Other
							Comprehensive
	Comprehensive	Preferred	Preferred	Common	Stock	Retained	(Loss),
	Income	Shares	Amount	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2007		0	0	8,757,445	$9,995,517	$36,604,902	($436,571)	$46,163,848

Comprehensive Income:
Net Income	2,194,386					2,194,386		2,194,386
Other Comprehensive Income:
Unrealized (loss) gain arising during the period on derivative transactions, net	2,854
Net holding loss on derivatives	2,854
Unrealized gains on securities, net of reclassification adjustment	708,627
Less: reclassification adjustment for gains included in net income, net of tax	(355,807)
Other Comprehensive Income	355,674						355,674	355,674

Total Comprehensive Income	2,550,061
Preferred Stock Issued		16,551	16,551,268					16,551,268
Warrants					448,732			448,732
Cash dividends ($0.29 per share)						(2,790,423)		(2,790,423)
Compensation expense associated with stock options					116,446			116,446
Share Repurchase				(58,800)	(503,796)			(503,796)
Stock options exercised				12,850	41,506			41,506

Balance at December 31, 2008		16,551	16,551,268	8,711,495	$10,098,404	$36,008,865	($80,897)	$62,577,641

     See accompanying notes to consolidated financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$2,194,386	$6,106,898	$6,567,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,520,000	3,291,250	225,900
Provision for depreciation and amortization	1,145,000	1,035,660	732,906
Compensation expense associated with stock options	116,446	116,880	64,494
Tax benefits from the exercise of stock options	—	(144,630)	(654,118)
(Gain) Loss on sale of securities available-for-sale	(627,879)	(45,670)	170,524
Amortization of securities premiums and accretion of discounts, net	97,783	(3,687)	15,402
Loss (Gain) on sale of derivative	225,442	(41,000)	—
(Gain) on sale of loans	—	—	(89,851)
Loss (Gain) on sale of fixed assets	3,125	(48,398)	8,158
Proceeds from sale of loans	—	—	2,089,851
Loans originated for sale	—	—	(2,000,000)
Deferred income taxes	29,120	(1,646,563)	(408,197)
(Increase) in cash surrender value of bank owned life policies	(285,786)	(1,256,708)	(3,295,772)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(7,671,976)	(514,427)	(616,829)
Changes in deferred compensation	391,707
Decrease in deferred loan fees	(127,999)	(65,385)	(122,449)
Other liabilities	(1,064,976)	367,188	(342,423)

Net cash provided by operating activities	944,393	7,151,408	3,030,151

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	9,125,749	6,313,987	10,049,495
Proceeds from sale of available-for-sale securities	44,828,323	47,072,143	10,258,020
Purchases of available-for-sale securities	(105,861,274)	(24,486,679)	(21,736,709)
Purchases of held-to-maturity securities	—	—	(4,418,146)
Maturities of held-to-maturity securities	97,786	248,569	549,809
Key life benefit proceeds	—	2,400,000	—
Loan originations, net of principal repayments	(39,055,891)	(80,519,208)	(45,787,518)
Purchase of Bank premises and equipment, net	(865,084)	(3,439,403)	(4,036,100)
Proceeds on sale of fixed assets	5,000	83,210	330,676

Net cash used in investing activities	(91,725,391)	(52,327,381)	(54,790,473)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	31,080,488	32,949,640	4,105,641
Net increase (decrease) in certificates of deposit	50,570,118	1,274,228	63,186,019
Net(decrease) increase in securities sold under agreements to repurchase	(1,659,956)	(21,603,399)	14,230,952
Proceeds from Federal Home Loan Bank advances	120,000,000	75,000,000	70,000,000
Repayments of Federal Home Loan Bank advances	(60,000,000)	(55,000,000)	(85,000,000)
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	155,000
Proceeds from issuance of Preferred Stock	17,000,000	—	—
Cash dividends paid on common stock	(2,790,423)	(2,838,028)	(2,650,320)
Proceeds from stock options exercised	41,506	486,881	879,279
Common Stock Repurchased	(503,796)	(2,270,242)	(1,089,868)
Excess tax benefits from the exercise of stock options	—	144,630	651,118

Net cash provided by financing activities	153,737,937	28,143,710	64,470,821

Net (decrease) increase in cash and cash equivalents	62,956,939	(17,032,263)	12,710,499

Cash and cash equivalents at beginning of year	22,234,123	39,266,386	26,555,887

Cash and cash equivalents at end of year	$85,191,062	$22,234,123	$39,266,386

See accompanying notes to financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Supplemental disclosures:	2008	2007	2006
Cash paid during the period for:
Income taxes	$316,000	$2,752,860	$3,507,000
Interest	$16,510,235	$19,279,879	$15,164,624
Transfer of loans to OREO	$2,934,000	0	0
Reclassification of held-to-maturity securities to available-for-sale	$8,804,998	0	0
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
2.	THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, securities business and offer other financial products to customers. The Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Bank of Commerce Holdings is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce (the “Bank”) and Bank of Commerce Mortgage, (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. Bank of Commerce Mortgage offers mortgage brokerage services through an affiliate agreement with BWC Mortgage Services. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding, and Roseville, California.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, and Tehama, California. The Company considers Northern California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing (“NOW”) and savings accounts, money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

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
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks and the Federal Reserve Bank, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period.

Balances held in federal funds sold may exceed FDIC Insurance limits.

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
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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

Securities Sold under Agreements to Repurchase — At December 31, 2008 and 2007, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in municipal securities. These securities are held as collateral for non-FDIC insured deposits.

Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.

Goodwill and Other Intangibles — Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. In June 2001, the Company purchased a bank branch office. The Company recorded core deposit intangibles, which are amortized over seven years by the straight-line method. Amortization expense for the year ended December 31, 2007 and 2006 was $154,209 and $106,800, respectively. The premium was fully amortized in 2007.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
Earnings Per Share — The table below illustrates basic earnings per share excluding dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31.
(Amounts in thousands, except per share data)

Earnings Per Share	2008	2007	2006

Basic EPS Calculation:
Net Income	$2,194,386	$6,106,898	$6,567,709
Less: preferred dividend	—	—	—

Numerator: Earnings available to common stockholders	$2,194,386	$6,106,898	$6,567,709

Denominator (average common shares outstanding)	8,712,873	8,857,627	8,759,568
Basic earnings per Share	$0.25	$0.69	$0.75

Diluted EPS Calculation:
Net Income	$2,194,386	$6,106,898	$6,567,709
Less: preferred dividend	—	—	—

Numerator: Earnings available to common stockholders	$2,194,386	$6,106,898	$6,567,709

Denominator:
Average common shares outstanding Plus incremental shares from assumed conversions	8,712,873	8,857,627	8,759,568
Stock Options	11,677	80,109	172,016
Warrants	—	—	—

	8,724,550	8,937,736	8,931,584

Diluted earnings per Share	$0.25	$0.68	$0.74
Anti-dilutive options not included in EPS Calculation	185,666	120,884	128,615
Anti-dilutive warrants not included in EPS Calculation	405,405	—	—
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
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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

During 2008, the fair value of options granted was determined on the date of the grant using a binomial option-pricing model with the following assumptions: a current volatility rate of 32.10%, a risk-free interest rate of 2.97% (based upon the five year treasury coupon rate at the time the options were issued), expected dividends of $0.32 per share per year, an annual dividend rate of 4.56%, an assumed forfeiture rate of zero and an expected life of seven years.

Description of stock-based compensation plan

The 1998 Stock Option Plan which was approved by the Company’s stockholders on April 21, 1998, expired on May 1, 2008. The 2008 Stock Option Plan (‘the Plan’) which was approved by the Company’s stockholders on May 15, 2007 replaced the 1998 Stock Option Plan.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
A total of 620,000 shares of the Company’s common stock are reserved for grant under the Plan. At December 31, 2008, 588,500 shares were available for future grants under the Plan. At December 31, 2008, 209,485 shares were available to be exercised. The weighted average grant exercise price for options at December 31, 2008 was $6.35. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price) of options exercised during the twelve months ended December 31, 2007 and December 31, 2008 was $40,863.

Comprehensive Income (Loss) — Comprehensive income represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of stockholders’ equity. The Company’s sources of other comprehensive income (loss) include unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivative activities. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose.

Operating Segments — Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company does not have reportable operating segments. In the years 2008, 2007 and 2006, the Company accounted for its operations as one operating segment.

Transfer of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company services, for others, SBA loans that are sold with a principal balance of $4,635,027, $5,316,219 and $3,494,130 as of December 31, 2008, 2007 and 2006, respectively.

Preferred Stock — The Company is authorized to issue up to 2,000,000 shares of preferred stock without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no voting rights. The Emergency Economic Stabilization Act (“EESA”) authorizes the United States Treasury Department to use appropriated funds to restore liquidity and stability to the U.S. financial system. As part of this authority, and pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms, the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million.

Warrants — As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $17 million from “qualified equity offerings” announced after November 14, 2008, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
Recent Accounting Pronouncements
On October 10, 2008, the FASB issued FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FAS 157-3 is a FASB Staff Position that clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” for a non-active market and provides an illustrative example of key considerations in determining the fair value of financial assets under such conditions. FAS 157-3 is currently under management review with the impact on the Company yet to be determined.
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
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
3.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with its primary correspondent, which totaled $2,000,000 at December 31, 2008, December 31, 2007 and December 31, 2006.

4.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$16,006,571	$69,080	$0	$16,075,651
Obligations of state and political subdivisions	32,177,891	145,647	(1,302,628)	31,020,910
Mortgage-backed securities	83,657,023	1,278,263	(345,247)	84,590,039

	$131,841,485	$1,492,990	($1,647,875)	$131,686,600

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$15,988,936	$26,031	$(103,535)	$15,911,432
Obligations of state and political subdivisions	19,016,813	27,424	(262,596)	18,781,641
Mortgage-backed securities	31,637,544	10,250	(353,929)	31,293,865
Corporate Bonds	2,000,204	0	(80,756)	1,919,448

	$68,643,497	$63,705	$(800,816)	$67,906,386

All held-to-maturity securities were transferred to available-for-sale in the third quarter 2008 to provide the Company greater liquidity resources. The following table represents the amortized cost and fair value of securities held-to-maturity at the time of transfer:

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$8,804,998	$106,665	$(203,335)	$8,708,328

	$8,804,998	$106.665	$(203,335)	$8,708,328

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The amortized cost and estimated fair value of securities held-to-maturity are summarized as follows:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities	$1,632,816	$13,706	$	$1,646,522
Obligations of state and political Subdivisions	8,925,949	62,107	(2,370)	8,985,686

	$10,558,765	$75,813	$(2,370)	$10,632,208

The amortized cost and estimated fair value of securities at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale
		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,010,193	$1,029,063
Due after one year through five years	19,331,317	19,445,179
Due after five years through ten years	12,319,780	12,433,476
Due after ten years	99,180,195	98,778,882

	$131,841,485	$131,686,600

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2007 and December 31, 2008. The tables also disclose whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.
December 31, 2007

	Less than 12 months		12 months or more		Total
	Fair		Fair		Fair	Unrealized
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$12,894,359	($103,535)	$12,894,359	($103,535)
Obligations of state and political subdivisions	$11,047,188	($228,589)	$3,360,969	($36,378)	$14,408,156	($264,967)
Mortgage-backed securities	$4,779,905	($29,487)	$21,557,410	($324,441)	$26,337,315	($353,928)
Corporate Bonds	$0	$0	$1,919,448	($80,756)	$1,919,448	($80,756)
Total temporarily impaired securities	$15,827,093	($258,076)	$39,732,186	($545,110)	$55,559,279	($803,186)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
December 31, 2008

	Less than 12 months		12 months or more		Total
	Fair		Fair		Fair	Unrealized
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$0	$0	$0	$0
Obligations of state and political subdivisions	$21,125,047	($1,140,217)	$843,658	($162,412)	$21,968,705	($1,302,628)
Mortgage-backed securities	$16,666,493	($105,783)	$5,375,203	($239,463)	$22,041,696	($345,247)
Total temporarily impaired securities	$37,791,540	($1,246,000)	$6,218,861	($401,875)	$44,010,401	($1,647,875)
Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity. Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an ‘other-than-temporary’ impairment has occurred. The ALCO Committee reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an ‘other-than-temporary’ impairment loss in the results of operations in the period in which the determination occurred.

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process.

The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information. The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) on the Consolidated Statement of Income.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The Company maintains that it is probable that all amounts due according to the contractual terms of debt securities will be repaid. The Company does not hold equity securities.

At December 31, 2008 forty securities were in a loss position. Management has evaluated each security in an unrealized loss position to determine if the impairment is other-than-temporary. Management has determined that no security is other than temporarily impaired. The unrealized losses are due to interest rate changes and the Company has the ability and intent to hold all securities with identified impairments to the earlier of the forecasted recovery or the maturity of the underlying security.

At December 31, 2008, the Company has pledged book values of $1,000,000 in securities for treasury, tax and loan accounts, $17,218,434 for deposits of public funds, $12,453,000 for collateralized repurchase agreements, and $38,063,566 for Federal Home Loan borrowings.

Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $632,639 and $4,760 in 2008, $268,078 and $222,408 in 2007, and $5,062 and $175,586 in 2006.

5.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loan balances consist of the following at:

	December 31,
	2008	2007
Commercial and industrial loans	$164,082,996	$173,703,638
Real estate — construction loans	84,217,532	106,976,522
Real estate — commercial	217,914,475	175,013,372
Real estate — mortgage	20,285,225	10,787,433
Real estate — other	39,915,224	26,817,909
Installment loans	144,634	226,102
Other	902,584	1,223,036

	527,462,670	494,748,012

Less:
Deferred loan fees, net	86,826	232,471
Allowance for loan and lease losses	8,429,383	8,232,970

	$518,946,461	$486,282,571

Included in total loans are nonaccrual loans of $20,153,737 and $12,408,613 at December 31, 2008 and 2007, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. If interest on nonaccrual loans at December 31, 2008 and 2007 had been accrued, such interest income would have approximated $147,100 and $92,000, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The average outstanding balances of impaired loans were $23,078,874, $13,001,847 and $0, for the years ended December 31, 2008, 2007 and 2006 respectively. There was interest of $627,000, $0 and $20,000 recognized on impaired loans during the year ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006 impairment allowances were $1,103,290, $3,200,000, and $0 held towards impaired loans at December 31, 2008, 2007 and 2006 respectively.

The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer, Sacramento and Tehama counties, in California, and the location of the four full service offices of the Bank. Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.

The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At December 31, 2008 and 2007, the Company had pledged $96,721,113 and $58,343,819, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. An allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,
	2008	2007	2006

Balance at beginning of year	$8,232,970	$4,904,266	$4,316,379
Provision for loan losses	6,520,000	3,291,250	225,900
Loans charged off	(6,329,176)	0	(299,421)
Recoveries of loans previously charged off	5,589	37,454	661,408

Balance at end of year	$8,429,383	$8,232,970	$4,904,266

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	Estimated	December 31,
	Lives	2008	2007

Land		$1,507,628	$1,507,628
Land Improvements		188,845	188,845
Bank buildings	39.0 years	8,138,044	8,114,721
Furniture, fixtures and equipment	3 - 7 years	6,703,866	6,163,236

		16,538,383	15,974,430
Less accumulated depreciation		(5,933,372)	(5,919,593)

		10,605,011	10,054,837
Construction in progress		67,200	909,138

		$10,672,211	$10,963,975

Depreciation expense, included in net occupancy and equipment expense, is $1,145,000, $1,035,660, and $732,906 for the years ended December 31, 2008, 2007 and 2006, respectively.

7.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2008	2007
Cash surrender value of bank owned life insurance policies	$7,415,413	$7,129,627
Deferred tax asset, net	4,932,051	5,209,973
Accrued interest on loans	2,051,386	2,497,124
Accrued interest on investment securities	1,079,110	538,410
California Affordable Housing Credits	2,414,517	933,659
Other Real Estate Owned	2,934,152	—
Goldman Sachs Sweep account receivable	—	267,984
Taxes receivable	447,865	181,911
Federal Home Loan Bank Stock	5,640,000	2,852,200
Investment in junior subordinated debt payable to subsidiary grantor trust	465,000	465,000
Other	338,132	305,207

	$27,717,626	$20,381,095

8.	DEPOSITS

Time certificates of deposit of $100,000 or more totaled $168,810,092 and $153,583,629 at December 31, 2007 and 2006, respectively. Interest expense on such deposits was $5,785,386, $6,062,259 and $5,025,273 during 2007, 2006 and 2005, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
At December 31, 2008, the scheduled maturities for all time deposits are as follows:

Time Deposit Maturity Schedule

One year or less	$169,782,140
One to three years	58,668,045
Three to five years	35,836,419
Over five years	0

Total	$264,286,604

9.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
	2008	2007

Deferred Compensation — Retired Officers	931,777	$1,035,064
Deferred Compensation — Directors fees	2,600,231	2,310,824
Deferred Compensation — Salary Continuation	1,235,605	1,030,020
Employee incentive payable	0	476,843
FHLB accrued interest payable	154,396	242,637
Accrued 401(k) match payable	66,365	71,981
Accrued interest payable	618,890	787,844
Reserve for off-balance sheet commitments	421,877	421,877
Interest payable Junior Subordinated Debentures	158,621	112,538
Dividend payable	696,920	700,460
Other	151,479	363,471

	$7,036,161	$7,553,559

10.	FEDERAL HOME LOAN BANK ADVANCES

Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $120,000,000 as of December 31, 2008 and $60,000,000 as of December 31, 2007. The FHLB advances bear fixed rates of interest ranging from 0.80% to 3.97%.

Amount	Interest Rate	Maturity

$15,000,000	2.89%	01/22/2009
$55,000,000	0.80%	01/26/2009
$35,000,000	3.97%	11/23/2009
$15,000,000	3.41%	04/29/2011

$120,000,000

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $5,640,000 at December 31, 2008 and to pledge $96,721,113, $58,343,819 and $52,365,899 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2008, 2007 and 2006. At December 31, 2008 the Bank had available borrowing lines at the FHLB of $58,020,207 and additional federal fund borrowing lines at two correspondent banks totaling $20,000,000.

11.	PREFERRED STOCK AND WARRANTS

Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Certificate of Determination described in Item 5.03). After three years, the Company may, at our option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $17 million from “qualified equity offerings” announced after November 14, 2008, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Securities Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of the Treasury Department at any time, we have agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”) may be issued. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury Department may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock and December 31, 2009.

In the Securities Purchase Agreement, the Company agreed that, until such time as the Treasury Department ceases to own any securities acquired from us pursuant to the Securities Purchase Agreement, the Company will take all necessary action to ensure that our benefit plans with respect to our senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, our senior executive officers that do not comply with EESA. The applicable executives have consented to the foregoing.

Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (2) redeem, purchase or acquire any shares of the Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.

Capital Purchase Plan participants may “opt out” by repaying the capital without raising additional capital subject to consultation with the appropriate Federal regulator.

12.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUSTS

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2008 was 8.12%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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

The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s floating rate junior subordinate notes (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust were used by the Company for general corporate purposes, including funding the growth of the Company’s various financial services.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
13.	INCOME TAXES
Provision for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$158,421	$2,448,140	$3,260,200
State	(227,067)	603,476	984,927

Total currently payable	(68,646)	3,051,616	4,245,127

Deferred:
Federal	102,507	(1,167,545)	(315,359)
State	(73,387)	(479,018)	(92,838)

Total deferred provision	29,120	(1,646,563)	(408,197)

Total (benefit) provision for income taxes	($39,526)	$1,405,053	$3,836,930

In October 2006, the Company invested in the California Affordable Housing Fund -2006 I, LLC. The investment provides funding for low income housing projects in our local markets in return for federal and state tax credits. The original commitment of $2.5 million will be fully disbursed during 2009. The tax benefit summary as of December 2008 is $159,340 for federal and $167,822 for state.

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income
	2008	2007	2006

Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	(12.16)	1.09	5.66
Tax-exempt interest	(15.79)	(4.48)	(2.02)
Key Life benefit proceeds	(0.00)	(8.84)	(0.00)
Officer Life Insurance	(4.51)	(1.54)	(0.97)
Affordable Housing credits	(7.39)	(2.51)	(0.00)
Other	4.02	.98	.21

	(1.83%)	18.70%	36.88%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

	2008	2007
Deferred tax assets:
Deferred compensation	2,137,799	1,962,157
Loan loss reserves	3,779,735	3,585,204
Net unrealized losses on securities available-for-sale	56,590	305,392
Other	24,767	217,417

Total deferred tax assets	5,998,891	6,070,170

Deferred tax liabilities:
State franchise taxes	($72,046)	$186,193
Depreciation	(68,095)	(180,882)
Deferred loan origination costs	(426,715)	(452,281)
Deferred state taxes	(443,992)	(413,227)
Other — California Affordable Housing	(55,992)	(0)

Total deferred tax liabilities	(1,066,840)	(860,197)

Net deferred tax asset	$4,932,051	$5,209,973

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would have required an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company has no unrecognized tax benefits at January 1, 2008 and at December 31, 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008, 2007 and 2006 the Company recognized no interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal or State and local income tax examinations by tax authorities for the years before 2005.

14.	STOCK OPTION PLAN

On May 1, 2008 the 1998 Stock Option Plan which was approved by the Company’s stockholders on April 21, 1998 expired and was replaced by the 2008 Stock Option Plan (“the Plan”) which was approved by the Company’s stockholders on May 15, 2007. The Plan provides for awards in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant. The purpose of the plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging key personnel to focus on critical long range objectives, (b) increasing the ability of the Company to attract and retain key personnel and (c) linking key personnel directly to stockholder interests through increased stock ownership.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
A total of 620,000 shares of the Company’s common stock are reserved for grant under the Plan.

The Plan provides that all options under the Plan shall vest at a rate of at least 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

During 2008, stock option compensation expense charged against income was $116,446 ($68,500 net of tax), or less than one cent per diluted share. At December 31, 2008, there was $271,723 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a weighted average period of three years. Twelve new options totaling 31,500 shares were granted during 2008.

Activity in stock-based compensation plan

The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Options outstanding, December 31, 2006	377,745	$6.93	$1,793,156

Granted	32,500	$10.98	$0
Exercised	(110,403)	$4.65	$452,652
Forfeited	(20,412)	$10.20	—
Options outstanding, December 31, 2007	279,430	$8.65	$27,943

Granted	31,500	$6.50	0
Exercised	(12,850)	$3.23	$40,863
Forfeited	0	—	—
Options outstanding December 31, 2008	298,080	$6.35	0

Exercisable at December 31, 2008	209,485
The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during 2008 and 2007 was $40,863 and $452,652, respectively. At December 31, 2008, 588,500 shares were available for future grants under the Plan. As of December 31, 2008, 2007 and 2006, respectively, 209,485, 200,993 and 300,631 shares respectively were available to be exercised. The weighted average exercise price for outstanding options for December 31, 2008, 2007 and 2006, respectively, was $6.35, $8.65 and $6.93, respectively.

The fair value of the options granted during 2008, 2007 and 2006, is estimated as $44,236, $91,539 and $194,745, respectively, on the date of grant using a binomial option-pricing model with the following assumptions: volatility of 32.10%, 29.98% and 32.03%, respectively, risk-free interest rate of 2.97%, 3.40% and 4.65%, respectively, expected dividends of $0.32 per share per year for 2008 and $0.33 per share in 2007, annual dividend rate of 4.56%, 2.89% and 3.07%, assumed forfeiture rate of zero and an expected life of seven years. There were 31,500 options granted in 2008, 32,500 options granted in 2007 and 52,000 options granted in 2006. The fair value per share of the 2008, 2007 and 2006 awards was $1.38, $2.82 and $3.75, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
15.	CAPITAL STOCK

The Company paid a quarterly cash dividend of $0.08, $0.08, $0.08 and $0.08 on January 11, 2008, April 11, 2008, July 11, 2008 and October 10, 2008, respectively, to stockholders of record as of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2008, Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million.

In January 2008, the Board of Directors authorized a common stock repurchase of approximately 550,000 shares, of the Company’s common stock. During the first quarter 2008, 58,800 shares were repurchased at an average price of $8.57. There were 200,000 shares repurchased during 2007 at an average price of $11.35 per share. There were 92,000 shares repurchased during 2006 at an average price of $11.85. Shares purchased are retired by a charge to common stock for the cost. To date, the Company has repurchased 2,219,107 shares at an average price of $7.85.

16.	RETIREMENT BENEFITS

Profit Sharing Plan -In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $233,922, $247,500 and $224,000 for the years ended December 31, 2007, 2006 and 2005, respectively. No discretionary contributions were made in 2007, 2006 or 2005.

Salary Continuation Plan — In April 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan in which the Bank agrees to pay the executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance by the executives. Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of ten to twenty years; disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the Bank’s cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary. The assets of the SERP, under Internal Revenue Service Regulations, are the property of the Company and are available to the Company’s general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. Accrued compensation expense under the salary continuation plan totaled $179,063, $240,745 and $160,917 for 2008, 2007 and 2006, respectively. As of December 31, 2008, 2007 and 2006, the vested benefit payable was $1,235,605, $1,030,020, and $706,391 respectively.

Retired Employees deferred compensation — Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on Retired Employees deferred compensation is fixed at ten percent (10%) per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2008, 2007 and 2006, the vested benefit payable was $931,777, $1,035,064 and $1,128,911, respectively.

Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Fee Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is fixed at ten percent (10%) per the plan. Deferred compensation expense totaled $461,640, $411,191 and $368,809 at December 31, 2008, 2007, and 2006 respectively. As of December 31, 2008, 2007 and 2006, the vested benefit payable was $2,600,231, $2,310,824 and $2,035,218, respectively.

17.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2008 and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectibility or present other unfavorable features.
     An analysis of the activity in related party loans consists of the following:

	December 31,
	2008	2007

Balance at beginning of year	$3,600,342	$2,849,533
New loan additions	153,737	25,312
Advances on existing lines of credit	826,080	2,184,045
Principal repayments	(405,735)	(1,458,548)

Balance at end of year	$4,174,424	$3,600,342

As of December 31, 2008 and 2007 there were no related party loans, which were past due or classified. At December 31, 2008 there was $237,991 available in commitments to related party loans.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
18.	COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2008 are below:

(Dollars in thousands)

2009	515
2010	524
2011	454
2012	279
2013	155
Thereafter	607

Total	2,534

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $588,866, $482,994 and $453,450, respectively.

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

	December 31,
	2008	2007

Off-balance sheet commitments:
Commitments to extend credit	$156,707,887	$192,815,902
Standby letters of credit	8,556,547	6,627,409
Guaranteed commitments outstanding	1,350,399	1,375,999

	$166,614,833	$200,819,310
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
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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

19.	REGULATORY MATTERS

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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2008 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008:

Company
Leverage capital (to average assets)	$73,983,019	10.66%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	73,983,019	11.87%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	81,787,582	13.12%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$72,204,835	10.45%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	72,204,835	11.58%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	80,009,398	12.84%	33,468,760	8.00%	41,835,950	10.00%

At December 31, 2007:

Company
Leverage capital (to average assets)	$56,857,387	9.26%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	56,857,387	10.12%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	63,881,556	11.37%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$56,025,174	9.20%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	56,025,174	9.97%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	63,049,343	11.22%	33,468,760	8.00%	41,835,950	10.00%
The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2008, the maximum amount available for dividend distribution under this restriction was approximately $7,681,000.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2008 or 2007.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
20.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.
(Dollars in thousands)

Recurring Basis			Fair Value Measurements
At December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2008	Level (1)	(Level 2)	(Level 3)

Available for sale securities	$131,686,600	$—	$131,686,600	$—
Total Assets Measured at fair value	$131,686,600	$—	$131,686,600	$—

Total Liabilities Measured at fair value	$—		$—

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
The following methods were used to estimate the fair value of each class of financial instrument above:

Securities available-for-sale — Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.

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
Non Recurring Basis

Fair Value Measurements
At December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2008	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$23,078,874	$—	$—	$23,078,874
Total Assets Measured at fair value	$23,078,874	$—	$—	$23,078,874
Liabilities	$—	$—	$—	$—
Total Liabilities Measured at fair value	$—	$—	$—	$—

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The Company had outstanding balances of $23 million and $13 million in impaired loans as of December 31, 2008 and December 31, 2007, respectively. Impairment allowances totaled $1.1 million and $3.2 million at December 31, 2008 and December 31, 2007, respectively.

The fair value measurements recorded during the period

The Company recognized a $6.3 million write-down related to non-recurring fair value measurements of impaired loans during 2008. Interest reversed from income during 2008 due to impaired loans was $147,100.

Method for determining fair values

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
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
Commitments to extend credit and standby letters of credit — The fair value of commitments is the off-balance sheet amount of loan commitments and outstanding letters of credit.

Federal Home Loan Bank borrowings — The fair value of borrowed funds is based on carrying amounts due to the short term nature of the borrowing.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
     The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2008
	Contract	Carrying
	Amount	Amount	Fair Value

Financial Assets:
Cash and cash equivalents		$85,191,062	$85,191,062
Securities		131,686,600	131,686,600
Loans, net		518,946,461	522,674,555
Accrued interest on loans		2,051,386	2,051,386
Accrued interest on securities		1,079,110	1,079,110
Financial Liabilities:
Demand and savings		$290,995,299	$290,995,299
Fixed rate certificates		256,084,780	258,684,915
Variable certificates		8,201,824	8,201,824
Accrued interest payable		618,890	618,890
Securities sold under agreements to repurchase		13,853,255	13,853,255
Federal Home Loan Borrowings		120,000,000	120,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465,000	15,465,000

Off balance sheet financial instruments:
Commitments to extend credit	$156,707,887		$156,707,887
Standby letters of credit	8,556,547		8,556,547
Guaranteed commitments outstanding	1,350,399		1,350,399

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	December 31, 2007
	Contract	Carrying
	Amount	Amount	Fair Value

Financial Assets:
Cash and cash equivalents		$22,234,123	$22,234,123
Securities		78,465,151	78,538,594
Loans, net		486,282,571	487,801,021
Accrued interest on loans		2,497,124	2,497,124
Accrued interest on securities		538,410	538,410
Financial Liabilities:
Demand and savings		$259,914,811	$259,914,811
Fixed rate certificates		185,517,044	187,227,845
Variable certificates		28,199,442	28,199,442
Accrued interest payable		787,844	787,844
Securities sold under agreements to repurchase		15,513,211	15,513,211
Federal Home Loan Borrowings		60,000,000	60,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465,000	15,465,000

Off balance sheet financial instruments:
Commitments to extend credit	$192,815,902		$192,815,902
Standby letters of credit	6,627,409		6,627,409
Guaranteed commitments outstanding	1,375,999		1,375,999

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
21.	BANK OF COMMERCE HOLDINGS (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,
	2008	2007
Condensed Balance Sheets
Assets:
Cash	$1,663,934	$1,196,921
Time deposit with subsidiary	0	0

Cash and cash equivalents	1,663,934	1,196,921

Participation loans, net of allowance for loan and lease losses of $38,850 in 2008 and 2007	4,640,017	5,174,536
Investment in subsidiaries	72,519,180	56,070,932

Other assets	86,000	7,500

Total assets	$78,909,131	$62,449,889

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,465,000
Other liabilities	866,490	821,042

Stockholders’ equity	62,577,641	46,163,848

Total liabilities and stockholders’ equity	$78,909,131	$62,449,889

	Years Ended December 31,
	2008	2007	2006
Condensed Statements of Income
Income:
Interest income	$1,097,452	$53,488	$93,167
Dividends from subsidiaries	1,496,583	6,738,029	4,641,352

	2,594,035	6,791,517	4,734,519
Expenses:	1,010,641	1,809,492	1,405,409

Income before income taxes and equity in undistributed net income of subsidiaries	1,583,394	4,982,025	3,329,110
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	1,582,594	4,981,225	3,328,310
Equity in undistributed net income of subsidiaries	611,793	1,125,673	3,239,399

Net income	$2,194,386	$6,106,898	$6,567,709

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Years Ended December 31,
	2008	2007	2006
Statements of Cash Flows
Cash flows from operating activities:
Net income	$2,194,386	$6,106,898	$6,567,709
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	0	19,950	18,900
Compensation associated with stock options	33,116	32,637	7,672
Effect of changes in:
Other Assets	78,500	30,000	30,000
Other Liabilities	45,249	(97,439)	134,958
Equity in undistributed net income of subsidiaries	(611,793)	(1,125,673)	(3,239,399)

Net cash provided by operating activities	1,739,458	4,966,373	3,519,840

Cash flows from investing activities:
Investment in subsidiary trust	0	0	(155,000)

Capital contribution to Bank	(14,200,000)	0	0
Participation loan payments	2,934,519	272,058	0
Participation loan purchased	(2,400,000)	(1,861,603)	(981,523)

Net cash (used) provided by investing activities	(13,665,481)	(1,589,545)	(1,136,523)

Cash flows from financing activities:
Equity transactions, net	15,183,459	(1,758,656)	(210,589)
Cash dividends	(2,790,423)	(2,838,029)	(2,650,320)

Net cash provided (used) by financing activities	12,393,036	(4,596,685)	(2,860,909)

(Decrease) Increase in cash and cash equivalents	467,013	(1,219,857)	(477,592)

Cash and cash equivalents at beginning of year	1,196,921	2,416,778	2,894,370

Cash and cash equivalents at end of year	$1,663,934	$1,196,921	$2,416,778

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
22.	UNAUDITED QUARTERLY RESULTS
UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

	For the Quarter Ended
(Dollars in thousands, except per	March 31,	June 30,	September 30,	December 31,
share data)	2008	2008	2008	2008

Net interest income	$5,420	$5,046	$5,240	$5,642
Provision for loan losses	(600)	(1,000)	(1,300)	(3,620)
Noninterest income	565	717	751	590
Noninterest expense	(3,565)	(3,613)	(3,612)	(4,507)

Income before taxes	1,820	1,150	1,079	1,895
Provision for income tax	(591)	(244)	(362)	1,237

Net Income	$1,229	$906	$717	($658)

Per common share:
Basic earnings per share	$0.14	$0.10	$0.08	($0.07)
Diluted earnings per share	$0.14	$0.10	$0.08	($0.07)
Dividends per share	$0.08	$0.08	$0.08	$0.08

	For the Quarter Ended
(Dollars in thousands, except per	March 31,	June 30,	September 30,	December 31,
share data)	2007	2007	2007	2007

Net interest income	$5,327	$5,461	$5,641	$5,584
Provision for loan losses	(6)	0	(115)	(3,170)
Noninterest income	498	618	526	2,893
Noninterest expense	(3,488)	(3,701)	(4,028)	(4,528)

Income before taxes	2,331	2,378	2,024	779
Provision for income tax	(844)	(778)	(693)	910

Net Income	$1,487	$1,600	$1,331	$1,689

Per common share:
Basic earnings per share	$0.17	$0.18	$0.15	$0.19
Diluted earnings per share	$0.17	$0.18	$0.15	$0.18
Dividends per share	$0.09	$0.08	$0.08	$0.08

	For the Quarter Ended
(Dollars in thousands, except per	March 31,	June 30,	September 30,	December 31,
share data)	2006	2006	2006	2006

Net interest income	$5,413	$5,674	$5,530	$5,418
Provision for loan losses	(11)	(143)	(72)	(0)
Noninterest income	448	512	428	541
Noninterest expense	(3,238)	(3,310)	(3,299)	(3,486)

Income before taxes	2,612	2,733	2,587	2,473
Provision for income tax	(1,020)	(1,044)	(915)	(858)

Net Income	$1,592	$1,689	$1,672	$1,615

Per common share:
Basic earnings per share	$0.19	$0.19	$0.19	$0.18
Diluted earnings per share	$0.18	$0.19	$0.19	$0.18
Dividends per share	$0.08	$0.07	$0.07	$0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants or auditors on accounting and financial disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Bank of Commerce Holdings Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.
Report on Internal Control over Financial Reporting
Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America.
Management assessed the effectiveness of Bank of Commerce Holdings internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that Bank of Commerce Holdings did maintain effective internal control over financial reporting as of December 31, 2008.
Changes in Internal Control over Financial Reporting
No change in Bank of Commerce Holdings internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None to report.
PART III
Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
          The executive officers of the Company and their ages as of December 31, 2008, are as follows:

Name	Age	Position(s)

Patrick J. Moty	51	President and Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce
Linda J. Miles	55	Executive Vice President, Chief Financial Officer and Assistant Secretary
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
Audit Committee Information
The Audit and Qualified Legal Compliance Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has five members: David H. Scott, Chairman; Gary Burks; Russell L. Duclos; Lyle Tullis and Jon Halfhide, CPA. Each member is independent, as independence of audit committee members is defined by the NASDAQ National Market rules. The Board of Directors has determined, in its business judgment, that two members of the committee are ‘financial experts’ as required by the Securities and Exchange Commission rules.
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

Additional Information
Additional information required by this section is incorporated by reference to the information in the section entitled “Election of Directors” and “Executive Compensation” in the 2009 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this section is incorporated by reference to the information in the sections entitled “Election of Directors—Directors’ Compensation” and “Executive Compensation” in the 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this section is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2009 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Some of the directors, officers and principal stockholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2008 and the Company expects to have such transactions in the future.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Moss Adams LLP., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $166,426 and $152,290 respectively.
Audit-Related Fees
Moss Adams LLP., did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2008 and December 31, 2007.
Tax Fees
Moss Adams LLP., did not render any professional services for tax compliance, tax advice, or tax planning during 2008.
All Other Fees
The aggregate fees billed by Moss Adams LLP. for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2008 and 2007, respectively.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
               Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:
          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*
3.2	Bylaws, as amended filed 05/15/2007.*
4.1	Specimen Common Stock Certificate filed 12/4/1998.*
4.2	Certificate of determination for the Series A Preferred Stock filed 11/17/08*
4.3	Form of Certificate for the Series A Preferred Stock filed 11/17/08*
4.4	Warrant for purchase of shares of Common stock filed 11/17/08*
10.1	Letter Agreement, dated November 14, 2008, between Bank of Commerce Holdings and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance of the Series A Preferred Stock and Warrant filed 11/17/08*
10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*
10.3	1998 Stock Option Plan filed 12/4/1998.*
10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*
10.5	Form of Non-statutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*
10.7	Directors Deferred Compensation Plan filed 12/4/1998.*
10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*
10.10	Employment contracts dated April 2001 filed 9/27/2001.*
10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*
10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*
10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*
10.14	Change in Control Agreements filed on 12/21/2005*
10.15	Salary Continuation — Blais filed on 12/19/2006*
10.16	Salary Continuation — Moty filed on 12/19/2006*
10.17	Salary Continuation — Eslick filed on 12/19/2006*
10.19	Employment Agreement — Miles filed on 12/29/06*
10.21	Salary Continuation — Miles filed on 12/29/06*
10.22	Employment Agreement — Moty filed on 9/28/07*
10.23	Salary Continuation — Moty filed on 9/28/07*
10.24	Employment contracts dated October 14, 2008 filed on 10/16/08*
10.25	Employment Agreement — Matranga filed on 11/25/08*
11.1	Statement re: Computation of Earnings per Share (see page _63_).
14.0	Bank of Commerce Code of Ethics filed on 2/26/2003*
16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *
21.1	Subsidiaries of the Company filed 12/4/1998. *
23.1	Consent of Moss Adams LLP
24.1	Power of Attorney (see page ___100___)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Chief Executive Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ___

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.
(b)	Reports on Form 8-K:

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty Patrick J. Moty	President, Chief Executive Officer Redding Bank of Commerce and Director of Redding Bank of Commerce	March 13, 2009

/s/ Linda J. Miles Linda J. Miles	Executive Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Kenneth R. Gifford, Jr. Kenneth R. Gifford, Jr.	Chairman of the Board	March 13, 2009

/s/ Welton L. Carrel Welton L. Carrel	Director	March 13, 2009

/s/ Russell L. Duclos Russell L. Duclos	Director	March 13, 2009

/s/ David H. Scott David H. Scott	Director	March 13, 2009

/s/ Lyle L. Tullis Lyle L. Tullis	Director	March 13, 2009

/s/ Jon Halfhide Jon Halfhide	Director	March 13, 2009

/s/ Orin Bennett Orin Bennett	Director	March 13, 2009

/s/ Gary Burks Gary Burks	Director	March 13, 2009

/s/ Dave Bonuccelli Dave Bonuccelli	Director	March 13, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended filed 12/4/1998.*
3.2	Bylaws, as amended filed 05/15/2007.*
4.1	Specimen Common Stock Certificate filed 12/4/1998.*
4.2	Certificate of determination for the Series A Preferred Stock filed 11/17/08*
4.3	Form of Certificate for the Series A Preferred Stock filed 11/17/08*
4.4	Warrant for purchase of shares of Common stock filed 11/17/08*
10.1	Letter Agreement, dated November 14, 2008, between Bank of Commerce Holdings and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance of the Series A Preferred Stock and Warrant filed 11/17/08*
10.2	Office Building Lease between Garian Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998 filed 12/4/1998.*
10.3	1998 Stock Option Plan filed 12/4/1998.*
10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*
10.5	Form of Non-statutory Stock Option Agreement used in connection with 1998 Stock Option Plan filed 12/4/1998.*
10.7	Directors Deferred Compensation Plan filed 12/4/1998.*
10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan filed 12/4/1998.*
10.10	Employment contracts dated April 2001 filed 9/27/2001.*
10.11	Affiliated Business Arrangement Agreement filed 8/20/2004*
10.12	Office building lease by and between Wainright #3 Partners and Redding Bank of Commerce dated 9/23/2005 and filed 9/26/2005*
10.13	Amendment to Employment contracts dated April 2001, filed 12/20/2005*
10.14	Change in Control Agreements filed on 12/21/2005*
10.15	Salary Continuation — Blais filed on 12/19/2006*
10.16	Salary Continuation — Moty filed on 12/19/2006*
10.17	Salary Continuation — Eslick filed on 12/19/2006*
10.19	Employment Agreement — Miles filed on 12/29/06*
10.21	Salary Continuation — Miles filed on 12/29/06*
10.22	Employment Agreement — Moty filed on 9/28/07*
10.23	Salary Continuation — Moty filed on 9/28/07*
10.24	Employment contracts dated October 14, 2008 filed on 10/16/08*
10.25	Employment Agreement — Matranga filed on 11/25/08*
11.1	Statement re: Computation of Earnings per Share (see page _63_).
14.0	Bank of Commerce Code of Ethics filed on 2/26/2003*
16.1	Letter on Change in Certifying Accountants filed 12/4/1998. *
21.1	Subsidiaries of the Company filed 12/4/1998. *
23.1	Consent of Moss Adams LLP
24.1	Power of Attorney (see page ___100___)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chiek Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Chiek Executive Officer.
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Company’s Registration Statement on Form 10 and by the Company’s filing of reports on Form 8-K.