Form 10-Q
period 2009-03-31
Bank of Commerce Holdings
filed 2009-05-01
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of March 31, 2009: 8,711,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	March 31, 2009	Dec. 31, 2008	March 31, 2008
ASSETS

Cash and due from banks	$38,965	$33,716	$12,737
Federal funds sold and securities purchased under agreements to resell	56,655	51,475	25,995

Cash and cash equivalents	95,620	85,191	38,732

Securities available-for-sale at fair value (including pledged collateral of $66,210 at March 31, 2009, $68,735 at December 31, 2008 and $57,274 at March 31, 2008)	105,538	131,687	62,090
Securities held-to-maturity, at cost (estimated fair value of $0 at March 31, 2009, $0 at December 31, 2008 and $10,646 at March 31, 2008)	—	—	10,421

Loans, net of the allowance for loan losses of $7,701 at March 31, 2009, $8,429 at December 31, 2008 and $5,815 at March 31, 2008	525,182	518,946	506,374
Bank premises and equipment, net	10,553	10,672	11,370
Other assets	28,443	27,718	22,248

TOTAL ASSETS	$765,336	$774,214	$651,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$66,351	$79,988	$71,722
Demand — interest bearing	138,231	143,871	140,624
Savings accounts	72,873	67,136	42,946
Certificates of deposit	270,490	264,287	229,006

Total deposits	547,945	555,282	484,298

Securities sold under agreements to repurchase	10,813	13,853	12,455
Federal Home Loan Bank borrowings	120,000	120,000	85,000
Other liabilities	7,716	7,036	7,633
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	701,939	711,636	604,851
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, no outstanding at March 31, 2008	16,573	16,551	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at March 31, 2009, 8,711,495 at December 31, 2008 and 8,707,745 at March 31, 2008	9,679	9,650	9,550
Common Stock Warrant	449	449	—
Retained earnings	36,541	36,009	37,135
Accumulated other comprehensive income (loss), net of tax	155	(81)	(301)

Total stockholders’ equity	63,397	62,578	46,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$765,336	$774,214	$651,235

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three months ended March 31, 2009, December 31, 2008 and March 31, 2008

	For the Quarter Ended:
	March 31,	December 31,	March 31,
Dollars in thousands, except for per share data	2009	2008	2008
Interest income:
Interest and fees on loans	$8,049	$8,028	$9,131
Interest on tax-exempt securities	296	313	274
Interest on U.S. government securities	1,192	873	481
Interest on federal funds sold and securities purchased under agreements to resell	25	39	58
Interest on other securities	117	81	22

Total interest income	9,679	9,334	9,966

Interest expense:
Interest on demand deposits	307	411	750
Interest on savings deposits	281	383	290
Interest on certificates of deposit	1,881	1,975	2,376
Securities sold under repurchase agreements	14	22	84
Interest on FHLB and other borrowings	581	638	731
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	215	263	315

Total interest expense	3,279	3,692	4,546

Net interest income	6,400	5,642	5,420
Provision for loan and lease losses	1,425	3,620	600

Net interest income after provision for loan and lease losses	4,975	2,022	4,820

Noninterest income:
Service charges on deposit accounts	92	108	62
Payroll and benefit processing fees	134	118	129
Earnings on cash surrender value — Bank owned life insurance	86	86	83
Net gain on sale of securities available-for-sale	404	33	242
Net loss on sale of derivative swap transaction	—	—	(225)
Merchant credit card service income, net	74	85	83
Mortgage brokerage fee income	—	4	10
Other income	75	156	181

Total noninterest income	865	590	565

Noninterest expense:
Salaries and related benefits	2,127	2,001	1,949
Occupancy and equipment expense	572	1,339	644
FDIC insurance premium	273	99	58
Data processing fees	111	52	78
Professional service fees	159	270	118
Payroll processing fees	34	30	33
Deferred compensation expense	119	120	111
Stationery and supplies	53	70	62
Postage	81	30	34
Directors’ expense	37	71	48
Other expenses	394	425	430

Total noninterest expense	3,960	4,507	3,565

Income (loss) before provision (benefit) for income taxes	1,880	(1,895)	1,820
Provision (benefit) for income taxes	610	(1,237)	591

Net income (loss)	$1,270	$(658)	$1,229

Less preferred dividend and accretion on preferred stock	$(237)	$(0)	$(0)
Income available to common shareholders	$1,033	$(658)	$1,229

Basic earnings (loss) per share	$0.12	$(0.07)	$0.14
Weighted average shares — basic	8,711	8,755	8,719
Diluted earnings (loss) per share	$0.12	$(0.07)	$0.14
Weighted average shares — diluted	8,711	8,802	8,748
Cash dividends per share	$0.06	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three months ended March 31, 2009

								Accumulated
								Other Comp-
								Income
	Comprehensive	Preferred	Preferred		Common	Stock	Retained	(Loss),
Dollars in Thousands	Income	Shares	Amount	Warrant	Shares	Amount	Earnings	net of tax	Total
Balance at December 31, 2008		17,000	$16,551,268	$448,732	8,711,495	$9,649,672	$36,008,866	$(80,897)	$62,577,641

Comprehensive Income:
Net Income	1,270,015						1,270,015		1,270,015
Other Comprehensive Income:
Unrealized (loss) gain arising during the period on derivative transactions, net	—
Net holding loss on derivatives	—
Unrealized gains on securities, net of reclassification adjustment	473,885
Less: reclassification adjustment for gains included in net income, net of tax	(237,796)
Other Comprehensive Income	—

Total Comprehensive Income	1,506,104							236,089	236,089

Accretion on Preferred Stock			22,437						22,437
Common cash dividends $ (0.06 per share)							(522,690)		(522,690)
Preferred stock dividend							(214,861)		(214,861)
Compensation expense associated with stock options						28,902			28,902
Balance at March 31, 2009		17,000	$16,573,705	$448,732	8,711,495	$9,678,574	$36,541,330	$155,192	$63,397,533

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2009 and 2008

Dollars in thousands	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$1,272	$1,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,425	600
Provision for depreciation and amortization	260	302
Compensation expense associated with stock options	29	28
Tax benefits from the exercise of stock options	—	—
Gain on sale of securities available-for-sale	(404)	(242)
Amortization of investment premiums and accretion of discounts, net	51	7
Loss on sale of derivative swap transaction	—	225
Gain on sale of fixed assets	—	(6)
Deferred income taxes	193	(698)
(Increase) in cash surrender value of bank owned life policies	(86)	(83)
Effect of changes in:
Other assets	548	(1,308)
Deferred compensation	82	111
Deferred loan fees	11	(53)
Other liabilities	598	92

Net cash from operating activities	3,979	204

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	11,820	765
Proceeds from sales of available-for-sale securities	20,379	16,682
Proceeds from maturities of held-to-maturity securities	—	138
Purchases of available-for-sale securities	(5,631)	(11,383)
Investment in bank owned life policies	(1,191)	—
Loan origination, net of principal repayments	(7,672)	(20,638)
Purchases of Bank premises and equipment, net	(140)	(831)
Proceeds on sale of fixed assets	—	127

Net cash from investing activities	17,565	(15,140)

Cash flows from financing activities:
Net decrease in demand and savings accounts	(13,541)	(4,623)
Net increase in certificates of deposit	6,204	15,290
Net decrease in securities sold under agreement to repurchase	(3,040)	(3,058)
Proceeds from Federal Home Loan Bank advances	210,000	80,000
Repayments of Federal Home Loan Bank advances	(210,000)	(55,000)
Cash dividends paid on common stock	(523)	(700)
Cash dividends paid on preferred stock	(215)	—
Proceeds from stock options exercised	—	29
Common Stock repurchase	—	(504)
Tax benefits from the exercise of stock options	—	—

Net cash (used) from financing activities	(11,115)	31,434

Net increase in cash and cash equivalents	10,429	16,498
Cash and cash equivalents, beginning of period	85,191	22,234

Cash and cash equivalents, end of period	$95,620	$38,732

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$250
Interest	3,318	4,445
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its subsidiaries Redding Bank of Commerce™, Roseville Bank of Commerce™ (“BOC” or the “Bank”) and Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements audited by Moss Adams, LLP, independent public accountants, as indicated in their report not included herein, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation with no effect on previously reported equity and net income.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2008 Annual Report on Form 10-K. The results of operations and cash flows for the 2009 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.
     2. Recent Accounting pronouncements
On October 10, 2008, the FASB issued FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FAS 157-3 is a FASB Staff Position that clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” for a non-active market and provides an illustrative example of key considerations in determining the fair value of financial assets under such conditions. The adoption of FAS 157-3 did not have a material impact on our consolidated financial statements.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Companies financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for the Companies financial statements for the year beginning on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009 and earlier adoption is not permitted.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s statements of income and condition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s statements of income and condition.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s statements of income and condition.
3. Earnings per Share
Basic earnings per share excludes dilution is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income of the Company adjusted for dividend payments and accretion associated with Preferred Stock. The following table displays the computation of earnings per share for the three months ended March 31, 2009 and 2008.
(Amounts in thousands, except per share data)

Earnings Per Share	March 31, 2009	March 31, 2008

Basic EPS Calculation:
Net Income	$1,270	$1,229
Less: preferred dividend	(215)	—
Less: accretion on Preferred Stock	(22)	—

Numerator: Earnings available to common stockholders	$1,033	$1,229

Denominator (average common shares outstanding)	8,711	8,719
Basic earnings per Share	$0.12	$0.14

Diluted EPS Calculation:
Net Income	$1,270	$1,229
Less: preferred dividend	(215)	—
Less: accretion on Preferred Stock	(22)	—

Numerator: Earnings available to common stockholders	$1,033	$1,229

Denominator:
Average common shares outstanding	8,711	8,719
Plus incremental shares from assumed conversions
Stock Options	—	29
Warrants	—	—

	8,711	8,748

Diluted earnings per Share	$0.12	$0.14
Anti-dilutive options not included in EPS Calculation	615	145
Anti-dilutive warrants not included in EPS Calculation	405	—

Vested stock options totaling 615,305 at an average price of $7.05 were outstanding as of March 31, 2009.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
4. Stock Option Plans
For the first quarter of 2009, stock option compensation expense charged against income was $28,902 compared to $28,398 at March 31, 2008. At March 31, 2009, there was $234,401 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of 3.6 years. No options were granted during the first quarter of 2009 or 2008.
During the three months ended March 31, 2009 and 2008 the Company received cash of $0 and $29,393 respectively, upon exercise of stock-based compensation arrangements.
5. Securities Portfolio
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
Total available-for-sale securities decreased $26.1 million or 19.9% at March 31, 2009 compared to December 31, 2008. As of March 31, 2009, the Company has pledged a total of $66.2 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities held on the date indicated.

	As of March 31, 2009
(Dollars in thousands)				Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$8,006	$31	$—	$8,037
Obligations of state and political subdivisions	27,003	65	(1,424)	25,644
Mortgage backed securities	70,282	1,840	(265)	71,857
Other securities	0	0	0	0

Total	$105,291	$1,936	$(1,689)	$105,538

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	As of December 31, 2008
(Dollars in thousands)				Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$16,006	$70	$—	$16,076
Obligations of state and political subdivisions	32,178	146	(1,303)	31,021
Mortgage backed securities	83,657	1,278	(345)	84,590

Total	$131,841	$1,493	$(1,648)	$131,687

An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information. The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at March 31, 2009 and has determined that no securities are other than temporarily impaired. The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at March 31, 2009. The table represents 37 securities compared with 40 securities at December 31, 2008. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	$0	$0	$0	$0	$0	$0
Obligations of state and political subdivisions	$20,906,886	$(1,365,418)	$360,654	$(59,346)	$21,267,540	$(1,424,764)
Mortgage backed securities	$5,251,431	$(25,921)	$2,130,969	$(238,751)	$7,382,400	$(264,672)
Total temporarily impaired securities	$26,158,317	$(1,391,339)	$2,491,623	$(298,097)	$28,649,940	$(1,689,436)
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2009 was 4.39%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s floating rate junior subordinate notes (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust will be used by the Company for general corporate purposes, including funding the growth of the Company’s various financial services. During September 2008, $1,200,000 in proceeds from the issuance of the trust notes was transferred from the Holding Company to the Bank as surplus capital.
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
The proceeds from Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility and the risk-free interest rate. The fair value of the preferred stock is determined based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 9% at the date of issuance. The discount on the preferred stock will be accreted to par value over a five-year term, which is the expected life of the preferred stock. Capital Purchase Plan participants may “opt out” by repaying the capital without raising additional capital subject to consultation with the appropriate Federal regulator.
8. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2009 are below:

(Dollars in thousands)
Operating Leases

2009	$389
2010	524
2011	454
2012	279
2013	155
Thereafter	606

Total	$2,407

Minimum rental due in the future Under non-cancelable subleases	$8

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $120,000,000 as of March 31, 2009 and $85,000,000 as of March 31, 2008. The FHLB advances bear fixed interest rates ranging from 0.29% to 3.97%. Interest is payable monthly and semiannually. The following table illustrates borrowings outstanding at the end of the period:

Advance Amount	Interest Rate	Maturity
$70,000,000	0.29%	05/26/2009
$15,000,000	3.41%	04/29/2011
$35,000,000	3.97%	11/23/2009

$120,000,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $5,640,000 and to pledge $95,470,373 of its real estate mortgage loans to the FHLB as collateral as of March 31, 2009. At March 31, 2009, the Bank had available borrowing lines at the FHLB of $36,993,995 and additional federal fund borrowing lines at two correspondent banks totaling $25,000,000.
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
The Company’s commitments to extend credit are illustrated below:

Credit Commitments	March 31, 2009	March 31, 2008
Unfunded loan commitments	$151,329,729	$184,065,127
Standby letters of credit	6,785,969	6,600,143
Guaranteed commitments outstanding	1,350,399	1,375,998

	$159,466,097	$192,041,268

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
9. Accounting for Income Tax Uncertainties (FIN 48)
In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of Interpretation 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits. Additionally, there were no unrecognized tax liabilities or benefits as of March 31, 2009.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdiction
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
10. Fair Value Measurement
SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. Effective January 1, 2008 the Company adopted SFAS No. 157, which enhances the disclosures about financial instruments carried at fair value.
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands)

Recurring Basis

Fair Value Measurements
At March 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2009	Level (1)	(Level 2)	(Level 3)

Available for sale securities	$105,538	$0	$105,538	$0
Total assets measured at fair value	$105,538	$0	$105,538	$0

Total liabilities measured at fair value	$—		$—

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Non Recurring Basis

			Fair Value Measurements
			At March 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable	Gains
	Fair Value	Identical Assets	Inputs	Inputs	(Losses)
Description	March 31, 2009	Level (1)	(Level 2)	(Level 3)	During period

Impaired Loans	$6,473	$0	$0	$6,473	$(555)

Total assets measured at fair value	$6,473	$0	$0	$6,473	$(555)

Liabilities	$0	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0	$0

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
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.
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
The Company had outstanding balances of $19.6 and $20.2 million in impaired loans as of March 31, 2009 and December 31, 2008, respectively. During the period $555,000 in impaired loans were written down. Impairment allowances totaled $1.1 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively.
On April 20, 2009 the Company sold $14.3 million in impaired loans and booked a recovery of $227,000. Following the loan sale, non performing assets were 1.08% of total assets compared to 2.94% of total assets at March 31, 2009.

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk factors that may affect results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2008 to March 31, 2009. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2009, compared to the same period in 2008. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company will provide free of charge upon request, or through links to publicly available filings accessed through its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. The Internet addresses of the Company are www.bankofcommerceholdings.com, www.reddingbankofcommerce.com, www.rosevillebankofcommerce.com, and www.bankofcommercemortgage.com. Reports may also be obtained through the Securities and Exchange Commission’s website at www.sec.gov.
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
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At March 31, 2009, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in California deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Current financial and credit market conditions may persist or worsen, making it more difficult to access capital markets on favorable terms
Over the last year financial and credit markets have experienced unprecedented disruption and volatility. These conditions may continue or even worsen, affecting the Company’s ability to access capital markets on favorable terms. We may raise additional capital through the issuance of common stock, which could dilute existing stockholders, or reduce or eliminate our common stock dividend to preserve capital or in order to raise additional capital.
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
For securities considered to be OTTI, the security is adjusted to fair value and the resulting losses are recognized in Realized investment gains (losses) on the Consolidated Statements of Income.
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $7.7 million, or 1.45% of total loans at March 31, 2009.
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
At March 31, 2009, time certificates of deposit in excess of $100,000 represented approximately 25% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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
Participation in the Treasury Department’s Capital Purchase Program restricts our ability to raise the common stock dividend and may result in dilution of common stockholders
The U.S. government has taken action to restore liquidity and stability to financial and credit markets, including the enactment of the Emergency Economic Stabilization Act of 2008 (EESA) and the Troubled Asset Relief Program (TARP). As part of TARP, the Treasury Department implemented the Capital Purchase Program (CPP) to purchase senior preferred stock from qualifying financial institutions including Bank of Commerce Holdings. On November 14, 2008, we issued preferred securities and a common stock purchase warrant to the Treasury Department under the CPP. Prior to November 14, 2011, unless the Company has redeemed the preferred securities or the Treasury Department has transferred the securities to a third party, the Treasury Department’s consent will be required for us to increase our common stock dividend or repurchase our common stock other than in connection with benefit plans consistent with past practice. Under the anti-dilution provisions included in the terms of the department’s CPP investment, the per share exercise price of the warrant and the number of shares of our common stock issuable upon exercise of the warrant will be adjusted upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The exercise of the common stock purchase warrant could result in material dilution to existing common stockholders. As a condition to an additional CPP investment, the Company could be required to eliminate our common stock dividend.
As a participant in the CPP our business activities and corporate governance may be subject to additional restrictions and requirements, including requirements for lending activities and restrictions on compensation, some possibly with retroactive application, adopted by Congress, the Treasury Department or government agencies.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
The American Recovery and Reinvestment Act of 2009 includes extensive new restrictions on the Company’s ability to pay retention awards, bonuses and other incentive compensation during the period in which the Company has any outstanding obligation arising from financial assistance provided to the Company under the TARP. Many of the restrictions are not limited to senior executives and cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect the Company’s ability to recruit and retain key employees.
As long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to our common stock are prohibited until all accrued and unpaid dividends are paid on that preferred stock, subject to certain exceptions. In addition, until the U.S. Treasury ceases to own any of our securities sold under the TARP Capital Purchase Program, the compensation arrangements for the Company’s senior executive officers must comply with the U.S. Emergency Economic Stabilization Act of 2008 (EESA) and the rules and regulations thereunder. EESA requires the following provisions with respect to our Chief Executive Officer: limits on compensation to exclude incentives to take unnecessary and excessive risks; a claw-back with respect to incentive compensation based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; and a prohibition on golden parachute payments. EESA also limits the deductibility of compensation earned by our senior executive officers to $500,000 per year.
The American Recovery and Reinvestment Act of 2009 (Stimulus Act), which was signed into law on February 17, 2009, imposes extensive new restrictions on participants in the TARP Capital Purchase Program. The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to the Company’s Chief Executive Officer except for the payment of long-term restricted stock; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the claw-back required by EESA to the top 5 most highly compensated employees. The Stimulus Act also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the Stimulus Act. The full impact of the Stimulus Act is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the Stimulus Act and the anticipated regulations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Under a rebuttal presumption established by the FRB, the acquisition of more than 10% of a class of voting stock of a bank with a class of securities registered under Section 12 of the Exchange Act (such as the common stock), would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the FRB under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding shares of the Company’s common stock, or such lesser number of shares as constitute control. See “Regulation and Supervision of Bank Holding Companies” in the Company’s 2008 Annual Report on Form 10-K.
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
Shares Eligible for Future Sale
As of March 31, 2009, the Company had 8,711,495 shares of Common Stock outstanding, of which 6,409,494 shares are eligible for sale in the public market without restriction and 2,302,001 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 615,305 shares of the issued and outstanding shares of common stock at exercise prices ranging from $5.42 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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
Our management processes, structures and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Management”.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	March 31, 2009	March 31, 2008
Profitability Ratios
Net Interest Income to Average Assets	3.33%	3.49%
Net Income to Average Equity	8.05%	10.54%

Efficiency Ratio[1]	54.48%	59.57%

Capital Ratios
Leverage Ratio	9.53%	9.15%
Risk Based Capital	$81,193,549	$63,081,047
Tier 1 Capital	11.44%	9.90%
Total Capital	12.69%	10.98%

Per Common Share Data
Dividend Payout Ratio	41.09%	56.92%
Book Value	$7.28	$5.33
Market Price	$5.04	$8.00
High	$5.05	$8.59
Low	$3.90	$6.00

Financial Highlights — Results of Operations
Balance Sheet
Our Company believes that 2009 and beyond may be redefining the financial services industry. During 2009 and 2008, the focus of the Company has been on strengthening the balance sheet, by providing appropriate reserves, strong capital, and significant liquidity. Our strength and security continue to compare favorably with our industry peers.
Our balance sheet decreased by $8.9 million or 1.15% over the year end 2008. As a commercial bank, this is anticipated as customer funds are paid toward corporate taxes during the period. Loans, the single largest asset of the Company grew by $6.2 million over year end and $18.8 million over the same period a year ago.
Deposit balances decreased by $7.3 million over the year end 2008 for the same reasons as above. Deposits have increased $63.6 million over the same period a year ago, and can be attributed to the Buenaventura office opened during 2008.
Management has taken aggressive actions in provisioning for loan losses, charging down impairments and keeping an attentive eye on expenses.
The Commercial and Industrial portfolio is performing well given the current market conditions while real estate development properties and construction related lending remains under stress. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of higher energy prices and higher unemployment levels. Net charge offs were $2.1 million at March 31, 2009 compared to net charge offs of $3.0 million for the same period a year ago. The charge-offs were centered in real estate development loans. One development property was taken into other real estate owned (OREO) during 2008. OREO was $2.9 million at March 31, 2009 and zero for the same period a year ago. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Elevated provisions are associated with an aggressive reclassification of loans and management’s aggressive stance in recognizing impaired loans. Our Company has provided $1.4 million in provisions for loan and lease losses for the three months ended March 31, 2009 compared to $600,000 for the same period a year ago. The Company’s allowance for loan losses was 1.45% of total loans at March 31, 2009 compared to 1.14% of total loans for the same period a year ago.
Our Company continues to maintain a relatively low-risk, liquid and valuable available-for-sale investment portfolio.

[1]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

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
Income Statement
Net income for the first quarter of 2009 totaled $1,270,000 an increase of 3.34% from the $1,229,000 reported for the same quarterly period of 2008. On the same basis, diluted earnings per common share for the first quarter of 2009 was $0.12, compared to $0.14 for the same period of 2008, a decrease of 14.3%. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2009 were 0.66% and 8.05%, respectively, compared with 0.79% and 10.54%, respectively, for the first quarter of 2008.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2009 was $6.4 million compared with $5.4 million for the same period in 2008, an increase of 18.1%.
Average earning assets for the three-months ended March 31, 2009 increased $134.7 million or 22.9% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $20.3 million or 4.0% on average compared with the prior year period.
During the fourth quarter 2008, the Company used low cost Federal Home Loan Bank borrowings to purchase $50.0 million in investment securities. Average securities including federal funds sold increased $114.4 million over the same period a year ago. The yield on earning assets decreased to 5.37% for the three-month period ended March 31, 2009 compared to 6.80% for the same period a year ago.
The decrease in average earning asset yields is primarily due to multiple interest rate drops in the loan portfolio during the period.
Average deposits and borrowings increased by $108.0 million over the same period a year ago. The yield on funding costs decreased to 2.13% compared with 3.58% for the same period a year ago. Federal Home Loan Bank borrowings have seen a significant drop in costs as the Treasury continues to provide liquidity to the financial services industries.

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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2009, the Company had overnight investments of $95.6 million, available lines of credit at the Federal Home Loan bank of approximately $36.9 million, and two federal funds borrowing line with correspondent banks of $25.0 million.
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
As of March 31, 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Well	Minimum
		Actual	Capitalized	Capital
March 31, 2009	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$73,242,341	9.50%	n/a	4.0%
Tier 1 Risk-Based	73,242,341	11.45%	n/a	4.0%
Total Risk-Based	81,238,930	12.70%	n/a	8.0%

Redding Bank of Commerce
Leverage	$73,196,960	9.53%	5.0%	4.0%
Tier 1 Risk-Based	73,196,960	11.44%	6.0%	4.0%
Total Risk-Based	81,193,549	12.69%	10.00%	8.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2009, the Company’s FHLB advances were of fixed term borrowings without call or put option features.
At March 31, 2009, the Bank had $120 million in FHLB term advances outstanding at an average rate of 1.92% compared to $80.5 million at an average rate of 3.60% at March 31, 2008.
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
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At March 31, 2009 and December 31, 2008, the Company had pledged $95,470,373 and $96,721,113, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. An allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. This reserve is carried as a liability on the consolidated balance sheet.
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
Provision for loan and lease losses of $1,425,000 were provided for the three-months ended March 31, 2009 compared with $3,620,000 for the three-months ended December 31, 2008 and $600,000 for the three-months ended March 31, 2008. The Company’s allowance for loan and lease losses was 1.45% of total loans at March 31, 2009, 1.60% at December 31, 2008 and 1.14% at March 31, 2008, while its ratio of non-performing assets to total assets was 2.94% at March 31, 2009, 2.98% at December 31, 2008, and 2.45% at March 31, 2008. Two commercial credits totaling $1.6 million were charged off during the first quarter 2009.

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
The holding company, subsidiary bank and non-bank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2008 Annual Report on Form 10-K.
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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2008 Annual Report on Form 10-K.
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
Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2008 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K require management to make difficult, subjective or complex judgments or estimates.

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
Accounting Principles Generally Accepted in the United States of America
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K.
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
Revenue recognition
The Company’s primary source of revenue is interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.
Income Taxes
The Company files a consolidated federal and state income tax return. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

		Three Months Ended			Three Months Ended
		March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans[2]	$524,367	$8,049	6.14%	$504,091	$9,131	7.25%
Tax-exempt Securities[3]	29,304	296	4.04%	27,901	274	3.93%
US Government Securities	11,316	127	4.49%	15,272	142	3.72%
Mortgage backed Securities	80,263	1,065	5.31%	29,055	339	4.67%
Federal Funds Sold	38,222	25	0.26%	8,014	58	2.89%
Other Securities	37,557	117	1.25%	2,000	22	4.40%

Average Earning Assets	$721,029	$9,679	5.37%	$586,333	$9,966	6.80%

Cash & Due From Banks	$17,614			$12,708
Bank Premises	10,623			11,303
Allowance for Loan Losses	(8,402)			(8,441)
Other Assets	27,814			20,116

Average Total Assets	$768,678			$622,019

Interest Bearing Liabilities
Demand Interest Bearing	$137,608	$307	0.89%	$141,709	$750	2.12%
Savings Deposits	65,803	281	1.71%	41,195	290	2.82%
Certificates of Deposit	265,296	1,881	2.84%	216,051	2,376	4.40%
Repurchase Agreements	11,940	14	0.47%	13,052	84	2.57%
FHLB Borrowings	120,000	581	1.94%	80,569	731	3.63%
Trust Preferred Borrowings	15,000	215	5.73%	15,000	315	8.40%

	615,647	$3,279	2.13%	507,576	$4,546	3.58%

Noninterest bearing demand	74,637			66,825
Other Liabilities	5,219			995
Stockholders’ Equity	73,175			46,623

Average Liabilities and Stockholders’ Equity	$768,678			$622,019

Net Interest Income and Net Interest Margin		$6,400	3.55%		$5,420	3.70%

Interest income on loans includes FASB No. 91 fee expense of approximately $62,000 and FASB No. 91 fee income of approximately $36,000 for the period ended March 31, 2009 and 2008, respectively.

[2]	Average non-performing loans of $19.8 million are included

[3]	The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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
Table 2
Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	March 31, 2009	Over	March 31, 2008
(Dollars in thousands)	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio Loans	$311	$(1,393)	(1,082)
Tax-exempt Securities	14	8	22
US Government Securities	(44)	29	(15)
Mortgage Back Securities	679	47	726
Federal Funds Sold	20	(53)	(33)
Other Securities	111	(16)	95

Total Increase (Decrease)	$1,091	$(1,378)	$(287)

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$(9)	$(434)	$(443)
Savings Deposits	105	(114)	(9)
Certificates of Deposit	349	(844)	(495)
Repurchase Agreements	(1)	(69)	(70)
FHLB Borrowings	191	(341)	(150)
Trust Preferred Borrowings	0	(100)	(100)

Total Increase (Decrease)	$635	$(1902)	$ (1,267)

Net Increase	$456	$524	$980

Average earning assets for the three-months ended March 31, 2009 increased $134.7 million or 22.9% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $20.3 million or 4.0% on average compared with the prior year period.
During the fourth quarter 2008, the Company used low cost Federal Home Loan Bank borrowings to purchase $50.0 million in investment securities. Average securities including federal funds sold increased $114.4 million over the same period a year ago. The yield on earning assets decreased to 5.37% for the three-month period ended March 31, 2009 compared to 6.80% for the same period a year ago.
The decrease in average earning asset yields is primarily due to multiple interest rate drops in the loan portfolio during the period.
Average deposits and borrowings increased by $108.0 million over the same period a year ago. The yield on funding costs decreased to 2.13% compared with 3.58% for the same period a year ago. Federal Home Loan Bank borrowings have seen a significant drop in costs as the Treasury continues to provide liquidity to the financial services industries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.
Noninterest Income

	Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008

Noninterest income
Service charges on deposit accounts	$92	$62
Payroll and benefit processing fees	134	129
Earnings on cash surrender value — Bank owned life insurance	86	83
Net gain on sale of securities available-for-sale	404	242
Net loss on sale of derivative swap	—	(225)
Merchant credit card service income, net	74	83
Mortgage brokerage fee income	—	10
Other income	75	181

Total noninterest income	$865	$565

Noninterest income increased $300,000 or 53.1% for the quarter ended March 31, 2009 over March 31, 2008. The increase is primarily related to gains on available-for-sale investment securities that were sold during the period. All other items compare favorably to the prior period.
Noninterest Expense

	Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008

Noninterest expense
Salaries and related benefits	$2,127	$1,949
Occupancy and equipment expense	572	644
FDIC insurance premium	273	58
Data processing fees	111	78
Professional service fees	159	118
Payroll processing fees	34	33
Deferred compensation expense	119	111
Stationery and supplies	53	62
Postage	81	34
Directors’ expense	37	48
Other expenses	394	430

Total noninterest expense	$3,960	$3,565

Noninterest expense for the quarter ended March 31, 2009 was $3.9 million, an increase of $395,000 or 11.08% over the same period a year ago. The increase is primarily related to the increase in FDIC insurance premium in anticipation of a 20 basis point special assessment during 2009. Salaries and benefits have increased $178,000 or 9.13% related to increased costs to employee insurance benefits during the period.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)
Income Taxes	March 31, 2009	March 31, 2008

Tax provision	$610	$591
Effective tax rate	32.41%	32.5%

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax, and takes into consideration strategies to increase tax exempt income and tax credits.
The Company had a net deferred tax asset of $4.7 million at March 31, 2009. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2009 consist of the following:

Deferred Tax Assets	March 31, 2009	March 31, 2008

State Franchise taxes	$(72,047)	$186,193
Deferred compensation	2,174,628	1,962,157
Loan loss reserves	3,848,649	3,585,204
Other Comprehensive Income	(108,560)	124,016
Other	24,768	398,793

Total Deferred Tax Assets	$5,867,438	$6,256,363

Deferred Tax Liabilities
Depreciation	(1,128,350)	(180,882)
Deferred loan origination costs		(452,281)
Deferred state taxes		(413,227)
Other	—	—

Total Deferred Tax Liabilities	(1,128,350)	(1,046,390)

Total Net Deferred Tax Asset	$4,739,088	$5,209,973

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties, California, and the location of the Bank’s four full services branches, specifically identified as Upstate California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned as economic conditions in California continue to deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations. The recent slowdown in residential development and construction markets has led to an increase in nonperforming loans which has made it prudent to strengthen our reserve position at this time. Management has taken cautious steps to ensure the proper funding of loan reserves. Credit quality, expense control and the bottom line remain top focus. A number of larger institutions have announced significant losses. These losses stemmed from securities collateralized with sub-prime mortgages and other troubled assets. It is important to note that Redding Bank of Commerce does not originate or hold sub-prime loans, nor do we hold collateralized debt obligations or asset backed securities backed by sub-prime loans in our securities portfolio. However, as a lending institution, we are not immune to the residential real estate slowdown.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	March 31, 2009	December 31, 2008

Commercial and financial loans	$167,162	$164,083
Real estate-construction loans	73,155	84,218
Real estate-commercial	229,361	217,914
Real estate-mortgage	20,929	20,285
Real estate-other	41,363	39,915
Installment	155	145
Other loans	856	902
Less:
Net deferred loan costs (fees)	(98)	(87)
Allowance for loan losses	(7,701)	(8,429)

Total net loans	$525,182	$518,946

The Company’s practice is to place an asset on nonaccrual status when one of the following events occur: (i) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well secured and in the process of collection). (ii) Management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans are loans that are on nonaccrual, are 90 days past due and still accruing or have been restructured. The portfolio mix reflects increases in commercial real estate and the other real estate category. Construction and development loans have declined since December 31, 2008; and now represent 13.9% of total loans compared to 16.2% at December 31, 2008.
Non accrual and impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $19.6 and $20.2 in impaired loans that had impairment allowances of $1,100,000 and $1,100,000 as of March 31, 2009 and December 31, 2008, respectively.
Subsequent to March 31, 2009, the Company received a new appraisal related to two credits totaling $3.5 million that are currently in nonaccrual status and considered impaired at March 31, 2009. The two credits relate to loan participations wherein the Company is not the lead lender. The lead lender ordered an updated appraisal for the collateral securing the two credits and forwarded it to the Company in April 2009. As part of the Company’s normal processes and controls related to the review and evaluation of appraisals from non-bank approved appraisers, the Company will evaluate the assumptions and other components used in the appraisal during the 2nd quarter of 2009. The results of this evaluation will be incorporated into the Company’s FAS 114 analysis for these credits during the 2nd quarter of 2009. The specific reserve for these credits is $500,000 at March 31, 2009. This reserve was determined based on discounted cash flow analysis. Management believes the $500,000 specific reserve for these credits is adequate and appropriate. However, management’s evaluation of the aforementioned appraisal and the related incorporation of the appraisal into management’s FAS 114 analysis could result in additional reserves being required for these credits and additional provisions to the Allowance for Loan and Lease Losses during the 2nd quarter of 2009. On April 20, 2009 the Company sold $14.3 million in impaired loans and booked a recovery of $227,000. Following the loan sale non performing assets were 1.08% of total assets compared to 2.94% of total assets at March 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	March 31, 2009	December 31, 2008

Nonaccrual loans	$19,599	$20,154
90 days past due and still accruing interest	0	0

Total nonaccrual loans	19,599	20,154
Other Real Estate Owned	2,934	2,934

Total non performing assets	$22,533	$23,088

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
Non-performing assets were 2.94% of total assets as of March 31, 2009 compared to 2.98% at December 31, 2008. On April 20, 2009 the Company sold $14.3 million in impaired loans and booked a recovery of $227,000. Following the loan sale non-performing assets were 1.08% of total assets compared to 2.94% of total assets at March 31, 2009.
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
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)
Allowance for Loan and Lease
Losses	March 31, 2009	March 31, 2008

Beginning balance for Loan Losses	$8,429	$8,233
Provision for Loan Losses	1,425	600
Charge offs:
Commercial	(1,658)	(0)
Real Estate	(497)	(3,020)
Other	(0)	(0)

Total Charge offs	(2,155)	(3,020)

Recoveries:
Commercial	1	0
Real Estate	0	0
Other	1	2

Total Recoveries	2	2

Ending Balance	$7,701	$5,815
ALLL to total loans	1.45%	1.14%
Net Charge offs to average loans	0.04%	0.60%

The allowance for loan and lease losses totaled $7.7 million at March 31, 2009 compared to $8.4 million at December 31, 2008 and $5.8 million at March 31, 2008. The Company’s allowance for loan losses was 1.45% of total loans at March 31, 2009, 1.60% at December 31, 2008 and 1.14% at March 31, 2008. Provisions for loan losses for the quarter ended March 31, 2009 were $1,425,000 compared to $600,000 for the same quarter in 2008.
The Company continues to be aggressive in identifying non-performing assets. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans. Two commercial credits totaling $1.6 million which were fully reserved were charged off during the first quarter 2009.
The Company’s ratio of non-performing assets to total assets was 2.94% at March 31, 2009, compared to 2.98% at December 31, 2008. The Company’s OREO consists of one commercial development property at $2.9 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	March 31,	December 31,	September 30,	June 30,	March 31,
Dollars in thousands, except for per share data	2009	2008	2008	2008	2008

Interest income:
Interest and fees on loans	$8,049	$8,028	$8,252	$8,171	$9,131
Interest on tax-exempt securities	296	313	308	302	274
Interest on U.S. government securities	1,192	873	582	533	481
Interest on federal funds sold and securities purchased under agreements to resell	25	39	116	90	58
Interest on other securities	117	81	13	23	22

Total interest income	9,679	9,334	9,271	9,119	9,966
Interest expense:
Interest on demand deposits	307	411	514	498	750
Interest on savings deposits	281	383	543	360	290
Interest on certificates of deposit	1,881	1,975	1,963	2,238	2,376
Securities sold under repurchase agreements	14	22	32	35	84
Interest on FHLB and other borrowings	581	638	662	781	731
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	215	263	317	161	315

Total interest expense	3,279	3,692	4,031	4,073	4,546
Net interest income	6,400	5,642	5,240	5,046	5,420
Provision for loan and lease losses	1,425	3,620	1,300	1,000	600
Net interest income after provision for loan and lease losses	4,975	2,022	3,940	4,046	4,820
Noninterest income:
Service charges on deposit accounts	92	108	91	50	62
Payroll and benefit processing fees	134	118	107	99	129
Earnings on cash surrender value — bank owned life insurance	86	86	86	85	83
Net gain on sale of securities available-for-sale	404	33	159	194	242
Net loss on sale of derivative swap transaction	—	—	—	—	(225)
Merchant credit card service income, net	74	85	99	97	83
Mortgage brokerage fee income	—	4	2	5	10
Other income	75	156	207	187	181

Total noninterest income	865	590	751	717	565
Noninterest expense:
Salaries and related benefits	2,127	2,001	1,909	1,892	1,949
Occupancy and equipment expense	572	1,339	613	640	644
FDIC insurance premium	273	99	113	113	58
Data processing fees	111	52	81	65	78
Professional service fees	159	270	146	133	118
Payroll processing fees	34	30	26	27	33
Deferred compensation expense	119	120	118	113	111
Stationery and supplies	53	70	50	80	62
Postage	81	30	32	38	34
Directors’ expense	37	71	81	94	48
Other expenses	394	425	443	418	430

Total noninterest expense	3,960	4,507	3,612	3,613	3,565
Income (loss) before provision for income taxes	1,882	(1,895)	1,079	1,150	1,820
Provision (benefit) for income taxes	610	(1,237)	362	244	591
Net income (loss)	$1,270	$(658)	$717	$906	$1,229

Less preferred dividend and accretion on preferred stock	$(237)	$(0)	$(0)	$(0)	$(0)
Income available to common shareholders	$1,033	$(658)	$717	$906	$1,229
Basic earnings (loss) per share	$0.12	$(0.07)	$0.08	$0.10	$0.14
Weighted average shares — basic	8,711	8,755	8,711	8,748	8,719
Diluted earnings (loss) per share	$0.12	$(0.07)	$0.08	$0.10	$0.14
Weighted average shares — diluted	8,711	8,802	8,713	8,751	8,748
Cash dividends per share	$0.06	$0.08	$0.08	$0.08	$0.08

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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100 or 200 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Management’s most recent calculation estimated an annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate. At December 31, 2008, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $741,121 and $1,036,979, respectively, with a similar and opposite result attributable to a 100 and 200 basis point increase in the federal funds rate.
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

ITEM 4T. CONTROLS AND PROCEDURES
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
During the quarter ended March 31, 2009, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: May 1, 2009	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and Chief Financial Officer