Form 10-Q
period 2009-06-30
Bank of Commerce Holdings
filed 2009-08-14
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Outstanding shares of Common Stock, no par value, as of June 30, 2009: 8,711,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	June 30, 2009	Dec. 31,2008	June 30, 2008
ASSETS

Cash and due from banks, non interest bearing	$36,352	$10,216	$16,660
Interest bearing due from banks	27,512	23,500	0
Federal funds sold and securities purchased under agreements to resell	15,140	51,475	11,585

Cash and cash equivalents	79,004	85,191	28,245

Securities available-for-sale, at fair value (including pledged collateral of $60,678 at June 30, 2009, $68,735 at December 31, 2008 and $68,165 at June 30, 2008)	75,480	131,687	66,728

Securities held-to-maturity, at cost (estimated fair value of $0 at June 30, 2009, $0 at December 31, 2008 and $10,285 at June 30, 2008)	—	—	10,385
Portfolio Loans, net of the allowance for loan losses of $8,496 at June 30, 2009, $8,429 at December 31, 2008 and $5,017 at June 30, 2008 (includes estimated fair value of ITIN loans of $80,671 at June 30, 2009, $0 at December 31, 2008 and $0 at June 30, 2008)	587,637	518,946	507,651
Mortgages held for sale, at fair value	20,225	—	—
Bank premises and equipment, net	10,586	10,672	11,068
Goodwill	2,927	—	—
Other real estate owned	3,229	2,934	—
Other assets	28,031	24,784	22,531

TOTAL ASSETS	$807,119	$774,214	$646,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	69,957	$79,988	$68,625
Demand — interest bearing	142,210	143,871	128,994
Savings accounts	59,432	67,136	52,453
Certificates of deposit	295,508	264,287	218,303

Total deposits	567,107	555,282	468,375

Securities sold under agreements to repurchase	10,843	13,853	14,343
Federal Home Loan Bank and Federal Reserve Bank borrowings	120,000	120,000	95,000
Mortgage warehouse lines of credit	17,512	—	—
Other liabilities	9,344	7,036	7,396
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	740,271	711,636	600,579
Commitments and contingencies Stockholders’ Equity:

Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at June 30, 2008	16,596	16,551	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at June 30, 2009, December 31, 2008 and at June 30, 2008	9,688	9,650	9,590
Common Stock Warrant	449	449	—
Retained earnings	37,922	36,009	37,344
Accumulated other comprehensive income (loss), net of tax	30	(81)	(905)

Total Equity — Bank of Commerce Holdings	64,685	62,578	46,029
Non controlling interest in subsidiary	2,163	—	—
Total stockholders’ equity	66,848	62,578	46,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,119	$774,214	$646,608

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and Six Months Ended June 30, 2009 and June 30, 2008

	For Three Months Ended:		For Six Months Ended:
Amounts in thousands, except for per share data	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest income:
Interest and fees on loans	$9,272	$8,171	$17,321	$17,302
Interest on tax-exempt securities	279	302	575	576
Interest on U.S. government securities	954	533	2,146	1,014
Interest on federal funds sold and securities purchased under agreements to resell	5	90	30	148
Interest on other securities	131	23	248	45

Total interest income	10,641	9,119	20,320	19,085

Interest expense:
Interest on demand deposits	239	498	546	1,248
Interest on savings deposits	238	360	519	650
Interest on certificates of deposit	1,900	2,238	3,781	4,614
Securities sold under agreements to repurchase	11	35	25	119
Interest on FHLB and other borrowings	539	781	1,120	1,512
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	216	161	431	476

Total interest expense	3,143	4,073	6,422	8,619

Net interest income	7,498	5,046	13,898	10,466
Provision for loan and lease losses	3,056	1,000	4,481	1,600

Net interest income after provision for loan losses	4,442	4,046	9,417	8,866

Noninterest income:
Service charges on deposit accounts	96	50	188	112
Payroll and benefit processing fees	104	99	238	228
Earnings on cash surrender value - Bank owned life insurance	117	85	203	168
Net gain on sale of securities available-for-sale	1,074	194	1,478	436
Net gain on transfer of financial assets	340	—	340	—
Net loss on sale of derivative swap transaction	—	—	—	(225)
Merchant credit card service income, net	75	97	149	180
Mortgage brokerage fee income	1,302	5	1,302	15
Other income	87	187	162	368

Total noninterest income	3,195	717	4,060	1,282

Noninterest expense:
Salaries and related benefits	2,644	1,892	4,771	3,841
Occupancy and equipment expense	730	640	1,302	1,284
FDIC insurance premium	301	113	574	171
Data processing fees	68	65	179	143
Professional service fees	295	133	454	251
Payroll and benefit fees	27	27	61	60
Deferred compensation expense	123	113	242	224
Stationery and supplies	26	80	79	142
Postage	76	38	157	72
Directors’ expense	120	94	157	142
Other expenses	483	418	877	847

Total noninterest expense	4,893	3,613	8,853	7,177

Income before provision for income taxes	2,744	1,150	4,624	2,971
Provision for income taxes	1,027	244	1,637	835

Net Income	1,717	906	2,987	2,136
Less: Net income attributable to non-controlling interest	101	—	101	—
Net Income attributable to Bank of Commerce Holdings	$1,616	$906	$2,886	$2,136

Less: preferred dividend and accretion on preferred stock	235	—	472	—
Income available to common shareholders	$1,381	$906	$2,414	$2,136
Basic earnings per share	$0.16	$0.10	$0.28	$0.25
Weighted average shares — basic	8,711	8,748	8,711	8,714
Diluted earnings per share	$0.16	$0.10	$0.28	$0.24
Weighted average shares — diluted	8,712	8,751	8,712	8,732
Cash Dividends declared	$0.00	$0.08	$0.06	$0.16
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2009

							Accumulated	Subtotal	Non
							Other Comp-	Bank of	Controlling
	Comprehensive	Preferred		Common	Stock	Retained	Income (Loss),	Commerce	Interest in
Dollars in Thousands	Income	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total

Balance at December 31, 2008		$16,551,268	$448,732	8,711,495	$9,649,672	$36,008,866	($80,897)	$62,577,641	$0	$62,577,641

Comprehensive Income:
Net Income	1,270,015					1,270,015		1,270,015		1,270,015
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	473,885
Less: reclassification adjustment for gains included in net income, net of tax	(237,796)
Other Comprehensive Income	—
Total Comprehensive Income	1,506,104						236,089	236,089		236,089

Accretion on Preferred Stock		22,437						22,437		22,437
Common cash dividends ($0.06 per share)						(522,690)		(522,690)		(522,690)
Preferred stock dividend						(214,861)		(214,861)		(214,861)
Compensation expense associated with stock options					28,902			28,902		28,902
Balance at March 31, 2009		$16,573,705	$448,732	8,711,495	$9,678,574	$36,541,330	$155,192	$63,397,533	$0	$63,397,533

Net Income	1,717,020					1,615,771		1,615,771	101,249	1,717,020
Comprehensive Income:
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	506,451
Less: reclassification adjustment for gains included in net income, net of tax	(631,627)

Total Other Comprehensive Income	1,591,844
Less: Other Comprehensive Income non-controlling interest	(101,249)

Total Comprehensive Income — BOCH	1,490,595						(125,176)	(125,176)		(125,176)
Accretion on Preferred Stock		22,437				(22,437)				0
Preferred stock dividend						(212,500)		(212,500)		(212,500)
Compensation expense associated with stock options					9,434			9,434		9,434
Cash distribution to non controlling interest									2,061,812	2,061,812

Balance at June 30, 2009		$16,596,142	$448,732	8,711,495	$9,688,008	$37,922,164	$30,016	$64,685,062	$2,163,061	$66,848,123

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2009 and 2008

Dollars in thousands	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income	$2,886	$2,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,481	1,600
Provision for depreciation and amortization	592	598
Compensation expense associated with stock options	38	57
Gain on transfer of financial assets	(340)	0
Gain on sale of securities available-for-sale	(1,478)	(436)
Amortization of investment premiums and accretion of discounts, net	(61)	18
Loss on sale of derivative swap transaction	0	225
Loss (Gain) on sale of fixed assets	1	(5)
Deferred income taxes	(809)	(707)
Increase in cash surrender value of bank owned life policies	(1,379)	(141)
Effect of changes in:
Other assets	(1,578)	(860)
Deferred compensation	216	219
Deferred loan fees	167	(31)
Other liabilities	(1,546)	(378)

Net cash from operating activities	1,190	2,295

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	19,734	4,071
Proceeds from sales of available-for-sale securities	54,427	26,616
(Purchases) of available-for-sale securities	(16,004)	0
Purchases of ITIN loan portfolio	(66,696)	0
Investment in bank owned life policies	0	(30,052)
Loan origination, net of principal repayments	(18,292)	(22,938)
Purchases of Bank premises and equipment, net	(326)	(697)
Cash acquired in merger, net of cash consideration paid	4,825	0

Net cash used from investing activities	(22,332)	(23,000)

Cash flows from financing activities:
Net (decrease) increase in deposits	11,802	(5,255)
Net (decrease) in securities sold under agreement to repurchase	(3,009)	(1,170)
Net change in FHLB advances	(20,000)	35,000
Net change in other short term borrowings	27,809	0
Cash dividends paid on common stock	(1,220)	(1,396)
Cash dividends paid on preferred stock	(427)	0
Proceeds from stock options exercised	0	41
Common stock repurchased	0	(504)

Net cash from financing activities	14,955	26,716

Net (decrease) increase in cash and cash equivalents	(6,187)	6,011
Cash and cash equivalents, beginning of period	85,191	22,234

Cash and cash equivalents, end of period	79,004	$28,245

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,132	$—
Interest	$6,474	8,970
Transfer of loans to other real estate owned	$3,229	—
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Consolidation and Basis of Presentation
Bank of Commerce Holdings is a financial services company providing banking, investments and mortgage banking through branch locations, the internet and other distribution channels. The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its wholly owned subsidiaries Redding Bank of Commerce™ and Roseville Bank of Commerce™ (“BOC” or the “Bank”) and its majority owned subsidiary, Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements audited by Moss Adams, LLP, a registered public accounting firm, as indicated in their report not included herein, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation with no effect on previously reported equity and net income.
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
2. Business Combinations
A business combination occurs when an entity acquires net assets that constitute a business, or acquires equity interests in one or more other entities that are businesses and obtains control over those entities. Business combinations may be effected through the transfer of consideration such as cash, other financial or non-financial assets, debt, or common or preferred shares. The assets and liabilities of an acquired entity or business are recorded at their respective fair values as of the closing date of the transaction. The results of operations of an acquired entity are included in our consolidated results from the closing date of the transaction, and prior periods are not restated. All business combinations are accounted for using the acquisition method.
The Company will regularly explore opportunities to acquire financial services companies and businesses. Public announcements about an acquisition opportunity are not made until a definitive agreement has been signed. In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1984 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years based upon delivering an established level of profits. Fair market value is considered to represent a value at which a willing seller and willing buyer both being informed of the relevant facts about the business, could reasonable conduct a transaction, neither party acting under compulsion to do so. Fair market value estimates include the tangible and intangible assets of the business including the quality of the management team, the customer referral network, the current set of leases, infrastructure, market research and other intangibles. The Company’s acquisition of 51% majority ownership interest was measured at fair value based on the total consideration transferred. The fair value of the non-controlling interest was estimated through a valuation of the acquired company. Two approaches were used to value the business, the market and income approaches. The total estimated fair value of the acquired company was $4.2 million. This value represents the following change in control transaction multiples: 13.27 times trailing twelve months earnings, 29.21% price to trailing twelve months gross revenues and 436.70% of total shareholders equity. The estimated fair value of $2.06 million of the non-controlling interest was derived using the total fair value of $4.2 million and the 49% non-controlling interest.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The agreement allows the Company to penetrate into the Mortgage Brokerage Services market through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™. At June 30, 2009 the Company had no pending business combinations.
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(In thousands)

Cash paid — at fair value	$1,500
Earn out payable — at fair value	965
Fair value of non-controlling interest	2,062

Total Consideration at fair value	$4,527

Net acquisition date fair value of assets acquired	($1,600)

Goodwill	$2,927

No assets or liabilities arose out of contingencies. Goodwill totaling $2.9 million is not being amortized for book purposes under current accounting guidelines. Goodwill is not deductible for tax purposes. Goodwill will be reviewed for impairment on an annual basis. No other intangible assets were recorded as a result of the business combination.
     The following balance sheet summarizes the amount assigned for each major asset category of Simonich Corporation d.b.a. BWC Mortgage Services at the date of acquisition, May 15, 2009. The carrying amount of the acquired assets and liabilities approximated fair value. Accordingly, no fair value adjustments to the acquired assets and liabilities were recorded.

Cash and Cash Equivalents	$1,764,691
Restricted Cash	800,000
Accounts Receivable	10,447
Other Receivables	436,533
Loans held for sale, net of deferred income	12,005,417
Prepaid Expenses	57,430
Notes Receivable	414,294

Total Current Assets:	15,488,812
Fixed Assets	155,148
Other Assets	13,310

TOTAL ASSETS	15,657,270

Accounts Payable	98,697
Accrued Expenses	232,378
Branch Payables	191,117

Total Payables:	522,192
Current portion Capital Lease	39,276
Impounds payable	66,644
Mortgage warehouse lines of credit	11,810,238

Total Other Current Liabilities:	11,916,158
Total Current Liabilities:	12,438,350
Long Term Capital Lease Payable	14,888
Due to stockholder	224,032
Notes Payable	1,380,000

Total Long Term Liabilities:	1,618,920
TOTAL LIABILITIES	14,057,270
Net Assets	$1,600,000

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

	Six Months Ended June 30, 2009
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	20,165	—	182	(27)	20,320
Interest expense:
Total interest expense	6,015	3	431	(27)	6,422

Net interest income	14,150	(3)	(249)		13,898
Provision for loan and lease losses	4,475	6	—	—	4,481

Net interest income after provision for loan losses	9,675	(9)	(249)	—	9,417
Noninterest income:
Mortgage brokerage fee income	8	3,939	—	—	3,947
Other noninterest income	2,758	—	—	—	2,758

Total noninterest income	2,766	3,930	(249)	(27)	6,705
Noninterest expense:
Salaries and related benefits	4,148	1,959	65	—	6,172
Occupancy and equipment expense	1,215	449	—	—	1,664
Other noninterest expense	2,420	699	98	—	3,217

Total noninterest expense	7,783	3,107	163	—	11,053
Income before provision for income taxes	4,658	823	(412)	—	5,069
Provision for income taxes	1,466	173	—	—	1,639

Net Income	3,192	650	(412)	—	3,430
Less: Net income attributable to non-controlling interest	—	(319)	—	—	(319)

Net Income attributable to Bank of Commerce Holdings	$3,192	$331	$(412)	—	$3,111

Less: Preferred dividend and accretion on preferred stock	—	—	(472)	—	(472)

Income available to common shareholders	$3,192	$331	$(884)	=	$2,639

Basic earnings per share					$0.30

Diluted earnings per share					$0.30

	Six Months Ended June 30, 2008
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	18,959	—	146	(20)	19,085
Interest expense:
Total interest expense	8,173	—	466	(20)	8,619

Net interest income	10,786	—	(320)	—	10,466

Provision for loan and lease losses	1,600	—	—	—	1,600

Net interest income after provision for loan losses	9,186	—	(320)	—	8,866
Noninterest income:
Mortgage brokerage fee income	15	2,861	—	—	2,876
Other noninterest income	1,267	—	—	—	1,267

Total noninterest income	1,282	2,861	—	—	4,149
Noninterest expense:
Salaries and related benefits	3,776	1,401	65	—	5,242
Occupancy and equipment expense	1,284	587	—	—	1,871
Other noninterest expense	1,942	1,062	110	—	3,114

Total noninterest expense	7,002	3,050	175	—	10,227

Income before provision for income taxes	3,466	(189)	(495)	—	2,782
Provision for income taxes	835	—	—	—	835

Net Income	2,631	(189)	(495)	—	1,947
Less: Net income attributable to non-controlling interest	—	(92)	—	—	(92)

Net Income attributable to Bank of Commerce Holdings
	$2,631	$(97)	$(495)	—	$2,039

Less: Preferred dividend and accretion on preferred stock	—	—	—	—	—

Income available to common shareholders	$2,631	$(97)	$(495)	=	$2,039

Basic earnings per share					$0.23

Diluted earnings per share					$0.23

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
3. Recent Accounting pronouncements
In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principles, a Replacement of FASB Statement No. 162” was issued and established the FASB Accounting Standards Codification (Codification) as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The pronouncement and the Codification will be effective in the period ending September 30, 2009 and is not expected to have a significant impact on the Company’s financial statements.
On May 28, 2009, the FASB issued FAS 165, “Subsequent Events.” FAS 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 specifically outlines the period, circumstances, and disclosures that should be evaluated and recognized after the balance sheet date. The pronouncement is effective date for interim or annual financial periods ending after June 15, 2009 with prospective application. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.
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
SFAS No. 160 requires that non-controlling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to adoption of FAS 160, they were to be classified outside of equity. This new standard also changes the way a non-controlling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the non-controlling interest. SFAS No. 160 requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The remaining interest is initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. SFAS No. 160 was effective for the Company on January 1, 2009.
Our Company holds a controlling interest in Bank of Commerce Mortgage™. Simonich Corporation holds the non-controlling interest. In connection with the adoption of SFAS No. 160 on January 1, 2009, Simonich Corporation’s non-controlling interest is classified in the consolidated statement of stockholders equity.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The adoption of FAS 157-4 did not have a material impact on our consolidated financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s statements of income and condition.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
4. Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with Preferred Stock. The following table displays the computation of earnings per share for the three and six months ended June 30, 2009 and 2008.
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
Earnings Per Share	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Basic EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,616	$906	$2,886	$2,136
Less: dividend on Preferred Stock	213	—	427	—
Less: accretion on Preferred Stock	22	—	45	—

Numerator: Earnings available to common stockholders	$1,381	$906	$2,414	$2,136

Denominator (average common shares outstanding)
	8,711	8,748	8,711	8,714
Basic earnings per Share	$0.16	$0.10	$0.28	$0.25

Diluted EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,616	$906	$2,886	$2,136
Less: dividend on Preferred Stock	213	—	427	—
Less: accretion on Preferred Stock	22	—	45	—

Numerator: Earnings available to common stockholders	$1,381	$906	$2,414	$2,136

Denominator:
Average common shares outstanding	8,711	8,748	8711	8,714

Plus incremental shares from assumed conversions
Stock Options	1	3	1	18
Warrants	—	—	—	—

	8,712	8,751	8,712	8,732

Diluted earnings per Share	$0.16	$0.10	$0.28	$0.24
Anti-dilutive options not included in EPS Calculation	188,400	146,167	188,400	146,167
Anti-dilutive warrants not included in EPS Calculation	405,405	—	405,405	—

Vested stock options totaling 609,305 at an average exercise price of $7.01 were outstanding as of June 30, 2009.
5. Stock Option Plans
For the first six months of 2009, stock option compensation expense charged against income was $38,336 compared to $56,799 at June 30, 2008. At June 30, 2009, there was $209,984 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of 3.6 years. One option of 4,000 shares was granted during the first six months of 2009 and no options were granted during the first six months of 2008. The fair value of the option granted during 2009 is $1.91, on the date of the grant using a Black-Sholes option pricing model with the following assumptions: daily volatility of 0.6760%, risk-free interest rate of 2.07%, expected dividends of $0.24 per share per year, assumed forfeiture rate of zero and an expected life of seven years.
During the six months ended June 30, 2009 and 2008 the Company received cash of $0 and $41,506 respectively, upon exercise of stock-based compensation arrangements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
6. Securities Portfolio
The Company’s available-for-sale securities consists of both debt and marketable equity securities. The portfolio is comprised of U.S. Treasury securities, U.S. Agency securities, mortgage-backed securities, and obligations of states and political subdivisions. Securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses, after applicable income taxes, are reported in cumulative other comprehensive income. The Company uses the most current market quotations to estimate the fair value of these securities.
The Company does not include federal funds sold as securities. These investments are included in cash and cash equivalents. Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold.
Total available-for-sale securities decreased $56.2 million or 42.7% at June 30, 2009 compared to December 31, 2008. As of June 30, 2009, the Company has pledged a total of $60.7 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities at:

(Dollars in thousands)		As of June 30, 2009
		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$25,269	$657	($45)	$25,881
Obligations of state and political subdivisions	28,381	113	(836)	27,658
Mortgage backed securities	19,332	286	(31)	19,587
Asset backed securities	2,463	—	(109)	2,354

Total	$75,445	$1,056	$(1,021)	$75,480

(Dollars in thousands)		As of December 31, 2008
		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$16,006	$70	$—	$16,076
Obligations of state and political subdivisions	32,178	146	(1,303)	31,021
Mortgage backed securities	83,657	1,278	(345)	84,590
Asset backed securities	—	—	—	—

Total	$131,841	$1,493	$(1,648)	$131,687

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2009 are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,005	$1,015
Due after one year through five years	1,806	1,813
Due after five years through ten years	6,388	6,308
Due after ten years	66,246	66,344

Total	75,445	75,480
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and Other Than Temporarily Impaired (“OTTI”), otherwise defined as an unrealized loss. When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at June 30, 2009 and has determined that no securities are other than temporarily impaired.
We do not have the intent to sell the investments that are temporarily impaired, and it is more than likely than not that we will not have to sell those investments before recovery of the cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and or insurers, if applicable. Based upon our evaluation, management has determined that no investment security in our portfolio is other than temporarily impaired.
The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at June 30, 2009. The table represents 27 securities compared with 40 securities at December 31, 2008. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer. The unrealized losses are primarily driven by changes in interest rates and not due to credit quality.

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	$2,954,365	($45,635)	$—	$—	$2,954,365	($45,635)
Obligations of state and political subdivisions	12,359,048	(488,747)	4,688,605	(346,733)	17,047,653	(835,480)
Mortgage backed securities	2,748,884	(3,133)	2,142,523	(27,953)	4,891,407	(31,086)
Asset backed securities	2,354,076	(109,283)	—	—	2,354,076	(109,283)
Total temporarily impaired securities	$20,416,373	($646,798)	$6,831,128	($374,686)	$27,247,501	($1,021,484)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$0	$0	$0	$0
Obligations of state and political subdivisions	$21,125,047	($1,140,217)	$843,658	($162,412)	$21,968,705	($1,302,628)
Mortgage-backed securities	$16,666,493	($105,783)	$5,375,203	($239,463)	$22,041,696	($345,247)
Total temporarily impaired securities	$37,791,540	($1,246,000)	$6,218,861	($401,875)	$44,010,401	($1,647,875)
7. Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost or fair market value. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
8. Goodwill
Goodwill is recorded in business combinations under the acquisition method of accounting when the purchase price is higher than the fair value of net assets, including identifiable intangible assets. The Company will assess goodwill for impairment annually, and more frequently in certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. The Company will recognize impairment losses as a charge to noninterest expense (unless related to discontinued operations) and an adjustment to the carrying value of the goodwill asset. Subsequent reversals of goodwill impairment are prohibited.
As a result of the stock purchase agreement and acquisition of 51% of the capital stock of Simonich Corporation, d.b.a. BWC Mortgage Services, the Company has recorded goodwill. (See note 2)
9. Junior Subordinated Debt Payable to Unconsolidated Subsidiary Grantor Trust
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2009 was 4.43%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
10. Preferred Stock and Warrants
The Company is authorized to issue two million shares of preferred stock. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no voting rights. Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Certificate of Determination described in Item 5.03). After three years, the Company may, at our option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
11. Commitments and contingent liabilities
     Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2009 are below:

(Dollars in thousands)

Operating Leases

2009	$266
2010	524
2011	454
2012	279
2013	155
Thereafter	606

Total	$2,284

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
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $100,000,000 as of June 30, 2009 and $95,000,000 as of June 30, 2008. The FHLB advances bear fixed interest rates ranging from 0.32% to 3.97%. Interest is payable monthly and semiannually. The following table illustrates borrowings outstanding at the end of the period:

Advance Amount	Interest Rate	Maturity

$50,000,000	0.32%	08/31/2009
$15,000,000	3.41%	04/29/2011
$35,000,000	3.97%	11/23/2009

$100,000,000
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $6,110,000 and to pledge $98,099,579 of its real estate mortgage loans and $40,414,740 of its securities portfolio to the FHLB as collateral as of June 30, 2009. At June, 2009, the Bank had available borrowing lines at the FHLB of $38,514,319 and additional federal fund borrowing lines at a correspondent bank totaling $10,000,000.
FRB TAF Advances — The Company has an advance from the Federal Reserve Bank of San Francisco (“FRB”) totaling $20,000,000 as of June 30, 2009 and $0 as of June 30, 2008. The advance is under FRB’s Term Auction Facility (“TAF”) and was originated on June 17, 2009, matures on September 10, 2009, and bears a fixed rate of 0.25%. The FRB’s TAF credit facility is an auction based borrowing with terms limited to 28 and 84 day maturities. The Company has pledged $74,215,075 in commercial and industrial loans as collateral as of June 30, 2009, and had available borrowing lines at the FRB of $48,220,472.
Off-Balance Sheet Financial Instruments — In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to customers.
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
The Company’s commitments to extend credit are illustrated below:

Credit Commitments	June 30, 2009	June 30, 2008

Unfunded loan commitments	$144,214,872	$150,784,540
Standby letters of credit	5,732,853	6,074,834
Guaranteed commitments outstanding	1,324,799	1,357,724

	$151,272,524	$158,217,098

12. Accounting for Income Tax Uncertainties (FIN 48)
In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Statement on January 1, 2007. As a result of the implementation of Interpretation 48, it was not necessary for the Company to recognize any increase in the liability for unrecognized tax benefits. Additionally, there were no unrecognized tax liabilities or benefits as of June 30, 2009.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and California state jurisdiction and the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
13. Fair Value Measurement
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
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands)

Recurring Basis		Fair Value Measurements
		At June 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2009	Level (1)	(Level 2)	(Level 3)
Available-for-sale securities	$75,480	$0	$75,480	$0
Mortgages held for sale	$20,225	$20,225	$0	$0

Total assets measured at fair value	$95,705	$20,225	$75,480	$0

Total liabilities measured at fair value	$—		$—
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
Mortgages held for sale — Mortgages held for sale represent new prime residential originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. Valuation is based upon quoted prices for identical instruments traded in active markets.
Assets and Liabilities Recorded at Fair Value on a Non Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non recurring basis are included in the table below.
(Dollars in thousands)

Non Recurring Basis		Fair Value Measurements
At June 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable	Gains
	Fair Value	Identical Assets	Inputs	Inputs	(Losses)
Description	June 30, 2009	Level (1)	(Level 2)	(Level 3)	During period
Impaired Loans	$7,680	$0	$0	$7,680	($1,715)
Total assets measured at fair value	$7,680	$0	$0	$7,680	($1,715)
Liabilities	$—	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—	$—

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
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were collateral dependent and were evaluated based on the fair value of the collateral.
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
Portfolio loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.
Mortgages held for sale — Mortgages held for sale represent new prime residential originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. Valuation is based upon quoted prices for identical instruments traded in active markets.
Commitments to extend credit and standby letters of credit — The fair value of commitments is generally only the loan fee.
Federal Home Loan Bank borrowings — The fair value of borrowed funds is based on carrying amounts due to the short term nature of the borrowing.
Junior subordinated debt payable to unconsolidated subsidiary grantor trust — The fair value of variable rate junior subordinated debt payable to subsidiary grantor trust is based on carrying amounts.
Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. For variable-rate certificates of deposit that reprice frequently, fair values are based on carrying values. The carrying amount of accrued interest payable approximates its fair value.
Securities sold under agreements to repurchase — The fair value of securities purchased under agreements to resell is estimated by discounting the contractual cash flows under outstanding borrowings at rates prevailing in the marketplace today for similar borrowings, rates and collateral.
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
The estimated fair values of the Company’s financial instruments are approximately as follows:

	June 30, 2009
	Contract	Carrying
	Amount	Amount	Fair Value
Financial Assets:
Cash and cash equivalents		$79,004	$79,004
Securities		75,480	75,480
Portfolio Loans, net		587,637	595,454
Mortgages held for sale, at fair value		20,225	20,225
Accrued interest on loans		2,527	2,527
Accrued interest on securities		603	603
Financial Liabilities:
Demand and savings		$271,599	$271,599
Fixed rate certificates		292,144	294,179
Variable certificates		3,364	3,364
Accrued interest payable		491	491
Securities sold under agreements to repurchase		10,843	10,843
Federal Home Loan Borrowings		120,000	120,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465

Off balance sheet financial instruments:
Commitments to extend credit	$144,215		$—
Standby letters of credit	5,733		57
Guaranteed commitments outstanding	1,325		13
14. Transfer of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. On April 17, 2009, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans with an estimated fair value of $80,671,104. The ITIN portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in carrying value of certain non-performing loans and cash of approximately $67.0 million.
The transaction was completed under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under SFAS 140, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred as proceeds of the transfer, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 furthers requires that the transferee (the Company) to initially recognize all assets obtained and any liabilities incurred at fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The difference between the fair value and carrying value of the assets received is amortized or accreted over the life of the asset as an adjustment to the yield. Additionally, the transferee is to recognize a gain or loss from the transfer in the statement of income as a result of this transfer of financial assets. The Company recorded a gain of $340,000, which is included as a component of non-interest income.
The fair value of the ITIN loan portfolio obtained in the loan swap was determined under SFAS 157, Fair Value Measurements. The current market for ITIN loans is illiquid. Given the lack of level 1 and 2 fair value indications, a level 3 valuation approach was adopted. The Company engaged an independent third party to conduct the level 3 valuation of the portfolio utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics market participants generally considered factors specific to (a) the asset, (b) the principal (or most advantageous) market for the asset, and (c) market participants with whom the Company would transact in that market. The net estimated discount rate utilized in the discounted cash flow was 7.39% in conjunction with a constant prepayment rate (CPR) of 6.0%. The non-recurring fair value of the portfolio was determined to be 100.37% of par or $80.7 million as of April 17, 2009.
15. Segment Reporting
The Company has two reportable segments: Commercial banking and mortgage brokerage services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Tehama and Sacramento, California. The principal commercial banking activities include a full array of deposit accounts and related services and commercial lending for businesses, professionals and their interests.
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.
The following table represents financial information about the Company’s reportable segments:

Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Interest and fees on loans	$17,166	—	$155	—	$17,321
Interest on tax-exempt securities	576	—	—	—	576
Interest on U.S. government securities	2,146	—	—	—	2,146
Interest on federal funds sold and securities purchased under agreements to resale	30	—	—	—	30
Interest on other securities	248	—	27	(27)	248

Total interest income	20,165	—	182	(27)	20,320
Interest expense:
Interest on demand deposits	546	—	—	—	546
Interest on savings deposits	519	—	—	—	519
Interest on certificates of deposit	3,808	—	—	(27)	3,781
Securities sold under agreements to repurchase	25	—	—	—	25
Interest on FHLB and other borrowings	1,117	3	—	—	1,120
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	431	—	431

Total interest expense	6,015	3	431	(27)	6,422
Net interest income	14,150	(3)	(249)		13,898
Provision for loan and lease losses	4,475	6	—	—	4,481
Net interest income after provision for loan losses	9,675	(9)	(249)	—	9,417
Noninterest income:
Service charges on deposit accounts	188	—	—	—	188
Payroll and benefit processing fees	238	—	—	—	238
Earnings on cash surrender value — Bank owned life insurance	203	—	—	—	203

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Income Statement (continued)	Bank	Mortgage	Parent	Intercompany	Consolidated
Net gain on sale of loans	340	—	—	—	340
Merchant credit card service income, net	149	—	—	—	149
Mortgage brokerage fee income	8	1,294	—	—	1,302
Other income	162	—	—	—	162

Total noninterest income	2,766	1,294	—	—	4,060

Noninterest expense:
Salaries and related benefits	4,148	558	65	—	4,771
Occupancy and equipment expense	1,215	87	—	—	1,302
FDIC insurance premium	574	—	—	—	574
Data processing fees	179	—	—	—	179
Professional service fees	347	43	64	—	454
Payroll and benefit fees	61	—	—	—	61
Deferred compensation expense	242	—	—	—	242
Stationery and supplies	75	4	—	—	79
Postage	67	5	—	—	72
Directors’ expense	140	—	17	—	157
Other expenses	735	210	17	—	664

Total noninterest expense	7,783	907	163	—	8,853
Income before provision for income taxes	4,658	378	(412)	—	4,624
Provision for income taxes	1,466	171	—	—	1,637

Net Income	3,192	207	(412)	—	2,987
Less: Net income attributable to non-controlling interest	—	(101)	—	—	(101)

Net Income attributable to Bank of Commerce Holdings	$3,192	$106	$(412)	—	$2,886

Dollars in thousands	Bank	Mortgage	Parent	Intercompany	Consolidated
ASSETS
Cash and due from banks, non interest bearing	$34,514	$1,819	$372	($353)	$36,352
Interest bearing due from banks	27,512	—	—	—	27,512
Federal funds sold and securities purchased under agreements to resell	15,140	—	—	—	15,140

Cash and cash equivalents	77,166	1,819	372	(353)	79,004

Securities available-for-sale at fair value (including pledged collateral of $60,678 at June 30, 2009)	75,480	—	—	—	75,480
Portfolio loans	596,530	—	2,903	(3,300)	596,133
Allowance for loan and lease losses	(8,451)	(6)	(39)	—	(8,496)

Portfolio loans net of allowance	588,079	(6)	2,864	(3,300)	587,637
Mortgages held for sale, at fair value, net of deferred income	—	20,225	—	—	20,225
Bank premises and equipment, net	10,357	229	—	—	10,586
Investment in Bank of Commerce Mortgage™	—	—	2,572	(2,572)	—
Investment in Trust	—	—	465	(465)	—
Investment in Bank	—	—	74,862	(74,862)	—
Goodwill	—	2,927	—	—	2,927
Other real estate owned	3,229	—	—	—	3,229
Other assets	27,399	968	86	(423)	28,031

TOTAL ASSETS	$781,710	$26,161	$81,221	(81,973)	$807,119

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Bank	Mortgage	Parent	Intercompany	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	71,111	—	—	(1,154)	69,957
Demand — interest bearing	142,210	—	—	—	142,210
Savings accounts	59,432	—	—	—	59,432
Certificates of deposit	295,508	—	—	—	295,508

Total deposits	568,261	—	—	(1,154)	567,107
Securities sold under agreements to repurchase	10,843	—	—	—	10,843
Federal Home Loan Bank and Federal Reserve Bank borrowings	120,000	—	—	—	120,000
Mortgage warehouse lines of credit	—	20,812	—	—	20,812
Other liabilities	7,744	615	1,048	(3,386)	6,021
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	15,465	—	15,465

Total Liabilities	706,848	21,427	16,513	(4,540)	740,248
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at June 30, 2008	13,000	—	16,596	(13,000)	16,596
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at June 30, 2009	2,341	—	9,688	(2,341)	9,688
Common Stock Warrant	—	—	449	—	449
Retained earnings	59,491	2,571	37,945	(62,062)	37,945
Accumulated other comprehensive income, net of tax	30	—	30	(30)	30

Total Equity — Bank of Commerce Holdings	74,862	2,571	64,708	(77,433)	64,708
Non controlling interest in subsidiary	—	2,163	—	—	2,163
Total stockholders’ equity	74,862	4,734	64,708	(77,433)	66,871

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781,710	$26,161	$81,221	($81,973)	$807,119

16. Subsequent Events
The Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued, and has determined that there were no recognized or non-recognized subsequent events that require recognition or disclosure.

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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2008 to June 30, 2009. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2009, compared to the same period in 2008. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The Bank was incorporated as a California banking corporation on November 25, 1981, and received its certificate of authority to begin banking operations on October 22, 1982. The Bank operates four full service facilities in three diverse markets in Northern California. Bank of Commerce is proud of its reputation as Northern California’s premier bank for business. During 2007, the Company re-branded “Bank of Commerce| Bank of Choice™” reflecting a renewed commitment to making Bank of Commerce the bank of choice™ for local businesses with a fresh focus on family and personal finances.
The Company will regularly explore opportunities to acquire financial services companies and businesses. Public announcements about an acquisition opportunity are not made until a definitive agreement has been signed. In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1984 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
The agreement allows the Company to penetrate into the Mortgage Brokerage Services market at our current retail locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 the company changed its name to Bank of Commerce Mortgage™.

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
The services offered by the Mortgage Company include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.
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
On April 17, 2009, the Company completed a “Loan Swap” transaction which included the purchase of a portfolio of Individual Tax Identification Number (“ITIN”) residential mortgage loans with a fair value of $80.6 million. The mortgage loan industry has long been able to adapt to changing market conditions. As immigrants begin to comprise a larger and larger portion of our population, the lending industry has begun to introduce loans that are tailored to an immigrant population that may not have solid credit histories or social security numbers. ITIN loans are offered to immigrants that do not have a social security number. The process of obtaining an ITIN is somewhat more complicated than that of applying for a conventional mortgage. As a result, the usual underwriting required in issuing such a loan is more complicated and more time consuming than a conventional mortgage. For this reason, fees and interest rates tend to be higher than for other types of conventional mortgage loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ITIN portfolio was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN mortgage pool is geographically disbursed through out the United States.
The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values on a national level. The Bank manages risk through its underwriting criteria, which includes strategies to match the borrower’s cash flow to loan repayment terms, and periodic evaluations of the borrower’s operations. The Bank’s evaluations of its borrowers are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Bank.
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
Risk Factors
Economic Conditions and Geographic Concentration
An economic slowdown could reduce demand for the Company’s products and services and lead to lower revenues and lower earnings. A change in the national economic and business conditions may adversely affect the ability of our borrowers to repay their loans, causing us to incur higher credit losses. The Company earns revenue from interest and fees charged on loans and financial services. When the economy slows, the demand for these products and services may fall, reducing our interest and fee income, and our earnings. In addition, during periods of economic slowdown or recession, the Bank may experience a decline in collateral values and an increase in delinquencies and defaults due to the borrower’s ability to repay their loans. Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, a slowdown in housing, natural disasters, terrorist activities, military conflicts, and the normal cyclical nature of the economy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At June 30, 2009, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in the nation deteriorate in the future. Deterioration of the national real estate market has had an adverse effect on the Company’s business, financial condition and results of operations.
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
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an ‘other-than-temporary’ impairment has occurred. The ALCO Committee reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an ‘other-than-temporary’ impairment (“OTTI”).
When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.
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
The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $8.5 million, or 1.43% of total portfolio loans at June 30, 2009.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
At June 30, 2009, time certificates of deposit in excess of $100,000 represented approximately 30% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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
Dividends paid from the Bank and the Mortgage Company are used to pay dividends on common stock and interest and principal on debt. In addition, the California Financial Code restricts the ability of the Bank to pay dividends. No assurance can be given that the Company or the Bank will pay any dividends in the future or, if paid, such dividends will not be discontinued. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Shares Eligible for Future Sale
As of June 30, 2009, the Company had 8,711,495 shares of Common Stock outstanding, of which 6,409,494 shares are eligible for sale in the public market without restriction and 2,302,001 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 687,485 shares of the issued and outstanding shares of common stock at exercise prices ranging from $5.00 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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
Mortgage banking interest rate and market risk
Changes in interest rates greatly affect the mortgage banking business. Our mortgage subsidiary originates, funds and services mortgage loans, which subjects the Company to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, the Company reduces unwanted credit and liquidity risks by selling some or all of the long-term fixed-rate mortgage loans and adjustable rate mortgages originated.
Notwithstanding the continued downturn in the housing sector, and the continued lack of liquidity in the nonconforming secondary markets, the subsidiary mortgage banking revenue continued to be positive. Interest rate and market risk can be substantial in the mortgage business. Changes in interest rates may potentially impact total origination fees.
Interest rates impact the amount and timing of origination because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, interest rate changes will impact origination fees with a lag. The amount and timing of the impact on origination fees will depend on the magnitude, speed and duration of the change in interest rates. A decline in interest rates generally increases the propensity for refinancing.
As part of subsidiary mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. Outstanding loan commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.
Mortgage banking revenue can be volatile from quarter to quarter
The Company earns revenue from fees for originating mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue from loan originations. It is also possible that, because of the recession and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Executive Overview
Bank of Commerce Holdings is a financial services company providing banking, investments, mortgage banking, consumer banking, the internet and other distribution channels to our markets. Our Company was established to make a profitable return while serving the financial needs of the communities of our markets. We are in the financial services business, and no line of financial services is beyond our charter as long as it serves the needs of businesses and professionals in our communities. The mission of our Company is to provide its stockholders with a safe, profitable return on their investment, over the long term. Management will attempt to minimize risk to our stockholders by making prudent business decisions, will maintain adequate levels of capital and reserves, and will maintain effective communications with stockholders. Our Company’s most valuable asset is its customers. We will consider their needs first when we design our products and services. The high-quality customer experience is an important mission of our Company, and how well we accomplish this mission will have a direct influence on our profitability.
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
Sources of Income
The Company has two reportable segments: Commercial banking and mortgage brokerage services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Tehama and Sacramento, California. The principal commercial banking activities include a full array of deposit accounts and related services and commercial lending for businesses, professionals and their interests.
The Company derives its commercial banking income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The income of the Bank depends to a great extent on net interest income. These interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Bank’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Bank is considered asset sensitive. As a result, the Company is adversely affected by declining interest rates.
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions. The Company derives fee income from its mortgage brokerage services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Key Performance Ratios	June 30, 2009	June 30, 2008
Profitability Ratios
Net Interest Income to Average Assets	3.53%	3.22%
Net Income to Average Equity	8.85%	9.05%

Efficiency Ratio[1]	49.30%	61.09%

Capital Ratios
Leverage Ratio	9.71%	8.81%
Risk Based Capital	$82,943,177	$62,725,450
Tier 1 Capital	11.57%	9.75%
Total Capital	12.82%	10.67%

Per Common Share Data
Dividend Payout Ratio	16.33%	65.40%
Book Value	$7.67	$5.28
Market Price	$5.70	$6.96
High	$6.00	$11.64
Low	$5.53	$6.00
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
Our balance sheet increased by $32.9 million or 4.3% over the year end 2008, and $160.5 million or 24.8% over the same period a year ago. During the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1984 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years based upon delivering an established level of profits. In return for consideration paid, the Company recorded assets of $15.6 million and goodwill of $2.9 million. The agreement allows the Company to enter into Mortgage Brokerage Services through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™. At June 30, 2009 the Company had no pending business combinations.
The loan portfolio, the single largest asset class of the Company grew by $72.0 million over year-end 2008 and $83.2 million over the same period a year ago. On April 17, 2009, the Company completed a “Loan Swap” transaction which included the purchase of a portfolio of Individual Tax Identification Number (“ITIN”) residential mortgage loans with a fair value of $80.6 million. The mortgage loan industry has long been able to adapt to changing market conditions. As immigrants begin to comprise a larger and larger portion of our population, the lending industry has begun to introduce loans that are tailored to an immigrant population that may not have solid credit histories or social security numbers. ITIN loans are offered to immigrants that do not have a social security number. The process of obtaining an ITIN is somewhat more complicated than that of applying for a conventional mortgage. As a result, the usual underwriting required in issuing such a loan is more complicated and more time consuming than a conventional mortgage. For this reason, fees and interest rates tend to be higher than for other types of conventional mortgage loans.

[1]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ITIN portfolio was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN mortgage pool is geographically disbursed through out the United States.
The Company’s primary funding source, deposits, reflected increases of $11.8 million from year-end 2008 and $98.7 million year-over-year. The deposit growth was centered in time deposits; time deposits increased by $31.2 million or 12% since year-end 2008 and $77.2 million or 35% year-over-year. Management primarily attributes deposit growth to the current economic environment and our customers’ concern with alternative investments such as stocks and bonds. Therefore, it is possible that with an economic recovery, our customers could migrate back into these other asset classes.
Management has taken aggressive actions in provisioning for loan losses, charging down impairments and keeping an attentive eye on expenses. As long as the U.S. economy remains weak, losses in the loan portfolio may increase. Our Company continues to take actions to enable us to navigate through this current economic and credit cycle.
The Commercial and Industrial portfolio is performing well given the current market conditions while real estate development properties and construction related lending remains under stress. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of higher energy prices and higher unemployment levels. Net charge offs were $4.6 million at June 30, 2009 compared to net charge offs of $3.0 million for the same period a year ago. The charge-offs were centered in commercial and real estate development loans. One development property was taken into other real estate owned (OREO) during 2008 and one mortgage loan was added in the second quarter 2009. OREO was $3.2 million at June 30, 2009 and zero for the same period a year ago. The second OREO property of approximately $300,000 was sold and settled on July 22, 2009 with no loss recorded. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Elevated provisions are associated with an aggressive and conservative reclassification of loans and management’s aggressive stance in recognizing impaired loans. Our Company has provided $4.5 million in provisions for loan and lease losses for the six months ended June 30, 2009 compared to $1.6 million for the same period a year ago. The Company’s allowance for loan losses was 1.43% of total portfolio loans at June 30, 2009 compared to 0.98% of total loans for the same period a year ago.
Our Company continues to maintain a relatively low-risk, liquid and valuable available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. During the six months ended June 30, 2009, the Company has recorded $1.5 million in gains on sales of securities. Proceeds from the sales were used to fund loan growth.
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
Income Statement
Net income attributable to the Company for the second quarter of 2009 totaled $1,616,000 an increase of 78.2% from the $906,000 reported for the same quarterly period of 2008. On the same basis diluted earnings per common share for the second quarter of 2009 was $0.16, compared to $0.10 for the same period of 2008. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2009 were 0.84% and 10.89%, respectively, compared with 0.56% and 7.71%, respectively, for the second quarter of 2008.
Net income attributable to the Company for the six-month period ended June 30, 2009 totaled $2,886,000, an increase of 35.1% over net income of $2,136,000 reported for the same six-month period ended June 30, 2008.
On the same basis, diluted earnings per common share for the six-months ended June 30, 2009 was $0.28, compared to $0.24 for the same six-month period in 2008. ROA was 0.73% and ROE was 8.85% for the first six-months of 2009 compared with 0.66% and 9.05%, respectively, for the same six-month period of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2009 was $7.5 million compared with $5.0 million for the same period in 2008, an increase of 48.6%. Net interest income for the six-months ended June 30, 2009 was $13.9 million compared with $10.5 million for the same six-month period in 2008, an increase of 32.8%.
Average earning assets for the six-months ended June 30, 2009 increased $124.5 million or 20.5% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $57.3 million or 11.1% on average compared with the prior year period. Average loan yields dropped by 65 basis points to 6.04% during the period. The decrease in average earning asset yields is primarily due to multiple interest rate drops on the loan portfolio during the period.
Average deposits and borrowings increased by $111.7 million over the same period a year ago. The yield on funding costs decreased to 2.00% compared with 3.25% for the same period a year ago. Federal Home Loan Bank borrowings have seen a significant drop in costs as the Treasury continues to provide liquidity to the financial services industries.
Increases in the volume of earning assets contributed $2.9 million partially offset by the decrease in yields of $1.6 million for the same period, resulting in an increase in the margin of $1.2 million. Increases in the source of funding reduced the margin by $1.6 million while reductions in deposit and borrowing costs contributed $3.4 million to the margin. The net result is an increase to the net interest margin of $3.4 million over the prior year.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2009, the Company had overnight investments of $79.0 million, available lines of credit at the Federal Home Loan bank of approximately $30.0 million, and two federal funds borrowing line with correspondent banks of $25.0 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Well	Minimum
		Actual	Capitalized	Capital
June 30, 2009	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$81,807,014	10.55%	n/a	4.0%
Tier 1 Risk-Based	81,807,014	12.65%	n/a	4.0%
Total Risk-Based	85,873,434	13.27%	n/a	8.0%

Redding Bank of Commerce
Leverage	$74,831,883	9.71%	5.0%	4.0%
Tier 1 Risk-Based	74,831,883	11.57%	6.0%	4.0%
Total Risk-Based	82,943,177	12.82%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2009, the Company’s FHLB advances were of fixed term borrowings without call or put option features.
The Company also has an advance from the Federal Reserve Bank of San Francisco (“FRB”) totaling $20,000,000 as of June 30, 2009 and $0 as of June 30, 2008. The advance is under FRB’s Term Auction Facility (“TAF”) and was originated on June 17, 2009, matures on September 10, 2009, and bears a fixed rate of 0.25%. The FRB’s TAF credit facility is an auction based borrowing with terms limited to 28 and 84 day maturities. The Company has pledged $74,215,075 in commercial and industrial loans as collateral as of June 30, 2009, and had available borrowing lines at the FRB of $48,220,472.
At June 30, 2009, the Bank had $120 million in FHLB and FRB term advances outstanding at an average rate of 0.90% compared to $95 million at an average rate of 3.50% at June 30, 2008.
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
The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer, Sacramento and Tehama counties, in California, and the location of the four full service offices of the Bank. In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At June 30, 2009 and December 31, 2008, the Company had pledged $34,537,244 and $96,721,113, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Provision for loan and lease losses of $4,481,000 were provided for the six-months ended June 30, 2009 compared with $1,600,000 for the six-months ended June 30, 2008. The Company’s allowance for loan and lease losses was 1.43% of total loans at June 30, 2009, 1.60% at December 31, 2008 and 0.98% at June 30, 2008, while its ratio of non-performing assets to total assets was 1.20% at June 30, 2009, 2.98% at December 31, 2008, and 2.88% at June 30, 2008.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and Other Than Temporarily Impaired (“OTTI”), otherwise defined as an unrealized loss. When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at June 30, 2009 and has determined that no securities are other than temporarily impaired.
We do not have the intent to sell the investments that are temporarily impaired, and it is more likely than not that we will not have to sell those investments before recovery of the cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and or insurers, if applicable. Based upon our evaluation, management has determined that no investment security in our portfolio is other than temporarily impaired.
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
     Table 1. Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans[2]	$574,206	$17,321	6.04%	$516,938	$17,302	6.69%
Tax-exempt Securities[3]	28,245	575	4.07%	30,402	576	3.79%
US Government Securities	8,624	192	4.45%	14,601	264	3.62%
Mortgage backed Securities	69,253	1,954	5.64%	30,960	750	4.84%
Federal Funds Sold	25,771	30	0.23%	17,561	148	1.69%
Other Securities	31,905	248	1.55%	2,000	45	4.50%

Average Earning Assets	$738,004	$20,320	5.51%	$612,462	$19,085	6.23%

Cash & Due From Banks	$19,388			$13,252
Bank Premises	13,480			11,264
Allowance for Loan Losses	(8,638)			(5,946)
Other Assets	25,971			17,745

Average Total Assets	$788,205			$648,777

Interest Bearing Liabilities
Demand Interest Bearing	$137,938	$546	0.79%	$132,543	$1,248	1.88%
Savings Deposits	63,499	519	1.63%	48,987	650	2.65%
Certificates of Deposit	289,925	3,781	2.61%	229,245	4,614	4.03%
Repurchase Agreements	11,523	25	0.43%	12,925	119	1.84%
FHLB Borrowings	124,393	1,120	1.80%	91,869	1,512	3.29%
Trust Preferred Borrowings	15,000	431	5.75%	15,000	476	6.35%

	642,278	$6,422	2.00%	530,569	$8,619	3.25%

Noninterest bearing demand	72,009			66,606
Other Liabilities	8,674			4,391
Stockholders’ Equity	65,244			47,211

Average Liabilities and Stockholders’ Equity	$788,205			$648,777

Net Interest Income and Net Interest Margin		$13,898	3.77%		$10,466	3.42%

Interest income on loans includes fee (expense) income of approximately ($72,828), and $10,610 for the period ended June 30, 2009 and 2008, respectively.

[2]	Average non-performing loans of $14.2 million are included

[3]	The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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
Table 2 Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	June 30, 2009	Over	June 30, 2008
(Dollars in thousands)	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio Loans	$1,727	($1,708)	19
Tax-exempt Securities	(44)	43	(1)
US Government Securities	(133)	61	(72)
Mortgage Back Securities	1,080	124	1,204
Federal Funds Sold	10	(128)	(118)
Other Securities	232	(29)	203

Total Increase (Decrease)	$2,872	($1,637)	$1,235

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$21	($723)	($702)
Savings Deposits	119	(250)	(131)
Certificates of Deposit	791	(1,624)	(833)
Repurchase Agreements	(3)	(91)	(94)
FHLB Borrowings	293	(685)	(392)
Trust Preferred Borrowings	0	(45)	(45)

Total Increase (Decrease)	$1,221	($3,418)	($2,197)

Net Increase	$1,651	$1,781	$3,432

Average earning assets for the six-months ended June 30, 2009 increased $125.5 million or 20.5% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $57.3 million or 11.1% year-over-year. During the second quarter 2009, the Company purchased an $80.4 million pool of ITIN residential mortgage loans; the purchase was funded through the combination of the sale of securities, deposit growth, and liquidation of cash equivalents.
Average securities including federal funds sold increased $68.3 million year-over-year. The yield on earning assets decreased to 5.51% for the six-month period ended June 30, 2009 compared to 6.23% for the same period a year ago. The decrease in the average yield on earning assets is primarily due to a general decline in interest rates and the consequential re-pricing of the loan portfolio, and federal funds sold and cash equivalents during the period.
Average deposits and borrowings increased by $111.7 million year-over-year. The yield on funding costs decreased to 2.00% compared with 3.25% for the same period a year ago. The Company’s re-pricing time deposits and Federal Home Loan Bank borrowings have seen a significant drop in costs as interest rates have declined as the Federal Reserve Board of Governors and United States Treasury Department continues to provide liquidity to the financial services industries.
Increases in the volume of earning assets contributed $2.9 million partially offset by the decrease in yields of $1.6 million for the same period, resulting in an increase in the margin of $1.2 million. Increases in the source of funding reduced the margin by $1.6 million while reductions in deposit and borrowing costs contributed $3.4 million to the margin. The net result is an increase to the net interest margin of $3.4 million over the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.
Noninterest income

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Service charges on deposit accounts	$96	$50	$188	$112
Payroll and benefit processing fees	104	99	238	228
Earnings on cash surrender value — Bank owned insurance	117	85	203	168
Net gain on sale of securities available-for-sale	1,074	194	1,478	436
Net loss on sale of derivative swap transaction	—	—	—	(225)
Net gain on sale of loans	340	—	340	—
Merchant credit card service income, net	75	97	149	180
Mortgage brokerage fee income	1,302	5	1,302	15
Other Income	87	187	162	368

Total Noninterest income	$3,195	$717	$4,060	$1,282

Quarter-to-date noninterest income increased $2.5 million and is attributed to increases in the gain on sales of securities available-for-sale that provided a significant source of liquidity to fund loan growth and the business combination of Bank of Commerce Mortgage™. Additionally, mortgage brokerage fee income increased by $1.3 million as a result of the business acquisition.
Year-to-date noninterest income increased $2.8 million for the same reasons as above. Prior year to date a loss was recorded on the sale of a derivative swap transaction.
Noninterest Expense

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2008	June 30, 2008

Salaries and related benefits	$2,644	$1,892	$4,771	$3,841
Occupancy and equipment expense	730	640	1,302	1,284
FDIC insurance premium	301	113	574	171
Data processing fees	68	65	179	143
Professional service fees	295	133	454	251
Payroll and Benefit fees	27	27	61	60
Deferred compensation expense	123	113	242	224
Stationery and Supplies	26	80	79	142
Postage	76	38	157	72
Directors’ expense	120	94	157	142
Other expenses	483	418	877	847

Total Noninterest expense	$4,893	$3,613	$8,853	$7,177

Quarter-to-date noninterest expense increased $1.3 million and is partially attributed to the increase in salaries and employee benefits due to the business combination of Bank of Commerce Mortgage™. $558,000 or 21%of the quarterly increase is attributed to the business combination of the mortgage company. Secondly, the provision for FDIC insurance premiums has increased by $188,000 to accommodate the one time assessment due in September 2009.
Year-to-date noninterest expense increased $1.7 million for the same reasons as above. FDIC insurance premiums have increased by $403,000 over the prior period in 2008, to accommodate the one time assessment due in September 2009. Professional service fees have increased by $203,000 as a result of the business combination and fair valuations during the period.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Income Taxes	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Tax provision	$1,027	$244	$1,637	$835
Effective tax rate	37.43%	21.20%	35.40%	28.11%
The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax, and takes into consideration strategies to increase tax exempt income and tax credits.
The Company had a net deferred tax asset of $5.7 million at June 30, 2009. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 consist of the following:

Deferred Tax Assets	June 30, 2009	June 30, 2008

Deferred compensation	$2,249,218	$2,078,634
Loan loss reserves	4,577,887	2,284,938
Other Comprehensive Income	(20,997)	633,449
Other	24,768	(37,979)

Total Deferred Tax Assets	6,830,876	4,959,042

State Franchise taxes	($83,382)	($87,095)
Depreciation	(84,559)	(132,760)
Deferred loan origination costs	(426,715)	(466,348)
Deferred state taxes	(516,580)	(316,661)
Other	(55,992)	—

Total Deferred Tax Liabilities	(1,167,228)	(1,002,864)

Total Net Deferred Tax Asset	$5,663,648	$3,956,178

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties, California, and the location of the Bank’s four full services branches, specifically identified as Northern California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	June 30, 2009	December 31, 2008

Commercial and financial loans	$148,081	$164,083
Real estate-construction loans	73,379	84,218
Real estate-commercial	232,479	217,914
Real estate — ITIN loan pool	80,671	—
Real estate-mortgage	21,912	20,285
Real estate-other	38,238	39,915
Installment	140	145
Other loans	1,490	902
Less:
Net deferred loan fees	(257)	(87)
Allowance for loan losses	(8,496)	(8,429)

Total net portfolio loans	$587,637	$518,946

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
Non accrual and impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $9.8 million and $20.2 million in impaired loans that had impairment allowances of $2.1 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively.
Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four family residential real estate and are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors, servicing included. The mortgage loans are typically funded on a pre-committed basis and held for sale; the loans are carried on the balance sheet at the lower of cost or fair market value until a sale to the third party is completed.
As of June 30, 2009, $20.2 million in mortgages are held for sale outside of the net portfolio loans listed in the above table.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	June 30, 2009	December 31, 2008

Nonaccrual loans	$5,697	$20,154

Total nonaccrual loans	5,697	20,154
90 days past due and still accruing interest	760	0

Other Real Estate Owned	3,229	2,934

Total non performing assets	$9,686	$23,088

$2.9 million of the OREO properties is a single parcel of land located in the Company’s Sacramento, California market. Prior to foreclosure, the project was in the entitlement phase of development; the Company in coordination with the other participating banks will continue the entitlement processes in conjunction with establishing a marketing plan to ultimately dispose of the project. A recent valuation of the property fully supports any additional improvement costs until such time the property is sold. The Company’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties. The balance of $300,000 is a mortgage loan that has since sold on July 21, 2009 with no loss to the Company.
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
Non-performing assets were 1.20% of total assets as of June 30, 2009; 2.98% at December 31, 2008 and 2.88% at June 30, 2008.
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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Allowance for Loan Losses	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Beginning balance for Loan Losses	$7,701	$5,815	$8,429	$8,233
Provision for Loan Losses	3,056	1,000	4,481	1,600
Charge offs:
Commercial	(774)	(733)	(2,432)	(733)
Real Estate	(1,603)	(1,067)	(2,100)	(4,087)
Other	(12)	(0)	(12)	(0)

Total Charge offs	(2,389)	(1,800)	(4,544)	(4,820)

Recoveries:
Commercial	127	0	128	0
Real Estate	0	0	0	0
Other	1	2	2	4

Total Recoveries	128	2	130	4

Ending Balance	$8,496	$5,017	$8,496	$5,017
ALLL to total loans	1.43%	0.98%	1.43%	0.98%
Net Charge offs to average loans	0.39%	0.35%	0.77%	0.93%
The allowance for loan and lease losses totaled $8.5 million at June 30, 2009 compared to $8.4 million at December 31, 2008 and $5.0 million at June 30, 2008. The Company’s allowance for loan losses was 1.43% of total loans at June 30, 2009, 1.60% at December 31, 2008 and 0.98% at June 30, 2008. Provisions for loan losses for the six months ended June 30, 2009 were $4,481,000 compared to $1,600,000 for the same period in 2008.
The Company continues to be aggressive in identifying non-performing assets. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans.
On April 17, 2009, the company completed a loan “swap” transaction which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans with a fair value of $80,671,104. The ITIN portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. As a result of the swap transaction, the Company’s ratio of non-performing assets to total assets decreased to 1.20% at June 30, 2009, compared to 2.98% at December 31, 2008.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	June 30,	March 31,	December 31,	September 30,	June 30,
Dollars in thousands, except for per share data	2009	2009	2008	2008	2008

Interest income:
Interest and fees on loans	$9,272	$8,049	$8,028	$8,252	$8,171
Interest on tax-exempt securities	279	296	313	308	302
Interest on U.S. government securities	954	1,192	873	582	533
Interest on federal funds sold and securities repurchased under agreements to resell	5	25	39	116	90
Interest on other securities	131	117	81	13	23

Total interest income	10,641	9,679	9,334	9,271	9,119
Interest expense:
Interest on demand deposits	239	307	411	514	498
Interest on savings deposits	238	281	383	543	360
Interest on certificates of deposit	1,900	1,881	1,975	1,963	2,238
Securities sold under repurchase agreements	11	14	22	32	35
Interest on FHLB and other borrowings	539	581	638	662	781
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	216	215	263	317	161

Total interest expense	3,143	3,279	3,692	4,031	4,073
Net interest income	7,498	6,400	5,642	5,240	5,046
Provision for loan and lease losses	3,056	1,425	3,620	1,300	1,000
Net interest income after provision for loan and lease losses	4,442	4,975	2,022	3,940	4,046
Noninterest income:
Service charges on deposit accounts	96	92	108	91	50
Payroll and benefit processing fees	104	134	118	107	99
Earnings on cash surrender value — bank owned life insurance	117	86	86	86	85
Net gain on sale of securities available-for-sale	1,074	404	33	159	194
Net gain on sale of loans	340	—	—	—	—
Merchant credit card service income, net	75	74	85	99	97
Mortgage brokerage fee income	1,302	—	4	2	5
Other income	87	75	156	207	187

Total noninterest income	3,195	865	590	751	717
Noninterest expense:
Salaries and related benefits	2,644	2,127	2,001	1,909	1,892
Occupancy and equipment expense	730	572	1,339	613	640
FDIC insurance premium	301	273	99	113	113
Data processing fees	68	111	52	81	65
Professional service fees	295	159	270	146	133
Payroll processing fees	27	34	30	26	27
Deferred compensation expense	123	119	120	118	113
Stationery and supplies	26	53	70	50	80
Postage	76	81	30	32	38
Directors’ expense	120	37	71	81	94
Other expenses	483	394	425	443	418

Total noninterest expense	4,893	3,960	4,507	3,612	3,613
Income (loss) before provision for income taxes	2,744	1,882	(1,895)	1,079	1,150
Provision (benefit) for income taxes	1,027	610	(1,237)	362	244
Less: Income non-controlling interest	101	—	—	—	—

Net income (loss)	$1,616	$1,270	$(658)	$717	$906

Less preferred dividend and accretion on preferred stock	($235)	($237)	($0)	($0)	($0)
Income available to common shareholders	$1,381	$1,033	$(658)	$717	$906
Basic earnings (loss) per share	$0.16	$0.12	($0.07)	$0.08	$0.10
Weighted average shares — basic	8,711	8,711	8,755	8,711	8,748
Diluted earnings (loss) per share	$0.16	$0.12	($0.07)	$0.08	$0.10
Weighted average shares — diluted	8,712	8,711	8,802	8,713	8,751
Cash dividends per share	$0.00	$0.06	$0.08	$0.08	$0.08

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The formal policies and practices adopted by the Company to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100,200 or 300 basis points. Because of the Company’s predisposition to variable rate, pricing and noninterest bearing demand deposit accounts the Company is asset sensitive. As a result, management anticipates that, in a declining interest rate environment, the Company’s net interest income and margin would be expected to decline, and, in an increasing interest rate environment, the Company’s net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances the Company would experience the described relationships to declining or increasing interest rates. Because the Company is asset sensitive, the Company is adversely affected by declining rates rather than rising rates.
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100,200 or 300 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Management’s most recent calculation estimated an annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate. At April 30, 2009 (the most recent report), the estimated annualized reduction in net interest income attributable to a 100, 200 and 300 basis point decline in the federal funds rate was $6,314, $386,865 and $682,927, respectively, with a similar and opposite result attributable to a 100, 200 and 300 basis point increase in the federal funds rate.
The ALCO has established a policy limitation to interest rate risk of -21% of net interest margin and -30% of the present value of equity.
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
During the quarter ended June 30, 2009, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
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
Item 1a. Risk Factors
During the second quarter 2009, the Company acquired a 51% ownership position in a mortgage banking subsidiary. Risk factors have been updated from the registrant’s Form 10-K to include the following:
Mortgage banking interest rate and market risk
Changes in interest rates greatly affect the mortgage banking business. Our mortgage subsidiary originates, funds and services mortgage loans, which subjects the Company to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, the Company reduces unwanted credit and liquidity risks by selling some or all of the long-term fixed-rate mortgage loans and adjustable rate mortgages originated.
Notwithstanding the continued downturn in the housing sector, and the continued lack of liquidity in the nonconforming secondary markets, the subsidiary mortgage banking revenue continued to be positive. Interest rate and market risk can be substantial in the mortgage business. Changes in interest rates may potentially impact total origination fees.
Interest rates impact the amount and timing of origination because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, interest rate changes will impact origination fees with a lag. The amount and timing of the impact on origination fees will depend on the magnitude, speed and duration of the change in interest rates. A decline in interest rates generally increases the propensity for refinancing.
As part of subsidiary mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. Outstanding loan commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.
Mortgage banking revenue can be volatile from quarter to quarter
The Company earns revenue from fees for originating mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue from loan originations. It is also possible that, because of the recession and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital
In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to (i) additional restrictions, oversight, reporting obligations and costs; and (ii) compensation restrictions that limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition, stock price and other relevant considerations. Capital actions may include opportunistically retiring our outstanding securities, including our preferred shares issued to the U.S. Treasury under the CPP or trust preferred securities, by raising capital in open market transactions, privately negotiated transactions or public offers for cash or common shares. We may also issue common stock in public or private transactions to increase or maintain our capital levels above the requirements for a well-capitalized institution as established by the federal bank regulatory agencies as well as other regulatory targets. There can be no assurance that we will, or will be able to, raise capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
N/A.
Item 4. Submission of Matters to a vote of Security Holders
Bank of Commerce Holdings parent company of Redding Bank of Commerce and Bank of Commerce Mortgage reports actions approved at their annual Shareholders Meeting held May 12, 2009. The count of shares represented in person or proxy were 5,440,033 or 62.4% of the outstanding voting shares of the Company. 98.0% if the votes cast voted FOR the election of nine directors named in the proxy statement for terms expiring on the date of the annual meeting in 2010. 60.4% of the shares voted FOR the amendment to the Company bylaws expanding the number of director seats to a range of seven (7) to thirteen (13). 100% of the votes cast voted FOR adoption of non-binding advisory resolution approving executive compensation (“Say on Pay”) and 92.9% of the votes cast voted FOR ratification of the selection of Moss Adams, LLP as the Company’s independent auditors for 2009.
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: August 14, 2009	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and Chief Financial Officer