Form 10-Q
period 2009-09-30
Bank of Commerce Holdings
filed 2009-11-06
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Outstanding shares of Common Stock, no par value, as of September 30, 2009: 8,711,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
Dollars in thousands	2009	2008	2008
ASSETS

Cash and due from banks, non interest bearing	$20,224	$10,216	$12,617
Interest bearing due from banks	56,208	23,500	0
Federal funds sold and securities purchased under agreements to resell	0	51,475	20,135

Cash and cash equivalents	76,432	85,191	32,752

Securities available-for-sale, at fair value (including pledged collateral of $61,345 at September 30, 2009, $68,735 at December 31, 2008 and $58,939 at September 30, 2008)	86,499	131,687	74,863
Portfolio Loans, net of the allowance for loan losses of $8,899 at September 30, 2009, $8,429 at December 31, 2008 and $6,128 at September 30, 2008	590,885	518,946	503,348
Mortgages held for sale, at fair value	16,787	—	—
Bank premises and equipment, net	10,201	10,672	10,893
Goodwill	2,927	—	—
Other real estate owned	2,934	2,934	4,869
Other assets	27,215	24,784	23,819

TOTAL ASSETS	$813,880	$774,214	$650,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$70,491	$79,988	$80,168
Demand — interest bearing	156,233	143,871	138,319
Savings accounts	59,982	67,136	69,469
Certificates of deposit	312,968	264,287	215,095

Total deposits	599,674	555,282	503,051

Securities sold under agreements to repurchase	10,038	13,853	13,580
Federal Home Loan Bank and Federal Reserve Bank borrowings	100,000	120,000	65,000
Mortgage warehouse lines of credit	12,285	—	—
Other liabilities	8,967	7,036	7,863
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	746,429	711,636	604,465
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at September 30, 2008	16,619	16,551	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at September 30, 2009, December 31, 2008 and at September 30, 2008	9,709	9,650	9,619
Common Stock Warrant	449	449	—
Retained earnings	38,355	36,009	37,364
Accumulated other comprehensive income (loss), net of tax	827	(81)	(1,398)

Total Equity — Bank of Commerce Holdings	65,959	62,578	45,585
Non controlling interest in subsidiary	1,492	—	—
Total stockholders’ equity	67,451	62,578	45,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,880	$774,214	$650,544

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and Nine Months Ended September 30, 2009 and September 30, 2008

	For Three Months Ended:		For Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
Amounts in thousands, except for per share data	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$9,355	$8,252	$26,676	$25,554
Interest on tax-exempt securities	278	308	853	884
Interest on U.S. government securities	628	582	2,774	1,596
Interest on federal funds sold and securities purchased under agreements to resell	1	116	31	264
Interest on other securities	309	13	557	58

Total interest income	10,571	9,271	30,891	28,356

Interest expense:
Interest on demand deposits	240	514	786	1,762
Interest on savings deposits	223	543	742	1,193
Interest on certificates of deposit	1,941	1,963	5,722	6,577
Securities sold under agreements to repurchase	13	32	38	151
Interest on FHLB and other borrowings	514	662	1,634	2,174
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	234	317	665	793

Total interest expense	3,165	4,031	9,587	12,650

Net interest income	7,406	5,240	21,304	15,706
Provision for loan and lease losses	1,844	1,300	6,325	2,900

Net interest income after provision for loan losses	5,562	3,940	14,979	12,806

Noninterest income:
Service charges on deposit accounts	108	91	296	203
Payroll and benefit processing fees	109	107	347	335
Earnings on cash surrender value — Bank owned life insurance	108	86	311	264
Net gain on sale of securities available-for-sale	506	159	1,984	595
Net gain on transfer of financial assets	—	—	340	—
Net loss on sale of derivative swap transaction	—	—	—	(225)
Merchant credit card service income, net	80	99	229	279
Mortgage brokerage fee income	1,913	2	3,215	17
Other income	120	207	282	575

Total noninterest income	2,944	751	7,004	2,033

Noninterest expense:
Salaries and related benefits	2,902	1,909	7,673	5,750
Occupancy and equipment expense	1,124	613	2,426	1,897
FDIC insurance premium	421	113	995	284
Data processing fees	52	81	231	224
Professional service fees	220	146	674	397
Payroll and benefit fees	27	26	88	86
Deferred compensation expense	118	118	360	342
Stationery and supplies	62	50	141	192
Postage	—	32	111	104
Directors’ expense	75	81	232	223
Other expenses	653	443	1,576	1,290

Total noninterest expense	5,654	3,612	14,507	10,789

Income before provision for income taxes	2,852	1,079	7,476	4,050
Provision for income taxes	1,010	362	2,647	1,197

Net Income	1,842	717	4,829	2,853
Less: Net income attributable to non-controlling interest	129	—	230	—
Net Income attributable to Bank of Commerce Holdings	$1,713	$717	$4,599	$2,853

Less: preferred dividend and accretion on preferred stock	235		707	—
Income available to common shareholders	$1,478	$717	$3,892	$2,853
Basic earnings per share	$0.17	$0.08	$0.45	$0.33
Weighted average shares — basic	8,711	8,711	8,711	8,713
Diluted earnings per share	$0.17	$0.08	$.45	$0.33
Weighted average shares — diluted	8,711	8,713	8,712	8,729
Cash Dividends declared	$0.12	$0.08	$0.18	$0.24
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three and Nine Months Ended September 30, 2009

							Accumulated	Subtotal	Non
							Other Comp-	Bank of	Controlling
	Comprehensive	Preferred		Common	Stock	Retained	Income (Loss),	Commerce	Interest in
Dollars in Thousands	Income	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total
Balance at December 31, 2008		$16,551,268	$448,732	8,711,495	$9,649,672	$36,008,866	($80,897)	$62,577,641	$0	$62,577,641

Comprehensive Income:
Net Income	1,270,015					1,270,015		1,270,015		1,270,015
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	473,885
Less: reclassification adjustment for gains included in net income, net of tax	(237,796)
Other Comprehensive Income	—

Total Comprehensive Income	1,506,104						236,089	236,089		236,089

Accretion on Preferred Stock		22,437						22,437		22,437
Common cash dividends ($0.06 per share)						(522,690)		(522,690)		(522,690)
Preferred stock dividend						(214,861)		(214,861)		(214,861)
Compensation expense associated with stock options					28,902			28,902		28,902
Balance at March 31, 2009		$16,573,705	$448,732	8,711,495	$9,678,574	$36,541,330	$155,192	$63,397,533	$0	$63,397,533

Net Income	1,717,020					1,615,771		1,615,771	101,249	1,717,020
Comprehensive Income:
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	506,451
Less: reclassification adjustment for gains included in net income, net of tax	(631,627)

Total Other Comprehensive Income	1,591,844
Less: Other Comprehensive Income non-controlling interest	(101,249)

Total Comprehensive Income — BOCH	1,490,595						(125,176)	(125,176)		(125,176)
Accretion on Preferred Stock		22,437				(22,437)				0
Preferred stock dividend						(212,500)		(212,500)		(212,500)
Compensation expense associated with stock options					9,434			9,434		9,434
Cash distribution to non controlling interest									2,061,812	2,061,812
Balance at June 30, 2009		$16,596,142	$448,732	8,711,495	$9,688,008	$37,922,164	$30,016	$64,685,062	$2,163,061	$66,848,123

Net Income	1,842,391					1,713,162		1,713,162	129,229	1,842,391
Comprehensive Income:
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	1,094,914
Less: reclassification adjustment for gains included in net income, net of tax	(297,950)

Total Other Comprehensive Income	2,639,355
Less: Other Comprehensive Loss non-controlling interest	(129,229)

Total Comprehensive Income — BOCH	2,510,126						796,964	796,964		796,964
Accretion on Preferred Stock		22,437				(22,437)
Common cash dividends ($0.12 per share)						(1,045,380)		(1,045,380)		(1,045,380)
Preferred stock dividend						(212,500)		(212,500)		(212,500)
Compensation expense associated with stock options					21,168			21,168		21,168
Distribution to non controlling interest									(800,000)	(800,000)
Balance at September 30, 2009		$16,618,579	$448,732	8,711,495	$9,709,176	$38,355,009	$826,980	$65,958,476	$1,492,290	$67,450,766

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2009 and 2008

	September 30,	September 30,
Dollars in thousands	2009	2008
Cash flows from operating activities:
Net income	$4,599	$2,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,325	2,900
Provision for depreciation and amortization	943	876
Compensation expense associated with stock options	60	86
Gain on transfer of financial assets	(340)	—
Gain on sale of securities available-for-sale	(1,984)	(595)
Gain on sale of other real estate owned	(20)
Amortization of investment premiums and accretion of discounts, net	(90)	45
Loss on sale of derivative swap transaction	—	225
Loss on sale of fixed assets	1	3
(Increase)/decrease in Deferred income taxes	(580)	560
Increase in cash surrender value of bank owned life policies	(1,471)	(254)
Effect of changes in:
Other assets	(3,215)	(8,460)
Deferred compensation	337	325
Deferred loan fees	145	(299)
Other liabilities	(3,077)	(16)

Net cash from operating activities	1,633	(1,755)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	22,653	7,428
Proceeds from sales of available-for-sale securities	67,874	42,901
Purchases of available-for-sale securities	(41,468)	(47,725)
Purchases of ITIN loan portfolio	(66,696)	—
Loan origination, net of principal repayments	(16,549)	(19,666)
Purchases of Bank premises and equipment, net	(286)	(804)
Proceeds from the sale of other real estate owned	315
Cash acquired in merger, net of cash consideration paid	1,065	—

Net cash used from investing activities	(33,092)	(17,658)

Cash flows from financing activities:
Net increase in deposits	44,522	29,420
Net decrease in securities sold under agreement to repurchase	(3,815)	(1,933)
Net change in FHLB advances	(20,000)	65,000
Net change in other short term borrowings	4,375	(60,000)
Cash dividends paid on common stock	(1,742)	(2,093)
Cash dividends paid on preferred stock	(640)	—
Proceeds from stock options exercised	0	41
Common stock repurchased	0	(504)

Net cash from financing activities	22,700	29,931

Net (decrease) increase in cash and cash equivalents	(8,759)	10,518
Cash and cash equivalents, beginning of period	85,191	22,234

Cash and cash equivalents, end of period	$76,432	$32,752

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,189	$—
Interest	9,635	12,155
Transfer of loans to other real estate owned	3,229	4,869
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
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
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Although our estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment on investment securities (Note 6), allowance for loan and lease losses, and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan and lease losses, and changes to tax positions.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The market and income approaches were used to value the business. The total estimated fair value of the acquired company was $4.2 million and represents the following change in control transaction multiples: 13.27 times trailing twelve months earnings, 29.21% price to trailing twelve months gross revenues and 436.70% of total shareholders equity. The estimated fair value of $2.06 million of the non-controlling interest was derived using the total fair value of $4.2 million and the 49% non-controlling interest.
The agreement allows the Company to penetrate into the Mortgage Brokerage Services market through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™. At September 30, 2009 the Company had no pending business combinations.
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(In Thousands)

Cash paid — at fair value	$1,500
Earn out payable — at fair value	965
Fair value of non-controlling interest	2,062

Total Consideration at fair value	$4,527

Net acquisition date fair value of assets acquired	$(1,600)

Goodwill	$2,927

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

(In Thousands)
Cash and Cash Equivalents	$1,765
Restricted Cash	800
Accounts Receivable	10
Other Receivables	437
Loans held for sale, net of deferred income	12,006
Prepaid Expenses	57
Notes Receivable	414

Total Current Assets:	15,489
Fixed Assets	155
Other Assets	13

TOTAL ASSETS	15,657

Accounts Payable	99
Accrued Expenses	232
Branch Payables	191

Total Payables:	522
Current portion Capital Lease	39
Impounds payable	67
Mortgage warehouse lines of credit	11,810

Total Other Current Liabilities:	11,916
Total Current Liabilities:	12,438
Long Term Capital Lease Payable	15
Due to stockholder	224
Notes Payable	1,380

Total Long Term Liabilities:	1,619
TOTAL LIABILITIES	14,057
Net Assets	$1,600,000

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

(In Thousands)	Nine Months Ended September 30, 2009
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	$30,663	$—	$246	$(18)	$30,891
Interest expense:
Total interest expense	8,955	41	638	(18)	9,616

Net interest income	21,708	(41)	(392)		21,275
Provision for loan and lease losses	6,325	0	0	—	6,325

Net interest income after provision for loan losses	15,383	(41)	(392)	—	14,950
Noninterest income:
Mortgage brokerage fee income	27	5,898	—	—	5,925
Other noninterest income	3,789	2	—	—	3,791

Total noninterest income	3,816	5,900	0		9,716
Noninterest expense:
Salaries and related benefits	6,209	2,768	98	—	9,075
Occupancy and equipment expense	1,872	840	—	—	2,712
Other noninterest expense	3,743	1,062	153	—	4,958

Total noninterest expense	11,824	4,670	251	—	16,745
Income before provision for income taxes	7,375	1,189	(643)	—	7,921
Provision for income taxes	2,373	275	—	—	2,648

Net Income	5,002	914	(643)	—	5,273
Less: Net income attributable to non-controlling interest	—	(448)	—	—	(448)

Net Income attributable to Bank of Commerce Holdings	$5,002	$466	$(643)	—	$4,825

Less: Preferred dividend and accretion on preferred stock	—	—	(707)	—	(707)

Income available to common shareholders	$5,002	$466	$(1,350)	—	$4,118

Basic earnings per share					$0.47

Diluted earnings per share					$0.47

	Nine Months Ended September 30, 2008
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	$28,155	$3	$245	$(44)	$28,359
Interest expense:
Total interest expense	11,911	42	782	(44)	12,691

Net interest income	16,244	(39)	(537)	—	15,668

Provision for loan and lease losses	2,900	—	—	—	2,900

Net interest income after provision for loan losses	13,344	(39)	(537)	—	12,768
Noninterest income:
Mortgage brokerage fee income	0	4,177	—	—	4,177
Other noninterest income	2,013	6	—	—	2,019

Total noninterest income	2,013	4,183	—	—	6,196
Noninterest expense:
Salaries and related benefits	5,629	2,067	98	—	7,794
Occupancy and equipment expense	1,836	1,044	—	—	2,880
Other noninterest expense	3,002	1,117	134	—	4,253

Total noninterest expense	10,467	4,228	232	—	14,927

Income before provision for income taxes	4,890	(84)	(769)	—	4,037
Provision for income taxes	1,197	0	—	—	1,197

Net Income	3,693	(84)	(769)	—	2,840
Less: Net income attributable to non-controlling interest	—	(41)	—	—	(41)

Net Income attributable to Bank of Commerce Holdings	$3,693	$(43)	$(769)	—	$2,881

Less: Preferred dividend and accretion on preferred stock	—	—	—	—	—

Income available to common shareholders	$3,693	$(43)	$(769)	—	$2,881

Basic earnings per share					$0.33

Diluted earnings per share					$0.33

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
3. Recent Accounting Pronouncements
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009- 05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update will be effective for the quarter beginning October 1, 2009 and we do not expect it will have a significant impact on our financial condition or results of operations.
In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. Following Statement 168, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We started following the guidelines in the Codification on July 1, 2009.
In May 2009, the FASB issued guidance (ASC 855) that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the subsequent event guidance in the quarter ended June 30, 2009, which did not have a significant impact on our financial condition or results of operations.
On April 9, 2009, FASB issued the following application guidance to enhance disclosures regarding fair value measurements and impairments of securities:
1. The first guidance relates to interim disclosures about fair value of financial instruments (ASC 825-10-50), which requires an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually. We adopted the interim fair value disclosure guidance in the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 13 below for further information.
2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-
10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 6 for further information.
3. The third guidance relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-35-15A). It reaffirms the objective of fair value measurement— to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Adoption of this guidance did not have a significant impact on our financial condition or results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
4. Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with Preferred Stock. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2009 and 2008.
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Earnings Per Share	2009	2008	2009	2008

Basic EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,713	$717	$4,599	$2,853
Less: dividend on Preferred Stock	213	—	640	—
Less: accretion on Preferred Stock	22	—	67	—

Numerator: Earnings available to common stockholders	$1,478	$717	$3,892	$2,853

Denominator (average common shares outstanding)	8,711	8,711	8,711	8,713

Basic earnings per Share	$0.17	$0.08	$0.45	$0.33

Diluted EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,713	$717	$4,599	$2,853
Less: dividend on Preferred Stock	213	—	640	—
Less: accretion on Preferred Stock	22	—	67	—

Numerator: Earnings available to common stockholders	$1,478	$717	$3,892	$2,853

Denominator:
Average common shares outstanding	8,711	8,711	8,711	8,713

Plus incremental shares from assumed conversions
Stock Options	0	2	1	16
Warrants		—		—

	8,711	8,713	8,712	8,729

Diluted earnings per Share	$0.17	$0.08	$0.45	$0.33
Anti-dilutive options not included in EPS Calculation	621,605	49,434	621,605	146,167
Anti-dilutive warrants not included in EPS Calculation	405,405	—	405,405	—

5. Stock Option Plans
For the first nine months of 2009, stock option compensation expense charged against income was $59,504 compared to $85,331 at September 30, 2008. At September 30, 2009, there was $188,816 of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a period of 3.6 years. One option of 4,000 shares was granted during the first nine months of 2009 and no options were granted during the first nine months of 2008. The fair value of the option granted during 2009 is $1.91, on the date of the grant using a Black-Sholes option pricing model with the following assumptions: daily volatility of 0.6760%, risk-free interest rate of 2.07%, expected dividends of $0.24 per share per year, assumed forfeiture rate of zero and an expected life of seven years.
During the nine months ended September 30, 2009 and 2008 the Company received cash of $0 and $41,506 respectively, upon exercise of stock-based compensation arrangements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
6. Securities Available-for-Sale
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
Total available-for-sale securities decreased $46.7 million or 35.4% at September 30, 2009 compared to December 31, 2008. As of September 30, 2009, the Company has pledged a total of $61.3 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities at:

(Dollars in thousands)		As of September 30, 2009
		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government & agencies	$11,502	$15	$0	$11,517
Obligations of state and political subdivisions	30,677	1,400	(8)	32,069
Mortgage backed securities	40,449	1,015	(940)	40,524
Asset backed securities	2,483	0	(94)	2,389

Total	$85,111	$2,430	$(1,042)	$86,499

(Dollars in thousands)		As of December 31, 2008
		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government & agencies	$16,006	$70	$—	$16,076
Obligations of state and political subdivisions	32,178	146	(1,303)	31,021
Mortgage backed securities	83,657	1,278	(345)	84,590
Asset backed securities	—	—	—	—

Total	$131,841	$1,494	$(1,648)	$131,687

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2009 are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less
Due after one year through five years	$10,308	$10,358
Due after five years through ten years	7,710	7,785
Due after ten years	67,093	68,356

Total	$85,111	$86,499
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at September 30, 2009 and has determined that no securities are other than temporarily impaired.
We do not have the intent to sell the investments that are temporarily impaired, and it is more than likely than not that we will not have to sell those investments before recovery of the amortized cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and or insurers, if applicable. Based upon our evaluation, management has determined that no investment security in our portfolio is other than temporarily impaired.
The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at September 30, 2009. The table represents 11 securities compared with 40 securities at December 31, 2008. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer. The unrealized losses are primarily driven by changes in interest rates and not due to credit quality.

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	$494	$(8)	$494	$(8)
Mortgage backed securities	$12,845	$(931)	$2,019	$(9)	$14,864	$(940)
Asset backed securities	$2,390	$(94)			$2,390	$(94)

Total temporarily impaired securities	$15,235	$(1,025)	$2,513	$(17)	$17,748	$(1,042)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	$21,125	$(1,140)	$844	$(162)	$21,969	$(1,303)
Mortgage-backed securities	$16,667	$(106)	$5,375	$(240)	$22,041	$(345)

Total temporarily impaired securities	$37,792	$(1,246)	$6,219	$(402)	$44,010	$(1,648)

Obligations of state and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. These investments are almost exclusively investment grade and were underwritten in accordance with our investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. We expect to recover the entire amortized cost basis of these securities.
Mortgage-Backed securities
The unrealized losses associated with federal agency mortgage-backed securities are primarily driven by changes in interest rates and not due to credit losses. These securities are issued by U.S. government or government sponsored entities and do not have any credit losses given the explicit government guarantee.
Asset-Backed securities
The unrealized losses associated with other debt securities, primarily asset-backed securities, which are primarily backed by auto, home equity and student loans. These losses are primarily driven by higher projected collateral losses; wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. The key assumptions include default rates, severities and prepayment rates. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral, we expect to recover the entire amortized cost of these securities.
7. Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to-four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost or fair market value. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan.
8. Goodwill
Goodwill is recorded in business combinations under the acquisition method of accounting when the purchase price is higher than the fair value of net assets, including identifiable intangible assets. The Company will assess goodwill for impairment annually, and more frequently in certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its fair value. The Company will recognize impairment losses as a charge to noninterest expense (unless related to discontinued operations) and an adjustment to the carrying value of the goodwill asset. Subsequent reversals of goodwill impairment are prohibited.
As a result of the stock purchase agreement and acquisition of 51% of the capital stock of Simonich Corporation, d.b.a. BOC Mortgage Services™, the Company has recorded goodwill (See note 2).
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2009 was 3.58%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
10. Preferred Stock and Warrants
The Company is authorized to issue two million shares of preferred stock. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no voting rights. Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Certificate of Determination described in Item 5.03). After three years, the Company may, at our option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting. Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management.
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
11.    Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2009 are below:
  (Dollars in thousands)

Operating Leases
2009	$634
2010	860
2011	690
2012	483
2013	258
Thereafter	606

Total	$3,531

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $100,000,000 as of September 30, 2009 and $65,000,000 as of September 30, 2008. The FHLB advances bear fixed interest rates ranging from 0.25% to 3.97%. Interest is payable monthly and semiannually. The following table illustrates borrowings outstanding at the end of the period:

(In Thousands)

Advance Amount	Interest Rate	Maturity
$ 20,000	0.25%	10/13/2009
$ 35,000	3.97%	11/23/2009
$ 30,000	0.30%	11/23/2009
$ 15,000	3.41%	4/29/2011
$100,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $6,110,000 and to pledge $185,760,341 of its real estate mortgage loans and $38,762,645 of its securities portfolio to the FHLB as collateral as of September 30, 2009. At September 30, 2009, the Bank had available borrowing lines at the FHLB of $30,267,018 and additional federal fund borrowing lines at a correspondent bank totaling $10,000,000.
FRB Term Auction Facility Advances — The Company periodically obtains secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). FRB borrowings outstanding were $0 as of September 30, 2009 and $0 as of September 30, 2008. The FRB’s TAF credit facility is an auction based borrowing with terms limited to 28 and 84 day maturities. The Company has pledged $70,235,200 in commercial and industrial loans as collateral as of September 30, 2009, and had available borrowing lines at the FRB of $45,652,880.
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
These commitments have specified interest rates and have fixed expiration dates but may be terminated by the Company if certain conditions of the contract are violated. Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but includes real estate, securities and cash. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance.
Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash and securities. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.
The Company’s commitments to extend credit are illustrated below:

Credit Commitments	September 30, 2009	September 30, 2008
Unfunded loan commitments	$137,964,010	$150,616,771
Standby letters of credit	5,489,388	8,674,216
Guaranteed commitments outstanding	1,324,799	1,350,399

	$144,778,197	$160,641,386

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
12. Accounting for Income Tax and Uncertainties
The Company’s effective income tax rate was 35.41% in the third quarter 2009 compared with 33.55% in the third quarter 2008.
The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. The increase is primarily attributable to increased tax expense (with a comparable increase in interest income). The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Non-controlling interests are presented in the income statement such that the consolidated income statement includes amounts from both the Company interests and the non-controlling interests. As a result, the effective tax rate is calculated by dividing income tax expense by income before income tax expense less the net income from non-controlling interests.
13. Fair Value Measurement
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and Mortgages held-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as impaired loans and certain other assets. These non recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.
Fair Value Hierarchy
Level 1 valuations utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2 valuations utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 valuations include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 valuations are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.
The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(In Thousands)
Recurring Basis		Fair Value Measurements
		At September 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	September 30, 2009	Level (1)	(Level 2)	(Level 3)
Available-for-sale securities	$86,499	$0	$86,499	$0
Mortgages held for sale	$16,787	$16,787	$0	$0

Total assets measured at fair value	$103,286	$16,787	$86,499	$0
Total liabilities measured at fair value	$—		$—
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
Mortgages held for sale — Mortgages held for sale are measured at fair value and represent new prime residential originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. Valuation is based upon quoted prices for identical instruments traded in active markets.
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

(In Thousands)
Non Recurring Basis		Fair Value Measurements
At September 30, 2009
		Quoted Prices in	Significant		Gains	Gains
		Active Markets	Other	Significant	(Losses)	(Losses)
		For	Observable	Unobservable	During 3	During 9
	Fair Value	Identical Assets	Inputs	Inputs	months ended	months ended
Description	September 30, 2009	Level (1)	(Level 2)	(Level 3)	September 30, 2009	September 30, 2009
Impaired Loans	$6,138			$6,138	$628	$(5,182)
Total assets measured at fair value	$6,138			$6,138	$628	$(5,182)
Liabilities	$—	$—	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Impaired loans — When available, we use observable market data, including pricing on recent closed market transactions, to value loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, the Company records non recurring fair value adjustments to the loan to reflect (1) partial write-downs that are based on observable market price or current appraised value of collateral or (2) the full charge-off of the loan carrying value.
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows adjusted for credit losses. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were collateral dependent and were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non recurring Level 3.
Method for determining fair values
The following are descriptions of the valuation methodologies that were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.
Securities available-for-sale - Fair values for securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities available-for-sale are classified as Level 1 of the fair value hierarchy.
Portfolio loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.
Mortgages held for sale — Mortgages held for sale represent new prime residential originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. Valuation is based upon quoted prices for identical instruments traded in active markets.
Commitments to extend credit and standby letters of credit - The fair value of commitments is the loan fee.
Federal Home Loan Bank borrowings- The fair value of borrowed funds is based on carrying amounts due to the short term nature of the borrowing.
Junior subordinated debt payable to unconsolidated subsidiary grantor trust — The fair value of variable rate junior subordinated debt payable to subsidiary grantor trust is based on carrying amounts.
Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., carrying amounts). The fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation applying interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. For variable-rate certificates of deposit that reprice frequently, fair values are based on carrying values. The carrying amount of accrued interest payable approximates its fair value.
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
     The estimated fair values of the Company’s financial instruments are approximately as follows:

	September 30, 2009
	Contract	Carrying
(In Thousands)	Amount	Amount	Fair Value
Financial Assets:
Cash and cash equivalents		$76,432	$76,432
Securities		86,499	86,499
Portfolio Loans, net		590,885	598,386
Mortgages held for sale, at fair value		16,787	16,787
Accrued interest on loans		2,590	2,590
Accrued interest on securities		808	808
Financial Liabilities:
Demand and savings		271	271
Fixed rate certificates		306,642	309,447
Variable certificates		6,326	6,326
Accrued interest payable		495	495
Securities sold under agreements to repurchase		10,038	10,038
Federal Home Loan Borrowings		100,000	100,000
Mortgage Warehouse Line of Credit		12,285	12,285
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465

Off balance sheet financial instruments:
Commitments to extend credit	$137,964		—
Standby letters of credit	5,489		55
Guaranteed commitments outstanding	1,325		13
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
The Company has recognized the financial and servicing assets it controls and the liabilities it has incurred as proceeds of the transfer, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has initially recognized all assets obtained and any liabilities incurred at fair value.

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
The current market for ITIN loans is illiquid. Given the lack of level 1 and 2 fair value indications, a level 3 valuation approach was adopted. The Company engaged an independent third party to conduct the level 3 valuation of the portfolio utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics market participants considered factors specific to (a) the asset, (b) the principal (or most advantageous) market for the asset, and (c) market participants with whom the Company would transact in that market. The net estimated discount rate utilized in the discounted cash flow was 7.39% in conjunction with a constant prepayment rate (CPR) of 6.0%. The non-recurring fair value of the portfolio was determined to be 100.37% of par or $80.7 million as of April 17, 2009.
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
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.
The following table represents financial information about the Company’s reportable segments:

(In Thousands)
Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Interest and fees on loans	$26,468		$208		$26,676
Interest on tax-exempt securities	853				853
Interest on U.S. government securities	2,774				2,774
Interest on federal funds sold and securities purchased under agreements to resale	31				31
Interest on other securities	538		37	(18)	557

Total interest income	30,664		245	(18)	30,891
Interest expense:
Interest on demand deposits	786				786
Interest on savings deposits	742				742
Interest on certificates of deposit	5,740			(18)	5,722
Securities sold under agreements to repurchase	38				38
Interest on FHLB and other borrowings	1,622	12			1,634
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	665	—	665

Total interest expense	8,928	12	665	(18)	9,587
Net interest income	21,736	(12)	(420)	—	21,304
Provision for loan and lease losses	6,325				6,325
Net interest income after provision for loan losses	15,411	(12)	(420)	—	14,979
Noninterest income:
Service charges on deposit accounts	296				296
Payroll and benefit processing fees	347				347
Earnings on cash surrender value - Bank owned life insurance	311				311

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Income Statement (continued)	Bank	Mortgage	Parent	Intercompany	Consolidated
Net gain on sale of securities	1,984				1,984
Net gain on transfer of financial assets	340				340
Merchant credit card service income, net	229				229
Mortgage brokerage fee income	27	3,188			3,215
Other income	282	—			282

Total noninterest income	3,816	3,188			7,004

Noninterest expense:
Salaries and related benefits	6,208	1,367	97		7,673
Occupancy and equipment expense	1,873	553			2,426
FDIC insurance premium	995				995
Data processing fees	231				231
Professional service fees	533	14	127		674
Payroll and benefit fees	88				88
Deferred compensation expense	360				360
Stationery and supplies	123	18			141
Postage	99	12			111
Directors’ expense	206		26		232
Other expenses	1,108	468	—		1,576

Total noninterest expense	11,824	2,432	250		14,507
Income before provision for income taxes	7,403	744	(670)		7,476
Provision for income taxes	2,373	274	0		2,647

Net Income	5,030	470	(670)		4,829
Less: Net income attributable to non-controlling interest		230			230

Net Income attributable to Bank of Commerce Holdings	$5,030	$240	$(670)		$4,599

Dollars in thousands	Bank	Mortgage	Parent	Intercompany	Consolidated
ASSETS
Cash and due from banks, non interest bearing	$19,645	$2,227	$1,342	$(2,990)	$20,224
Interest bearing due from banks	56,208				56,208
Federal funds sold and securities purchased under agreements to resell	0				0

Cash and cash equivalents	75,853	2,227	1,342	(2,990)	76,432

Securities available-for-sale at fair value (including pledged collateral of $61,345 at September 30, 2009)	86,499				86,499
Portfolio loans	601,171		2,513	(3,900)	599,784
Allowance for loan and lease losses	(8,860)		(39)		(8,899)

Portfolio loans net of allowance	592,311		2,474	(3,900)	590,885
Mortgages held for sale, at fair value, net of deferred income		16,787			16,787
Premises and equipment, net	10,072	129			10,201
Investment in Bank of Commerce Mortgage™			2,705	(2,705)	—
Investment in Trust			465		465
Investment in Bank			75,937	(75,937)	—
Goodwill		2,927			2,927
Other real estate owned	2,934				2,934
Other assets	27,657	620	—	(1,527)	26,750

TOTAL ASSETS	$795,326	$22,690	$82,923	$(87,059)	$813,880

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS’ EQUITY	Bank	Mortgage	Parent	Intercompany	Consolidated
Demand — noninterest bearing	$73,481			($2,990)	$70,491
Demand — interest bearing	156,233				156,233
Savings accounts	59,982				59,982
Certificates of deposit	312,968				312,968

Total deposits	602,664			(2,990)	599,674
Securities sold under agreements to repurchase	10,038				10,038
Federal Home Loan Bank borrowings	100,000				100,000
Mortgage warehouse lines of credit		16,185		(3,900)	12,285
Other liabilities	6,686	2,308	1,500	(1,527)	8,967
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	15,465		15,465

Total Liabilities	719,388	18,493	16,965	(8,415)	746,429
Commitments and contingencies
Stockholders’ Equity:

Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at September 30, 2008	13,000		16,619	($13,000)	16,619
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at September 30, 2009	2,341	1	9,709	(2,342)	9,709
Common Stock Warrant			449		449
Additional Paid in Capital	28,010	2,704		(30,714)	—
Retained Earnings	31,760		38,355	(31,760)	38,355
Accumulated other comprehensive income, net of tax	827	—	827	(827)	827

Total Equity — Bank of Commerce Holdings	75,938	2,705	65,958	(78,643)	65,959
Non controlling interest in subsidiary	—	1,492	—		1,492
Total stockholders’ equity	75,938	4,197	65,958	(78,643)	67,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,326	$22,690	$82,923	$(87,059)	$813,880

16. Subsequent Events
The Company has evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2009 and through November 6, 2009, which is the date the financial statements were issued, and has determined that there were no material recognized or non-recognized subsequent events that require recognition or disclosure in our third quarter 2009 consolidated financial statements or Notes to the financial statements.

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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2008 to September 30, 2009. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2009, compared to the same period in 2008. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. The business was formed in 1984 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year.
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
The Company’s primary lending focus has historically been commercial real estate, commercial lending and, to a lesser extent, construction lending. At September 30, 2009, all of the Company’s real estate mortgage, real estate construction loans, and commercial real estate loans, were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned if economic conditions in the nation deteriorate in the future. Deterioration of the national real estate market has had an adverse effect on the Company’s business, financial condition and results of operations.

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
Lending Risks Associated with Commercial Banking and Construction Activities
The business strategy of the Company is to focus on commercial, single family and multi-family real estate loans, construction loans and commercial business loans. Loans secured by commercial real estate are larger and involve a greater degree of credit and transaction risk than residential mortgage (one-to-four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. Moreover, real estate construction financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. Although the Company manages lending risks through its underwriting and credit administration policies, no assurance can be given that such risks would not materialize, in which event the Company’s financial condition, results of operations, cash flows and business prospects could be materially adversely affected.
Adequacy of Allowance for Loan and Lease Losses (ALLL)
Higher credit losses could require the Company to increase the allowance for loan and lease losses through a charge to earnings. When the Company loans money or commits to loan money it incurs credit risk or the risk of losses if our borrowers do not repay their loans. The Company provides a reserve for credit risk by establishing an allowance through a charge to earnings. The amount of the allowance is based on an assessment of credit losses inherent in the loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair our borrower’s ability to repay their loans. The Company might increase the allowance because of changing economic conditions or unexpected events. The Company’s allowance for loan and lease losses was approximately $8.9 million, or 1.48% of total portfolio loans at September 30, 2009.
There is no assurance that our Allowance for Loan and Lease losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not stabilize. Increases in loan charge-offs or in the allowance and related provision expense could materially adversely affect our financial results and condition.
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
At September 30, 2009, time certificates of deposit in excess of $100,000 represented approximately 34% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of the Company, profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.

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
Shares Eligible for Future Sale
As of September 30, 2009, the Company had 8,711,495 shares of Common Stock outstanding, of which 6,409,494 shares are eligible for sale in the public market without restriction and 2,302,001 shares are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of substantial amounts of the Company’s common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of the common stock. In addition, options to acquire 687,485 shares of the issued and outstanding shares of common stock at exercise prices ranging from $5.00 to $11.59 have been issued to directors and certain employees of the Company under the Company’s 1998 Stock Option Plan. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Company’s common stock.
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
Interest rates impact the amount and timing of origination because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, interest rate changes will impact origination fees with a lag. The amount and timing of the impact on origination fees will depend on the magnitude, speed and duration of the change in interest rates. A decline in interest rates increases the propensity for refinancing.
As part of subsidiary mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, up to 60 days after inception of the rate lock. Outstanding loan commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.
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
The Company derives its commercial banking income from two principal sources: (i) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. The income of the Bank depends to a great extent on net interest income. These interest rate factors are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of the Bank’s predisposition to variable rate pricing and non-interest bearing demand deposit accounts, the Bank is considered asset sensitive. As a result, the Company is adversely affected by declining interest rates.
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions. The Company derives fee income from its mortgage brokerage services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Key Performance Ratios	September 30, 2009	September 30, 2008
Profitability Ratios
Net Interest Income to Average Assets	3.57%	3.21%
Net Income to Average Equity	8.88%	8.11%

Efficiency Ratio[1]	51.25%	60.82%

Capital Ratios
Leverage Ratio	9.44%	8.77%
Risk Based Capital	$83,234,175	$63,494,408
Tier 1 Capital	11.58%	9.54%
Total Capital	12.83%	10.63%

Per Common Share Data
Dividend Payout Ratio	40.29%	73.38%
Book Value	$7.86	$5.24
Market Price	$5.50	$6.88
High	$6.25	$8.59
Low	$3.92	$5.50

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
Our balance sheet increased by $40.0 million or 5.2% over year-end 2008, and $163.3 million or 25.1% over the same period a year ago. During the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1984 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years based upon delivering an established level of profits. In return for consideration paid, the Company recorded assets of $15.6 million and goodwill of $2.9 million. The agreement allows the Company to enter into Mortgage Brokerage Services through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™. At September 30, 2009 the Company had no pending business combinations.
The loan portfolio, the single largest asset class of the Company grew by $72.0 million over year-end 2008 and $88.0 million over the same period a year ago. On April 17, 2009, the Company completed a “Loan Swap” transaction which included the purchase of a portfolio of Individual Tax Identification Number (“ITIN”) residential mortgage loans with a fair value of $80.6 million. The mortgage loan industry has long been able to adapt to changing market conditions. As immigrants begin to comprise a larger and larger portion of our population, the lending industry has begun to introduce loans that are tailored to an immigrant population that may not have solid credit histories or social security numbers. ITIN loans are offered to immigrants that do not have a social security number. The process of obtaining an ITIN is somewhat more complicated than that of applying for a conventional mortgage. As a result, the usual underwriting required in issuing such a loan is more complicated and more time consuming than a conventional mortgage. For this reason, fees and interest rates tend to be higher than for other types of conventional mortgage loans.

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
The Company’s primary funding source, deposits, reflected increases of $44.6 million from year-end 2008 and $96.8 million year-over-year. The deposit growth was centered in time deposits; time deposits increased by $48.7 million or 18% since year-end 2008 and $97.9 million or 46% year-over-year. Management primarily attributes deposit growth to the current economic environment and our customers’ concern with alternative investments such as stocks and bonds. Therefore, it is possible that with an economic recovery, our customers could migrate back into these other asset classes.
Management has taken aggressive actions in provisioning for loan losses, charging down impairments and keeping an attentive eye on expenses. As long as the U.S. economy remains weak, losses in the loan portfolio may increase. Our Company continues to take actions to enable us to navigate through this current economic and credit cycle.
The Commercial and Industrial portfolio is performing well given the current market conditions while real estate development properties and construction related lending remains under stress. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of high energy prices and unemployment levels. Net charge offs were $5.9 million for the nine month period ended at September 30, 2009 compared to net charge offs of $5.0 million for the same period a year ago. The charge-offs were centered in commercial & industrial loans and real estate development loans. One development property was taken into other real estate owned (OREO) during 2008 and one mortgage loan was added in the second quarter 2009. OREO was $2.9 million at September 30, 2009 and $4.9 million for the same period a year ago. The second OREO property of approximately $300,000 was sold and settled on July 22, 2009 with no loss recorded. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Elevated provisions are associated with an assertive and conservative reclassification of loans and management’s aggressive stance in recognizing impaired loans. Our Company has provided $6.3 million in provisions for loan and lease losses for the nine months ended September 30, 2009 compared to $2.9 million for the same period a year ago. The Company’s allowance for loan losses was 1.48% of total portfolio loans at September 30, 2009 compared to 1.20% of total loans for the same period a year ago.
Our Company continues to maintain a relatively low-risk, liquid and valuable available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. During the nine months ended September 30, 2009, the Company has recorded approximately $2.0 million in realized gains on sales of securities. Proceeds from the sales were used to fund loan growth.
The capital ratios of Bank of Commerce continue to be above well-capitalized guidelines established by regulatory agencies. With our strong capital position, we find significantly more opportunities now for acquisitions, portfolio purchases and attractive loan and asset purchases.
On October 14, 2008, the FDIC expanded deposit insurance coverage with the new Transaction Account Guarantee Program under its Temporary Liquidity Guarantee Program. The new program provides customers of financial institutions that choose to participate in it full FDIC insurance for all deposit balances in noninterest-bearing transaction deposit accounts through June 30, 2010. Bank of Commerce has opted to participate in this program to provide an additional level of security to our customers.
Income Statement
Net income attributable to the Company’s common shareholders for the third quarter of 2009 totaled $1,478,000 an increase of 106% from the $717,000 reported for the same quarterly period of 2008. On the same basis diluted earnings per common share for the third quarter of 2009 was $0.17, compared to $0.08 for the same period of 2008. Return on average assets (ROA) and return on average equity (ROE) for the third quarter of 2009 were 0.86% and 10.85%, respectively, compared with 0.44% and 6.09%, respectively, for the third quarter of 2008.
Net income attributable to the Company’s common shareholders for the nine-month period ended September 30, 2009 totaled $3,892,000 an increase of 36% over net income of $2,853,000 reported for the same nine-month period ended September 30, 2008.
On the same basis, diluted earnings per common share for the nine-months ended September 30, 2009 was $0.45, compared to $0.33 for the same nine-month period in 2008. ROA was 0.77% and ROE was 8.88% for the first nine-months of 2009 compared with 0.58% and 8.11%, respectively, for the same nine-month period of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2009 was $7.4 million compared with $5.2 million for the same period in 2008, an increase of 41.3%. Net interest income for the nine-months ended September 30, 2009 was $21.3 million compared with $15.7 million for the same nine-month period in 2008, an increase of 35.6%.
Average earning assets for the nine-months ended September 30, 2009 increased $132.1 million or 21.6% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $70.5 million or 13.6% on average compared with the prior year period. Average loan yields dropped by 53 basis points to 6.03% during the period; the decrease in average loan yields is primarily due to multiple interest rate declines in late 2008 and repricing of loans at lower interest rates.
Average deposits and borrowings increased by $132.8 million over the same period a year ago. The yield on funding costs decreased to 1.94% compared with 3.21% for the same period a year ago. Federal Home Loan Bank borrowings have seen a significant drop in costs as the Treasury continues to provide liquidity to the financial services industries.
Increases in the volume of earning assets contributed $4.6 million partially offset by the decrease in yields of $2.1 million for the same period, resulting in an increase in the margin of $2.5 million. Increases in the source of funding reduced the margin by $2.2 million while reductions in deposit and borrowing costs contributed $5.3 million to the margin. The net result is an increase to the net interest margin of $5.6 million over the prior year for the nine month period ended September 30, 2009.
Liquidity
The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of our customers, withdrawals of our depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.
The Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks and federal funds sold, asset liquidity is supported by debt securities in the securities available-for-sale, the ability to sell loans in the secondary market and to pledge loans to access secured borrowing lines of credit with the Federal Home Loan Bank, Federal Reserve Bank and borrowing lines with other financial institutions.
Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities).
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2009, the Company had overnight investments of $56.0 million, available lines of credit at the Federal Home Loan bank and Federal Reserve Bank of San Francisco of approximately $38.5 and 48.2 million, respectively. The Company also has a $10.0 million federal funds borrowing line with a correspondent bank.
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
As of September 30, 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2009	Capital	Ratio	Requirement	Requirement
The Company
Leverage	$77,204,443	9.46%	n/a	4.0%
Tier 1 Risk-Based	77,204,443	11.79%	n/a	4.0%
Total Risk-Based	85,404,056	13.01%	n/a	8.0%

Redding Bank of Commerce
Leverage	$75,110,532	9.44%	5.0%	4.0%
Tier 1 Risk-Based	75,110,532	11.58%	6.0%	4.0%
Total Risk-Based	83,234,175	12.83%	10.00%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2009, the Company’s FHLB advances were of fixed term borrowings without call or put option features.
At September 30, 2009, the Bank had $100 million in FHLB advances outstanding at an average rate of 2.04% compared to $65 million at an average rate of 3.60% at September 30, 2008.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At September 30, 2009 and December 31, 2008, the Company had pledged $98,099,579 and $96,721,113, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk.
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
Provision for loan and lease losses of $6,325,000 were provided for the nine-months ended September 30, 2009 compared with $2,900,000 for the nine-months ended September 30, 2008. The Company’s allowance for loan and lease losses was 1.48% of total loans at September 30, 2009, 1.60% at December 31, 2008 and 1.20% at September 30, 2008, while its ratio of non-performing assets to total assets was 2.04% at September 30, 2009, 2.98% at December 31, 2008, and 1.73% at September 30, 2008.
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
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at September 30, 2009 and has determined that no securities are other than temporarily impaired.
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
Allowance for Loan and Lease Losses (“ALLL”)
The allowance for loan and lease losses is the Company’s most significant management accounting estimate. The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Losses are to be accrued when they are probable of occurring and estimable and (2) Losses on impaired loans be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
The Company’s allowance for loan and lease losses is the accumulation of various components that are calculated based upon independent methodologies. All components of the allowance for loan losses represent management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date and excludes loans carried at fair value. The process for determining adequacy of the allowance for loan and lease losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Management’s estimate of each component is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the components over time.
An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s credit risk evaluation process, which includes credit risk grading individual, commercial, construction, commercial real estate, and consumer loans. Loans are assigned credit risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience (weighted heavily towards the current economic cycle), credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis and/or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.
For individually impaired loans, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing economic and environmental factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Management considers any and all factors that are likely to cause estimated losses to differ from historical loss experience, including, but not limited to:
•	Changes in lending policies and procedures, including underwriting, collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in regional, local and business conditions and developments that affect the collectability of loans, including the conditions of various market segments;

•	Changes in the nature and volume of the loan portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Company’s loan review systems or the degree of oversight by the board of directors;

•	Changes in the value of underlying collateral for all collateral dependent loans;

•	The existence and effects of any concentrations of credit and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses;

•	Loan loss history over the past 18 months has contributed significantly to the percentage of loss allocations. Accordingly the loan loss history component of the provision for loan and lease losses has been adjusted to weight toward recent history with 80% of the allocation to the last two and one half years.
In addition to the ALLL, an allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. Loans with undisbursed proceeds are monitored and quantified for usage amounts. This reserve is carried as a liability on the consolidated balance sheet.
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
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans[2]	$589,802	$26,676	6.03%	$519,255	$25,554	6.56%
Tax-exempt Securities[3]	27,859	853	4.08%	29,754	884	3.96%
US Government Securities	7,721	252	4.33%	9,124	395	5.77%
Mortgage backed Securities	59,892	2,522	5.61%	36,266	1,201	4.42%
Federal Funds Sold	41,996	31	0.23%	16,498	264	2.13%
Other Securities	17,499	557	1.77%	1,730	58	4.47%

Average Earning Assets	$744,769	$30,891	5.53%	$612,627	$28,356	6.17%

Cash & Due From Banks	$21,890			$13,287
Bank Premises	10,435			11,191
Allowance for Loan Losses	(8,475)			(6,630)
Other Assets	32,230			11,556

Average Total Assets	$800,849			$642,031

Interest Bearing Liabilities
Demand Interest Bearing	$141,493	$786	0.74%	$138,034	$1,762	1.70%
Savings Deposits	62,554	742	1.58%	53,244	1,193	2.99%
Certificates of Deposit	305,237	5,722	2.50%	223,630	6,577	3.92%
Repurchase Agreements	11,202	38	0.45%	13,814	151	1.46%
FHLB Borrowings	122,601	1,634	1.81%	81,587	2,174	3.55%
Trust Preferred Borrowings	15,000	665	5.67%	15,000	793	7.05%

	658,087	9,587	1.94%	525,309	$12,650	3.21%

Noninterest bearing demand	71,718			68,920
Other Liabilities	5,800			890
Stockholders’ Equity	65,244			46,912

Average Liabilities and Stockholders’ Equity	$800,849			$642,031

Net Interest Income and Net Interest Margin		$21,304	3.81%		$15,706	3.42%

Interest income on loans includes fee (expense) income of approximately ($79,648), and $69,000 for the period ended September 30, 2009 and 2008, respectively.

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
Table 2
Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	September 30, 2009	Over	September 30, 2008
(Dollars in thousands)	Volume	Rate	Total
Increase(Decrease) In Interest Income
Portfolio Loans	$3,191	$(2,069)	$1,122
Tax-exempt Securities	(58)	27	(31)
US Government Securities	(46)	(98)	(144)
Mortgage Back Securities	995	326	1,321
Federal Funds Sold	2	(236)	(234)
Other Securities	536	(35)	501

Total Increase (Decrease)	$4,620	$(2,085)	2,535

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$19	$(995)	(976)
Savings Deposits	110	(561)	(451)
Certificates of Deposit	1,530	(2,384)	(854)
Repurchase Agreements	(9)	(104)	(113)
FHLB Borrowings	555	(1,069)	(514)
Trust Preferred Borrowings	0	(155)	(155)

Total Increase (Decrease)	$2,205	$(5,268)	$(3,063)

Net Increase	$2,415	$3,183	$5,598

Average earning assets for the nine-months ended September 30, 2009 increased $132.1 million or 21.6% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $70.5 million or 13.6% year-over-year.
Average securities including federal funds sold increased $61.6 million year-over-year. The yield on earning assets decreased to 5.53% for the nine-month period ended September 30, 2009 compared to 6.17% for the same period a year ago. The decrease in the average yield on earning assets is primarily due to a general decline in interest rates and the consequential re-pricing of the loan portfolio, and federal funds sold and cash equivalents during the period.
Average deposits and borrowings increased by $132.8 million year-over-year. The yield on funding costs decreased to 1.94% compared with 3.21% for the same period a year ago. The Company’s re-pricing time deposits and Federal Home Loan Bank borrowings have seen a significant drop in costs as interest rates have declined as the Federal Reserve Board of Governors and United States Treasury Department continues to provide liquidity to the financial services industries.
Increases in the volume of earning assets contributed $4.6 million partially offset by the decrease in yields of $2.1 million for the same period, resulting in an increase in the margin of $2.5 million. Increases in the source of funding reduced the margin by $2.2 million while reductions in deposit and borrowing costs contributed $5.3 million to the margin. The net result is an increase to the net interest margin of $5.5 million over the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s non-interest income consists of service charges on deposit accounts, other fee income, processing fees for credit card payments and gains or losses on security sales. The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
Noninterest income	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service charges on deposit accounts	$108	$91	$296	$203
Payroll and benefit processing fees	109	107	347	335
Earnings on cash surrender value - Bank owned insurance	108	86	311	254
Net gain on sale of securities available-for-sale	506	159	1,984	595
Net loss on sale of derivative swap transaction	—	—	—	(225)
Net gain on transfer of financial assets	—	—	340	—
Merchant credit card service income, net	80	99	229	279
Mortgage brokerage fee income	1,913	2	3,215	17
Other Income	120	207	282	575

Total Noninterest income	$2,944	$751	$7,004	$2,033

Quarter-to-date noninterest income increased $2.2 million and is attributed to mortgage brokerage fee income and gains on sales of available-for-sale securities.
Year-to-date noninterest income increased $5.0 million for the same reasons as above.

(Dollars in Thousands)	Three Months Ended		Nine Months Ended
Noninterest Expense	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Salaries and related benefits	$2,902	$1,909	$7,673	$5,750
Occupancy and equipment expense	1,124	613	2,426	1,897
FDIC insurance premium	421	113	995	284
Data processing fees	52	81	231	224
Professional service fees	220	146	674	397
Payroll and Benefit fees	27	26	88	86
Deferred compensation expense	118	118	360	342
Stationery and Supplies	62	50	141	192
Postage	—	32	111	104
Directors’ expense	75	81	232	223
Other expenses	653	443	1,576	1,290

Total Noninterest expense	$5,654	$3,612	14,507	$10,789

Quarter-to-date noninterest expense increased $2.4 million and is primarily attributable to the increase in salaries and employee benefits due to the business combination of Bank of Commerce Mortgage™. The provision for FDIC insurance premiums also contributed to the increase; premiums increased by $308,000 from the same period a year ago.
Year-to-date noninterest expense increased $4.1 million for the same reasons as above. FDIC insurance premiums have increased by $711,000 over the prior period in 2008. Professional service fees have increased by $277,000 as a result of the business combination and fair valuations during the period.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.
(Dollars in thousands)
	Three Months Ended		Nine Months Ended
Income Taxes	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Tax provision	$1,010	$362	$2,647	$1,197
Effective tax rate	35.41%	33.55%	35.41%	29.56%

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s net income before taxes. Increases and decreases in the provision for taxes reflect changes in the Company’s net income before tax, and takes into consideration strategies to increase tax exempt income and tax credits.
The Company had a net deferred tax asset of $4.9 million at September 30, 2009. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 consist of the following:

Deferred Tax Assets (In Thousands)	September 30, 2009	September 30, 2008
State Franchise Taxes	$173	$8
Deferred compensation	2,289	2,108
Loan loss reserves	3,990	2,852
Other Comprehensive Income	(578)	938
Other	184	175

Total Deferred Tax Assets	$6,058	$6,081

State Franchise taxes	(473)	—
Depreciation	(146)	(66)
Deferred loan origination costs	(406)	(447)
Deferred state taxes	—	(383)
Other	(156)	—

Total Deferred Tax Liabilities	(1,181)	$(896)

Total Net Deferred Tax Asset	$4,877	$5,185

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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:
(Dollars in thousands)
Portfolio Loans	September 30, 2009	December 31, 2008
Commercial and financial loans	$141,464	$164,083
Real estate-construction loans	68,842	84,218
Real estate-commercial	241,421	217,914
Real estate — ITIN loan pool	79,220	—
Real estate-mortgage	20,368	20,285
Real estate-other	44,575	39,915
Installment	2,395	145
Other loans	1,730	902
Less:
Net deferred loan fees	(231)	(87)
Allowance for loan losses	(8,899)	(8,429)

Total net portfolio loans	$590,885	$518,946

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
Non accrual and impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due and payable. The Bank had outstanding balances of $10.1 million and $20.2 million in impaired loans that had impairment allowances of $0 and $1.1 million as of September 30, 2009 and December 31, 2008, respectively.
Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to-four family residential real estate and are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors, servicing included. The mortgage loans are typically funded on a pre-committed basis and held for sale; the loans are carried on the balance sheet at fair market value until a sale to the third party is completed.
As of September 30, 2009, $16.8 million in mortgages are held for sale outside of the net portfolio loans listed in the above table.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:
(Dollars in thousands)
Non performing assets	September 30, 2009	December 31, 2008
Nonaccrual loans	$11,307	$20,154

Total nonaccrual loans	11,307	20,154
90 days past due and still accruing interest	2,619	0
Other Real Estate Owned	2,934	2,934

Total non performing assets	$16,860	$23,088

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
Material future additions to the allowance for loan losses may be necessary if material adverse economic conditions persist and the performance of the loan portfolio of the Company deteriorates. Future additions to the Company’s allowance for loan and lease losses may also be required to reflect market changes and other factors affecting the Company’s real estate and real estate related portfolios. Moreover, the FDIC and the DFI, as an integral part of their examination process, review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the Department of Financial Institutions in this regard during the second quarter of 2009. No adjustments were made to management’s estimates for the allowance for loan and lease losses during the examination.
Non-performing assets were 2.07% of total assets as of September 30, 2009; 2.98% at December 31, 2008 and 1.73% at September 30, 2008.
Allowance for Loan and Lease Losses (ALLL)
The allowance for loan and lease losses is management’s most significant accounting estimate. It is an estimate of the amount of probable loan losses in the loan portfolio. The Company determines the allowance for loan losses based on an ongoing evaluation. The allowance is based upon two principals of accounting. (1) Losses are to be accrued when they are probable of occurring and estimable and (2) Losses on impaired loans be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. The Company makes provisions to the ALLL on a regular basis through charges to operations that are reflected in the Company’s statements of income as a provision for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance.
The process for determining adequacy of the allowance for loan and lease losses is critical to our financial results. Higher credit losses could require the Company to increase the allowance for loan and lease losses through a charge to earnings. There is no assurance that our allowance for loan and lease losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not stabilize.
Moreover, the FDIC and the DFI, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses and the carrying value of its assets. The Bank was most recently examined by the Department of Financial Institutions in this regard during the second quarter of 2009. No adjustments were made to management’s estimates for the allowance for loan and lease losses during the examination.
The Company’s allowance for loan and lease losses is the accumulation of various components that are calculated based upon independent methodologies. Management’s estimate of each component is based on certain observable data that management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the components over time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
An essential element of the methodology for determining the allowance for loan and lease losses is the Company’s loan risk evaluation process, which includes loan risk grading individual commercial, construction, commercial real estate and most consumer loans. Loans are assigned loan risk grades based on the Company’s assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience (weighted heavily towards the current economic cycle), loan documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Loan risk grades carry a dollar weighted risk percentage.
Management considers any and all factors that are likely to cause estimated losses to differ from historical loss experience, including, but not limited to:
•	Changes in lending policies and procedures, including underwriting, collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in regional, local and business conditions and developments that affect the collectability of loans, including the conditions of various market segments;

•	Changes in the nature and volume of the loan portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Company’s loan review systems or the degree of oversight by the board of directors;

•	Changes in the value of underlying collateral for all collateral dependent loans;

•	The existence and effects of any concentrations of credit and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses;

•	Loan loss history over the past 18 months has contributed significantly to the percentage of loss allocations. Accordingly the loan loss history component of the provision for loan and lease losses has been adjusted to weight toward recent history with 80% of the allocation to the last two and one half years.
In addition to the ALLL, an allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding. Loans with undisbursed proceeds are monitored and quantified for usage amounts. This reserve is carried as a liability on the consolidated balance sheet.
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
Allowance for Loan Losses	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Beginning balance for Loan Losses	$8,496	$5,017	$8,429	$8,233
Provision for Loan Losses	1,844	1,300	6,325	2,900
Charge offs:
Commercial	(86)	(155)	(2,518)	(888)
Real Estate	(1,375)	(35)	(3,475)	(4,122)
Other	(0)	(0)	(12)	(0)

Total Charge offs	(1,461)	(190)	(6,005)	(5,010)

Recoveries:
Commercial	19	0	147	0
Real Estate		0	0	0
Other	1	1	3	5

Total Recoveries	20	1	150	5

Ending Balance	$8,899	$6,128	$8,899	$6,128
ALLL to total loans	1.48%	1.20%	1.48%	1.20%
Net Charge offs to average loans	0.24%	0.04%	0.99%	0.96%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The allowance for loan and lease losses totaled $8.9 million at September 30, 2009 compared to $8.4 million at December 31, 2008 and $6.1 million at September 30, 2008. The Company’s allowance for loan losses was 1.48% of total loans at September 30, 2009, 1.60% at December 31, 2008 and 1.20% at September 30, 2008. Provisions for loan losses for the nine months ended September 30, 2009 were $6,325,000 compared to $2,900,000 for the same period in 2008.
The Company continues to be aggressive in identifying non-performing assets. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	September 30,	June 30,	March 31,	December 31,	September 30,
Dollars in thousands, except for per share data	2009	2009	2009	2008	2008
Interest income:
Interest and fees on loans	$9,355	$9,272	$8,049	$8,028	$8,252
Interest on tax-exempt securities	278	279	296	313	308
Interest on U.S. government securities	628	954	1,192	873	582
Interest on federal funds sold and securities repurchased under agreements to resell	1	5	25	39	116
Interest on other securities	309	131	117	81	13

Total interest income	10,571	10,641	9,679	9,334	9,271
Interest expense:
Interest on demand deposits	240	239	307	411	514
Interest on savings deposits	223	238	281	383	543
Interest on certificates of deposit	1,941	1,900	1,881	1,975	1,963
Securities sold under repurchase agreements	13	11	14	22	32
Interest on FHLB and other borrowings	514	539	581	638	662
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	234	216	215	263	317

Total interest expense	3,165	3,143	3,279	3,692	4,031
Net interest income	7,406	7,498	6,400	5,642	5,240
Provision for loan and lease losses	1,844	3,056	1,425	3,620	1,300
Net interest income after provision for loan and lease losses	5,562	4,442	4,975	2,022	3,940
Noninterest income:
Service charges on deposit accounts	108	96	92	108	91
Payroll and benefit processing fees	109	104	134	118	107
Earnings on cash surrender value — bank owned life insurance	108	117	86	86	86
Net gain on sale of securities available-for-sale	506	1,074	404	33	159
Net gain on sale of loans	0	340	—	—	—
Merchant credit card service income, net	80	75	74	85	99
Mortgage brokerage fee income	1,913	1,302	—	4	2
Other income	120	87	75	156	207

Total noninterest income	2,944	3,195	865	590	751
Noninterest expense:
Salaries and related benefits	2,902	2,644	2,127	2,001	1,909
Occupancy and equipment expense	1,124	730	572	1,339	613
FDIC insurance premium	421	301	273	99	113
Data processing fees	52	68	111	52	81
Professional service fees	220	295	159	270	146
Payroll processing fees	27	27	34	30	26
Deferred compensation expense	118	123	119	120	118
Stationery and supplies	62	26	53	70	50
Postage	0	76	81	30	32
Directors’ expense	75	120	37	71	81
Other expenses	653	483	394	425	443

Total noninterest expense	5,654	4,893	3,960	4,507	3,612
Income (loss) before provision for income taxes	2,852	2,744	1,882	(1,895)	1,079
Provision (benefit) for income taxes	1,010	1,027	610	(1,237)	362
Less: Income non-controlling interest	129	101	—	—	—

Net income (loss)	1,713	$1,616	$1,270	$(658)	$717

Less preferred dividend and accretion on preferred stock	$(235)	$(235)	$(237)	$(0)	$(0)
Income available to common shareholders	1,478	$1,381	$1,033	$(658)	$717
Basic earnings (loss) per share	$0.17	$0.16	$0.12	$(0.07)	$0.08
Weighted average shares — basic	8,711	8,711	8,711	8,755	8,711
Diluted earnings (loss) per share	$0.17	$0.16	$0.12	$(0.07)	$0.08
Weighted average shares — diluted	8,711	8,712	8,711	8,802	8,713
Cash dividends per share	$0.12	$0.00	$0.06	$0.08	$0.08

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
To estimate the effect of interest rate shocks on the Company’s net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100,200 or 300 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Management’s most recent calculation estimated an annualized reduction in net interest income attributable to a 50 and 100 basis point decline in the federal funds rate. At July 31, 2009 (the most recent report), the estimated annualized reduction in net interest income attributable to a 100, 200 and 300 basis point decline in the federal funds rate was $639,965, $1,536,894 and $2,334,457, respectively, with a similar and opposite result attributable to a 100, 200 and 300 basis point increase in the federal funds rate.
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
The Company’s approach to managing interest rate risk may include the use of derivatives. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.
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
During the quarter ended September 30, 2009, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.
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
Interest rates impact the amount and timing of origination because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and selling the loan, interest rate changes will impact origination fees with a lag. The amount and timing of the impact on origination fees will depend on the magnitude, speed and duration of the change in interest rates. A decline in interest rates increases the propensity for refinancing.
As part of subsidiary mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, up to 60 days after inception of the rate lock. Outstanding loan commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: November 6, 2009	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and Chief Financial Officer