Form 10-Q/A
period 2009-06-30
Bank of Commerce Holdings
filed 2010-02-09
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of December 31, 2009: 8,711,495

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on form 10-Q for the period ended June 30, 2009 (the “Original filing”) to correct the Statement of Cash Flows (page 7) to include Gross originations and proceeds from sales of loans held for sale within net cash from operating activities. We are also correcting the presentation of net income on the statement of cash flows to include the net income of the consolidated entity. We are also correcting the recorded amount of goodwill generated as a result of the business combination with Simonich Corporation. Goodwill was increased, with a corresponding decrease in other assets, due to additional information being made available regarding the assets acquired and liabilities assumed as part of the business combination.
     In addition we have corrected our certifications (Exhibit 31.1 and 31.2) Item 4 to read as follows:
‘The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant”. As amended, the certifications include the appropriate language of ‘internal control over financial reporting’. In connection with this Amendment No.1, we are providing new certificates as required pursuant to Rule 12b-15.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	June 30, 2009	Dec. 31, 2008	June 30, 2008
	(Restated)
ASSETS
Cash and due from banks, non interest bearing	$36,352	$10,216	$16,660
Interest bearing due from banks	27,512	23,500	0
Federal funds sold and securities purchased under agreements to resell	15,140	51,475	11,585

Cash and cash equivalents	79,004	85,191	28,245

Securities available-for-sale, at fair value (including pledged collateral of $60,678 at June 30, 2009, $68,735 at December 31, 2008 and $68,165 at June 30, 2008)	75,480	131,687	66,728

Securities held-to-maturity, at cost (estimated fair value of $0 at June 30, 2009, $0 at December 31, 2008 and $10,285 at June 30, 2008)	—	—	10,385
Portfolio Loans, net of the allowance for loan losses of $8,496 at June 30, 2009, $8,429 at December 31, 2008 and $5,017 at June 30, 2008 (includes estimated fair value of ITIN loans of $80,671 at June 30, 2009, $0 at December 31, 2008 and $0 at June 30, 2008)	587,637	518,946	507,651
Mortgages held for sale	20,225	—	—
Bank premises and equipment, net	10,586	10,672	11,068
Goodwill	3,727	—	—
Other real estate owned	3,229	2,934	—
Other assets	27,231	24,784	22,531

TOTAL ASSETS	$807,119	$774,214	$646,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	69,957	$79,988	$68,625
Demand — interest bearing	142,210	143,871	128,994
Savings accounts	59,432	67,136	52,453
Certificates of deposit	295,508	264,287	218,303

Total deposits	567,107	555,282	468,375

Securities sold under agreements to repurchase	10,843	13,853	14,343
Federal Home Loan Bank and Federal Reserve Bank borrowings	120,000	120,000	95,000
Mortgage warehouse lines of credit	17,512	—	—
Other liabilities	9,344	7,036	7,396
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	740,271	711,636	600,579
Commitments and contingencies
Stockholders’ Equity:

Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at June 30, 2008	16,596	16,551	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at June 30, 2009, December 31, 2008 and at June 30, 2008	9,688	9,650	9,590
Common Stock Warrant	449	449	—
Retained earnings	37,922	36,009	37,344
Accumulated other comprehensive income (loss), net of tax	30	(81)	(905)

Total Equity – Bank of Commerce Holdings	64,685	62,578	46,029
Non controlling interest in subsidiary	2,163	—	—
Total stockholders’ equity	66,848	62,578	46,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,119	$774,214	$646,608

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and Six Months Ended June 30, 2009 and June 30, 2008

	For Three Months Ended:		For Six Months Ended:
Amounts in thousands, except for per share data	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest income:
Interest and fees on loans	$9,272	$8,171	$17,321	$17,302
Interest on tax-exempt securities	279	302	575	576
Interest on U.S. government securities	954	533	2,146	1,014
Interest on federal funds sold and securities purchased under agreements to resell	5	90	30	148
Interest on other securities	131	23	248	45

Total interest income	10,641	9,119	20,320	19,085

Interest expense:
Interest on demand deposits	239	498	546	1,248
Interest on savings deposits	238	360	519	650
Interest on certificates of deposit	1,900	2,238	3,781	4,614
Securities sold under agreements to repurchase	11	35	25	119
Interest on FHLB and other borrowings	539	781	1,120	1,512
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	216	161	431	476

Total interest expense	3,143	4,073	6,422	8,619

Net interest income	7,498	5,046	13,898	10,466
Provision for loan and lease losses	3,056	1,000	4,481	1,600

Net interest income after provision for loan losses	4,442	4,046	9,417	8,866

Noninterest income:
Service charges on deposit accounts	96	50	188	112
Payroll and benefit processing fees	104	99	238	228
Earnings on cash surrender value - Bank owned life insurance	117	85	203	168
Net gain on sale of securities available-for-sale	1,074	194	1,478	436
Net gain on transfer of financial assets	340	—	340	—
Net loss on sale of derivative swap transaction	—	—	—	(225)
Merchant credit card service income, net	75	97	149	180
Mortgage brokerage fee income	1,302	5	1,302	15
Other income	87	187	162	368

Total noninterest income	3,195	717	4,060	1,282

Noninterest expense:
Salaries and related benefits	2,644	1,892	4,771	3,841
Occupancy and equipment expense	730	640	1,302	1,284
FDIC insurance premium	301	113	574	171
Data processing fees	68	65	179	143
Professional service fees	295	133	454	251
Payroll and benefit fees	27	27	61	60
Deferred compensation expense	123	113	242	224
Stationery and supplies	26	80	79	142
Postage	76	38	157	72
Directors’ expense	120	94	157	142
Other expenses	483	418	877	847

Total noninterest expense	4,893	3,613	8,853	7,177

Income before provision for income taxes	2,744	1,150	4,624	2,971
Provision for income taxes	1,027	244	1,637	835

Net Income	1,717	906	2,987	2,136
Less: Net income attributable to non-controlling interest	101	—	101	—
Net Income attributable to Bank of Commerce Holdings	$1,616	$906	$2,886	$2,136

Less: preferred dividend and accretion on preferred stock	235	—	472	—
Income available to common shareholders	$1,381	$906	$2,414	$2,136
Basic earnings per share	$0.16	$0.10	$0.28	$0.25
Weighted average shares — basic	8,711	8,748	8,711	8,714
Diluted earnings per share	$0.16	$0.10	$0.28	$0.24
Weighted average shares – diluted	8,712	8,751	8,712	8,732
Cash Dividends declared	$0.00	$0.08	$0.06	$0.16
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2009 and 2008

Dollars in thousands	June 30, 2009	June 30, 2008
	(Restated)
Cash flows from operating activities:
Net income attributable to consolidated entity	$2,987	$2,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,481	1,600
Provision for depreciation and amortization	592	598
Compensation expense associated with stock options	38	57
Gain on transfer of financial assets	(340)	—
Gross proceeds from sales of loans held for sale	115,836	—
Gross originations of loans held for sale	(125,096)	—
Gain on sale of securities available-for-sale	(1,478)	(436)
Amortization of investment premiums and accretion of discounts, net	(61)	18
Loss on sale of derivative swap transaction	—	225
Loss (Gain) on sale of fixed assets	1	(5)
Deferred income taxes	(809)	(707)
Increase in cash surrender value of bank owned life policies	(1,379)	(141)
Effect of changes in:
Other assets	(778)	(860)
Deferred compensation	216	219
Deferred loan fees	167	(31)
Other liabilities	(1,652)	(378)

Net cash from operating activities	(7,275)	2,295

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	19,734	4,071
Proceeds from sales of available-for-sale securities	54,427	26,616
(Purchases) of available-for-sale securities	(16,004)	—
Purchases of ITIN loan portfolio	(66,696)	—
Investment in bank owned life policies	—	(30,052)
Loan origination, net of principal repayments	(5,267)	(22,938)
Purchases of Bank premises and equipment, net	(326)	(697)
Cash acquired in merger, net of cash consideration paid	265	—

Net cash used from investing activities	(13,867)	(23,000)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,802	(5,255)
Net (decrease) in securities sold under agreement to repurchase	(3,009)	(1,170)
Net change in FHLB advances	(20,000)	35,000
Net change in other short term borrowings	27,809	—
Cash dividends paid on common stock	(1,220)	(1,396)
Cash dividends paid on preferred stock	(427)	—
Proceeds from stock options exercised	—	41
Common stock repurchased	—	(504)

Net cash from financing activities	14,955	26,716

Net (decrease) increase in cash and cash equivalents	(6,187)	6,011
Cash and cash equivalents, beginning of period	85,191	22,234

Cash and cash equivalents, end of period	$79,004	$28,245

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,132	$—
Interest	$6,474	8,970
Transfer of loans to other real estate owned	$3,229	—
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
Restatement of Financial Results
In the course of preparing our consolidated financial statements for the year ended December 31, 2009, we identified an error in the accounting for the stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation that occurred in the second quarter 2009. The error understated the goodwill investment on the balance sheet $800,000. In addition, the Statements of Cash Flows has been restated to include the gross cash flows from originations and sales of mortgage loans held for sale in cash flows from operating activities. In order to correct these errors, we have restated our condensed consolidated balance sheets and condensed consolidated statements of cash flows for the six months ended June 30, 2009.
Effects of the Restatement on the Condensed Consolidated Financial Statements
The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated balance sheet at June 30, 2009:

Dollars in thousands	(As Previously
CONSOLIDATED BALANCE SHEET	Reported)	(As Restated)
Goodwill	$2,927	$3,727
Other assets	$28,031	$27,231

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated statements of cash flows for the six months ended June 30, 2009:

	June 30, 2009
	(As Previously	June 30, 2009
Dollars in thousands	Reported)	(As Restated)
Cash flows from operating activities:
Net income attributable to consolidated entity	$2,886	$2,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,481	4,481
Provision for depreciation and amortization	592	592
Compensation expense associated with stock options	38	38
Gain on transfer of financial assets	(340)	(340)
Gross proceeds from sales of loans held for sale	—	115,836
Gross originations of loans held for sale	—	(125,096)
Gain on sale of securities available-for-sale	(1,478)	(1,478)
Amortization of investment premiums and accretion of discounts, net	(61)	(61)
Loss on sale of derivative swap transaction	—	—
Loss (Gain) on sale of fixed assets	1	1
Deferred income taxes	(809)	(809)
Increase in cash surrender value of bank owned life policies	(1,379)	(1,379)
Effect of changes in:
Other assets	(1,578)	(778)
Deferred compensation	216	216
Deferred loan fees	167	167
Other liabilities	(1,546)	(1,652)

Net cash from operating activities	1,190	(7,275)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	19,734	19,734
Proceeds from sales of available-for-sale securities	54,427	54,427
(Purchases) of available-for-sale securities	(16,004)	(16,004)
Purchases of ITIN loan portfolio	(66,696)	(66,696)
Loan origination, net of principal repayments	(18,292)	(5,267)
Purchases of Bank premises and equipment, net	(326)	(326)
Cash acquired in merger, net of cash consideration paid	4,825	265

Net cash used from investing activities	(22,332)	(13,867)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,802	11,802
Net (decrease) in securities sold under agreement to repurchase	(3,009)	(3,009)
Net change in FHLB advances	(20,000)	(20,000)
Net change in other short term borrowings	27,809	27,809
Cash dividends paid on common stock	(1,220)	(1,220)
Cash dividends paid on preferred stock	(427)	(427)

Net cash from financing activities	14,955	14,955

Net (decrease) increase in cash and cash equivalents	(6,187)	(6,187)
Cash and cash equivalents, beginning of period	85,191	85,191

Cash and cash equivalents, end of period	$79,004	$79,004

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,132	$1,132
Interest	$6,474	$6,474
Transfer of loans to other real estate owned	$3,229	$3,229

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
The Company will regularly explore opportunities to acquire financial services companies and businesses. Public announcements about an acquisition opportunity are not made until a definitive agreement has been signed. In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1993 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years based upon delivering an established level of profits. The Company has accounted for the business combination using the acquisition method. Fair value estimates include the tangible and intangible assets of the business including the quality of the management team, the customer referral network, the current set of leases, infrastructure, market research and other intangibles. The Company’s acquisition of 51% majority ownership interest was measured at fair value based on the total consideration transferred. The fair value of the non-controlling interest was estimated through a valuation of the acquired company.
Two approaches were used to value the business, the market and income approaches. The total estimated fair value of the acquired company was $4.2 million. This value represents the following change in control transaction multiples: 13.27 times trailing twelve months earnings, 29.21% price to trailing twelve months gross revenues and 436.70% of total shareholders equity. The estimated fair value of the non-controlling interest was estimated at $2.06 million.
The agreement allows the Company to penetrate into the Mortgage Brokerage Services market through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™. At June 30, 2009 the Company had no pending business combinations.
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(In thousands)

Cash paid – at fair value	$1,500
Earn out payable – at fair value	965
Fair value of non-controlling interest	2,062

Total Consideration at fair value	$4,527

Net acquisition date fair value of assets acquired	($800)

Goodwill	$3,727

No assets or liabilities arose out of contingencies. Goodwill totaling $3.7 million is not being amortized for book purposes under current accounting guidelines. Goodwill is not deductible for tax purposes. No other intangible assets were identified or recorded as a result of the business combination.

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

Cash and Cash Equivalents	$1,764,691
Accounts Receivable	10,447
Other Receivables	436,533
Loans held for sale, net of deferred income	12,005,417
Prepaid Expenses	57,430
Notes Receivable	414,294

Total Current Assets:	14,688,812
Fixed Assets	155,148
Other Assets	13,310

TOTAL ASSETS	14,857,270

Accounts Payable	98,697
Accrued Expenses	232,378
Branch Payables	191,117

Total Payables:	522,192
Current portion Capital Lease	39,276
Impounds payable	66,644
Mortgage warehouse lines of credit	11,810,238

Total Other Current Liabilities:	11,916,158
Total Current Liabilities:	12,438,350
Long Term Capital Lease Payable	14,888
Due to stockholder	224,032
Notes Payable	1,380,000

Total Long Term Liabilities:	1,618,920
TOTAL LIABILITIES	14,057,270
Net Assets	$800,000

The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

	Six Months Ended June 30, 2009
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	20,165	—	182	(27)	20,320
Interest expense:
Total interest expense	6,015	3	431	(27)	6,422

Net interest income	14,150	(3)	(249)		13,898
Provision for loan and lease losses	4,475	6	—	—	4,481

Net interest income after provision for loan losses	9,675	(9)	(249)	—	9,417
Noninterest income:
Mortgage brokerage fee income	8	3,939	—	—	3,947
Other noninterest income	2,758	—	—	—	2,758

Total noninterest income	2,766	3,930	(249)	(27)	6,705
Noninterest expense:
Salaries and related benefits	4,148	1,959	65	—	6,172
Occupancy and equipment expense	1,215	449	—	—	1,664
Other noninterest expense	2,420	699	98	—	3,217

Total noninterest expense	7,783	3,107	163	—	11,053
Income before provision for income taxes	4,658	823	(412)	—	5,069
Provision for income taxes	1,466	173	—	—	1,639

Net Income	3,192	650	(412)	—	3,430
Less: Net income attributable to non-controlling interest	—	(319)	—	—	(319)

Net Income attributable to Bank of Commerce Holdings	$3,192	$331	$(412)	—	$3,111

Less: Preferred dividend and accretion on preferred stock	—	—	(472)	—	(472)

Income available to common shareholders	$3,192	$331	$(884)	=	$2,639

Basic earnings per share					$0.30

Diluted earnings per share					$0.30

		Six Months Ended June 30, 2008
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	18,959	—	146	(20)	19,085
Interest expense:
Total interest expense	8,173	—	466	(20)	8,619

Net interest income	10,786	—	(320)	—	10,466

Provision for loan and lease losses	1,600	—	—	—	1,600

Net interest income after provision for loan losses	9,186	—	(320)	—	8,866
Noninterest income:
Mortgage brokerage fee income	15	2,861	—	—	2,876
Other noninterest income	1,267	—	—	—	1,267

Total noninterest income	1,282	2,861	—	—	4,149
Noninterest expense:
Salaries and related benefits	3,776	1,401	65	—	5,242
Occupancy and equipment expense	1,284	587	—	—	1,871
Other noninterest expense	1,942	1,062	110	—	3,114

Total noninterest expense	7,002	3,050	175	—	10,227

Income before provision for income taxes	3,466	(189)	(495)	—	2,782
Provision for income taxes	835	—	—	—	835

Net Income	2,631	(189)	(495)	—	1,947
Less: Net income attributable to non-controlling interest	—	(92)	—	—	(92)

Net Income attributable to Bank of Commerce Holdings	$2,631	$(97)	$(495)	—	$2,039

Less: Preferred dividend and accretion on preferred stock	—	—	—	—	—

Income available to common shareholders	$2,631	$(97)	$(495)	=	$2,039

Basic earnings per share					$0.23

Diluted earnings per share					$0.23

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
The following table summarizes the amortized cost of the Company’s available-for-sale securities at:

(Dollars in thousands)		As of June 30, 2009
		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$25,269	$657	$(45)	$25,881
Obligations of state and political subdivisions	28,381	113	(836)	27,658
Mortgage backed securities	19,332	286	(31)	19,587
Asset backed securities	2,463	—	(109)	2,354

Total	$75,445	$1,056	$(1,021)	$75,480

(Dollars in thousands)		As of December 31, 2008
		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government & agencies	$16,006	$70	$—	$16,076
Obligations of state and political subdivisions	32,178	146	(1,303)	31,021
Mortgage backed securities	83,657	1,278	(345)	84,590
Asset backed securities	—	—	—	—

Total	$131,841	$1,493	$(1,648)	$131,687

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2009 are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,005	$1,015
Due after one year through five years	1,806	1,813
Due after five years through ten years	6,388	6,308
Due after ten years	66,246	66,344

Total	75,445	75,480
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

	As of June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	$2,954,365	$(45,635)	$—	$—	$2,954,365	$(45,635)
Obligations of state and political subdivisions	12,359,048	(488,747)	4,688,605	(346,733)	17,047,653	(835,480)
Mortgage backed securities	2,748,884	(3,133)	2,142,523	(27,953)	4,891,407	(31,086)
Asset backed securities	2,354,076	(109,283)	—	—	2,354,076	(109,283)
Total temporarily impaired securities	$20,416,373	$(646,798)	$6,831,128	$(374,686)	$27,247,501	$(1,021,484)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$0	$0	$0	$0
Obligations of state and political subdivisions	$21,125,047	$(1,140,217)	$843,658	$(162,412)	$21,968,705	$(1,302,628)
Mortgage-backed securities	$16,666,493	$(105,783)	$5,375,203	$(239,463)	$22,041,696	$(345,247)
Total temporarily impaired securities	$37,791,540	$(1,246,000)	$6,218,861	$(401,875)	$44,010,401	$(1,647,875)
7. Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost or fair value on an individual loan basis. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan.

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
Commitments to extend credit and standby letters of credit - The fair value of commitments is generally only the loan fee.
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
     The estimated fair values of the Company’s financial instruments are approximately as follows:

	June 30, 2009
	Contract Amount	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents		$79,003	$79,003
Securities		75,480	75,480
Portfolio Loans, net		587,637	595,454
Mortgages held for sale		20,225	20,225
Accrued interest on loans		2,527	2,527
Accrued interest on securities		603	603
Financial Liabilities:
Demand and savings		$271,599	$271,599
Fixed rate certificates		292,144	294,179
Variable certificates		3,364	3,364
Accrued interest payable		491	491
Securities sold under agreements to repurchase		10,843	10,843
Federal Home Loan Borrowings		120,000	120,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465

Off balance sheet financial instruments:
Commitments to extend credit	$144,215		$—
Standby letters of credit	5,733		57
Guaranteed commitments outstanding	1,325		13
14. Transfer of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. On April 17, 2009, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans with an estimated fair value of $80,671,104. The ITIN portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in carrying value of certain non-performing loans and cash of approximately $67.0 million. The non-performing loans were transferred without recourse and were carried at fair value, in accordance with SFAS 114.
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
The following table represents financial information about the Company’s reportable segments:

Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Interest and fees on loans	$17,166	—	$155	—	$17,321
Interest on tax-exempt securities	576	—	—	—	576
Interest on U.S. government securities	2,146	—	—	—	2,146
Interest on federal funds sold and securities purchased under agreements to resale	30	—	—	—	30
Interest on other securities	248	—	27	(27)	248

Total interest income	20,165	—	182	(27)	20,320
Interest expense:
Interest on demand deposits	546	—	—	—	546
Interest on savings deposits	519	—	—	—	519
Interest on certificates of deposit	3,808	—	—	(27)	3,781
Securities sold under agreements to repurchase	25	—	—	—	25
Interest on FHLB and other borrowings	1,117	3	—	—	1,120
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	431	—	431

Total interest expense	6,015	3	431	(27)	6,422
Net interest income	14,150	(3)	(249)		13,898
Provision for loan and lease losses	4,475	6	—	—	4,481
Net interest income after provision for loan losses	9,675	(9)	(249)	—	9,417
Noninterest income:
Service charges on deposit accounts	188	—	—	—	188
Payroll and benefit processing fees	238	—	—	—	238
Earnings on cash surrender value - Bank owned life insurance	203	—	—	—	203

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Income Statement (continued)	Bank	Mortgage	Parent	Intercompany	Consolidated
Net gain on sale of loans	340	—	—	—	340
Merchant credit card service income, net	149	—	—	—	149
Mortgage brokerage fee income	8	1,294	—	—	1,302
Other income	162	—	—	—	162

Total noninterest income	2,766	1,294	—	—	4,060

Noninterest expense:
Salaries and related benefits	4,148	558	65	—	4,771
Occupancy and equipment expense	1,215	87	—	—	1,302
FDIC insurance premium	574	—	—	—	574
Data processing fees	179	—	—	—	179
Professional service fees	347	43	64	—	454
Payroll and benefit fees	61	—	—	—	61
Deferred compensation expense	242	—	—	—	242
Stationery and supplies	75	4	—	—	79
Postage	67	5	—	—	72
Directors’ expense	140	—	17	—	157
Other expenses	735	210	17	—	664

Total noninterest expense	7,783	907	163	—	8,853
Income before provision for income taxes	4,658	378	(412)	—	4,624
Provision for income taxes	1,466	171	—	—	1,637

Net Income	3,192	207	(412)	—	2,987
Less: Net income attributable to non-controlling interest	—	(101)	—	—	(101)

Net Income attributable to Bank of Commerce Holdings	$3,192	$106	$(412)	—	$2,886

Dollars in thousands

	Bank	Mortgage	Parent	Intercompany	Consolidated
ASSETS
Cash and due from banks, non interest bearing	$34,515	$1,819	$372	$(353)	$36,352
Interest bearing due from banks	27,512	—	—	—	27,512
Federal funds sold and securities purchased under agreements to resell	15,140	—	—	—	15,140

Cash and cash equivalents	77,167	1,819	372	(353)	79,004

Securities available-for-sale at fair value (including pledged collateral of $60,678 at June 30, 2009)	75,480	—	—	—	75,480
Portfolio loans	596,530	—	2,903	(3,300)	596,133
Allowance for loan and lease losses	(8,451)	(6)	(39)	—	(8,496)

Portfolio loans net of allowance	588,079	(6)	2,864	(3,300)	587,637
Mortgages held for sale	—	20,225	—	—	20,225
Bank premises and equipment, net	10,357	229	—	—	10,586
Investment in Bank of Commerce Mortgage™	—	—	2,572	(2,572)	—
Investment in Trust	—	—	465	(465)	—
Investment in Bank	—	—	74,862	(74,862)	—
Goodwill	—	3,727	—	—	3,727
Other real estate owned	3,229	—	—	—	3,229
Other assets	27,398	168	86	(423)	27,231

TOTAL ASSETS	$781,710	$26,161	$81,221	(81,973)	$807,119

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Bank	Mortgage	Parent	Intercompany	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	71,111	—	—	(1,154)	69,957
Demand — interest bearing	142,210	—	—	—	142,210
Savings accounts	59,432	—	—	—	59,432
Certificates of deposit	295,508	—	—	—	295,508

Total deposits	568,261	—	—	(1,154)	567,107

Securities sold under agreements to repurchase	10,843	—	—	—	10,843
Federal Home Loan Bank and Federal Reserve Bank borrowings	120,000	—	—	—	120,000
Mortgage warehouse lines of credit	—	20,812	—	(3,300)	17,512
Other liabilities	7,744	615	1,071	(86)	9,344
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	15,465	—	15,465

Total Liabilities	706,848	21,427	16,513	(4,540)	740,271
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at June 30, 2008	13,000	—	16,596	(13,000)	16,596
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at June 30, 2009	2,341	—	9,688	(2,341)	9,688
Common Stock Warrant	—	—	449	—	449
Retained earnings	59,491	2,571	37,922	(62,062)	37,922
Accumulated other comprehensive income, net of tax	30	—	30	(30)	30

Total Equity — Bank of Commerce Holdings	74,862	2,571	64,708	(77,433)	64,685
Non controlling interest in subsidiary	—	2,163	—	—	2,163
Total stockholders’ equity	74,862	4,734	64,708	(77,433)	66,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781,710	$26,161	$81,221	$(81,973)	$807,119

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
The Company will regularly explore opportunities to acquire financial services companies and businesses. Public announcements about an acquisition opportunity are not made until a definitive agreement has been signed. In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1993 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ITIN portfolio was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were carried at fair value and were transferred without recourse. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN mortgage pool is geographically disbursed through out the United States.
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
Our balance sheet increased by $32.9 million or 4.3% over the year end 2008, and $160.5 million or 24.8% over the same period a year ago. During the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with ten offices in three different states and licenses in California, Oregon, Idaho and Nevada. The business was formed in 1993 and the corporate offices are located in San Ramon, California. The business funds over $1.0 billion of first mortgages per year. The Corporate offices are located in San Ramon, California.
The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years based upon delivering an established level of profits. In return for consideration paid, the Company recorded assets of $14.8 million and goodwill of $3.7 million. The agreement allows the Company to enter into Mortgage Brokerage Services through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™. At June 30, 2009 the Company had no pending business combinations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The ITIN portfolio was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were carried at fair value and were transferred without recourse. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN mortgage pool is geographically disbursed through out the United States.
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
The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer, Sacramento and Tehama counties, in California, and the location of the four full service offices of the Bank. In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were carried at fair value and were transferred without recourse. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
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

Table 2	Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	June 30, 2009	Over	June 30, 2008
(Dollars in thousands)	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio Loans	$1,727	$(1,708)	19
Tax-exempt Securities	(44)	43	(1)
US Government Securities	(133)	61	(72)
Mortgage Back Securities	1,080	124	1,204
Federal Funds Sold	10	(128)	(118)
Other Securities	232	(29)	203

Total Increase (Decrease)	$2,872	$(1,637)	$1,235

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$21	$(723)	$(702)
Savings Deposits	119	(250)	(131)
Certificates of Deposit	791	(1,624)	(833)
Repurchase Agreements	(3)	(91)	(94)
FHLB Borrowings	293	(685)	(392)
Trust Preferred Borrowings	0	(45)	(45)

Total Increase (Decrease)	$1,221	$(3,418)	$(2,197)

Net Increase	$1,651	$1,781	$3,432

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
Noninterest income

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Service charges on deposit accounts	$96	$50	$188	$112
Payroll and benefit processing fees	104	99	238	228
Earnings on cash surrender value - Bank owned insurance	117	85	203	168
Net gain on sale of securities available-for-sale	1,074	194	1,478	436
Net loss on sale of derivative swap transaction	—	—	—	(225)
Net gain on sale of loans	340	—	340	—
Merchant credit card service income, net	75	97	149	180
Mortgage brokerage fee income	1,302	5	1,302	15
Other Income	87	187	162	368

Total Noninterest income	$3,195	$717	$4,060	$1,282

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
Noninterest Expense

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2009	June 30, 2008	June 30, 2008	June 30, 2008

Salaries and related benefits	$2,644	$1,892	$4,771	$3,841
Occupancy and equipment expense	730	640	1,302	1,284
FDIC insurance premium	301	113	574	171
Data processing fees	68	65	179	143
Professional service fees	295	133	454	251
Payroll and Benefit fees	27	27	61	60
Deferred compensation expense	123	113	242	224
Stationery and Supplies	26	80	79	142
Postage	76	38	157	72
Directors’ expense	120	94	157	142
Other expenses	483	418	877	847

Total Noninterest expense	$4,893	$3,613	$8,853	$7,177

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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 consist of the following:

Deferred Tax Assets	June 30, 2009	June 30, 2008
Deferred compensation	$2,249,218	$2,078,634
Loan loss reserves	4,577,887	2,284,938
Other Comprehensive Income	(20,997)	633,449
Other	24,768	(37,979)

Total Deferred Tax Assets	6,830,876	4,959,042

State Franchise taxes	$(83,382)	$(87,095)
Depreciation	(84,559)	(132,760)
Deferred loan origination costs	(426,715)	(466,348)
Deferred state taxes	(516,580)	(316,661)
Other	(55,992)	—

Total Deferred Tax Liabilities	(1,167,228)	(1,002,864)

Total Net Deferred Tax Asset	$5,663,648	$3,956,178

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties, California, and the location of the Bank’s four full services branches, specifically identified as Northern California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were carried at fair value and were transferred without recourse. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	June 30, 2009	December 31, 2008

Commercial and financial loans	$148,081	$164,083
Real estate-construction loans	73,379	84,218
Real estate-commercial	232,479	217,914
Real estate – ITIN loan pool	80,671	—
Real estate-mortgage	21,912	20,285
Real estate-other	38,238	39,915
Installment	140	145
Other loans	1,490	902
Less:
Net deferred loan fees	(257)	(87)
Allowance for loan losses	(8,496)	(8,429)

Total net portfolio loans	$587,637	$518,946

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
Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four family residential real estate and are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors, servicing included. The mortgage loans are typically funded on a pre-committed basis and held for sale; the loans are carried on the balance sheet at the lower of cost or fair value until a sale to the third party is completed.
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
On April 17, 2009, the company completed a loan “swap” transaction which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans with a fair value of $80,671,104. The ITIN portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were carried at fair value and were transferred without recourse. As a result of the swap transaction, the Company’s ratio of non-performing assets to total assets decreased to 1.20% at June 30, 2009, compared to 2.98% at December 31, 2008.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	June 30,	March 31,	December 31,	September 30,	June 30,
Dollars in thousands, except for per share data	2009	2009	2008	2008	2008

Interest income:
Interest and fees on loans	$9,272	$8,049	$8,028	$8,252	$8,171
Interest on tax-exempt securities	279	296	313	308	302
Interest on U.S. government securities	954	1,192	873	582	533
Interest on federal funds sold and securities repurchased under agreements to resell	5	25	39	116	90
Interest on other securities	131	117	81	13	23

Total interest income	10,641	9,679	9,334	9,271	9,119
Interest expense:
Interest on demand deposits	239	307	411	514	498
Interest on savings deposits	238	281	383	543	360
Interest on certificates of deposit	1,900	1,881	1,975	1,963	2,238
Securities sold under repurchase agreements	11	14	22	32	35
Interest on FHLB and other borrowings	539	581	638	662	781
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	216	215	263	317	161

Total interest expense	3,143	3,279	3,692	4,031	4,073
Net interest income	7,498	6,400	5,642	5,240	5,046
Provision for loan and lease losses	3,056	1,425	3,620	1,300	1,000
Net interest income after provision for loan and lease losses	4,442	4,975	2,022	3,940	4,046
Noninterest income:
Service charges on deposit accounts	96	92	108	91	50
Payroll and benefit processing fees	104	134	118	107	99
Earnings on cash surrender value — bank owned life insurance	117	86	86	86	85
Net gain on sale of securities available-for-sale	1,074	404	33	159	194
Net gain on sale of loans	340	—	—	—	—
Merchant credit card service income, net	75	74	85	99	97
Mortgage brokerage fee income	1,302	—	4	2	5
Other income	87	75	156	207	187

Total noninterest income	3,195	865	590	751	717
Noninterest expense:
Salaries and related benefits	2,644	2,127	2,001	1,909	1,892
Occupancy and equipment expense	730	572	1,339	613	640
FDIC insurance premium	301	273	99	113	113
Data processing fees	68	111	52	81	65
Professional service fees	295	159	270	146	133
Payroll processing fees	27	34	30	26	27
Deferred compensation expense	123	119	120	118	113
Stationery and supplies	26	53	70	50	80
Postage	76	81	30	32	38
Directors’ expense	120	37	71	81	94
Other expenses	483	394	425	443	418

Total noninterest expense	4,893	3,960	4,507	3,612	3,613
Income (loss) before provision for income taxes	2,744	1,882	(1,895)	1,079	1,150
Provision (benefit) for income taxes	1,027	610	(1,237)	362	244
Less: Income non-controlling interest	101	—	—	—	—

Net income (loss)	$1,616	$1,270	$(658)	$717	$906

Less preferred dividend and accretion on preferred stock	$(235)	$(237)	$(0)	$(0)	$(0)
Income available to common shareholders	$1,381	$1,033	$(658)	$717	$906
Basic earnings (loss) per share	$0.16	$0.12	$(0.07)	$0.08	$0.10
Weighted average shares — basic	8,711	8,711	8,755	8,711	8,748
Diluted earnings (loss) per share	$0.16	$0.12	$(0.07)	$0.08	$0.10
Weighted average shares — diluted	8,712	8,711	8,802	8,713	8,751
Cash dividends per share	$0.00	$0.06	$0.08	$0.08	$0.08

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

ITEM 4T. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to filing our original report, and in connection with preparing for the 2009 audit, we concluded that the accounting for the cash flows associated with mortgage loans held for sale and goodwill related to the stock purchase agreement with Simonich Corporation was inappropriate. This instance is considered to be a material weakness in our disclosure controls and procedures particularly as it relates to the selection and application of accounting principles and specifically accounting for nonrecurring transactions. This error affects the characterization of items within the Company’s statement of cash flows for those periods, but does not affect earnings, statements of income, and does not significantly affect balance sheets.
As a result of such conclusions, our management determined to restate our consolidated financial statements as of and for the three and six months ended June 30, 2009 and the three and nine months ended September 30, 2009.
In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures and concluded that these controls were not effective as of June 30, 2009.
During the first quarter of 2010, in conjunction with preparing our annual financial statements, we are taking steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including an increased emphasis on review of accounting literature relating to non-recurring transactions. As part of this undertaking, we have consulted with our independent registered public accounting firm, increased emphasis on continuing education for our accounting personnel and will increase emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to these areas.
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
Item 5. Other Information
Item 6. Exhibits
(31.1) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
(31.2) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
(31.3) Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002
(31.4) Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002
(32.0) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

SIGNATURES
Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANK OF COMMERCE HOLDINGS
(Registrant)

Date: February 9, 2010	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and
Chief Financial Officer