Form 10-Q/A
period 2009-09-30
Bank of Commerce Holdings
filed 2010-02-09
CIK 702513

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on form 10-Q for the period ended September 30, 2009 (the “Original filing”) to correct the Statement of Cash Flows (page 7) to include Gross proceeds from originations and sales of loans held for sale within the net cash from operating activities. We are also correcting the presentation of net income on the statement of cash flows to include the net income of the consolidated entity. We are also correcting the recorded amount equity included in the account of the non-controlling interest generated as a result of the business combination with Simonich Corporation. Non-controlling equity was increased, with a corresponding increase in goodwill, due to additional information being made available regarding the assets acquired and liabilities assumed as part of the business combination.
     In addition we have corrected our certifications (Exhibit 31.1 and 31.2) Item 4 to read as follows:
‘The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant”. As amended, the certifications include the appropriate language of ‘internal control over financial reporting’. In connection with this Amendment No. 1, we are providing new certifications as required pursuant to Rule 12b-15.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	September 30, 2009	December 31, 2008	September 30, 2008
	(Restated)
ASSETS
Cash and due from banks, non interest bearing	$20,224	$10,216	$12,617
Interest bearing due from banks	56,208	23,500	0
Federal funds sold and securities purchased under agreements to resell	0	51,475	20,135

Cash and cash equivalents	76,432	85,191	32,752
Securities available-for-sale, at fair value (including pledged collateral of $61,345 at September 30, 2009, $68,735 at December 31, 2008 and $58,939 at September 30, 2008)	86,499	131,687	74,863
Portfolio Loans, net of the allowance for loan losses of $8,899 at September 30, 2009, $8,429 at December 31, 2008 and $6,128 at September 30, 2008	590,885	518,946	503,348
Mortgages held for sale	16,787	—	—
Bank premises and equipment, net	10,201	10,672	10,893
Goodwill	3,727	—	—
Other real estate owned	2,934	2,934	4,869
Other assets	27,215	24,784	23,819

TOTAL ASSETS	$814,680	$774,214	$650,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$70,491	$79,988	$80,168
Demand — interest bearing	156,233	143,871	138,319
Savings accounts	59,982	67,136	69,469
Certificates of deposit	312,968	264,287	215,095

Total deposits	599,674	555,282	503,051

Securities sold under agreements to repurchase	10,038	13,853	13,580
Federal Home Loan Bank and Federal Reserve Bank borrowings	100,000	120,000	65,000
Mortgage warehouse lines of credit	12,285	—	—
Other liabilities	8,967	7,036	7,863
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	746,429	711,636	604,465
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at September 30, 2008	16,619	16,551	—
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at September 30, 2009, December 31, 2008 and at September 30, 2008	9,709	9,650	9,619
Common Stock Warrant	449	449	—
Retained earnings	38,355	36,009	37,364
Accumulated other comprehensive income (loss), net of tax	827	(81)	(1,398)

Total Equity — Bank of Commerce Holdings	65,959	62,578	45,585
Non controlling interest in subsidiary	2,292	—	—
Total stockholders’ equity	68,251	62,578	45,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$814,680	$774,214	$650,544

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and Nine Months Ended September 30, 2009 and September 30, 2008

	For Three Months Ended:		For Nine Months Ended:
Amounts in thousands, except for per share data	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$9,355	$8,252	$26,676	$25,554
Interest on tax-exempt securities	278	308	853	884
Interest on U.S. government securities	628	582	2,774	1,596
Interest on federal funds sold and securities purchased under agreements to resell	1	116	31	264
Interest on other securities	309	13	557	58

Total interest income	10,571	9,271	30,891	28,356

Interest expense:
Interest on demand deposits	240	514	786	1,762
Interest on savings deposits	223	543	742	1,193
Interest on certificates of deposit	1,941	1,963	5,722	6,577
Securities sold under agreements to repurchase	13	32	38	151
Interest on FHLB and other borrowings	514	662	1,634	2,174
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	234	317	665	793

Total interest expense	3,165	4,031	9,587	12,650

Net interest income	7,406	5,240	21,304	15,706
Provision for loan and lease losses	1,844	1,300	6,325	2,900

Net interest income after provision for loan losses	5,562	3,940	14,979	12,806

Noninterest income:
Service charges on deposit accounts	108	91	296	203
Payroll and benefit processing fees	109	107	347	335
Earnings on cash surrender value - Bank owned life insurance	108	86	311	264
Net gain on sale of securities available-for-sale	506	159	1,984	595
Net gain on transfer of financial assets	—	—	340	—
Net loss on sale of derivative swap transaction	—	—	—	(225)
Merchant credit card service income, net	80	99	229	279
Mortgage brokerage fee income	1,913	2	3,215	17
Other income	120	207	282	575

Total noninterest income	2,944	751	7,004	2,033

Noninterest expense:
Salaries and related benefits	2,902	1,909	7,673	5,750
Occupancy and equipment expense	1,124	613	2,426	1,897
FDIC insurance premium	421	113	995	284
Data processing fees	52	81	231	224
Professional service fees	220	146	674	397
Payroll and benefit fees	27	26	88	86
Deferred compensation expense	118	118	360	342
Stationery and supplies	62	50	141	192
Postage	—	32	111	104
Directors’ expense	75	81	232	223
Other expenses	653	443	1,576	1,290

Total noninterest expense	5,654	3,612	14,507	10,789

Income before provision for income taxes	2,852	1,079	7,476	4,050
Provision for income taxes	1,010	362	2,647	1,197

Net Income	1,842	717	4,829	2,853
Less: Net income attributable to non-controlling interest	129	—	230	—
Net Income attributable to Bank of Commerce Holdings	$1,713	$717	$4,599	$2,853

Less: preferred dividend and accretion on preferred stock	235		707	—
Income available to common shareholders	$1,478	$717	$3,892	$2,853
Basic earnings per share	$0.17	$0.08	$0.45	$0.33
Weighted average shares — basic	8,711	8,711	8,711	8,713
Diluted earnings per share	$0.17	$0.08	$.45	$0.33
Weighted average shares — diluted	8,711	8,713	8,712	8,729
Cash Dividends declared	$0.12	$0.08	$0.18	$0.24
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three and Nine Months Ended September 30, 2009

							Accumulated
							Other	Subtotal
							Comp- Income	Bank of	Non Controlling
	Comprehensive	Preferred		Common	Stock	Retained	(Loss),	Commerce	Interest in
Dollars in Thousands	Income	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total
Balance at December 31, 2008		$16,551,268	$448,732	8,711,495	$9,649,672	$36,008,866	($80,897)	$62,577,641	$0	$62,577,641

Comprehensive Income:
Net Income	1,270,015					1,270,015		1,270,015		1,270,015
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	473,885
Less: reclassification adjustment for gains included in net income, net of tax	(237,796)
Other Comprehensive Income	—

Total Comprehensive Income	1,506,104						236,089	236,089		236,089

Accretion on Preferred Stock		22,437						22,437		22,437
Common cash dividends ($0.06 per share)						(522,690)		(522,690)		(522,690)
Preferred stock dividend						(214,861)		(214,861)		(214,861)
Compensation expense associated with stock options					28,902			28,902		28,902
Balance at March 31, 2009		$16,573,705	$448,732	8,711,495	$9,678,574	$36,541,330	$155,192	$63,397,533	$0	$63,397,533

Net Income	1,717,020					1,615,771		1,615,771	101,249	1,717,020
Comprehensive Income:
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	506,451
Less: reclassification adjustment for gains included in net income, net of tax	(631,627)

Total Other Comprehensive Income	1,591,844
Less: Other Comprehensive Income non-controlling interest	(101,249)

Total Comprehensive Income — BOCH	1,490,595						(125,176)	(125,176)		(125,176)
Accretion on Preferred Stock		22,437				(22,437)				0
Preferred stock dividend						(212,500)		(212,500)		(212,500)
Compensation expense associated with stock options					9,434			9,434		9,434
Cash distribution to non controlling interest									2,061,812	2,061,812
Balance at June 30, 2009		$16,596,142	$448,732	8,711,495	$9,688,008	$37,922,164	$30,016	$64,685,062	$2,163,061	$66,848,123

Net Income	1,842,391					1,713,162		1,713,162	129,229	1,842,391
Comprehensive Income:
Other Comprehensive Income:
Unrealized gains on securities, net of reclassification adjustment	1,094,914
Less: reclassification adjustment for gains included in net income, net of tax	(297,950)

Total Other Comprehensive Income	2,639,355
Less: Other Comprehensive Loss non-controlling interest	(129,229)

Total Comprehensive Income — BOCH	2,510,126						796,964	796,964		796,964
Accretion on Preferred Stock		22,437				(22,437)
Common cash dividends ($0.12 per share)						(1,045,380)		(1,045,380)		(1,045,380)
Preferred stock dividend						(212,500)		(212,500)		(212,500)
Compensation expense associated with stock options					21,168			21,168		21,168
Balance at September 30, 2009	(Restated)	$16,618,579	$448,732	8,711,495	$9,709,176	$38,355,009	$826,980	$65,958,476	$2,292,290	$68,250,766

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2009 and 2008

Dollars in thousands	September 30, 2009	September 30, 2008
	(Restated)
Cash flows from operating activities:
Net income	$4,829	$2,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,325	2,900
Provision for depreciation and amortization	943	876
Compensation expense associated with stock options	60	86
Gain on transfer of financial assets	(340)	—
Gross proceeds on loans held for sale	286,885	—
Gross originations of loans held for sale	(291,609)	—
Gain on sale of securities available-for-sale	(1,984)	(595)
Gain on sale of other real estate owned	(20)
Amortization of investment premiums and accretion of discounts, net	(90)	45
Loss on sale of derivative swap transaction	—	225
Loss on sale of fixed assets	1	3
(Increase)/decrease in Deferred income taxes	(580)	560
Increase in cash surrender value of bank owned life policies	(1,471)	(254)
Effect of changes in:
Other assets	(724)	(8,460)
Deferred compensation	337	325
Deferred loan fees	145	(299)
Other liabilities	(5,226)	(16)

Net cash from operating activities	(2,519)	(1,755)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	22,653	7,428
Proceeds from sales of available-for-sale securities	67,874	42,901
Purchases of available-for-sale securities	(41,468)	(47,725)
Purchases of ITIN loan portfolio	(66,696)	—
Loan origination, net of principal repayments	(11,431)	(19,666)
Purchases of Bank premises and equipment, net	(286)	(804)
Proceeds from the sale of other real estate owned	315
Cash acquired in merger, net of cash consideration paid	265	—

Net cash used from investing activities	(28,774)	(17,658)

Cash flows from financing activities:
Net increase in deposits	44,356	29,420
Net decrease in securities sold under agreement to repurchase	(3,815)	(1,933)
Net change in FHLB advances	(20,000)	65,000
Net change in other short term borrowings	4,375	(60,000)
Cash dividends paid on common stock	(1,742)	(2,093)
Cash dividends paid on preferred stock	(640)	—
Proceeds from stock options exercised	0	41
Common stock repurchased	0	(504)

Net cash from financing activities	22,534	29,931

Net (decrease) increase in cash and cash equivalents	(8,759)	10,518
Cash and cash equivalents, beginning of period	85,191	22,234

Cash and cash equivalents, end of period	$76,432	$32,752

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,189	$—
Interest	9,635	12,155
Transfer of loans to other real estate owned	3,229	4,869
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
Restatement of Financial Results
In the course of preparing our consolidated financial statements for the year ended December 31, 2009, we identified an error in the accounting for the stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation that occurred in the second quarter 2009. The error understated the goodwill investment on the balance sheet $800,000. In addition, the Statements of Cash Flows has been restated to include the gross proceeds from originations and sales of mortgage loans held for sale in cash flows from operating activities. In order to correct these errors, we have restated our condensed consolidated balance sheets and condensed consolidated statements of cash flows for the nine months ended September 30, 2009.
Effects of the Restatement on the Condensed Consolidated Financial Statements
The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated balance sheet at September 30, 2009:

Dollars in thousands	(As Previously
CONSOLIDATED BALANCE SHEET	Reported)	(As Restated)

Goodwill	$2,927	$3,727

Non controlling interest in subsidiary	$1,492	$2,292

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the impact of the financial statement adjustments to the condensed consolidated statements of cash flows for the nine months ended September 30, 2009:

	(As Previously
Dollars in thousands	Reported)	(As Restated)

Cash flows from operating activities:
Net income	$4,599	$4,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,325	6,325
Provision for depreciation and amortization	943	943
Compensation expense associated with stock options	60	60
Gain on transfer of financial assets	(340)	(340)
Gross proceeds on loans held for sale	—	286,885
Gross originations of loans held for sale	—	(291,609)
Gain on sale of securities available-for-sale	(1,984)	(1,984)
Gain on sale of other real estate owned	(20)	(20)
Amortization of investment premiums and accretion of discounts, net	(90)	(90)
Loss on sale of fixed assets	1	1
(Increase)/decrease in Deferred income taxes	(580)	(580)
Increase in cash surrender value of bank owned life policies	(1,471)	(1,471)
Effect of changes in:
Other assets	(3,215)	(724)
Deferred compensation	337	337
Deferred loan fees	145	145
Other liabilities	(3,077)	(5,226)

Net cash from operating activities	1,633	(2,519)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	22,653	22,653
Proceeds from sales of available-for-sale securities	67,874	67,874
Purchases of available-for-sale securities	(41,468)	(41,468)
Purchases of ITIN loan portfolio	(66,696)	(66,696)
Loan origination, net of principal repayments	(16,549)	(11,431)
Purchases of Bank premises and equipment, net	(286)	(286)
Proceeds from the sale of other real estate owned	315	315
Cash acquired in merger, net of cash consideration paid	1,065	265

Net cash used from investing activities	(33,092)	(28,774)

Cash flows from financing activities:
Net increase in deposits	44,522	44,356
Net decrease in securities sold under agreement to repurchase	(3,815)	(3,815)
Net change in FHLB advances	(20,000)	(20,000)
Net change in other short term borrowings	4,375	4,375
Cash dividends paid on common stock	(1,742)	(1,742)
Cash dividends paid on preferred stock	(640)	(640)

Net cash from financing activities	22,700	22,534

Net (decrease) increase in cash and cash equivalents	(8,759)	(8,759)
Cash and cash equivalents, beginning of period	85,191	85,191

Cash and cash equivalents, end of period	$76,432	$76,432

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,189	$2,189
Interest	9,635	9,635
Transfer of loans to other real estate owned	3,229	3,229

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
The market and income approaches were used to value the business. The total estimated fair value of the acquired company was $4.2 million and represents the following change in control transaction multiples: 13.27 times trailing twelve months earnings, 29.21% price to trailing twelve months gross revenues and 436.70% of total shareholders equity. The fair value of the non-controlling interest was estimated at $2.06 million.
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

(In Thousands)
Cash and Cash Equivalents	$1,765
Accounts Receivable	10
Other Receivables	437
Loans held for sale, net of deferred income	12,006
Prepaid Expenses	57
Notes Receivable	414

Total Current Assets:	14,689
Fixed Assets	155
Other Assets	13

TOTAL ASSETS	14,857

Accounts Payable	99
Accrued Expenses	232
Branch Payables	191

Total Payables:	522
Current portion Capital Lease	39
Impounds payable	67
Mortgage warehouse lines of credit	11,810

Total Other Current Liabilities:	11,916

Total Current Liabilities:	12,438
Long Term Capital Lease Payable	15
Due to stockholder	224
Notes Payable	1,380

Total Long Term Liabilities:	1,619
TOTAL LIABILITIES	14,057
Net Assets	$800

The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

(In Thousands)	Nine Months Ended September 30, 2009
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	$30,663	$—	$246	($18)	$30,891
Interest expense:
Total interest expense	8,955	41	638	(18)	9,616

Net interest income	21,708	(41)	(392)		21,275
Provision for loan and lease losses	6,325	0	0	—	6,325

Net interest income after provision for loan losses	15,383	(41)	(392)	—	14,950
Noninterest income:
Mortgage brokerage fee income	27	5,898	—	—	5,925
Other noninterest income	3,789	2	—	—	3,791

Total noninterest income	3,816	5,900	0		9,716
Noninterest expense:
Salaries and related benefits	6,209	2,768	98	—	9,075
Occupancy and equipment expense	1,872	840	—	—	2,712
Other noninterest expense	3,743	1,062	153	—	4,958

Total noninterest expense	11,824	4,670	251	—	16,745
Income before provision for income taxes	7,375	1,189	(643)	—	7,921
Provision for income taxes	2,373	275	—	—	2,648

Net Income	5,002	914	(643)	—	5,273
Less: Net income attributable to non-controlling interest	—	(448)	—	—	(448)

Net Income attributable to Bank of Commerce Holdings	$5,002	$466	$(643)	—	$4,825

Less: Preferred dividend and accretion on preferred stock	—	—	(707)	—	(707)

Income available to common shareholders	$5,002	$466	$(1,350)	—	$4,118

Basic earnings per share					$0.47

Diluted earnings per share					$0.47

	Nine Months Ended September 30, 2008
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	$28,155	$3	$245	($44)	$28,359
Interest expense:
Total interest expense	11,911	42	782	(44)	12,691

Net interest income	16,244	(39)	(537)	—	15,668

Provision for loan and lease losses	2,900	—	—	—	2,900

Net interest income after provision for loan losses	13,344	(39)	(537)	—	12,768
Noninterest income:
Mortgage brokerage fee income	0	4,177	—	—	4,177
Other noninterest income	2,013	6	—	—	2,019

Total noninterest income	2,013	4,183	—	—	6,196
Noninterest expense:
Salaries and related benefits	5,629	2,067	98	—	7,794
Occupancy and equipment expense	1,836	1,044	—	—	2,880
Other noninterest expense	3,002	1,117	134	—	4,253

Total noninterest expense	10,467	4,228	232	—	14,927

Income before provision for income taxes	4,890	(84)	(769)	—	4,037
Provision for income taxes	1,197	0	—	—	1,197

Net Income	3,693	(84)	(769)	—	2,840
Less: Net income attributable to non-controlling interest	—	(41)	—	—	(41)

Net Income attributable to Bank of Commerce Holdings	$3,693	$(43)	$(769)	—	$2,881

Less: Preferred dividend and accretion on preferred stock	—	—	—	—	—

Income available to common shareholders	$3,693	$(43)	$(769)	—	$2,881

Basic earnings per share					$0.33

Diluted earnings per share					$0.33

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
3. Recent Accounting Pronouncements
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update will be effective for the quarter beginning October 1, 2009 and we do not expect it will have a significant impact on our financial condition or results of operations.
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
2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 6 for further information.
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

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	$494	($8)	$494	($8)
Mortgage backed securities	$12,845	($931)	$2,019	($9)	$14,864	($940)
Asset backed securities	$2,390	($94)			$2,390	($94)
Total temporarily impaired securities	$15,235	($1,025)	$2,513	($17)	$17,748	($1,042)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government & agencies	—	—	—	—	—	—
Obligations of state and political subdivisions	$21,125	($1,140)	$844	($162)	$21,969	($1,303)
Mortgage-backed securities	$16,667	($106)	$5,375	($240)	$22,041	($345)
Total temporarily impaired securities	$37,792	($1,246)	$6,219	($402)	$44,010	($1,648)
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
7. Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to-four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost or fair value. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan.
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

(Dollars in thousands)
Operating Leases

2009	$634
2010	860
2011	690
2012	483
2013	258
Thereafter	606

Total $	3,531

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $100,000,000 as of September 30, 2009 and $65,000,000 as of September 30, 2008. The FHLB advances bear fixed interest rates ranging from 0.25% to 3.97%. Interest is payable monthly and semiannually. The following table illustrates borrowings outstanding at the end of the period:

(In Thousands)

Advance Amount	Interest Rate	Maturity
$20,000	0.25%	10/13/2009
$35,000	3.97%	11/23/2009
$30,000	0.30%	11/23/2009
$15,000	3.41%	4/29/2011

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
(In Thousands)

Non Recurring Basis

		Fair Value Measurements
		At September 30, 2009
					Gains	Gains
		Quoted Prices in	Significant Other	Significant	(Losses)	(Losses)
		Active Markets For	Observable	Unobservable	During 3 months	During 9 months
	Fair Value	Identical Assets	Inputs	Inputs	ended September 30,	ended September 30,
Description	September 30, 2009	Level (1)	(Level 2)	(Level 3)	2009	2009

Impaired Loans	$6,138			$6,138	$628	($5,182)

Total assets measured at fair value	$6,138			$6,138	$628	($5,182)

Liabilities	$—	$—	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—

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
Securities available-for-sale — Fair values for securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities available-for-sale are classified as Level 1 of the fair value hierarchy.
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
Commitments to extend credit and standby letters of credit — The fair value of commitments is the loan fee.
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
     The estimated fair values of the Company’s financial instruments are approximately as follows:

	September 30, 2009
(In Thousands)	Contract Amount	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents		$76,432	$76,432
Securities		86,499	86,499
Portfolio Loans, net		590,885	598,386
Mortgages held for sale		16,787	16,787
Accrued interest on loans		2,590	2,590
Accrued interest on securities		808	808
Financial Liabilities:
Demand and savings		271	271
Fixed rate certificates		306,642	309,447
Variable certificates		6,326	6,326
Accrued interest payable		495	495
Securities sold under agreements to repurchase		10,038	10,038
Federal Home Loan Borrowings		100,000	100,000
Mortgage Warehouse Line of Credit		12,285	12,285
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465

Off balance sheet financial instruments:
Commitments to extend credit	$137,964		—
Standby letters of credit	5,489		55
Guaranteed commitments outstanding	1,325		13
14. Transfer of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. On April 17, 2009, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans with an estimated fair value of $80,671,104. The ITIN portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in carrying value of certain non-performing loans and cash of approximately $67.0 million. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards.
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
The following table represents financial information about the Company’s reportable segments:
(In Thousands)

Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Interest and fees on loans	$26,468		$208		$26,676
Interest on tax-exempt securities	853				853
Interest on U.S. government securities	2,774				2,774
Interest on federal funds sold and securities purchased under agreements to resale	31				31
Interest on other securities	538		37	(18)	557

Total interest income	30,664		245	(18)	30,891
Interest expense:
Interest on demand deposits	786				786
Interest on savings deposits	742				742
Interest on certificates of deposit	5,740			(18)	5,722
Securities sold under agreements to repurchase	38				38
Interest on FHLB and other borrowings	1,622	12			1,634
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	665	—	665

Total interest expense	8,928	12	665	(18)	9,587
Net interest income	21,736	(12)	(420)	—	21,304
Provision for loan and lease losses	6,325				6,325
Net interest income after provision for loan losses	15,411	(12)	(420)	—	14,979
Noninterest income:
Service charges on deposit accounts	296				296
Payroll and benefit processing fees	347				347
Earnings on cash surrender value - Bank owned life insurance	311				311

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Income Statement (continued)	Bank	Mortgage	Parent	Intercompany	Consolidated
Net gain on sale of securities	1,984				1,984
Net gain on transfer of financial assets	340				340
Merchant credit card service income, net	229				229
Mortgage brokerage fee income	27	3,188			3,215
Other income	282	—			282

Total noninterest income	3,816	3,188			7,004

Noninterest expense:
Salaries and related benefits	6,208	1,367	97		7,673
Occupancy and equipment expense	1,873	553			2,426
FDIC insurance premium	995				995
Data processing fees	231				231
Professional service fees	533	14	127		674
Payroll and benefit fees	88				88
Deferred compensation expense	360				360
Stationery and supplies	123	18			141
Postage	99	12			111
Directors’ expense	206		26		232
Other expenses	1,108	468	—		1,576

Total noninterest expense	11,824	2,432	250		14,507
Income before provision for income taxes	7,403	744	(670)		7,476
Provision for income taxes	2,373	274	0		2,647

Net Income	5,030	470	(670)		4,829
Less: Net income attributable to non-controlling interest		230			230

Net Income attributable to Bank of Commerce Holdings	$5,030	$240	$(670)		$4,599

Dollars in thousands	Bank	Mortgage	Parent	Intercompany	Consolidated
ASSETS
Cash and due from banks, non interest bearing	$19,645	$2,227	$1,342	($2,990)	$20,224
Interest bearing due from banks	56,208				56,208
Federal funds sold and securities purchased under agreements to resell	0				0

Cash and cash equivalents	75,853	2,227	1,342	(2,990)	76,432

Securities available-for-sale at fair value (including pledged collateral of $61,345 at September 30, 2009)	86,499				86,499
Portfolio loans	601,171		2,513	(3,900)	599,784
Allowance for loan and lease losses	(8,860)		(39)		(8,899)

Portfolio loans net of allowance	592,311		2,474	(3,900)	590,885
Mortgages held for sale		16,787			16,787
Premises and equipment, net	10,072	129			10,201
Investment in Bank of Commerce Mortgage™			2,705	(2,705)	—
Investment in Trust			465		465
Investment in Bank			75,937	(75,937)	—
Goodwill		3,727			3,727
Other real estate owned	2,934				2,934
Other assets	27,657	620	—	(1,527)	26,750

TOTAL ASSETS	$795,326	$23,490	$82,923	$(87,059)	$814,680

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Bank	Mortgage	Parent	Intercompany	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$73,481			($2,990)	$70,491
Demand — interest bearing	156,233				156,233
Savings accounts	59,982				59,982
Certificates of deposit	312,968				312,968

Total deposits	602,664			(2,990)	599,674

Securities sold under agreements to repurchase	10,038				10,038
Federal Home Loan Bank borrowings	100,000				100,000
Mortgage warehouse lines of credit		16,185		(3,900)	12,285
Other liabilities	6,686	2,308	1,500	(1,527)	8,967
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	—	—	15,465		15,465

Total Liabilities	719,388	18,493	16,965	(8,415)	746,429
Commitments and contingencies
Stockholders’ Equity:

Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at September 30, 2008	13,000		16,619	($13,000)	16,619
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at September 30, 2009	2,341	1	9,709	(2,342)	9,709
Common Stock Warrant			449		449
Additional Paid in Capital	28,010	2,704		(30,714)	—
Retained Earnings	31,760		38,355	(31,760)	38,355
Accumulated other comprehensive income, net of tax	827	—	827	(827)	827

Total Equity — Bank of Commerce Holdings	75,938	2,705	65,958	(78,643)	65,959
Non controlling interest in subsidiary	—	2,292	—		2,292
Total stockholders’ equity	75,938	4,997	65,958	(78,643)	68,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,326	$23,490	$82,923	$(87,059)	$814,680

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	September 30, 2009	September 30, 2008
Key Performance Ratios
Profitability Ratios
Net Interest Income to Average Assets	3.57%	3.21%
Net Income to Average Equity	8.88%	8.11%

Efficiency Ratio[1]	51.25%	60.82%

Capital Ratios
Leverage Ratio	9.44%	8.77%
Risk Based Capital	$83,234,175	$63,494,408
Tier 1 Capital	11.58%	9.54%
Total Capital	12.83%	10.63%

Per Common Share Data
Dividend Payout Ratio	40.29%	73.38%
Book Value	$7.86	$5.24
Market Price	$5.50	$6.88
High	$6.25	$8.59
Low	$3.92	$5.50
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

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2009	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$77,204,443	9.46%	n/a	4.0%
Tier 1 Risk-Based	77,204,443	11.79%	n/a	4.0%
Total Risk-Based .	85,404,056	13.01%	n/a	8.0%

Redding Bank of Commerce
Leverage	$75,110,532	9.44%	5.0%	4.0%
Tier 1 Risk-Based	75,110,532	11.58%	6.0%	4.0%
Total Risk-Based	83,234,175	12.83%	10.00%	8.0%
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
Table 2 Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	September 30, 2009	Over	September 30, 2008
(Dollars in thousands)	Volume	Rate	Total

Increase(Decrease) In Interest Income
Portfolio Loans	$3,191	($2,069)	$1,122
Tax-exempt Securities	(58)	27	(31)
US Government Securities	(46)	(98)	(144)
Mortgage Back Securities	995	326	1,321
Federal Funds Sold	2	(236)	(234)
Other Securities	536	(35)	501

Total Increase (Decrease)	$4,620	$(2,085)	2,535

Increase(Decrease) In Interest Expense
Interest Bearing Demand	$19	($995)	(976)
Savings Deposits	110	(561)	(451)
Certificates of Deposit	1,530	(2,384)	(854)
Repurchase Agreements	(9)	(104)	(113)
FHLB Borrowings	555	(1,069)	(514)
Trust Preferred Borrowings	0	(155)	(155)

Total Increase (Decrease)	$2,205	$(5,268)	$(3,063)

Net Increase	$2,415	$3,183	$5,598

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
Noninterest income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2009	2008	2009	2008

Service charges on deposit accounts	$108	$91	$296	$203
Payroll and benefit processing fees	109	107	347	335
Earnings on cash surrender value — Bank owned insurance	108	86	311	254
Net gain on sale of securities available-for-sale	506	159	1,984	595
Net loss on sale of derivative swap transaction	—	—	—	(225)
Net gain on transfer of financial assets	—	—	340	—
Merchant credit card service income, net	80	99	229	279
Mortgage brokerage fee income	1,913	2	3,215	17
Other Income	120	207	282	575

Total Noninterest income	$2,944	$751	$7,004	$2,033

Quarter-to-date noninterest income increased $2.2 million and is attributed to mortgage brokerage fee income and gains on sales of available-for-sale securities.
Year-to-date noninterest income increased $5.0 million for the same reasons as above.
Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2009	2008	2009	2008

Salaries and related benefits	$2,902	$1,909	$7,673	$5,750
Occupancy and equipment expense	1,124	613	2,426	1,897
FDIC insurance premium	421	113	995	284
Data processing fees	52	81	231	224
Professional service fees	220	146	674	397
Payroll and Benefit fees	27	26	88	86
Deferred compensation expense	118	118	360	342
Stationery and Supplies	62	50	141	192
Postage	—	32	111	104
Directors’ expense	75	81	232	223
Other expenses	653	443	1,576	1,290

Total Noninterest expense	$5,654	$3,612	14,507	$10,789

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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 consist of the following:
Deferred Tax Assets (In Thousands)

	September 30, 2009	September 30, 2008
State Franchise Taxes	$173	$8
Deferred compensation	2,289	2,108
Loan loss reserves	3,990	2,852
Other Comprehensive Income	(578)	938
Other	184	175

Total Deferred Tax Assets	$6,058	$6,081

State Franchise taxes	(473)	—
Depreciation	(146)	(66)
Deferred loan origination costs	(406)	(447)
Deferred state taxes	—	(383)
Other	(156)	—

Total Deferred Tax Liabilities	(1,181)	($896)

Total Net Deferred Tax Asset	$4,877	$5,185

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Asset Quality
The Company concentrates its lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties, California, and the location of the Bank’s four full services branches, specifically identified as Northern California. The Company manages its credit risk through diversification of its loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were transferred without recourse and were carried at fair value. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:
Portfolio Loans

(Dollars in thousands)	September 30, 2009	December 31, 2008

Commercial and financial loans	$141,464	$164,083
Real estate-construction loans	68,842	84,218
Real estate-commercial	241,421	217,914
Real estate — ITIN loan pool	79,220	—
Real estate-mortgage	20,368	20,285
Real estate-other	44,575	39,915
Installment	2,395	145
Other loans	1,730	902
Less:
Net deferred loan fees	(231)	(87)
Allowance for loan losses	(8,899)	(8,429)

Total net portfolio loans	$590,885	$518,946

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
Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to-four family residential real estate and are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors, servicing included. The mortgage loans are typically funded on a pre-committed basis and held for sale; the loans are carried on the balance sheet at the lower or cost or fair value until a sale to the third party is completed.
As of September 30, 2009, $16.8 million in mortgages are held for sale outside of the net portfolio loans listed in the above table.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:
Non performing assets

(Dollars in thousands)	September 30, 2009	December 31, 2008

Nonaccrual loans	$11,307	$20,154

Total nonaccrual loans	11,307	20,154
90 days past due and still accruing interest	2,619	0
Other Real Estate Owned	2,934	2,934

Total non performing assets	$16,860	$23,088

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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
		September 30,
Allowance for Loan Losses	September 30, 2009	2008	September 30, 2009	September 30, 2008

Beginning balance for Loan Losses	$8,496	$5,017	$8,429	$8,233
Provision for Loan Losses	1,844	1,300	6,325	2,900
Charge offs:
Commercial	(86)	(155)	(2,518)	(888)
Real Estate	(1,375)	(35)	(3,475)	(4,122)
Other	(0)	(0)	(12)	(0)

Total Charge offs	(1,461)	(190)	(6,005)	(5,010)

Recoveries:
Commercial	19	0	147	0
Real Estate		0	0	0
Other	1	1	3	5

Total Recoveries	20	1	150	5

Ending Balance	$8,899	$6,128	$8,899	$6,128
ALLL to total loans	1.48%	1.20%	1.48%	1.20%
Net Charge offs to average loans	0.24%	0.04%	0.99%	0.96%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	September
	30,	June 30,	March 31,	December 31,	September 30,
Dollars in thousands, except for per share data	2009	2009	2009	2008	2008

Interest income:
Interest and fees on loans	$9,355	$9,272	$8,049	$8,028	$8,252
Interest on tax-exempt securities	278	279	296	313	308
Interest on U.S. government securities	628	954	1,192	873	582
Interest on federal funds sold and securities repurchased under agreements to resell	1	5	25	39	116
Interest on other securities	309	131	117	81	13

Total interest income	10,571	10,641	9,679	9,334	9,271
Interest expense:
Interest on demand deposits	240	239	307	411	514
Interest on savings deposits	223	238	281	383	543
Interest on certificates of deposit	1,941	1,900	1,881	1,975	1,963
Securities sold under repurchase agreements	13	11	14	22	32
Interest on FHLB and other borrowings	514	539	581	638	662
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	234	216	215	263	317

Total interest expense	3,165	3,143	3,279	3,692	4,031
Net interest income	7,406	7,498	6,400	5,642	5,240
Provision for loan and lease losses	1,844	3,056	1,425	3,620	1,300
Net interest income after provision for loan and lease losses	5,562	4,442	4,975	2,022	3,940
Noninterest income:
Service charges on deposit accounts	108	96	92	108	91
Payroll and benefit processing fees	109	104	134	118	107
Earnings on cash surrender value — bank owned life insurance	108	117	86	86	86
Net gain on sale of securities available-for-sale	506	1,074	404	33	159
Net gain on sale of loans	0	340	—	—	—
Merchant credit card service income, net	80	75	74	85	99
Mortgage brokerage fee income	1,913	1,302	—	4	2
Other income	120	87	75	156	207

Total noninterest income	2,944	3,195	865	590	751
Noninterest expense:
Salaries and related benefits	2,902	2,644	2,127	2,001	1,909
Occupancy and equipment expense	1,124	730	572	1,339	613
FDIC insurance premium	421	301	273	99	113
Data processing fees	52	68	111	52	81
Professional service fees	220	295	159	270	146
Payroll processing fees	27	27	34	30	26
Deferred compensation expense	118	123	119	120	118
Stationery and supplies	62	26	53	70	50
Postage	0	76	81	30	32
Directors’ expense	75	120	37	71	81
Other expenses	653	483	394	425	443

Total noninterest expense	5,654	4,893	3,960	4,507	3,612
Income (loss) before provision for income taxes	2,852	2,744	1,882	(1,895)	1,079
Provision (benefit) for income taxes	1,010	1,027	610	(1,237)	362
Less: Income non-controlling interest	129	101	—	—	—

Net income (loss)	1,713	$1,616	$1,270	$(658)	$717

Less preferred dividend and accretion on preferred stock	($235)	($235)	($237)	($0)	($0)
Income available to common shareholders	1,478	$1,381	$1,033	$(658)	$717
Basic earnings (loss) per share	$0.17	$0.16	$0.12	($0.07)	$0.08
Weighted average shares — basic	8,711	8,711	8,711	8,755	8,711
Diluted earnings (loss) per share	$0.17	$0.16	$0.12	($0.07)	$0.08
Weighted average shares — diluted	8,711	8,712	8,711	8,802	8,713
Cash dividends per share	$0.12	$0.00	$0.06	$0.08	$0.08

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
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to filing our original report, and in connection with preparing for the 2009 audit, we concluded that the accounting for the cash flows associated with mortgage loans held for sale and goodwill related to the stock purchase agreement with Simonich Corporation was inappropriate. This instance is considered to be a material weakness in our disclosure controls and procedures particularly as it relates to the selection and application of accounting principles and specifically accounting for nonrecurring transactions. This error affects the characterization of items within the Company’s statement of cash flows for those periods, but does not affect earnings, statements of income, but does not affect earnings, statements of income, does not significantly affect the balance sheets.
As a result of such conclusions, our management determined to restate our consolidated financial statements as of and for the three and six months ended June 30, 2009, the three and nine months ended September 30, 2009.
In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures and concluded that these controls were not effective as of September 30, 2009.
During the first quarter of 2010, in conjunction with preparing our annual financial statements, we are taking steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including a review of accounting literature relating to non-recurring transactions. As part of this undertaking, we have consulted with our independent registered public accounting firm, will increase emphasis on continuing education for our accounting personnel and increased emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to these areas.
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