Form 10-K
period 2009-12-31
Bank of Commerce Holdings
filed 2010-03-05
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25135
(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 Churn Creek Road
Redding, California	96002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (530) 722-3955
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value per share	NASDAQ Global Market
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
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
As of the last day of the second fiscal quarter of 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36,534,116 based on the closing sale price of $5.70 as reported on the NASDAQ Global Market as of June 30, 2009.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
The number of shares of the registrant’s no par value Common Stock outstanding as of March 5, 2010 was 8,711,495
DOCUMENTS INCORPORATED BY REFERENCE
None

Bank of Commerce Holdings Form 10-K

PART I
Special Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intend,” “plan,” “believes,” “estimate,” “consider” or similar expressions or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all references to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.
The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations, the duration of current financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury (the “Treasury”), to deal with challenges to the United States financial system;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;

•	Inflation, interest rate, market and monetary fluctuations, the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, investment values and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Oversupply of inventory and continued deterioration in values of real estate in California and the United States generally, both residential and commercial;

•	Changes in securities markets, public debt markets and other capital markets;

•	Possible other-than-temporary impairments of securities held by us;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of customers to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes could expose us to new risks, including potential systems failures or fraud;

•	The timing and effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	Possible impairment of goodwill that has been recorded in connection with acquisitions which may have a material adverse impact on our earnings;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The impact of current governmental efforts to restructure the United States financial regulatory system, including changes in the scope and cost of FDIC insurance and other coverages and changes in the Treasury’s Capital Purchase Program;

•	Ability to attract deposits and other sources of liquidity at acceptable costs;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•	Geopolitical conditions, including acts or threats of war or terrorism, actions taken by the United States or other governments in response to acts or threats of war or terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.
If our assumptions regarding one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this prospectus and in the information incorporated by reference in this prospectus. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.
Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties discussed in “BUSINESS RISK FACTORS” and in the MD&A.

ITEM 1.	BUSINESS
Bank of Commerce Holdings (“Company,”, “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of Commercetm (“Bank”), which operates under two separate names (Redding Bank of Commercetm and Roseville Bank of Commercetm) and for Bank of Commerce Mortgagetm, our majority-owned mortgage brokerage subsidiary. We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”
The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce ï Bank of Choicetm” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest-bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank is an affiliate of LPL Financial and offers wealth management services through that affiliation.
In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. The business was formed in 1993 and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce Mortgagetm in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce Mortgagetm include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.
We continuously search for both organic and external expansion opportunities, through internal growth, strategic alliances, acquisitions, establishing a new office or the delivery of new products and services.

Systematically, we will reevaluate the short and long-term profitability of all of our lines of business, and will not hesitate to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to our staff, customers, and the markets we serve.
Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks; we must compete with a myriad of other financial entities that compete for our core business. The flexibility provided by our status as a financial holding company has become increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.
Our governance structure enables us to manage all major aspects of our business effectively through an integrated process that includes financial, strategic, risk and leadership planning. Our management processes, structures and policies and procedures help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but we are equally concerned with how we achieve those results. Our core values and commitment to high ethical standards is material to sustaining public trust and confidence in our Company.
Our primary business strategy is to provide comprehensive banking and related services to small and mid-sized businesses, not-for-profit organizations, and professional service providers as well as banking services for consumers, primarily business owners and their key employees. We emphasize the diversity of our product lines and high levels of personal service and, through our technology, offer convenient access typically associated with larger financial institutions, while maintaining the local decision-making authority and market knowledge, typical of a local community bank. Management intends to pursue our business strategy through the following initiatives:
Utilize the Strength of Our Management Team. The experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long-term strategies, operating plans and performance measures and reviews our performance to plan on a monthly basis. Our Credit Round Table Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. Our ALCO Round Table Committee establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that there will be significant opportunities to acquire failing institutions or their assets through loss sharing agreements with the FDIC, buy branches from struggling banks in our market areas looking to raise capital, and acquire entire franchises for little to no premium. We also believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios. We believe that the net proceeds raised in this offering will assist us in implementing our growth strategies by providing the capital necessary to support future asset growth, both organically and through strategic acquisitions.
Maintain Local Decision-Making and Accountability. We believe we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions. We believe that our customers want to deal directly with the people who make the ultimate credit decisions and have provided our Bank managers and loan officers with the authority commensurate with their experience and history which we believe strikes the right balance between local decision-making and sound banking practice.
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of December 31, 2009, we had

$15.6 million in nonperforming assets, including other real estate owned of $2.9 million, which as a percentage of total assets was 2.27%. We also seek to maintain a prudent allowance for loan losses, which at December 31, 2009 was $11.2 million, representing 1.86% of our loan portfolio.
Build a Stable Core Deposit Base. We will continue to grow a stable core deposit base of business and retail customers. In the event that our asset growth outpaces these local core deposit funding sources, we will continue to utilize Federal Home Loan Bank borrowings and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees. We will continue to use “hot spot” consumer depositories with state of the art technologies in highly convenient locations to enhance our core deposit base.
Our principal executive offices are located at 1951 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.
General
Parent Bank Holding Company. As a financial holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board or FRB”). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (“SEC”). As a listed Company on the NASDAQ Global Market, the Parent is subject to the rules of the NASDAQ for listed companies.
Subsidiary Bank. The Company’s subsidiary bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (“FDIC”) and by the California Department of Financial Institutions (“CDFI”).
Nonbank Subsidiary. The Company’s nonbank subsidiary may be subject to the laws and regulations of the federal government and/or the State of California.
Parent Holding Company Activities
“Financial in Nature” Requirement. As a bank holding company that has elected to become a financial holding company pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in Nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.
FRB approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Notice of such acquisitions, however, must be given to the FRB within 30 days of commencing a new financial activity or acquiring a company engaged in financial in nature activities. Prior FRB approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.
Because the Holding Company is a financial holding company, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act.

In addition, if the FRB finds that the Bank is not well capitalized or well managed, the Holding Company could be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Company would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If the Company failed to correct any such condition within a prescribed period, the FRB could order the Company to divest the Bank or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
To qualify as “well-capitalized,” the Bank must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater, (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater and (iii) not be subject to any order by the FRB to meet a specified capital level. To qualify as “well-managed,” the Bank, as the Holding Company’s only controlled financial institution, must have received at its most recent examination or review a composite rating and rating for management of at least satisfactory.
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
Principal Markets
The Company operates in two distinct markets. Redding Bank of Commerce™ (“Bank”) has historically been a leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market which is the location of Roseville Bank of Commerce™. Management believes that these two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities.
Principal Products and Services
Through the Bank and its mortgage subsidiaries, the Bank provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as free checking, interest-bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, traveler’s checks, safe deposit boxes, collection services and electronic banking activities. The Bank currently does not offer trust services or international banking services.
The services offered by our mortgage subsidiary include single and multi-family residential new financing, refinancing and equity lines of credit. All mortgage products originated through our mortgage subsidiary are brokered and are not maintained on the Bank’s books as loans held for investment purposes.
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
The majority of the Bank’s loans are direct loans made to individuals and small businesses in the major market areas of the Bank. A relatively small portion of the loan portfolio of the Bank consists of loans to individuals for personal, family or household purposes. The Bank accepts as collateral for loans real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory.
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
The commercial and construction loan portfolio of the Bank consists of loans secured by a variety of commercial and residential real property. The specific underwriting standards of the Bank and methods for each of its principal lines of lending include industry-accepted analysis and modeling, and certain proprietary techniques. The Bank’s underwriting criteria are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. The credit administration policies of the Bank contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from the owners of its private corporate borrowers.
Government Supervision and Regulation
The Holding Company and Bank are subject to extensive federal and state supervision and regulation. The following discussion describes the elements of the regulatory framework applicable to financial holding companies and banks and specific information about the Holding Company and its subsidiaries. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund rather than for the protection of shareholders and creditors. The following discussion of laws and regulations is only a summary. This discussion is qualified in its entirety by reference to such laws and regulations.
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

In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greater of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.
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
Prior to November 14, 2011, unless the Holding Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Holding Company to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (2) redeem, purchase or acquire any shares of the Holding Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.
Interstate Banking
A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, therefore creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations if the laws of such state permit such de novo branching. California law authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years, unless the California bank is in danger of failing or in certain other emergency situations, but limits interstate branching into California to branching by acquisition of an existing bank.
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
The current U.S. risk-based capital requirements are based on an internationally agreed framework for capital measurement that was developed by the Basel Committee on Banking Supervision (“BSC”) in 1988. The international framework (“1988 Accord”) accomplished several important objectives. It strengthened capital levels at large, internationally active banks and fostered international consistency and coordination. The 1988 Accord also reduced disincentives for banks to hold liquid, low risk assets. By requiring banks to hold capital against off-balance-sheet exposures, the 1988 Accord represented a significant step forward for regulatory capital measurement. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%. As of December 31, 2009, the Holding Company and the Bank exceeded the “well capitalized” requirements as follows:

	December 31, 2009
		Actual	Well Capitalized	Minimum Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$79,421,930	9.89%	n/a	4.0%
Tier 1 Risk-Based	79,421,930	12.06%	6.0%	4.0%
Total Risk-Based	87,697,164	13.31%	10.0%	8.0%

Redding Bank of Commerce
Leverage	$76,262,200	9.37%	5.0%	4.0%
Tier 1 Risk-Based	76,262,200	11.57%	6.0%	4.0%
Total Risk-Based	84,542,883	12.83%	10.00%	8.0%
Since the adoption of the 1988 Accord, the world’s financial system has become increasingly more complex and the BSC has been working for several years to develop a new regulatory capital framework that recognizes new developments in financial products, incorporates advances in risk measurement and management practices, and more precisely assesses capital charges in relation to risk (“New Accord”).
The New Accord encompasses three elements: minimum regulatory capital requirements, supervisory review, and market discipline. Under the first element, a banking organization must calculate capital requirements to credit risk, operational risk and market risk. The New Accord does not change the definition of what qualifies as regulatory capital, the minimum risk-based capital ratio, or the methodology for determining capital charges for market risk. The New Accord does provide several methodologies for determining capital requirements for both credit and operational risk. For credit risk there are two general approaches; the standardized approach (based on the 1988 Accord) and the internal ratings-based (“IRB”) approach, which uses the institution’s internal estimates of key risk drivers to derive capital requirements.
The New Accord provides three methodologies for determining capital requirements for operational risk: the basic indicator approach, the standardized approach, and the advanced measurement approaches (“AMA”). Under the first two methodologies, capital requirements for operational risk are fixed percentages of specified, objective risk measures (for example, gross income.) The AMA provides the flexibility for an institution to develop its own individualized approach for measuring operational risk, subject to supervisory oversight.
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
Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2009, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.
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

Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. Furthermore, the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.
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
Privacy Provisions of the Gramm-Leach-Bliley Act
Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Holding Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Holding Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate the Holding Company’s disclosure controls and procedures and its internal control over financial reporting, and will require our auditors to issue a report on our internal control over financial reporting.
Patriot Act and Anti-Money Laundering
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires the Company to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Economic Emergency Stabilization Act of 2008
The Emergency Economic Stabilization Act of 2008 (“EESA”), which was signed into law on October 3, 2008, was enacted to promote liquidity in the financial markets and to minimize further economic deterioration in the United States. The primary components of EESA are the Troubled Asset Relief Program and increase in FDIC deposit insurance limits.

EESA authorized the U.S. Treasury Department (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”). Under EESA, $700 billion in total was authorized to purchase troubled assets from financial institutions, which also includes making equity investments in such qualifying institutions. The Treasury had until the end of 2009 to use the funds allocated for purchases under EESA.
Using its authority under TARP, the Treasury also created the Capital Purchase Program (“CPP”). The CPP immediately authorized the Treasury to purchase equity from qualifying financial institutions, thus moving away from purchases of troubled assets as originally contemplated by TARP. To participate, a qualifying financial institution issues to the Treasury non-voting, redeemable preferred stock, and warrants for common stock, in an amount ranging from 1%-3% of such institution’s total risk-based assets, not to exceed $25 billion. The terms of the preferred stock include payment of a dividend of 5% per annum for the first five years, and 9% per annum thereafter. In addition, the financial institution must issue to the Treasury a ten-year warrant to purchase shares of common stock, with an aggregate market price equal to 15% of the Treasury’s total investment in the financial institution. Financial institutions participating in the CPP also must comply with the executive compensation and corporate governance requirements of EESA. The Holding Company issued $17 million of Series A Preferred Stock under the CPP program.
EESA also provides that FDIC deposit insurance will be temporarily increased from $100,000 to $250,000 until December 31, 2013, regardless of whether those funds are held in interest-bearing or noninterest-bearing accounts. Deposits held at the Bank are fully insured to the extent of this higher limit.
Temporary Liquidity Guarantee Program
On October 13, 2008, FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”), using the authority contained in “systemic risk exception” to FDICIA. The aim of the TGLP was to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The two core components of the TGLP are the Debt Guarantee Program and the Transaction Account Guarantee Program.
Under the Debt Guarantee Program, the FDIC guarantees all newly-issued senior unsecured debt issued by participating entities up to certain prescribed limits from October 14, 2008 through June 30, 2009. The guarantee does not extend beyond June 30, 2012. As a result of this guarantee, the unpaid principal and interest of newly-issued senior unsecured debt would be paid by the FDIC if the issuing insured depository institution failed or if a bankruptcy petition were filed by its issuing holding company.
The Transaction Account Guarantee Program (“TAGP”) provides participating financial institutions to offer depositors a temporary, full guarantee by the FDIC for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts above the existing deposit insurance limit. This coverage became effective on October 14, 2008, and was originally scheduled to terminate on December 31, 2009 but has now been continued through June 30, 2010. [Deposits held at our Bank are guaranteed under the TAGP to the fullest extent permitted.
Federal Deposit Insurance Premiums
The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), which was signed into law in early 2006, provides for the merger of the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. In November 2006, the FDIC adopted new regulations to implement the Reform Act. The new rules, which become effective on January 1, 2007, create a risk differentiation system, establish a base assessment rate schedule, and set actual assessment rates effective January 1, 2007.
On February 27, 2009, the FDIC adopted a final rule modifying its risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points with potential adjustments to each risk category. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. On November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC insurance premiums payable by December 30, 2009.

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
State Regulation and Supervision
The Bank is a California chartered bank insured by the FDIC, and as such is subject to regulation, supervision and regular examination by the CDFI and the FDIC. As a non-member of the Federal Reserve System, the primary federal regulator of the Bank is the FDIC. The primary federal regulator of the Holding Company is the Federal Reserve Board. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Bank is subject to certain regulations of the FRB dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), Truth-in-Savings (“Regulation DD”), and Equal Credit Opportunity (“Regulation B”).
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
Enforcement Powers
In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, or condition imposed in writing by the regulatory agency or term of a written agreement with the regulatory agency.

Enforcement actions may include: (i) the appointment of a conservator or receiver for the bank; (ii) the issuance of a cease and desist order that can be judicially enforced; (iii) the termination of the bank’s deposit insurance; (iv) the imposition of civil monetary penalties; (v) the issuance of directives to increase capital; (vi) the issuance of formal and informal agreements; (vii) the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and (viii) the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted. The Commissioner, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.
Competition
The Company engages in the highly competitive financial services industry. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative delivery channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits, customer convenience and technological advances.
Securities firms, insurance companies and brokerage houses that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type will significantly change the competitive environment in which we conduct business.
In order to compete with major banks and other competitors in its primary service areas, the Company relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Company’s legal lending limit, the Company may arrange for such loans on a participation basis with correspondent banks. Competitive pressures in the banking industry significantly increase changes in the interest rate environment, and reduce net interest margins. Less than favorable economic conditions can also result in a deterioration of credit quality and an increase in the provisions for loan losses.
Employees
As of December 31, 2009 the Company employed 259 full-time equivalent employees. Of these employees, 25 were employed in the Roseville market, 93 were in the Redding market, and the remaining 141 were employed with the Company’s mortgage subsidiary. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.
Available Information
We will provide free of charge upon request, or through links to publicly available filings accessed through our Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the Securities and Exchange Commission. Our internet address is www.bankofcommerceholdings.com. Additionally, reports may be obtained through the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS
Our business is subject to various economic risks that could adversely impact our results of operations and financial condition.
There was significant disruption and volatility in the financial and capital markets during 2008 and 2009. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the United States and international credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets and valuation levels. Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to increase or remain elevated for the foreseeable future. Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.
We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. In addition, the State of California is currently experiencing significant budgetary and fiscal difficulties, which include terminating and furloughing state employees. The businesses operating in California and Sacramento in particular depend on these state employees for business, and reduced spending activity by these state employees could have a material impact on the success or failure of these businesses, some of which are current or potential future customers of the Bank. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:
•	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses;

•	Financial sector regulators may adopt more restrictive practices or interpretations of existing regulations, or adopt new regulations;

•	Collateral for loans made by the Bank, especially real estate related, may continue to decline in value, which in turn could reduce a client’s borrowing power, and reduce the value of assets and collateral associated with our loans held for investment;

•	Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services; and

•	Performance of the underlying loans in the private label mortgage backed securities we hold may continue to deteriorate as the recession continues, potentially causing other-than-temporary impairment markdowns to our investment portfolio.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.
As of December 31, 2009, our total nonperforming assets amounted to $15.6 million, including $2.9 million in other real estate owned, or 2.27% of our total assets, down from $23.1 million, or 2.98% of total assets a year earlier. We experienced $6.7 million in net charge-offs in 2009 compared to $6.3 million in 2008. Our provision for loan and lease losses was $9.5 million for the twelve months ended December 31, 2009 compared to $6.5 million for the twelve months ended December 31, 2008. Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.

While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming assets.
We have a concentration risk in real estate related loans.
As of December 31, 2009, approximately 77.13% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 9.90% of our total loan portfolio consisted of construction loans, 43.23% related to commercial real estate, 16.42% related to residential mortgage loans (including our ITIN loans) and 7.58% involved real estate related loans not classified in the preceding definitions. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs. A large percentage of our loan portfolio is secured by commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, and therefore repayment of these loans is often dependent on the cash flow of the borrower which may be unpredictable. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Monitoring and servicing our Individual Tax Identification Number (“ITIN”) residential mortgage loans could prove more costly and time consuming than previously modeled.
In April 2009, we completed a loan “swap” transaction, whereby we exchanged, without recourse, $14.0 million in certain nonperforming assets measured at fair value and cash of approximately $67.0 million for a pool of performing ITIN loans with an estimated fair value of $80.7 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic dispersement of the portfolio which would adversely affect our noninterest expense.
Future loan losses may exceed the allowance for loan losses.
We have established a reserve for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding. The determination of the amount of loan loss allowance is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance, particularly in the current economic climate. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If the loan loss allowance proves to be inadequate, we will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require us to increase the allowance, which also would adversely impact results of operations and financial condition.
Defaults may negatively impact us.
A source of risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.

We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, which management believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the loan portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.
Interest rate fluctuations, which are out of our control, could harm profitability.
Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of our preference for using variable rate pricing on the majority of our loan portfolio and non-interest bearing demand deposit accounts we are asset sensitive. As a result, we are generally adversely affected by declining interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits. These changes also affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in the fair value of our securities may reduce our shareholders’ equity and net income.
At December 31, 2009, $80.1 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized gain on our available-for-sale securities, net of tax, was $658,000. We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.
Our available for sale equity holdings consist of shares of the Federal Home Loan Bank of San Francisco (“FHLB”). As of December 31, 2009, we held stock in the FHLB totaling $6.1 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.
Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.
Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, repurchase agreements, federal funds purchased, FHLB advances, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by turmoil in the domestic and worldwide credit markets in recent years.
The condition of other financial institutions could negatively affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, public perceptions and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients.

In the event there are credit loss related impairments, the credit loss component is recognized in earnings. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.
Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.
Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially. In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve Board, primarily through open market operations in United States government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our results of operations.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to the EESA, the Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the United States financial markets and has proposed several programs, including the purchase by the Treasury of certain troubled assets from financial institutions and the direct purchase by the Treasury of equity of financial institutions. There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, current initiatives of President Obama’s Administration and the possible enactment of recently proposed bankruptcy legislation may adversely affect our financial condition and results of operations. There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.
The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.
We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.
Because of our participation in the Troubled Asset Relief Program we are subject to several restrictions including, without limitation, restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executives.
On November 14, 2008, in exchange for an aggregate purchase price of $17.0 million, we issued and sold to the Treasury pursuant to the Trouble Asset Relief Program (“TARP”) Capital Purchase Program the following: (i) 17,000 shares of our newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (“Series A Preferred Stock”) and (ii) a warrant to purchase up to 405,405 shares of our common stock, no par value per share, at an exercise price of $6.29 per share, subject to certain anti-dilution and other adjustments. The warrant may be exercised for up to ten years after issuance.
In connection with the issuance and sale of our securities, we entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms, dated November 14, 2008, with the Treasury (“Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on our common stock in excess of $0.08 per share, and on our ability to repurchase our common stock.

Our Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share.
The dividends accrued on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. In 2009 our net income of $6.0 million was reduced to $5.1 million after deducting approximately $942,000 in dividends to the Treasury plus accretion on the Series A Preferred Stock. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. The dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Series A Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.
Finally, the terms of the Series A Preferred Stock allow the Treasury to impose additional restrictions, including those on dividends and unilateral amendments required to comply with changes in applicable federal law.
Our holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of the Series A Preferred Stock may have interests different from our common shareholders.
In the event that we fail to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends has been paid. Otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 662/3% of the shares of Series A Preferred Stock outstanding is required for:
•	Any authorization or issuance of shares ranking senior to the Series A Preferred Stock;

•	Any amendments to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or

•	Consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the Series A Preferred Stock.
The holders of our Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could vote to block the foregoing transactions, even when considered desirable by, or in the best interests of, the holders of our common stock.
We rely heavily on our management team and the loss of key officers may adversely affect operations.
Our success has been and will continue to be greatly influenced by the ability to retain existing senior management and, with expansion, to attract and retain qualified additional senior and middle management. We recently had a number of changes in our senior management team, including the promotions of our new Chief Financial Officer and Chief Operating Officer and the appointment of a new Chief Risk Officer. The departure of any of our senior management could have an adverse effect on us.
Our participation in the TARP Capital Purchase Program could also have an adverse effect on our ability to attract and retain qualified executive officers. Legislation and rules applicable to the TARP Capital Purchase Program participants include extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation to our Chief Executive Officer during the period in which the Series A Preferred Stock is outstanding. Other restrictions are not limited to our Chief Executive Officer and cover other employees whose contributions to revenue and performance can be significant.
The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.

The Federal Reserve, and perhaps the FDIC, is contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may adversely affect our management retention and limit our ability to promote our objectives through our compensation and incentive programs and, as a result, adversely affect our results of operations and financial condition.
The full scope and impact of these limitations is uncertain and difficult to predict. The Secretary of the Treasury has adopted standards that implement certain compensation limitations, but these standards have not yet been broadly interpreted and remain, in many respects, ambiguous. The new and potential future legal requirements and implementing standards under the Capital Purchase Program may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on Capital Purchase Program participants, including us. It will likely require significant time, effort and resources on our part to interpret and apply them. If any of our regulators believe that we are not in compliance with new and future legal requirements and implementing standards, it could subject us to regulatory actions or otherwise adversely affect our management retention and, as a result, our results of operations and financial condition.
Even if we redeem our Series A Preferred Stock and repurchase the warrant issued to the Treasury, we will continue to be subject to evolving legal and regulatory requirements that may, among other things, require increasing amounts of our time, effort and resources to ensure compliance.
Internal control systems could fail to detect certain events.
We are subject to many operating risks, including, without limitation, data processing system failures and errors, and customer or employee fraud. There can be no assurance that such an event will not occur, and if such an event is not prevented or detected by our other internal controls and does occur, and it is uninsured or is in excess of applicable insurance limits, it could have a significant adverse impact on our reputation in the business community and our business, financial condition and results of operations.
Our operations could be interrupted if third party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
We depend, and will continue to depend to a significant extent, on a number of relationships with third-party service providers. Specifically, we utilize software and hardware systems for processing, essential web hosting, debit and credit card processing, merchant processing, Internet banking systems and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other qualified service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.
Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.
The Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose us and the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and our ability to generate deposits.

Potential acquisitions may disrupt our business and dilute shareholder value.
We continuously consider merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. In addition, while loss sharing arrangements currently associated with FDIC-assisted transactions provide some level of risk reduction; these arrangements do not completely eliminate risk. To the extent we would participate in an FDIC-assisted transaction there can be no assurances that any positive expected results of such a transaction would fully materialize.
Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. We may seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion.
We cannot say with certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources than us. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Difficulty and expense of integrating the operations and personnel of the target company;

•	Potential disruption to our business;

•	The possible loss of key employees and customers of the target company;

•	Difficulty in estimating the value of the target company; and

•	Potential changes in banking or tax laws or regulations that may affect the target company.
We are subject to extensive regulation which could adversely affect our business.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Given the current disruption in the financial markets and potential new regulatory initiatives, including the Obama Administration’s recent financial regulatory reform proposal, new regulations and laws that may affect us are increasingly likely. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations.
These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. Moreover, banking regulators have significant discretion and authority to address what regulators perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority by banking regulators over us may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. In addition, the FDIC recently approved a rule requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. Accordingly, the Bank prepaid deposit insurance premiums in the amount of $3.3 million on December 31, 2009. The rule also provides for increasing the FDIC assessment rates by three basis points effective January 1, 2011. There can be no assurance that the FDIC will not increase premiums further or levy additional special assessments, either of which could have a material adverse effect on our results of operations and financial condition.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, and the issuance of 405,405 shares underlying the warrant issued to the Treasury pursuant to the TARP Capital Purchase Program, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 8,711,495 shares were outstanding as of December 31, 2009. In addition there are 282,080 shares subject to common stock options outstanding with a weighted average exercise price of $7.06 per share.
Changes in accounting standards may impact how we report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.
A natural disaster or recurring energy shortage, especially in California, could harm our business.
Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections and maintain business interruption insurance, these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	Public sentiments toward the financial services and banking industry generally;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.
Our profitability measures could be adversely affected if we are unable to effectively deploy the capital raised in our latest offering.
On February 11, 2010, we filed a Form S-1 Registration Statement (the “Registration Statement”) with the SEC to offer $30.0 million of shares of our common stock in an underwritten public offering (“Offering”). We intend to grant the underwriters in the Offering an option to purchase up to an additional $4.5 million of common stock to cover over-allotment, if any. In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement.
There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of the Offering in investment grade securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.
Only a limited trading market exists for our common stock, which could lead to significant price volatility.
Our common stock is traded on the NASDAQ Global Market under the trading symbol “BOCH,” but there have historically been low trading volumes in our common stock. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.
Anti-takeover provisions in our articles of incorporation could make a third party acquisition of us difficult.
In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that would require a supermajority vote of 662/3% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction would have to equal or exceed the greater of (a) the highest per share price paid by the Interested Shareholder (i) within two years of the transaction proposal announcement date, or (ii) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (b) the fair market value of the Common Stock on (i) the transaction proposal announcement date, or (ii) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).
The operation of these provisions could result in the Company becoming a less attractive target for a would-be acquirer. As a consequence, it is possible that shareholder would lose an opportunity to be paid a premium for their shares in an acquisition transaction.

There may be future sales or other dilutions of our equity which may adversely affect the market price of our common stock.
We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock. In addition, we are not prohibited from issuing additional securities which are senior to our common stock. Because our decision to issue securities in any future offering will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings other than the Offering. Thus, our shareholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us.
The exercise of the underwriters’ over-allotment option to be granted in connection with the Offering, the exercise of any options granted to our directors and employees, the exercise of the outstanding warrants for our common stock as referenced above, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. In addition, the existence of options and warrants to acquire shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities. Any future issuances of shares of our common stock will be dilutive to existing shareholders.
The holders of our preferred stock and trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.
At December 31, 2009, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.
We are required to pay cumulative dividends on the $17.0 million in Series A Preferred Stock issued to the Treasury in the TARP Capital Purchase Program at an annual rate of 5% for the first five years and 9% thereafter, unless we redeem the shares earlier. We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued cumulative preferred dividends that are due. Until January 2012, we also may not increase our per share common stock dividend rate or repurchase shares of our common shares without the Treasury’s consent, unless the Treasury has transferred to third parties all the Series A Preferred Stock originally issued to it.
Our future ability to pay dividends and repurchase stock is subject to restrictions.
Since we are a holding company with no significant assets other than the Bank and our majority-owned mortgage company, we have no material source of income other than dividends received from the Bank and the mortgage company. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s and mortgage company’s ability to pay dividends to us. Moreover, banks and financial holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities or Series A Preferred Stock. Additionally, terms and conditions of our Series A Preferred Stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

Potential Volatility of Deposits
The Bank’s depositors could choose to withdraw their deposits from the Bank and then put it into alternative investments, causing an increase in our funding costs and reducing net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move funds out of bank deposits into other investments, the Bank will lose a relatively low cost source of funds, increasing funding costs.
At December 31, 2009, time certificates of deposit in excess of $100,000 represented approximately 39% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
Negative Publicity could Damage our Reputation
Reputation risk, or the risk to the Company’s earnings and capital from negative public opinion, is inherent in the financial services business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from actual or alleged conduct in any number of activities, including lending practices, corporate governance or acquisitions, and from actions taken by government regulators and community organizations in response to that conduct.
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
Notwithstanding the continued downturn in the housing sector, and the continued lack of liquidity in the nonconforming secondary markets, our subsidiary mortgage banking revenue continued to be strong. Interest rate and market risk can be substantial in the mortgage business. Changes in interest rates may potentially impact total origination fees.
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
Mortgage banking revenue can be volatile from quarter to quarter
The Company earns revenue from fees for originating mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue from loan originations. It is also possible that, because of the recession and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall, with a corresponding impact on origination fees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None to report.

ITEM 2.	PROPERTIES
The Company’s principal administrative offices and technology center consists of approximately 12,000 square feet of space on property adjacent to the branch office at 1901 Churn Creek Road, Redding, California 96002. The Bank’s main office is housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the buildings and the 1.25 acres of land on which the buildings are situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations. In addition, the Company leases approximately 3,787 square feet; the lease agreement expires on August 21, 2017.
The Company’s Roseville Bank of Commerce is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring on May 31, 2012.
The Company’s Bank of Commerce Mortgage is located at 3130 Crow Canyon Place, San Ramon, California. Effective January 1, 2010 Bank of Commerce Mortgage relocated within the same building to occupy 13,613 square feet of space on the third floor of this four-story building. The office space is leased under a non-cancelable operating lease expiring December 31, 2014.
We believe that our facilities are adequate to meet our current needs and that additional facilities are available to meet future needs.

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

ITEM 4.	NOT USED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which the Company’s common stock is traded is the NASDAQ Global Market. The Company’s common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Company’s common stock on the NASDAQ Global Market for the periods indicated:

Sales Price Per Share
Quarter Ended:	High	Low	Volume

March 31, 2009	$5.05	$3.90	123,989
June 30, 2009	$6.52	$4.08	74,922
September 30, 2009	$6.30	$4.50	129,689
December 31, 2009	$5.99	$5.10	156,391

March 31, 2008	$8.59	$6.00	211,299
June 30, 2008	$8.34	$6.10	71,390
September 30, 2008	$6.95	$5.50	89,184
December 31, 2008	$6.60	$3.92	135,589
There were approximately 676 shareholders of the Company’s common stock as of December 31, 2009, including those held in street name, and the market price on that date was $5.28 per share.
Dividends
Cash dividends of $0.06 were paid on April 10, 2009, July 17, 2009, October 9, 2009, and January 15, 2010 respectively to shareholders of record as of March 31, 2009, July 24, 2009, September 30, 2009 and December 31, 2009. Cash dividends of $0.08, $0.08, $0.08 and $0.08 were paid on January 11, 2008, April 11, 2008, July 11, 2008 and October 10, 2008, respectively, to shareholders of record as of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008.
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

Securities Authorized for Issuance Under Equity Compensation Plans
We currently maintain two equity-based compensation plans that have been approved by the shareholders — the 1998 Stock Plan, which was approved by the shareholders in 1998 and the 2008 Stock Plan, which was approved by the shareholders in 2008. The following table sets forth, for each of the Company’s equity-based compensation plans, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2009:

Number of securities
remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))

Equity compensation plans approved by security holders	282,080	$8.46	572,500
Equity compensation plans not approved by security holders	None	None	None
Total	282,080	$8.46	572,500

Stock Performance Graph
The following graph compares the Company’s cumulative total return to shareholders during the past five years with that of the NASDAQ Composite Stock Index and the SNL Securities $500-$1 billion Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of the Company’s Common Stock.
Bank of Commerce Holdings
Five — Year Performance Graph
Stock Performance Graph (1)

SNL Securities LC (C) 2009	(888) 275-2822

(1)	Assumes $100 invested on December 31, 2005, in the Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).
Sales of Unregistered Securities
Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms (“Securities Purchase Agreement”) we issued to the United States Department of the Treasury (“Treasury”) 17,000 shares of our Series A Preferred Stock for a total price of $17.0 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Except under limited circumstances, the Series A Preferred Stock is non-voting.
As part of its purchase of the Series A Preferred Stock, the Treasury received a warrant (“Warrant”) to purchase 405,405 shares of our common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.

The Warrant expires ten years from the issuance date. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.
Both the Series A Preferred Stock and Warrant will be accounted for as components of Tier 1 capital. The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. Upon the request of the Treasury at any time, we have agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”) may be issued. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer.
Prior to November 14, 2011, unless we have redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for us to (i) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock) or (ii) redeem, purchase or acquire any shares of the Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.
The proceeds from the Treasury were allocated based on the relative fair value of the Warrant as compared with the fair value of the preferred stock. The fair value of the Warrant was determined using a valuation model which incorporates assumptions including our common stock price, dividend yield, stock price volatility and the risk-free interest rate. The fair value is determined based on assumptions regarding the discount rate (market rate) on our Series A Preferred Stock which was estimated to be approximately 9% at the date of issuance. The discount will be accreted to par value over a five-year term, which is the expected life of our Series A Preferred Stock. Capital Purchase Program participants may “opt out” by repaying the capital without raising additional capital subject to consultation with the appropriate federal regulator.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
No shares were repurchased during 2009.

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased As	of Shares That May
	(a)	(b)	Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs

Total 2009	0	0	0	0

Item 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below for the five years ended December 31, 2009, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)	2009	2008	2007	2006	2005

Statements of Income
Total Interest Income	$41,329	$37,690	$41,128	$37,610	$27,864
Net Interest Income	28,994	21,348	22,012	22,035	20,238
Provision for Loan Losses	9,475	6,520	3,291	226	448
Total Noninterest Income	10,063	2,623	4,535	1,928	2,124
Total Noninterest Expense	20,624	15,296	15,744	13,333	11,749
Total Revenues	51,392	40,313	45,753	39,539	29,988
Net Income	$6,005	$2,194	$6,107	$6,568	$6,278

Balance Sheets
Total Assets	$813,406	$774,214	$618,327	$583,442	$511,644
Total Gross Loans	601,439	527,463	494,748	414,191	368,041
Allowance for Loan Losses	11,207	8,429	8,233	4,904	4,316
Total Deposits	640,464	555,282	473,631	439,407	372,116
Shareholders’ Equity	$68,807	$62,578	$46,164	$43,916	$39,138

Performance Ratios [1]
Return on Average Assets [2]	0.75%	0.33%	1.04%	1.20%	1.34%
Return on Average Shareholders’ Equity [3]	9.01%	4.99%	13.39%	15.59%	18.35%
Dividend Payout	34.81%	127.04%	46.47%	40.36%	35.74%
Average Equity to Average Assets	8.28%	8.91%	9.43%	9.49%	9.43%
Tier 1 Risk-Based Capital — Holding Company [4]	12.06%	11.58%	9.97%	11.42%	12.08%
Total Risk-Based Capital — Holding Company	13.31%	12.84%	11.22%	12.54%	13.11%
Net Interest Margin [5]	3.94%	3.47%	3.98%	4.26%	4.59%
Average Earning Assets to Total Average Assets	91.42%	92.86%	93.74%	94.20%	94.04%
Nonperforming Assets to Total Assets [6]	2.27%	2.98%	2.01%	0.00%	0.08%
Net Charge-offs to Average Loans	1.14%	1.22%	.00%	-.09%	0.00%
Allowance for Loan Losses to Total Loans	1.86%	1.60%	1.66%	1.18%	1.17%
Nonperforming Loans to Allowance for Loan Losses	94.16%	239.10%	150.72%	0.00%	9.15%
Efficiency Ratio [7]	52.80%	63.81%	59.31%	55.64%	52.54%
Share Data
Average Common Shares Outstanding — basic	8,711	8,713	8,858	8,760	8,600
Average Common Shares Outstanding — diluted	8,711	8,724	8,938	8,932	8,845
Book Value Per Common Share	$5.72	$5.23	$5.27	$4.96	$4.52
Basic Earnings Per Common Share	$0.58	$0.25	$0.69	$0.75	$0.73
Diluted Earnings Per Common Share	$0.58	$0.25	$0.68	$0.74	$0.71
Cash Dividends Per Common Share	$0.24	$0.32	$0.33	$0.29	$0.26

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average shareholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on page 54

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Non-performing assets includes all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report. This report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks. These statements are based on management’s beliefs and assumptions, and on information available to management as of the date of this document. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expects,” “anticipates,” “intend,” “plan,” “believes,” “estimate,” “consider” or similar expressions or conditional verbs such as “will” “should” “would” and “could” are intended to identify such forward looking statements. The Company’s actual future results and shareholder values may differ materially from those anticipated and expressed in these forward-looking statements. Many of the factors that will determine these results and values, including those discussed under the heading “Risk Factors,” are beyond the Company’s ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention to and assumes no obligation to update forward-looking statements after the date of the filing of this report, even if new information, future events or other circumstances have made such statements incorrect or misleading. Except as specifically noted herein all referenced to the “Company” refer to Bank of Commerce Holdings, a California corporation, and its consolidated subsidiaries.
The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations, the duration of current financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury (the “Treasury”), to deal with challenges to the United States financial system;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;

•	Inflation, interest rate, market and monetary fluctuations, the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, investment values and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Oversupply of inventory and continued deterioration in values of real estate in California and the United States generally, both residential and commercial;

•	Changes in securities markets, public debt markets and other capital markets;

•	Possible other-than-temporary impairments of securities held by us;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of customers to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes could expose us to new risks, including potential systems failures or fraud;

•	The timing and effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	Possible impairment of goodwill that has been recorded in connection with acquisitions which may have a material adverse impact on our earnings;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The impact of current governmental efforts to restructure the United States financial regulatory system, including changes in the scope and cost of FDIC insurance and other coverages and changes in the Treasury’s Capital Purchase Program;

•	Ability to attract deposits and other sources of liquidity at acceptable costs;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•	Geopolitical conditions, including acts or threats of war or terrorism, actions taken by the United States or other governments in response to acts or threats of war or terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.
If our assumptions regarding one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this prospectus and in the information incorporated by reference in this prospectus. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.
2009 Highlights
Due to conservative loan underwriting, active servicing of problem credits and maintenance of a healthy net interest margin, we have remained profitable during the recent economic downturn and positioned our Company to take advantage of growth opportunities in the coming years. During 2009 we recorded net income of $6.0 million, and net income to common shareholders of $5.1 million, or $0.58 per diluted share, after deducting preferred dividend payments made to the Treasury and accretion of preferred shares under the TARP Capital Purchase Program. This was an increase from $2.2 million of net income, or $0.25 per share, reported in 2008. As of December 31, 2009, we had total assets of $813.4 million, total loans of $601.4 million, an allowance for loan and lease losses of $11.2 million, or 1.86% of total loans, deposits outstanding of $640.5 million and shareholders’ equity of $68.8 million.
Overview
Our Company was established to make a profitable return while serving the financial needs of the business and professional communities which make up our markets. We are in the financial services business, and no line of financial services is beyond our charter so long as it serves the needs of our customers. Our mission is to provide our shareholders with a safe and profitable return on investment over the long term. Management will attempt to minimize risk to our shareholders by making prudent business decisions, maintaining adequate levels of capital and reserves, and communicating effectively with shareholders.
Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to both maintain customer relationships and build new ones. Our competitors are no longer just banks. We must compete with financial powerhouses that want our core business. The flexibility provided by our status as a Financial Holding Company will become increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.
It is also our vision of the Company to remain independent, expanding our presence through internal growth and the addition of strategically important full service and focused service locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. We will strive to continue our expansion into profitable markets in order to build franchise value. We will distinguish ourselves from the competition by a commitment to efficient delivery of products and services in our target markets — to businesses and professionals, while maintaining personal relationships with mutual loyalty.

Our long term success rests on the shoulders of the leadership team and its ability to effectively enhance the performance of the Company. As a financial services company, we are in the business of taking and managing risks. Whether we are successful depends largely upon whether we take the right risks and get paid appropriately for those risks. Our governance structure enables us to manage all major aspects of the Company’s business effectively through an integrated process that includes financial, strategic, risk and leadership planning.
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
Risk Management
Overview
Through our corporate governance structure, risk and return is evaluated to produce sustainable revenues, reduce risks of earnings volatility and increase shareholder value. The financial services industry is exposed to four major risks; liquidity, credit, market and operational. Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Credit risk is the inability of a customer to meet its repayment obligations. Market risk is the fluctuation in asset and liability values caused by changes in market prices and yields, and Operational risk is the potential for losses resulting from events involving people, processes, technology, legal issues, external events, regulation, or reputation.
Board Committees
Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer (CEO) and four Board Committees:
•	The Loan Committee reviews credit risks and the adequacy of the allowance for loan and lease losses.
•	The Asset/Liability Management Committee (“ALCO”) reviews liquidity and market risks.
•	The Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities; and
•	The Nominating and Corporate Governance Committee evaluates corporate governance structure, charters, committee performance and acts in best interests of the corporation and its shareholders with regard to the appointment of director nominees.
These committees review reports from management, the Company’s auditors, and other outside sources. On the basis of materials that are available to them and on which they rely, the committees review the performance of the Company’s management and personnel, and establish policies, but neither the committees nor their individual members (in their capacities as members of the Board of Directors) are responsible for daily operations of the Company. In particular, risk management activities relating to individual loans are undertaken by Company personnel in accordance with the policies established by the committees of the Board of Directors.
Senior Leadership Committees
To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through five Senior Leadership committees comprised of members of management:
•	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis:
•	The Credit Round Table Committee recommends corporate credit administration practices and limits including industry concentration limits, approval requirements, and exceptions:
•	The Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process:
•	The ALCO Round Table Committee establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts: and

•	The SOX 404 Compliance Committee has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Risk Management Controls
We use various controls to manage risk exposure within the Company. Budgeting and planning processes provide for early indication of unplanned results or risk levels. Models are used to estimate market risk and net interest income sensitivity. Segmentation analysis is used to estimate expected and unexpected credit losses. Compliance with regulatory guidelines plays a significant role in risk management as well as corporate culture and the actions of management. Our code of ethics provides the guidelines for all employees to conduct themselves with the highest integrity in the delivery of service to our clients.
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
Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities and sales of securities from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 6.7 years.
Liquidity is generated from liabilities through deposit growth and Federal Home Loan Bank borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.
We have available correspondent banking lines of credit through correspondent relationships totaling approximately $10.0 million and available secured borrowing lines of approximately $55.6 million with the Federal Home Loan Bank of San Francisco. In addition, we periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“Reserve Bank”) and had $55.3 million in available borrowing lines at the Reserve Bank. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided through cash flows generated through our operations.
Our liquid assets (cash and amounts due from banks, interest bearing deposits held at other banks, and available-for-sale securities) totaled $148.3 million or 18.2% of total assets at December 31, 2009, $216.9 million or 28.01% of total assets at December 31, 2008 and $90.1 million or 14.5% of total assets at December 31, 2007. In 2009, the Holding Company’s primary source of funding was cash dividends from the Bank. The Holding Company expects to receive dividends from the Bank in 2010. (See note 18 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.)
To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. We expect that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2010.
Other Borrowings
We actively use Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2009, our FHLB long-term advance was at a fixed rate. At December 31, 2009 our FHLB short-term advances were fixed term borrowings without call or put features. At December 2009, we had $70 million in FHLB advances outstanding compared to $120 million at December 31, 2008 and $60 million at December 31, 2007.

	2009	2008	2007

Securities sold under agreements to repurchase with weighted average interest rates of 0.49%, 0.62% and 2.84% at December 31, 2009, 2008 and 2007, respectively	$9,620,867	$13,853,255	$15,513,211

Federal Home Loan Bank borrowings with weighted average interest rates of 0.85%, 2.41% and 4.30% at December 31, 2009, 2008 and 2007, respectively	70,000,000	120,000,000	60,000,000

Total Other Borrowings	$79,620,867	$133,853,255	$75,513,211

	2009	2008	2007
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$12,359,119	$14,581,881	$46,417,358
Average balance during the year	11,006,007	13,038,870	32,237,000

Weighted average interest rate during year	0.46%	1.32%	3.65%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$130,000,000	$120,000,000	$60,000,000
Average Balance during the year	103,317,808	83,048,645	46,630,462
Weighted average interest rate during year	1.93%	3.40%	5.20%
Credit Risk Management
Credit risk arises from the inability of a customer to meet its repayment obligations. Credit risk exists in our outstanding loans, letters of credit and unfunded loan commitments. We manage credit risk based on the risk profile of the borrower, repayment sources and the nature of underlying collateral given current events and conditions.
Commercial portfolio credit risk management
Commercial credit risk management begins with an assessment of the credit risk profile of the individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each commercial credit is assigned a risk grade and is subject to approval based on existing credit approval standards. Risk grading is a substantial factor in determining the adequacy of the allowance for loan and lease losses. Credit decisions are determined by Credit Administration to certain limitations and approvals from the Loan Committee above certain limitations. Credit risk is continuously monitored by Credit Administration for possible adjustment if there has been a change in the borrower’s ability to perform under its obligations. Additionally, we manage the size of our credit exposure through loan sales and loan participation agreements. The primary sources of repayment of our commercial loans are from the borrowers’ operating cash flows and the borrowers’ conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting our risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in our service area. We manage our commercial loan portfolio by monitoring our borrowers’ payment performance and their respective financial condition and make periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. Our evaluations of our borrowers’ are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of our credit administration policies.
Real estate portfolio credit risk management
The principal source of repayment of our real estate construction loans is the sale of the underlying collateral or the availability of permanent financing from the Company or other lending source.

The principal risks associated with real estate construction lending include project cost overruns that absorb the borrower’s equity in the project and deterioration of real estate values as a result of various factors, including competitive pressures and economic downturns.
We manage our credit risk associated with real estate construction lending by establishing a loan-to-value ratio on projects on an as-completed basis, inspecting project status in advance of disbursements, and matching maturities with expected completion dates. Generally, we require a loan-to-value ratio of not more than 80% on single family residential construction loans. Our specific underwriting standards and methods for each principal line of lending include industry-accepted analysis and modeling and certain proprietary techniques. Our underwriting criteria are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. Our credit administration policies contain mandatory lien position and debt service coverage requirements, and the Bank generally requires a guarantee from individuals owning 20% or more of the borrowing entity.
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
Nonperforming assets
Our practice is to place an asset on nonaccrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans include impaired loans which may be on non-accrual, are 90 days past due and still accruing, or have been restructured.
Allowance for loan and lease losses (ALLL)
The allowance for loan and lease losses represents management’s best estimate of probable losses in the loans and leases portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the provision for loan and lease losses.
We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectability. We evaluate general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”). We also evaluate concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items.
Our allowance for loan and lease losses is the accumulation of various components that are calculated based upon independent methodologies. All components of the allowance for loan losses represent an estimation based on certain observable data that management believes most reflects the underlying credit losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data, taking into account the interaction of the components over time.
An essential element of the methodology for determining the allowance for loan and lease losses is our credit risk evaluation process, which includes credit risk grading of individual, commercial, construction, commercial real estate, and consumer loans. Loans are assigned credit risk grades based on our assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.

For individually impaired loans, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing environmental factors. In addition to the ALLL, an allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding and the associated inherent credit risk. This reserve is carried as a liability on the consolidated balance sheet.
We make provisions to the ALLL on a regular basis through charges to operations that are reflected in our consolidated statements of income as provision expense for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged-off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged-off on particular categories of the loan portfolio. Various regulatory agencies periodically review our ALLL as an integral part of their examination process. Such agencies may require us to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provisions for possible loan losses in future periods. The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005	2004

Beginning Balance:	$8,429	$8,233	$4,904	$4,316	$3,866	$3,675

Provision for loan losses	9,475	6,520	3,291	226	448	554
Charge-offs:
Commercial & Financial	(2,518)	(1,007)	(0)	(274)	(83)	(367)
Real Estate	(4,339)	(5,322)	(0)	(0)	(0)	(0)
Other	(16)	(0)	(0)	(25)	(10)	(1)

Total Charge-offs	(6,873)	(6,329)	(0)	(299)	(93)	(368)

Recoveries:
Commercial & Financial	170	0	26	655	93	2
Real Estate	0	5	12	0	0	0
Other	4	0	0	6	2	3

Total Recoveries	174	5	38	661	95	5

Net (Charge-offs) / Recoveries	(6,699)	(6,324)	38	362	2	(363)

Ending Balance	$11,207	$8,429	$8,233	$4,904	$4,316	$3,866

Allowance for loan losses to total loans	1.86%	1.60%	1.66%	1.18%	1.17%	1.20%

Net Charge-offs to average loans	1.14%	1.22%	.00%	-.09%	.00%	.12%
Provisions for loan and lease losses increased notably during 2009; elevated provisions are associated with continuing aggressive reclassification of loans, and management’s assertive stance in recognizing impaired loans. The provisions for loan and lease losses increased to $9,475,000 for 2009 versus $6,520,000 in 2008. Net losses were approximately $6,699,000 in 2009 compared to approximately $6,324,000 in 2008. Our allowance for loan losses was 1.86% of total loans as of December 31, 2009 compared to 1.60% of total loans as of December 31, 2008.
Actual and future results of the allowance provisions and charge-offs may differ materially from trends expressed in the table and are beyond our ability to predict.

Allocation of Allowance for Loan and Lease Losses by product type:

	Dec. 31, 2009		Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006		Dec. 31, 2005
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		category		category		category		category		category
	Amount	to total	Amount	to total	Amount	to total	Amount	to total	Amount	to total
(Dollars in thousands)	($)	loans	($)	loans	($)	loans	($)	loans	($)	loans

Balance at end of period applicable to:
Commercial and Financial	$5,305	47.34%	$3,415	31.11%	$1,722	35.11%	$2,033	30.36%	$1,900	30.76%
Commercial Real Estate	$2,348	20.95%	$2,900	41.31%	$1,512	35.37%	$1,364	41.62%	$1,375	41.11%
Construction and Development	$1,188	10.60%	$1,913	15.97%	$4,594	21.62%	$1,244	26.73%	$936	27.57%
Installment Loans	$1,158	10.33%	$60	0.03%	$44	0.05%	$28	0.23%	$28	0.53%
Other Loans	$936	8.35%	$116	0.17%	$56	0.25%	$41	0.05%	$0	0.00%
Unallocated	$272	2.43%	$25	11.41%	$305	7.60%	$194	1.01%	$77	0.03%

Total Allowance for loan and lease losses	$11,207	100.00%	$8,429	100.00%	$8,233	100.00%	$4,904	100.00%	$4,316	100.00%
Market Risk Management
General
Market risk is the potential loss due to adverse changes in market prices and interest rates. Market risk is inherent in our operating positions and activities including customers’ loans, deposit accounts, securities and long-term debt. Loans and deposits generate income and expense, respectively, and the value of cash flows changes based on general economic levels, and most importantly, the level of interest rates.
The goal for managing our assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The absolute level and volatility of interest rates can have a significant impact on our profitability. Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. We do not operate a trading account, and do not hold a position with exposure to foreign currency exchange. We face market risk through interest rate volatility. Net interest income or margin risk is measured based on rate shocks over different time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in the planning and budgeting model. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO.
Securities Portfolio
The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity is carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income(loss), in a separate component of shareholders’ equity. Gain or loss on sale of securities is based on the specific identification method.

Operational Risk Management
Operational risk is the potential for loss resulting from events involving people, processes, technology, legal or regulatory issues, external events, and reputation. In keeping with the corporate governance structure, the Senior Leadership committee is responsible for operational risk controls. Operational risks are managed through specific policies and procedures, controls and monitoring tools. Examples of these include reconciliation processes, transaction monitoring and analysis and system audits. Operational risks fall into two major categories, business specific and company wide. The Senior Leadership committee works to ensure consistency in policies, processes and assessments. With respect to company wide risks, the Senior Leadership committee works directly with members of our Board of Directors to develop policies and procedures for information security, business resumption plans, compliance and legal issues.
Critical Accounting Policies
General
Our significant accounting principles are described in Note 2 to the consolidated financial statements and are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Bank of Commerce Holdings’ consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Some of our accounting principles require significant judgment to estimate values of assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to transactions to determine the most appropriate treatment.
Valuation of Investments and Impairment of Securities
Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in risks in the near term could have a material adverse impact on our results of operations or equity.
Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an “other-than-temporary” impairment has occurred. The ALCO Committee reviews the investment portfolio on at least a quarterly basis, with ongoing analysis as new information becomes available. Any decline that is determined to be other-than-temporary is recorded as an “other-than-temporary” impairment (“OTTI”) loss in the results of operations in the period in which the determination occurred.
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and OTTI, otherwise defined as an unrealized loss. When an investment is impaired, the impairment is evaluated to determine whether it is temporary or other-than-temporary. When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.

The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information. The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook.
Allowance for Loan and Lease Losses (ALLL)
The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) that losses be accrued when they are probable of occurring and estimable and (2) that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectability. These evaluations include general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”).
Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types; volume and trends of loan delinquencies and non-accrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALLL. Each of these components is determined based upon estimates that can and do change when the actual events occur. For those segments that require an ALLL, we estimate loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. We follow a systematic and consistently applied approach to select the most appropriate loss measurement methods and support our conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. We evaluate and modify our loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.
When a loan is individually impaired, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient we may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing environmental factors.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments. The cost is determined based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the service period of the award. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption.
During 2009, the fair value of options granted was determined on the date of the grant using the Black Scholes option-pricing model with the following assumptions: a current volatility rate of 67.60%, a risk-fee interest rate of 1.82% (based upon the five year Treasury coupon rate at the time the options were issued), expected dividends of $0.24 per share per year (current dividend payout), an annual dividend rate of 4.53%, an assumed forfeiture rate of zero and an expected life of seven years.

Revenue recognition
Our primary source of revenue is net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities. Another source of revenue is fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.
Income Taxes
We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.
Mortgages Held for Sale
Through our majority owned subsidiary, Bank of Commerce Mortgage, we originate residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. Mortgage loans represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost of fair value. Cost generally approximates fair value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.
Derivative Loan Commitments
Through our majority owned subsidiary, Bank of Commerce Mortgage, we enter into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and forward delivery contracts with investors associated with mortgage loans receivable held for sale. Our derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income.

Financial Highlights — Results of Operations
The following discussion and analysis provides a comparison of the results of operations for 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements and related notes.
Key Financial Ratios

	2009	2008	2007	2006	2005

Profitability
Return on average assets	0.75%	0.33%	1.04%	1.20%	1.34%
Return on average equity	9.01%	4.99%	13.39%	15.59%	18.35%
Average earning assets to total average assets	91.42%	92.86%	93.74%	94.20%	94.04%
Interest Margin
Net interest margin	3.94%	3.47%	3.98%	4.26%	4.59%
Asset Quality
Allowance for loan losses to total loans	1.86%	1.60%	1.66%	1.18%	1.17%
Nonperforming assets to total assets	2.27%	2.98%	2.01%	0.00%	0.08%
Net charge-offs to average loans	1.14%	1.22%	0.00%	-0.09%	0.00%
Liquidity
Loans to deposits	96.38%	93.28%	102.67%	93.08%	97.63%
Liquidity ratio	38.84%	22.56%	18.49%	27.96%	23.57%
Capital
Tier 1 risk-based capital — Bank	11.57%	11.58%	9.97%	11.42%	12.08%
Total risk-based capital — Bank	12.83%	12.84%	11.22%	12.54%	13.11%
Efficiency
Efficiency ratio	52.80%	63.81%	59.31%	55.64%	52.54%
The above table represents key financial performance ratios that our Senior Leadership Team monitors on a monthly basis in comparison with Uniform Bank Performance Report peer data. Uniform Bank Performance Reports are available on all Federal Deposit Insurance Corporation insured financial institutions and are used to measure quality performance to peer groupings and may be obtained online at www.fdic.gov. Management monitors the high-performing sector of the peer group and uses this data to examine strategies of other high-performing financial institutions and to establish the financial performance goals of the Company on an annual basis. These goals are then communicated through budgets, strategies, planning and projections to the Senior Leadership Team for implementation. Results are monitored both to plan and to peer group at the Board of Directors level on a monthly basis.
Balance Sheet
We are proud of our 2009 financial results; we achieved solid growth in loans and deposits while continuing to strengthen our balance sheet. These efforts are evident when comparing our key financial metrics with our industry peers. During 2009, the Company focused on strengthening its balance sheet by providing appropriate reserves and augmenting capital through solid earnings while maintaining significant liquidity.
Our balance sheet grew by $39.1 million or 5.06% over the prior year. The increase in the balance sheet was due primarily to the growth in loans. Loans outstanding (including loans held for investment and loans held for sale) represents our single largest asset class of the Company and grew by a record $98.4 million or 18.95%. We purchased a pool of performing residential mortgage loans with an estimated fair value of $80.7 million during the period. Deposit growth was up $85.2 million or 15.34% of which $7.7 million was centered in core checking and savings accounts.
Management has taken aggressive steps throughout the year in provisioning for loan losses, charging down impairments, and keeping an attentive eye on expenses. 2009 was an extremely challenging year for credit, and management took an aggressive stance in recognizing impaired loans.

Our loan portfolio remains strained. The Commercial and Industrial portfolio experienced deterioration in 2009 while real estate development properties and construction related lending remains under stress. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of higher energy prices and higher unemployment levels. Net charge offs were $6.7 million for the year ended December 31, 2009 compared to approximately $6.3 million in 2008. The charge-offs were centered in commercial and industrial loans as well as real estate loans. Three properties were classified as other real estate owned (OREO) during 2009. During fiscal year 2009 one of the respective properties was sold, resulting in a $20,251 gain on sale. OREO was $2.9 million at December 31, 2009 and $2.9 million at December 31, 2008. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Elevated provisions are associated with an aggressive reclassification of loans following the completion of a total portfolio review and management’s aggressive stance in recognizing impaired loans. We have provided $9.5 million in provisions for loan and lease losses compared to $6.5 million a year ago. Our allowance for loan losses was 1.86% of total loans at December 31, 2009 compared to 1.60% of total loans at the end of 2008.
We continue to maintain a relatively low-risk and liquid available-for-sale investment portfolio. The portfolio provided an effective source of liquidity in funding loan growth for 2009. Approximately $51.6 million in net investments, primarily in mortgage-backed securities, were liquidated and greatly contributed to funding $98.4 million in loan growth.
The capital ratios of Bank of Commerce continue to be above well-capitalized guidelines established by regulatory agencies. With our strong capital position, we will continue to evaluate acquisition opportunities, attractive loan and asset purchases, and any other strategic opportunities.
Sources of Income
We derive our income from two principal sources: (i) net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Our income depends to a great extent on net interest income. These interest rate characteristics are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, and the Federal Reserve Board in particular. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are considered asset sensitive. Consequently, we benefit in a rising rate environment and we are affected adversely by declining interest rates.
Net interest income reflects both our net interest margin, which is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding, and the amount of earning assets we hold. As a result, changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings.
Increase or decreases in interest rates could adversely affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, and cause our net interest margin to expand or contract. Many of our assets are tied to prime rate, so they may adjust faster in response to changes in interest rates. As a result, when interest rates fall, the yield we earn on our assets may fall faster than the repricing opportunities of our liabilities, causing our net interest margin to contract until the repricing of liabilities catches up.

Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve.
There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions which may result in losses or expenses.
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions. We derive fee income from our mortgage brokerage services.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
We reported net income of $6.0 million and net income to common shareholders of $5.1 million for the year ended December 31, 2009, representing an increase of approximately $2.87 million or 130.7%, over net income of $2.19 million for the year ended December 31, 2008. The increase can be primarily attributed to loan growth funded with low cost deposits and repricing wholesale borrowings with the resulting effect expanding our net interest margin and net income for the year. Gains on the sale of securities also contributed to the year-over-year positive variance.
During 2009, we increased provisions for loan and lease losses significantly. Increased provisions are directly attributed to deterioration in the Commercial and Industrial portfolio and continuing weakness in our real estate portfolio. Our provision for loan and lease losses increased to $9.5 million in 2009 from $6.5 million in 2008. Ongoing credit quality reviews identified impairment within the portfolio and greatly contributed to increased provisions in 2009.
Non performing assets as a percentage of total assets decreased to 2.27% compared to 2.98% in 2008. The decrease in non-performing assets is primarily attributed to a bulk sale of non-performing assets in the second quarter of 2009. On April 17, 2009, we completed a “Loan Swap” transaction which included the purchase of a portfolio of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN portfolio was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in non-performing loans and cash of approximately $67.0 million. The non-performing loans were transferred without recourse and were carried at fair value, in accordance with applicable accounting standards. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principal balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were fully documented. The ITIN mortgage pool is geographically dispersed through out the United States.
Return on average assets (ROA) was 0.75% in 2009 and 0.33% in 2008. Return on average common equity (ROE) was 9.01% in 2009 compared 4.99% in 2008. Diluted earnings per share for 2009 and 2008 were $0.58 and $0.25, respectively, which was a year-over-year increase of 132.0%. Our average total assets increased to $804.2 million in 2009 or 21.4% from $662.3 million in 2008. Total deposits grew by $85.2 million or 15.3% over 2008; the deposit growth was centered in certificates of deposit followed by interest-bearing checking accounts. Total loans grew by $73.9 million or 14.0% over 2008; loan growth was centered in residential mortgage loans.
The yield on the loan portfolio decreased 39 basis points to 6.08% compared to 6.47% in 2008. Yields on all earning assets decreased 51 basis points to 5.62% compared to 6.13% in 2008. Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).

These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board (“FRB”). Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are considered asset sensitive. Consequently, we benefit in a rising rate environment and we are adversely affected by declining interest rates.
Funding costs decreased 115 basis points to 1.87% compared with 3.02% in 2008, reflecting the current lower cost rate environment.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
We reported net income of $2.19 million for the year ended December 31, 2008, representing a decrease of approximately $3.91 million or 64.1%, over net income of $6.1 million for the year ended December 31, 2007. The decrease can be primarily attributed to the build up of provisions for loan losses of $6.52 million and a reduction of $2.4 million in revenues attributed to key life proceeds received in 2007 due to the loss of our Chief Executive Officer.
During the fourth quarter 2008, we increased provisions for loan and lease losses significantly in relation to two real estate development loans. Our provision for loan and lease losses increased to $6.5 million in 2008 from $3.3 million in 2007. Credit quality deterioration through impairment reviews on two credits within the portfolio was the principal factor for current period provisions. Non-performing assets as a percentage of total assets increased to 2.98% compared with 2.01% in 2007.
Return on average assets (ROA) was 0.33% and return on average common equity (ROE) was 4.99% in 2008 compared with 1.04% and 13.39% respectively in 2007. Diluted earnings per share for 2008 and 2007 were $0.25 and $0.68, respectively, a decrease of 63.0% in 2008 over 2007. Our average total assets increased to $662.3 million in 2008 or 11.2% from $595.3 million in 2007. Total deposits grew by $81.6 million or 17.2% primarily in core savings accounts followed by certificates of deposit. Total net loans grew by $32.6 million or 6.7%.
Yields on portfolio loans decreased 179 basis points to 6.47% compared to 8.26% in 2007. Yields on all earning assets decreased 132 basis points to 6.13% compared to 7.45% in 2007. Our income is highly dependent on “interest rate differentials” and the resulting net interest margins. These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the FRB. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are considered asset sensitive. Consequently, we benefit in a rising rate environment and we are adversely affected by declining interest rates.
Funding costs decreased 106 basis points to 3.02% compared with 4.08% in 2007, reflective of the current lower cost rate environment.
Net Interest Income and Net Interest Margin
Our primary source of income is derived from net interest income. Net interest income represents the excess of interest and fees earned on assets (loans, securities and federal funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets.
Net interest income increased $7.65 million to $28.99 million in 2009 compared to $21.35 million in 2008 and $22.01 million in 2007, representing a 35.82% increase in 2009 over 2008, and a 3.02% decrease in 2008 over 2007. The average balance of total earning assets increased to $735.2 million in 2009 compared to $615.0 million in 2008, which reflects a 19.55% increase. $68.2 million of the increase in average total earning assets is attributable to the purchase of the ITIN loan pool. The ITIN loan pool contributed $3.8 million of net interest income.

The following table sets forth our daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

	2009			2008			2007
	Average			Average			Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest Earning Assets
Portfolio loans	$589,336	$35,860	6.08%	$518,759	$33,582	6.47%	$437,217	$36,134	8.26%
Tax-exempt securities	28,384	1,164	4.10%	24,399	1,197	4.91%	30,727	1,229	4.00%
US government securities	8,606	343	3.99%	13,637	553	4.06%	26,782	1,112	4.15%
Mortgage backed securities	53,722	3,107	5.78%	37,328	1,916	5.13%	43,122	1,973	4.58%
Federal funds sold	13,438	32	0.24%	17,987	303	1.68%	13,099	681	5.20%
Other securities	41,305	823	1.99%	2,918	139	4.76%	2,000	90	4.50%

Average Earning Assets	$735,241	$41,329	5.62%	$615,028	$37,690	6.13%	$552,947	$41,219	7.45%
Cash & due from banks	26,841			16,298			14,273
Bank premises and fixed assets	10,322			11,097			10,155
Other assets	40,639			19,866			17,986

Average Total Assets	$804,211			$662,289			$595,361

Interest Bearing Liabilities
Interest bearing demand	$145,542	$1,015	0.70%	$138,743	$2,173	1.57%	$121,281	$2,735	2.26%
Savings deposits	62,846	963	1.53%	56,914	1,576	2.77%	39,565	1,216	3.07%
Certificates of deposit	317,417	7,628	2.40%	234,493	8,552	3.65%	215,511	10,571	4.91%
Repurchase Agreements	11,006	51	0.46%	13,043	173	1.33%	32,237	1,177	3.65%
Other borrowings	122,057	2,678	2.19%	98,518	3,868	3.93%	62,095	3,507	5.65%

Average Interest Liabilities	$658,868	12,335	1.87%	$541,711	$16,342	3.02%	$470,689	$19,206	4.08%
Noninterest bearing Demand	69,250			70,933			72,545
Other liabilities	9,467			5,660			6,502
Shareholders’ equity	66,626			43,985			45,625

Average Liabilities and Shareholders’ equity	$804,211			$662,289			$595,361

Net Interest Income and Net Interest Margin		$28,994	3.94%		$21,348	3.47%		$22,013	3.98%

Interest income on loans includes fee income (expense) of approximately ($22), $77 and $241 for the years ended December 31, 2009, 2008, and 2007 respectively.

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
Analysis of Changes in Net Interest Income
Years ended December 31,

	2009 over 2008			2008 over 2007
	Variance	Variance		Variance	Variance
	due to	due to		due to	due to
	Average	Average		Average	Average
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase (Decrease)
In Interest Income:
Portfolio loans	$3,791	(1,512)	$2,279	$5,279	(7,831)	($2,552)
Tax-exempt securities	115	(147)	(32)	(310)	278	(32)
US government securities	(203)	(7)	(210)	(533)	(26)	(559)
Mortgage backed securities	1,009	182	1,191	(297)	240	(57)
Federal funds sold	(8)	(99)	(107)	82	(460)	(378)
Other securities	480	38	518	44	5	49

Total Increase (Decrease)	5,184	(1,545)	3,639	4,265	(7,794)	(3,529)

(Decrease) Increase
In Interest Expense:
Interest bearing demand	(254)	(904)	(1,158)	273	(835)	(562)
Savings accounts	(85)	(528)	(613)	480	(120)	360
Certificates of deposit	1,263	(2,188)	(925)	692	(2,711)	(2,019)
Repurchase agreements	(37)	(84)	(121)	(255)	(749)	(1,004)
Other borrowings	5	(1,195)	(1,190)	1,228	(867)	361

Total Increase (Decrease)	892	(4,899)	(4,007)	2,418	(5,282)	(2,864)

Net Increase (Decrease)	$4,292	$3,354	$7,646	$1,847	$(2,512)	$(665)

Noninterest Income
The following table sets forth a summary of noninterest income for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Noninterest income:
Service charges on deposit accounts	$390	$311	$278
Payroll and benefit processing fees	452	453	383
Earnings on cash surrender- Bank owned life insurance	418	340	331
Life Insurance policy benefits	0	0	2,400
Net realized gain on sale of securities available-for-sale	2,438	628	46
Net loss on sale of derivative swap transaction	0	(225)	0
Net gain on sale of loans	341	0	0
Merchant credit card service income, net	297	364	388
Mortgage brokerage fee income	5,327	21	50
Other income	400	731	659

Total Noninterest income	$10,063	$2,623	$4.535

Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, and Mortgage brokerage fee income. Noninterest income for 2009 was $10.1 million or 19.6% of our total gross revenues as compared to $2.6 million and 6.5% of total gross revenues in 2008. The $7.5 million increase is primarily due to an increase in mortgage brokerage fee income associated with our purchase of an equity interest in the Simonich Corporation (See Acquisition below). Mortgage brokerage fee income is primarily derived from origination fees on residential mortgage loans and from the sale of mortgage loans to financial institutions. Loan origination fees and sales fees earned on brokered loans are recorded as income when the loans are sold. We also had a $1.8 million increase in securities gains over 2008.
Noninterest Expense
The following table sets forth a summary of noninterest expense for the periods indicated.

	Years ended December 31,
(Dollars in thousands)	2009	2008	2007

Salaries & related benefits	$10,882	$7,751	$8,666
Occupancy & equipment expense	3,405	2,501	2,373
OREO expense	164	735	0
FDIC insurance premium	1,274	383	51
Data processing fees	282	276	395
Professional service fees	820	667	1,027
Payroll and benefit fees	114	116	108
Deferred compensation expense	478	461	411
Stationery & supplies	185	262	257
Postage	147	134	138
Directors’ expenses	299	294	312
Other expenses	2,574	1,716	2,006

Total Noninterest expense	$20,624	$15,296	$15,744

Noninterest expense increased $5.3 million or 35% to $20.6 million in 2009. The increase is associated with our purchase of an equity interest in the Simonich Corporation, and is centered in salaries and related benefits and other general operating expenses. In addition, FDIC insurance assessments increased $891,000 or 233% over 2008.

Income Taxes
Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The principal difference between statutory tax rates and our effective tax rate is the benefit derived investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. We continue to participate in a California Affordable Housing project which affords federal and state tax credits. Increases and decreases in the provision for taxes reflect changes in our income before taxes.
     The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Income tax provision (benefit)	$2,690	($40)	$1,405
Effective tax rate	30.02%	-1.83%	18.7%
Non-controlling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and non-controlling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.
Asset Quality
We concentrate our lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties in California, and the location of the Bank’s four full services branches, specifically identified as Northern California. We manage our credit risk through diversification of our loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although we have a diversified loan portfolio, a significant portion of our borrowers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments. The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2009	%	2008	%	2007	%	2006	%	2005	%

Commercial & industrial	$133,080	23.13%	$164,083	31.11%	$173,704	35.11%	$125,725	30.36%	$115,401	31.36%
Real Estate-construction	59,524	9.90%	84,218	15.97%	106,977	21.62%	110,693	26.73%	105,094	28.56%
Real Estate-commercial	260,024	42.23%	217,914	41.31%	175,013	35.37%	159,370	38.48%	129,202	35.11%
Real Estate- mortgage	98,775	16.42%	20,285	3.85%	10,787	2.18%	4,278	1.04%	3,669	1.00%
Real Estate — other	45,601	7.58%	39,915	7.57%	26,818	5.42%	12,986	3.14%	13,790	3.75%
Installment	2,223	0.37%	145	0.03%	226	0.05%	202	0.05%	439	0.12%
Other loans	2,212	0.37%	903	0.16%	1,223	0.25%	937	0.20%	446	0.10%

Gross Loans	601,439	100.00	527,463	100.00%	494,748	100.00%	$414,191	100.00%	$368,041	100.00%
Less:
Deferred loan fees and costs	209		87		232		298		420
Allowance for Loan losses	11,207		8,429		8,233		4,904		4,316

Net Loans	$590,023		$518,947		$486,283		$408,989		$363,305

Net portfolio loans increased $71.1 million or 13.7%, to $590.0 million at December 31, 2009 over $518.9 million at December 31, 2008. The increase is primarily due to the purchase of the ITIN loan pool and increased activities in commercial real estate categories. Residential mortgage loans increased $78.5 million and commercial real estate increased 42.1 million. Other real estate reflects an increased investment in home equity lines of credit. The portfolio mix reflected a substantial increase real estate mortgages to 16.42% of the portfolio in 2009 as compared to 3.85% of the portfolio in 2008. The other considerable changes are reflected in the commercial and industrial, and real estate construction portfolios; the commercial and industrial portfolio represents 23.13% as compared to 31.11% in 2008 while the real estate construction portfolio reflects 9.90% of the loan mix versus 15.97% at year-end 2008.

The following table provides a breakdown of our real estate construction portfolio as of December 31, 2009:

(Dollars in thousands)		% of Total loan
Loan Type	Balance	portfolio
Commercial lots and entitled commercial land	$22,100	3.67%
Commercial real estate — construction	25,897	4.31%
1-4 family subdivision loans	8,938	1.49%
1-4 family individual residential lots	1,458	0.24%
1-4 family construction speculative	1,131	0.19%

Total real estate- construction	$59,524	9.90%
Our practice, with the exception of ITIN loans, is to place an asset on non-accrual status when one of the following events occurs:(i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming or impaired loans may be on non-accrual, are 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted due to the borrower’s financial or legal difficulties. We evaluate our ITIN loan portfolio somewhat differently than our other credits in determining whether a loan should be placed on nonaccrual status. Our current policy in regards to our ITIN portfolio, due to our put back rights and the underlying private mortgage insurance associated with these credits has been to monitor the credits closely in conjunction with third party servicers to determine the appropriate action to take.
Nonperforming Assets
The following table sets forth a summary of our nonperforming and impaired loans and other assets as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Non-accrual loans	$7,667	$20,154	$12,409	$0	$372
90 days past due and still accruing interest	5,052	0	0	0	0

Total nonperforming loans	12,719	20,154	12,409	0	372

Other real estate owned	2,880	2,934	0	0	0

Total nonperforming assets	$15,599	$23,088	$12,409	$0	$372
Nonaccrual loans consisted of fourteen credits at year end 2009. Loans 90 days past due and still accruing interest consisted of forty-five ITIN loans with total principal balances of $4.6 million. In addition, loans 90 days past due and still accruing interest also consisted of two commercial loans with total principal balances of $421,406.
The gross interest income that would have been recorded during the period had the loans been current in accordance with their original terms was approximately $319,485. Interest collected prior to non-accrual status was approximately $162,510. Our OREO as of year-end 2009 consisted of one mixed-use development property and two 1-4 family real estate properties valued at $2.7 million, $32,900 and $74,000 respectively; 2008 reflected OREO of one mixed-use development property valued at $2.9 million, and $0 for 2007.

Loan Maturity Schedule
The following table sets forth the maturity and repricing distribution of our commercial, real estate and other loans outstanding as of December 31, 2009, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One through
(Dollars in thousands)	Within One Year	Five Years	After Five Years	Total

Commercial & industrial	$58,622	$43,255	$31,203	$133,080
Real Estate — construction	33,992	23,788	1,744	59,524
Real Estate — commercial	8,940	69,012	182,072	260,024
Real Estate — mortgage	0	5,860	92,915	98,775
Real Estate — other	10,031	5,252	30,318	45,601
Installment loans	1,000	1,223	0	2,223
Other loans	1,184	1,028	0	2,212

Total gross loans	$113,769	$149,418	$338,252	$601,439

Loans due after one year with:
Fixed Rates		$48,979	$111,842	$160,821
Variable Rates		100,439	226,410	326,849

Total		$149,418	$338,252	$487,670

Available-for-sale securities
The following table summarizes the contractual maturities of our securities held as available-for-sale at their amortized cost basis and their weighted-average yields at December 31, 2009. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

			Over One through		Over Five through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	0	0.00%	$1.003	1.22%	$14,497	2.69%	$3,000	5.50%	$18,500	3.06%
Obligations of state and political subdivisions	0	0.00%	2,218	4.27%	4,814	3.88%	25,152	4.24%	32,184	4.19%
Mortgage backed securities	0	0.00%	0	0.00%	0	0.00%	28,278	5.44%	28,278	5.44%

Total	$0	0.00%	$3,221	3.32%	$19,311	2.98%	$56,430	4.91%	$78,962	4.37%

Deposit Structure
We obtain deposits primarily from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of our average daily balances for the periods indicated.

	Years Ended December 31,
	2009		2008		2007
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$58,437	0.51%	$51,215	0.88%	$61,391	1.58%
Savings	62,846	1.53%	56,914	2.77%	39,518	3.08%
Money market accounts	87,105	0.84%	87,528	1.97%	59,814	2.95%
Certificates of deposit	317,417	2.40%	234,493	3.65%	215,498	4.94%

Interest bearing deposits	525,805	1.83%	430,150	2.87%	376,221	4.00%
Noninterest bearing deposits	69,250		70,933		72,545

Average Total Deposits	$595,055		$501,083		$448,766

Average Other borrowings	$133,063	2.06%	$111,561	3.62%	$78,852	4.57%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2009:
Deposit Maturity Schedule

(Dollars in thousands)	2009

Three months or less	$63,350
Three through six months	59,275
Six through twelve months	72,688
Over twelve months	55,466

Total	$250,779

Capital Management and Adequacy
We use capital to fund organic growth, pay dividends and repurchase our shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. Our potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt and trust preferred securities.
Overall capital adequacy is monitored on a day-to-day basis by our management and reported to our Board of Directors on a monthly basis. The regulators of the Bank measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on our balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.
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
Quantitative measures established by regulation to ensure capital adequacy require us and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2009 and 2008, that we and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Our and the Bank’s actual capital amounts and ratios are presented in the table.

		Actual	Well Capitalized	Minimum Capital
December 31, 2009	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$79,421,930	9.89%	n/a	4.0%
Tier 1 Risk-Based	79,421,930	12.06%	n/a	4.0%
Total Risk-Based	87,697,164	13.31%	n/a	8.0%

Redding Bank of Commerce
Leverage	$76,262,200	9.37%	5.0%	4.0%
Tier 1 Risk-Based	76,262,200	11.57%	6.0%	4.0%
Total Risk-Based	84,542,883	12.83%	10.00%	8.0%
Cash dividends of $0.06 were paid on January 10, 2009, April 10, 2009, July 17, 2009 and October 9, 2009, respectively, to shareholders of record as of December 31, 2008, March 31, 2008, July 24, 2009 and September 30, 2009.
The United States Department of Treasury (“Treasury”) introduced the Capital Purchase Program on October 14, 2008, under which the Treasury was authorized make up to $250 billion in equity capital available to qualifying healthy financial institutions. Bank of Commerce Holdings qualified for this highly selective program and received capital investment in November of 2008.
This capital investment enabled us to leverage into both investments and residential loans intended to support the housing markets, as well as to increase local lending limits to support our communities.
With our strong capital position, we find significantly more opportunities now for loan growth, investment portfolio purchases and attractive loan and asset purchases.
Lending Transactions with Related Parties
The business we conduct with directors, officers, significant shareholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including Regulation O as promulgated and enforced by the Federal Reserve. Furthermore, it is our policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than we provide in the normal course of business.
Some of our directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of business during 2009 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in our opinion did not involve more than a normal risk of collectability or present other unfavorable features.
          An analysis of the activity in related party loans consists of the following:

	As of December 31,	As of December 31,
	2009	2008
Balance at beginning of year	$4,174,424	$3,600,342
New loan additions	1,200,611	153,737
Advances on existing lines of credit	10,861,095	826,080
Principal repayments	(11,387,376)	(405,735)

Balance at end of year	$4,848,754	$4,174,424

Impact of Inflation
Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2009 on the financial statements have not been material.
Commitments
Off-Balance Sheet Financial Instruments - In the ordinary course of business, we enter into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and stand-by letters of credit, which are not reflected in the consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets.
Our off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and stand-by letters of credit. We apply the same credit standards to these contracts we use for loans recorded on the balance sheet.

	As of December 31,	As of December 31,
	2009	2008
Off-balance sheet commitments:
Commitments to extend credit	$122,871,909	$156,707,887
Standby letters of credit	4,844,167	8,556,547
Guaranteed commitments outstanding	1,324,799	1,350,399

	$129,040,875	$166,614,833

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by us if certain conditions of the contract are violated.
Although currently subject to draw down, many of the commitments do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but generally includes real estate, securities, and cash.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay us upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash and securities. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.
We have mortgage loan purchase agreements with various mortgage bankers. We are obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby we may be required to repurchase mortgage loans for various reasons among which are either (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) we breach any term of the agreement and (3) an early payment default occurs from a mortgage originated by us. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements and the impact is considered immaterial to the consolidated financial statements.
We entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, we are committed to deliver $270,000,000 in loan volume over the period from March 1, 2009 through May 31, 2010. Upon failure to deliver minimum loan volume quarterly, we are responsible to pay a non-delivery fee to the purchaser. As of December 31, 2009, we met the volume commitments. We are currently in the process of renegotiating and amending this agreement. The new agreement would extend the term until January 31, 2011 and require us to commit to deliver a loan volume of $264,000,000 over the new period.

Commitments and Contingent Liabilities
We have certain financial commitments. Future financial commitments are outlined below:
Contractual Obligations

		Less than			More than 5	Indeterminate
(Dollars in thousands)	Total	One Year	1 -3 Years	3 - 5 Years	years	Maturity (1)
Preferred Stock and Warrants	$17,000	—	—	$17,000	—
Junior Subordinated Debentures	$15,465	—	—	—	$15,465	—
FHLB Borrowings	$70,000	$55,000	$15,000	—	—	—
Operating lease obligations	$3,681	$867	$1,381	$986	$447	—
Repurchase Agreements	$9,621	$9,621	—	—	—	—
Deposits (1)	$640,465	$251,285	$83,029	$7,475	—	$298,676

Total	$756,232	$316,773	$99,410	$25,461	$15,912	$298,676

(1)	Represents interest-bearing and non-interest bearing checking, money market, savings and time accounts.

ITEM 7-A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our Asset Liability Management (“ALM”) process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the ALM process.
Interest rate risk represents the most significant market risk exposure to our financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rates risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Lending and deposit gathering creates interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever changing market conditions is mitigated using the ALM process. We do not operate a trading account and do not hold a position with exposure to foreign currency exchange or commodities. We face market risk through interest rate volatility.
The Board of Directors has overall responsibility for our interest rate risk management policies. We have an Asset/Liability Management Committee (“ALCO”) which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The internal ALCO Roundtable group maintains a net interest income forecast using different rate scenarios via a simulation model. This group updates the net interest income forecast for changing assumptions and differing outlooks based on economic and market conditions.
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 300 to — 300 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (i) repricing opportunities for earning assets and interest-bearing liabilities and (ii) changes in net interest income for declining interest rate shocks of 100 to 300 basis points. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are asset sensitive. As a result, management anticipates that, in a declining interest rate environment, our net interest income and margin would be expected to decline, and, in an increasing interest rate environment, our net interest income and margin would be expected to increase. However, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates. Because we are asset sensitive, we are adversely affected by declining rates rather than rising rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, or 300 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results indicate the estimated annualized reduction in net interest income attributable to a 100, 200, and 300 basis point decline in the federal funds rate was $1,239,230, $1,901,994, and $2,458,129, respectively. At December 31, 2008, the estimated annualized reduction in net interest income attributable to a 100 and 200 basis point decline in the federal funds rate was $741,121, and $1,036,979 respectively, with a similar and opposite results attributable to a 100 or 200 basis point increase in the federal funds rate.
The ALCO has established a policy limitation to interest rate risk of -21% of the net interest margin and -30% of the present value of equity. The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.
Our approach to managing interest rate risk may include the use of derivatives. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves an off-balance sheet instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.
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
The following table sets forth the most recent model results relating to the distribution of repricing opportunities for the Bank’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) repricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each repricing interval, and the cumulative GAP to total assets.

	Within 3	3 Months to	One Year to	Over Five
(Dollars in thousands)	Months	One Year	Five Years	Years	Total

Interest-Earning Assets

Available-for-sale securities	$6,126	$8,793	$30,825	$34,318	$80,062
Other investments	31,338				31,338
Loans, gross	219,736	216,227	135,927	29,340	601,230

Total Interest-earning Assets	$257,200	$225,020	$166,752	$63,658	$712,630

Interest-Bearing Liabilities
Demand — interest bearing	$2,732	$35,287	$104,153	$21,642	$163,814
Savings accounts			50,895	14,519	65,414
Certificates of deposit	76,475	174,357	90,957	—	341,789
Other borrowings	35,000	20,000	15,000		70,000

Total Interest-bearing Liabilities	114,207	$229,644	261,005	$36,161	$641,017

GAP in dollars	$142,993	$(4,624)	$(94,253)	$27,497	$71,613
Cumulative GAP in dollars	$142,993	$138,369	$44,116	$71,613	$71,613
As a percentage of earning assets:
GAP Ratio	2.25	0.98	0.64	1.76	1.11

Cumulative GAP Ratio	2.25	1.40	1.07	1.11	1.11

Gap as % of Earning Assets	20.07%	-0.65%	-13.23%	3.86%	10.05%

Cumulative Gap as % of Earning Assets	20.07%	19.42%	6.19%	10.05%	10.05%

The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, or 300 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to our mix and level of rate-sensitive assets and liabilities will have on our net interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Bank of Commerce Holdings
We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Moss Adams LLP
Stockton, California
March 05, 2010

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$36,902,278	$10,216,062
Interest bearing due from banks	31,337,615	23,500,000
Federal funds sold and securities purchased under agreements to resell	—	51,475,000

Cash and cash equivalents	68,239,893	85,191,062
Securities available-for-sale (including pledged collateral of $55,672,267 at December 31, 2009 and $68,735,000 at December 31, 2008)	80,062,136	131,686,600
Mortgage loans held for sale	27,288,423	—
Loans, net of the allowance for loan and lease losses of $11,207,213 at December 31, 2009 and $8,429,383 at December 31, 2008	590,022,710	518,946,461
Bank premises and equipment, net	9,979,565	10,672,210
Goodwill	3,727,052	—
Other real estate owned	2,879,956	2,934,151
Other assets	31,206,411	24,783,476

TOTAL ASSETS	$813,406,146	$774,213,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$69,447,731	$79,988,122
Demand — interest bearing	163,813,660	143,871,441
Savings accounts	65,413,991	67,135,736
Certificates of deposit	341,788,698	264,286,604

Total Deposits	640,464,080	555,281,903

Securities sold under agreements to repurchase	9,620,867	13,853,255
Federal Home Loan Bank borrowings	70,000,000	120,000,000
Other liabilities	9,049,555	7,036,161
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465,000	15,465,000

Total liabilities	744,599,502	711,636,319

Commitments and contingencies (Note 21)

Shareholders’ equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008); 2,000,000 shares authorized; 17,000 shares issued and outstanding in 2009 and 2008	16,641,016	16,551,268

Common stock, no par value; 50,000,000 shares authorized; 8,711,495 shares issued and outstanding in 2009 and 2008	9,730,284	9,649,673
Common stock warrant	448,732	448,732
Retained earnings	39,003,734	36,008,865
Accumulated other comprehensive income (loss), net of tax	657,662	(80,897)

Total Equity – Bank of Commerce Holdings	66,481,428	62,577,641
Non controlling interest in subsidiary	2,325,216	—
Total shareholders’ equity	68,806,644	62,577,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$813,406,146	$774,213,960

See accompanying notes to consolidated financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Interest income:
Interest and fees on loans	$35,860,336	$33,582,112	$36,134,170
Interest on tax-exempt securities	1,164,344	1,196,662	1,228,944
Interest on U.S. government securities	3,449,909	2,468,749	3,084,672
Interest on federal funds sold and securities purchased under agreement to resell	31,737	303,227	680,578
Interest on other securities	822,673	138,645	89,686

Total interest income	41,328,999	37,689,395	41,218,050

Interest expense:
Interest on demand deposits	1,014,554	2,172,704	2,735,170
Interest on savings deposits	962,774	1,576,351	1,215,920
Interest on certificates of deposit	7,628,282	8,552,217	10,570,776
Interest on securities sold under repurchase agreements	50,503	172,743	1,177,417
Interest on FHLB borrowings	1,833,181	2,811,982	2,421,636
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trusts	846,072	1,056,284	1,084,990

Total interest expense	12,335,366	16,342,281	19,205,909

Net interest income	28,993,633	21,347,114	22,012,141
Provision for loan and lease losses	9,475,000	6,520,000	3,291,250

Net interest income after provision for loan and lease losses	19,518,633	14,827,114	18,720,891

Noninterest income:
Service charges on deposit accounts	390,263	311,266	277,769
Payroll and benefit processing fees	452,037	452,852	382,738
Earnings on cash surrender value - Bank owned life insurance	418,265	340,220	331,251
Life insurance policy benefits	—	—	2,400,000
Net gain on sale of securities available-for-sale	2,437,575	627,879	45,670
Net loss on sale of derivative swap transaction	—	(225,442)	—
Net gain on sale of loans	340,621	—	—
Merchant credit card service income, net	296,551	364,391	388,438
Mortgage brokerage fee income	5,327,256	21,019	49,995
Other income	400,866	731,233	658,893

Total noninterest income	10,063,434	2,623,418	4,534,754

Noninterest expense:
Salaries and related benefits	10,881,865	7,750,980	8,665,679
Occupancy and equipment expense	3,405,173	2,500,557	2,372,617
OREO expense	163,724	735,000	—
FDIC insurance premium	1,274,416	382,722	51,077
Data processing fees	282,429	276,165	395,558
Professional service fees	819,960	667,015	1,027,671
Payroll processing fees	114,393	115,932	107,856
Deferred compensation expense	478,175	461,640	411,191
Stationery and supplies	185,206	262,087	256,799
Postage	146,719	133,909	137,740
Directors’ expenses	298,596	293,918	311,777
Other expenses	2,573,008	1,715,747	2,005,729

Total noninterest expense	20,623,664	15,295,672	15,743,694

Income before provision (benefit) for income taxes	8,958,403	2,154,860	7,511,951
Provision (benefit) for income taxes	2,689,698	(39,526)	1,405,053

Net income	6,268,705	2,194,386	6,106,898

Less: Net income attributable to non-controlling interest	263,405	—	—
Net income attributable to Bank of Commerce Holdings	$6,005,300	$2,194,386	$6,106,898

Less: preferred dividend and accretion on preferred stock	942,109	—	—
Income available to common shareholders	5,063,191	2,194,386	6,106,898
Basic earnings per share	$0.58	$0.25	$0.69
Weighted average shares – basic	8,711,495	8,712,873	8,857,627
Diluted earnings per share	$0.58	$0.25	$0.68
Weighted average shares — diluted	8,711,495	8,724,550	8,937,736
Cash dividends declared	$0.24	$0.29	$0.33
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

								Subtotal	Non
	Comprehe						Accumulated Other	Bank of	Controlling
	nsive	Preferred		Common	Stock	Retained	Comp- Income (Loss),	Commerce	Interest in
Dollars in Thousands	Income	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total
Balance at December 31, 2006				8,847,042	$11,517,368	$33,336,032	$(937,150)	$43,916,250	$0	$43,916,250

Comprehensive Income:
Net Income	6,106,898					6,106,898		6,106,898	0	6,106,898

Other Comprehensive Income:

Unrealized gains on securities and derivatives	527,451

Less: reclassification adjustment for gains included in net income, net of tax	(26,872)

Total Comprehensive Income	$6,607,477						500,579	500,579	0	500,579

Preferred Stock Issued Warrants
Common cash dividends ($0.33 per share)						(2,838,028)		(2,838,028)	0	(2,838,028)
Compensation expense associated with stock options					116,880			116,880	0	116,880
Share Repurchase				(200,000)	(2,270,242)			(2,270,242)	0	(2,270,242)

Stock option Exercised				110,403	486,881			486,881	0	486,881

Tax benefit on stock options					144,630			144,630	0	144,630

Balance at December 31, 2007				8,757,445	$9,995,517	$36,604,902	$(436,571)	$46,163,848	$0	$46,163,848

Balance at January 1, 2008				8,755,455	$9,995,517	$36,004,902	$(436,571)	$46,163,848	$0	$46,163,848
Comprehensive Income:
Net Income	2,194,386					2,194,386		2,194,386	0	2,194,386

Other Comprehensive Income:
Unrealized gains on securities and derivatives	711,481

Less: reclassification adjustment for gains included in net income, net of tax	(355,806)

Total Comprehensive Income	2,550,061						355,674	355,674	0	355,674
Preferred Stock Issued		16,551,268						16,551,268	0	16,551,268

Warrants			448,732					448,732	0	448,732

							Subtotal	Non
						Accumulated Other	Bank of	Controlling
	Preferred		Common	Stock	Retained	Comp- Income (Loss),	Commerce	Interest in
Dollars in Thousands	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total
Common cash dividends ($0.29 per share)					(2,790,423)		(2,790,423)	0	(2,790,423)

Compensation expense associated with stock options				116,446			116,446	0	116,446

Share Repurchase			(58,800)	(503,796)			(503,796)	0	(503,796)

Stock option exercised			12,850	41,506			41,506	0	41,506

Balance at December 31, 2008	$16,551,268	$448,732	8,711,495	$9,649,673	$36,008,865	$(80,897)	$62,577,641	$0	$62,577,641

							Accumulated	Subtotal
							Other Comp-	Bank of	Non Controlling
Dollars in	Comprehensive	Preferred		Common	Stock	Retained	Income (Loss),	Commerce	Interest in
Thousands	Income	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total
Balance at January 1, 2009		$16,551,268	$448,732	8,711,495	$9,649,673	$36,008,865	$(80,897)	$62,577,641	$0	$62,577,641
Comprehensive Income:
Net Income	$6,268,705					6,005,300		6,005,300	263,405	6,268,705
Other Comprehensive Income:
Unrealized gains on securities and derivatives	2,172,613
Less: reclassification adjustment for gains included in net income, net of tax	(1,434,054)

Total Other Comprehensive Income	7,007,264
Less: Other Comprehensive Income non-controlling interest	(263,405)

Total Comprehensive Income — BOCH	$6,743,859						738,559	738,559	0	738,559

Accretion on Preferred Stock		89,748				(67,311)		22,437	0	22,437
Common cash dividends ($0.24 per share)						(2,090,760)		(2,090,760)	0	(2,090,760)
Preferred Stock Dividend						(852,361)		(852,361)	0	(852,361)
Compensation expense associated with stock options					80,611			80,611	0	80,611
Fair value of non-controlling interest									2,061,811	2,061,811

Balance at December 31, 2009		$16,641,016	$448,732	8,711,495	$9,730,284	$39,003,734	$657,662	$66,481,428	$2,325,216	$68,806,644

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$6,268,705	$2,194,386	$6,106,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,475,000	6,520,000	3,291,250
Provision for depreciation and amortization	1,221,545	1,145,000	1,035,660
Compensation expense associated with stock options	80,611	116,446	116,880
Write down of Other Real Estate Owned	161,153	735,000	—
Tax benefits from the exercise of stock options	—	—	(144,630)
Gross Proceeds from sales of loans held for sale	449,279,623	—	—
Gross originations of loans held for sale	(445,269,382)	—	—
Gain on sale of securities available-for-sale	(2,437,575)	(627,879)	(45,670)
Gain on sale of other real estate owned	(20,251)	—	—
Amortization of securities premiums and accretion of discounts, net	(227,206)	97,783	(3,687)
Loss (gain) on sale of derivative	—	225,442	(41,000)
Gain on sale of loans	(340,621)	—	—
Loss (gain) on sale of fixed assets	1,009	3,125	(48,398)
(Increase) decrease in deferred income taxes	(1,159,007)	29,120	(1,646,563)
(Increase) in cash surrender value of bank owned life policies	(1,563,523)	(285,786)	(1,256,708)
Increase in other assets	(4,249,840)	(9,606,976)	(514,427)
Increase in deferred compensation	448,972	391,707	505,386
Increase (decrease) in deferred loan fees	122,168	(127,999)	(65,385)
Decrease in other liabilities	(486,397)	(1,064,976)	(138,198)

Net cash provided by operating activities	11,305,023	(255,607)	7,151,408

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	32,699,034	9,125,749	6,313,987
Proceeds from sale of available-for-sale securities	78,773,342	44,828,323	47,072,143
Purchases of available-for-sale securities	(55,927,954)	(105,861,274)	(24,486,679)
Purchases of ITIN loan portfolio	(66,693,801)	—	—
Loan originations, net of principal repayments	(33,334,280)	(39,055,891)	(80,519,208)
Maturities of held-to-maturity securities	—	97,786	248,569
Key life benefit proceeds	—	—	2,400,000
Purchase of Bank premises and equipment	(375,110)	(865,084)	(3,439,403)
Proceeds from the sale of other real estate owned	315,332	1,200,000	—
Cash acquired in acquisition, net of cash consideration paid	264,691	—	—
Proceeds on sale of fixed assets	350	5,000	83,210

Net cash used in investing activities	(44,278,396)	(90,525,391)	(52,327,381)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	7,680,083	31,080,488	32,949,640
Net increase in certificates of deposit	77,502,094	50,570,118	1,274,228
Net decrease in securities sold under agreements to repurchase	(4,232,388)	(1,659,956)	(21,603,399)
Net change in FHLB advances	(50,000,000)	60,000,000	20,000,000
Net change in other short term borrowings	(11,810,238)	—	—
Proceeds from issuance of preferred stock and warrants	—	17,000,000	—
Cash dividends paid on common stock	(2,264,986)	(2,790,423)	(2,838,028)
Cash dividends paid on preferred stock	(852,361)	—	—
Proceeds from stock options exercised	—	41,506	486,881
Common Stock Repurchased	—	(503,796)	(2,270,242)
Excess tax benefits from the exercise of stock options	—	—	144,630

Net cash provided by financing activities	16,022,204	153,737,937	28,143,710

Net (decrease) increase in cash and cash equivalents	(16,951,169)	62,956,939	(17,032,263)

Cash and cash equivalents at beginning of year	85,191,062	22,234,123	39,266,386

Cash and cash equivalents at end of year	$68,239,893	$85,191,062	$22,234,123

See accompanying notes to financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (Continued)

	2009	2008	2007
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$3,496,131	$316,000	$2,752,860
Interest	$12,414,822	$16,510,235	$19,279,879
Transfer of loans to OREO	$402,038	$4,869,151	—
Reclassification of held-to-maturity securities to available-for-sale	—	$8,804,998	—
Acquisition at fair value
Assets Acquired	$14,857,000	—	—
Liabilities Assumed	$14,057,000	—	—
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE BUSINESS OF THE COMPANY
Bank of Commerce Holdings (the “Holding Company”), is a financial holding company (“FHC”) with its principal offices in Redding, California. A financial holding company may engage in commercial banking, insurance, investment services, and offer other financial products to customers. The Holding Company received notification from the Federal Reserve Board approving the election to change to a financial holding company on April 22, 2001. The election to change to a financial holding company has had no impact to date on the operations of the Company. As a financial holding company, Bank of Commerce Holdings is subject to the Financial Holding Company Act and to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce and Roseville Bank of Commerce (the “Bank”). The Holding Company’s majority owned subsidiary is Bank of Commerce Mortgage (the “Mortgage Company”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. Bank of Commerce Mortgage offers mortgage brokerage services through an affiliate agreement with BWC Mortgage Services. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank and the Mortgage Company. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding, and Roseville, California.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change including the determination of the allowance for loan and lease losses, the valuation of goodwill, other than temporary impairment of investment securities, share based payments, accounting for income taxes, and fair value measurements discussed in the notes to consolidated financial statements. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income and earnings per share.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation – The consolidated financial statements include the accounts of the Holding Company, the Bank and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks and the Federal Reserve Bank, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.
Securities purchased under agreements to resell – The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist primarily of U.S. Treasury, Agency and Municipal Securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Company’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities.
Securities – At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income(loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process.
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
The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower.
Allowance for Loan and Lease Losses — The allowance for loan and lease losses are established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Institutions (“DFI”), as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The FDIC or DFI may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank Premises and Equipment — Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.
Securities Sold under Agreements to Repurchase — At December 31, 2009 and 2008, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in municipal securities. These securities are held as collateral for non-FDIC insured deposits.
Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank. The Company has pledged collateral of commercial real estate loans and specific securities to support the borrowings.
Goodwill and Other Intangibles — Goodwill is recorded in business combinations under the acquisition method of accounting when the purchase prices are higher than the fair value of net assets acquired, including identifiable intangible assets. The Company will access goodwill for impairment annually, and more frequently in certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its fair value. The Company will recognize impairment losses as a charge to noninterest expense and an adjustment to the carrying value of the goodwill assets. Goodwill will be tested for impairment annually in June.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

	2009	2008	2007

Earnings Per Share
Basic EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$6,005,300	$2,194,386	$6,106,898
Less: preferred dividend	942,109	—	—

Numerator: Earnings available to common shareholders	$5,063,191	$2,194,386	$6,106,898

Denominator (average common shares outstanding)	8,711,495	8,712,873	8,857,627
Basic earnings per Share	$0.58	$0.25	$0.69

Diluted EPS Calculation:
Net Income	$6,005,300	$2,194,386	$6,106,898
Less: preferred dividend	942,109	—	—

Numerator: Earnings available to common shareholders	$5,063,191	$2,194,386	$6,106,898

Denominator:
Average common shares outstanding	8,711,495	8,712,873	8,857,627
Plus incremental shares from assumed conversions
Stock Options	—	11,677	80,109
Warrants	—	—	—

	8,711,495	8,724,550	8,937,736

Diluted earnings per Share	$0.58	$0.25	$0.68
Anti-dilutive options not included in EPS Calculation	282,080	185,666	120,884
Anti-dilutive warrants not included in EPS Calculation	405,405	405,405	—
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
Segment Reporting — Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organizations management and whose revenue is 10 percent or more of total revenue. Under this definition the Company reports on two operating segments, commercial banking and mortgage banking. In the years 2008 and 2007, the Company accounted for its operations as one operating segment.
Income Taxes — The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock Option Plan — In accordance with FASB ASC 718, Stock Compensation, the Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period.) The fair value of options granted was determined on the date of the grant using a Black Scholes option-pricing model.
Description of stock-based compensation plan
The 2008 Stock Option Plan (‘the Plan’) which was approved by the Company’s shareholders on May 15, 2007. A total of 620,000 shares of the Company’s common stock are reserved for grant under the plan. At December 31, 2009, 572,500 shares were available for future grants under the plan.
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
The total intrinsic value, which is the amount by which the stock price exceeded the exercise price, of options exercised during the year ended December 31, 2009, 2008 and 2007 was $0, $40,863, and $27,913, respectively.
Comprehensive Income (Loss) — Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net earnings and recognized directly as a component of shareholders’ equity. The Company’s sources of other comprehensive income (loss) include unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivative activities. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company services, for others, SBA loans that are sold with a principal balance of $622,077 and $4,635,027 as of December 31, 2009 and 2008 respectively.
On April 17, 2009, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans with an estimated fair value of $80,671,104. The ITIN portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in carry value of certain non-performing loans and cash of approximately $67.0 million. The non-performing loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards.
The Company has recognized the financial and servicing assets it controls and the liabilities it has incurred as proceeds of the transfer, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company has initially recognized all assets obtained at fair value. The difference between the fair value and the outstanding balance of the assets received is amortized or accreted over the life of the asset as an adjustment to the yield. Additionally, the transferee is to recognize a gain or loss from the transfer in the statement of income as a result of this transfer of financial assets. The Company recorded a gain of $340,000 for the year ended December 31, 2009 as a result of the transfer of financial assets, which is included as a component of non-interest income.
The current market for ITIN loans is illiquid. Given the lack of level 1 and 2 fair value indications, a level 3 valuation approach was adopted. The Company engaged an independent third party to assist management of the Company in estimating the value of the portfolio utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics market participants considered factors specific to (a) the asset, (b) the principal (or most advantageous) market for the asset, and (c) market participants with whom the Company would transact in the market. The net estimated discount rate utilized in the discounted cash flow was 7.39% in conjunction with a constant prepayment rate (CPR) of 6.0%. The non-recurring fair value of the portfolio was determined to be 100.37% of par or $80.7 million as of April 17, 2009.
Preferred Stock — The Company is authorized to issue up to 2,000,000 shares of preferred stock no par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no voting rights. The Emergency Economic Stabilization Act (“EESA”) authorizes the United States Department of the Treasury to use appropriated funds to restore liquidity and stability to the U.S. financial system. As part of this authority, and pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms, the Company issued to the United States Department of the Treasury (“Treasury”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, no par value (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants — As part of its purchase of the Series A Preferred Stock, the Treasury received a warrant (“Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date.
Mortgages Loans Held for Sale — The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (“Fannie Mae”, “Freddie Mac”, and “Ginnie Mae”) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost of fair value. Cost generally approximates market value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. The Company generally sells all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.
Derivative Loan Commitments — The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and forward delivery contracts with investors associated with mortgage loans receivable held for sale. The Company’s derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income. At December 31, 2009, the Company did not maintain any open positions or any other outstanding derivative loan commitments.
Advertising Costs — Advertising costs are expensed as incurred.
Recent Accounting Pronouncements
On February 24, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals (“U.S. GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB Accounting Standards Codification™ (The “Codification” or “ASC”) Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As A SU 2010-06 is disclosure related only, we expect its adoption in the first quarter of 2010 to have no impact on our financial condition or results of operations.
In January 2010, ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash was issued to clarify the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods beginning January 1, 2010. We currently do not make distributions to shareholders with a stock component.
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update was effective for the quarter beginning October 1, 2009 and did not have a significant impact on our financial condition or results of operations.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2009, the FASB issued amendments to ASC Topic 860, Transfers and Servicing. It contains revisions to accounting for transfers of loans, participating interests in loans and other financial assets. It reinforced the determination whether a transferor have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. It added the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. A qualifying “participating interest” requires each of the following: (1) Conveys proportionate ownership rights with equal priority to each participating interest holder; (2) Involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder; and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.
If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers and entire financial asset or a group of entire financial assets and surrenders control over the entire transferred assets in accordance with the conditions in ASC 860-10-40, as amended. Given our current practice related to loan participations, the new accounting treatment for transfers of financial assets is not expected to have a significant impact on our financial condition or results of operations upon adoption on January 1, 2010.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 4 for further information.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	BUSINESS COMBINATIONS

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

The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years. The earn-out is based upon the mortgage company’s profits and will be paid in annual installments over the three year period. The measurement date for the earn out payments is December 31. The Company has accounted for the business combination using the acquisition method. The Company’s acquisition of 51% majority ownership interest was measured at fair value based on the total consideration transferred.

The market and income approaches were used to value the business. The total estimated fair value of the non controlling interest was estimated to be $2.06 million and was based on the following multiples: 13.27 times trailing twelve months earnings, 29.21% price to trailing twelve months gross revenues and 436.70% of total shareholders equity.

The agreement allows the Company to penetrate into the Mortgage Brokerage Services market through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009 the Company changed its name to Bank of Commerce Mortgage™.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(In Thousands)

Cash paid — at fair value	$1,500
Earn out payable — at fair value	965

Total consideration at fair value	2,465
Fair value of non-controlling interest	2,062

$4,527

Net acquisition date fair value of assets acquired	$(800)

Goodwill	$3,727

No assets or liabilities arose out of contingencies. Goodwill totaling $3.7 million is not being amortized for book purposes under current accounting guidelines. Goodwill is not deductible for tax purposes. Goodwill will be reviewed for impairment on an annual basis. No intangible assets, other than goodwill were identified or recorded as a result of the business combination.
The following balance sheet summarizes the amount assigned for each major asset category of Simonich Corporation d.b.a. BWC Mortgage Services at the date of acquisition, May 15, 2009. The carrying amount of the acquired assets and liabilities approximated fair value. Accordingly, no fair value adjustments to the acquired assets and liabilities were recorded.

(In Thousands)
Cash and Cash Equivalents	$1,765
Accounts Receivable	10
Other Receivables	437
Loans held for sale	12,006
Prepaid Expenses	57
Notes Receivable	414

Total Current Assets:	14,689
Fixed Assets	155
Other Assets	13

TOTAL ASSETS	$14,857

Accounts Payable	99
Accrued Expenses	232
Branch Payables	191

Total Payables:	522
Current portion Capital Lease	39
Impounds payable	67
Mortgage warehouse lines of credit	11,810

Total Other Current Liabilities:	11,916
Total Current Liabilities:	$12,438
Long Term Capital Lease Payable	15
Due to shareholder	224
Notes Payable	1,380

Total Long Term Liabilities:	1,619
TOTAL LIABILITIES	14,057
Net Assets	$800

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of revenue and net earnings of Bank of Commerce Mortgage since the acquisition date through December 31, 2009, included in the consolidated statements of income, totaled $5.3 million and $538 thousand, respectively.
The following unaudited pro forma consolidated results of operations for the years ended December 31, 2009 and 2008 have been prepared as if the acquisition had occurred at January 1, 2009 and 2008, respectively, for each year (unaudited):

	Year Ended
	December 31,
	2009	2008
Net interest income	$28,965	$21,283
Provision for loan and lease losses	9,475	6,520
Noninterest income	12,776	7,523
Noninterest expense	22,863	20,030

Income before income tax	9,403	2,256
Provision (benefit) for income tax	2,691	(60)

Net Income	6,712	2,196
Less: income attributable to non-controlling interest	(481)	(58)

Net Income attributable to Bank of Commerce Holdings	$6,231	$2,254

Net income per common share — Basic	$0.60	$0.26
Net income per common share — Diluted	$0.60	$0.25
4.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with its primary correspondent, which totaled $0 at December 31, 2009 and $2,000,000 at December 31, 2008 respectively.
5.	SECURITIES

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$18,499,710	$101,015	($102)	$18,600,623
Obligations of state and political subdivisions	32,184,322	547,480	(85,544)	32,646,258
Mortgage-backed securities	28,277,791	868,744	(331,280)	28,815,255

	$78,961,823	$1,517,239	($416,926)	$80,062,136

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. agencies	$16,006,571	$69,080	$0	$16,075,651
Obligations of state and political subdivisions	32,177,891	145,647	(1,302,628)	31,020,910
Mortgage-backed securities	83,657,023	1,278,263	(345,247)	84,590,039

	$131,841,485	$1,492,990	$(1,647,875)	$131,686,600

The amortized cost and estimated fair value of securities at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	3,221,435	3,304,584
Due after five years through ten years	19,310,157	19,450,372
Due after ten years	56,430,231	57,307,180

	$78,961,823	$80,062,136

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2009 and December 31, 2008. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and Obligations of U. S. Agencies	$3,993,500	$(102)	$0	$0	$3,993,500	$(102)
Obligations of state and political subdivisions	8,516,376	(84,460)	500,255	(1,084)	9,016,631	(85,544)
Mortgage-backed securities	7,516,495	(331,280)	0	0	7,516,495	(331,280)
Total temporarily impaired securities	$20,026,371	$(415,842)	$500,255	$(1,084)	$20,526,626	$(416,926)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and Obligations of U. S. Agencies	$0	$0	$0	$0	$0	$0
Obligations of state and political subdivisions	21,125,047	(1,140,217)	843,658	(162,412)	21,968,705	(1,302,628)
Mortgage-backed securities	16,666,493	(105,783)	5,375,203	(239,463)	22,041,696	(345,247)
Total temporarily impaired securities	$37,791,540	$(1,246,000)	$6,218,861	$(401,875)	$44,010,401	$(1,647,875)
Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain invested assets and the level of uncertainty related to changes in the fair value of these assets, it is possible that changes in risks in the near term could have an adverse material impact on our results of operations or equity. Our investment portfolio is subject to market declines below amortized cost that may be other-than-temporary. A significant judgment in the valuation of investments is the determination of when an ‘other-than-temporary’ impairment (“OTTI”) has occurred.
When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.
The ALCO committee considers a number of factors including, but not limited to: (a) the length of time and the extent of which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2009 nineteen securities were in a loss position. Management has evaluated each security in an unrealized loss position to determine if the impairment is other-than-temporary. We do not have the intent to sell the investments that are temporarily impaired, and it is more likely than not that we will not have to sell those investments before recovery of the amortized cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and or insurers, if applicable. Based upon our evaluation, management has determined that no investment security in our portfolio is other than temporarily impaired.

At December 31, 2009, the Company has pledged book values of $1,003,057 in securities for treasury, tax and loan accounts, $18,029,596 for deposits of public funds, $9,620,867 for collateralized repurchase agreements, and $27,018,747 for Federal Home Loan borrowings.

At December 31, 2008, the Company has pledged book values of $1,000,000 in securities for treasury, tax and loan accounts, $17,218,434 for deposits of public funds, $12,453,000 for collateralized repurchase agreements, and $38,063,566 for Federal Home Loan borrowings.

Gross realized gains and gross realized losses, respectively, on available-for-sale securities were $2,697,177 and $259,602 in 2009, $632,639 and $4,760 in 2008, and $268,078 and $222,408 in 2007.
6.	LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loan balances consist of the following at:

	December 31,
	2009	2008
Commercial and industrial loans	$133,078,497	$164,082,996
Real estate — construction loans	59,524,479	84,217,532
Real estate — commercial (investor)	197,023,000	147,068,475
Real estate — commercial (owner occupied)	63,001,474	70,046,475
Real estate — ITIN loans	78,250,000	—
Real estate — mortgage	20,525,647	20,285,225
Real estate — equity lines	45,601,366	39,915,224
Installment loans	2,222,766	144,634
Other	2,211,688	902,584

	601,438,917	527,462,670
Less:
Deferred loan fees, net	208,994	86,826
Allowance for loan and lease losses	11,207,213	8,429,383

	$590,022,710	$518,946,461

Included in total loans are nonaccrual loans of $7,666,909 and $20,153,737 at December 31, 2009 and 2008, respectively. A loan is impaired when, based on current information and events, management believes it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. If interest on nonaccrual loans at December 31, 2009 and 2008 had been accrued, such interest income would have approximated $319,485 and $147,100, respectively. At December 31, 2009 and 2008 there were $5,052,164 and $0 in loans ninety days past due and still accruing respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The average outstanding balances of impaired loans were $10,948,485, $23,078,874 and $13,001,847, for the years ended December 31, 2009, 2008 and 2007 respectively. There was interest of $162,510, $627,000, and $0 recognized on impaired loans during the year ended December 31, 2009, 2008 and 2007, respectively. The recorded investment in impaired loans at December 31, 2009, and 2008 was $12,546,628 and, $12,192,187 respectively. The recorded investment in impaired loans for which there is a specific reserve at December 31, 2009 and 2008 was $3,162,275 and $7,459,295 respectively. Impairment allowances held against impaired loans at December 31, 2009 and 2008 were $245,000 and $1,522,829 respectively. The recorded investment in impaired loans for which there is no specific reserve was $9,384,353 and $4,732,892 at December 2009, and 2008 respectively.

The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer, Sacramento and Tehama counties, in California, and the location of the four full service offices of the Bank. Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Generally, the loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments. In the event the borrower’s cash flows are insufficient to repay the loans and the loans are considered collateral dependent, repayment is expected to come from the liquidation of collateral.

The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan.

At December 31, 2009 and 2008, the Company had pledged $101,271,858 and $96,721,113, respectively, in loans as available collateral for Federal Home Loan Bank borrowings.

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

Changes in the allowance for loan losses consist of the following:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$8,429,383	$8,232,970	$4,904,266

Provision for loan losses	9,475,000	6,520,000	3,291,250
Loans charged off	(6,871,316)	(6,329,176)	0
Recoveries of loans previously charged off	174,146	5,589	37,454

Balance at end of year	$11,207,213	$8,429,383	$8,232,970

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	OTHER REAL ESTATE OWNED

The following table presents the changes in other real estate owned (“OREO”), net of valuation allowance, for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,934,151	$0	$0

Additions to OREO	402,038	4,869,151	0
Dispositions of OREO	(295,080)	(1,200,000)	0
Valuation adjustments in the period	(161,153)	(735,000)	0

Balance at end of year	$2,879,956	$2,934,151	$0

OREO properties are recorded at the lower of the recorded investment in the loan (prior to foreclosure) or the fair value of the property less selling costs. The Company recognized valuation allowances of $161,153 and $1,935,000 as of December 31, 2009 and 2008. No OREO was outstanding at December 31, 2007. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management’s authorization to reduce a selling price of a property during a period.
8.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

	Estimated	December 31,
	Lives	2009	2008
Land		$1,507,628	$1,507,628
Land Improvements		188,845	188,845
Bank buildings	39.0 years	8,317,583	8,138,044
Furniture, fixtures and equipment	3 - 7 years	6,767,540	6,703,865

		16,781,596	16,538,382
Less accumulated depreciation		(6,805,073)	(5,933,372)

		9,976,523	10,605,010
Construction in progress		3,042	67,200

		$9,979,565	$10,672,210

Depreciation expense, included in net occupancy and equipment expense, is $1,221,545, $1,145,000, and $1,035,660 for the years ended December 31, 2009, 2008 and 2007, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	OTHER ASSETS

Other assets consist of the following:

	December 31,
	2009	2008
Cash surrender value of bank owned life insurance policies	$8,978,926	$7,415,413
Deferred tax asset, net	5,574,418	4,932,051
Accrued interest on loans	2,428,172	2,051,386
Accrued interest on investment securities	623,533	1,079,110
California Affordable Housing Credits	2,288,828	2,414,517
Prepaid FDIC Deposit Insurance Assessments	3,331,057	0
Taxes receivable	489,746	447,865
Federal Home Loan Bank Stock	6,110,000	5,640,000
Investment in junior subordinated debt payable to subsidiary grantor trust	465,000	465,000
Other	916,731	338,134

	$31,206,411	$24,783,476

10.	DEPOSITS

Time certificates of deposit equal to or greater than $100,000 totaled $250,779,452 and $168,810,092 at December 31, 2009 and 2008, respectively. Interest expense on such deposits was $5,166,385, $5,785,386 and $6,062,259 during 2009, 2008 and 2007, respectively.

At December 31, 2009, the scheduled maturities for all time deposits are as follows:

Time Deposit Maturity Schedule
One year or less	$251,284,710
One to three years	83,029,052
Three to five years	7,474,936
Over five years	—

Total	$341,788,698

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
	2009	2008
Deferred compensation — retired officers	$817,616	$931,777
Deferred compensation — directors fees	2,803,310	2,600,231
Deferred compensation — salary continuation	1,595,661	1,235,605
Employee incentive payable	188,000	0
FHLB accrued interest payable	2,389	154,396
Accrued 401(k) match payable	72,859	66,365
Accrued interest payable	458,347	618,890
Reserve for off-balance sheet commitments	421,877	421,877
Interest payable Junior Subordinated Debentures	102,722	158,621
Dividend payable	522,690	696,920
Note payable — fair value of earn-out agreement	965,240	0
Other	1,098,844	151,479

	$9,049,555	$7,036,161

12.	WHOLESALE ADVANCES

FHLB Advances - Included in other borrowings are advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $70,000,000 as of December 31, 2009 and $120,000,000 as of December 31, 2008. The FHLB advances bear fixed rates of interest ranging from 0.13% to 3.41%.

Amount	Interest Rate	Maturity

$15,000,000	0.13%	01/19/2010
$40,000,000	0.16%	01/25/2010
$15,000,000	3.41%	04/29/2011

$70,000,000

These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold a minimum investment in FHLB stock of $6,110,000 at December 31, 2009 and has pledged $101,271,858 and $96,721,113 of its real estate mortgage loans to the FHLB as collateral as of December 31, 2009 and 2008, respectively. At December 31, 2009 the Bank had available borrowing lines at the FHLB of $55,641,301 and additional federal fund borrowing lines at a correspondent banks totaling $10,000,000.

FRB Term Auction Facility Advances — The Company periodically obtains secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). FRB borrowings outstanding were $0 as of December 31, 2009 and $0 as of December 31, 2008. The FRB’s TAF credit facility is an auction based borrowing with terms limited to a 28 day maturity. The Company has pledged $97,003,004 in commercial and industrial loans as collateral as of December 31, 2009, and had available borrowing lines at the FRB of $55,320,283.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	PREFERRED STOCK AND WARRANTS

Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may not redeem the Series A Preferred Stock during the first three years except with the proceeds from a “qualified equity offering. After three years, the Company may, at our option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to November 14, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. A consequence of the Series A Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management.

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

The preferred stock proceeds from the Treasury Department was allocated based upon the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a Black-Sholes pricing model incorporating assumptions including our common stock price, dividend yield, stock price volatility and risk-free interest rate. We determined the fair value of the preferred stock based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 9.0% at the date of issuance. The discount on the preferred stock is being accreted to par value over a five-year term which is the expected life of the preferred stock. The proceeds of $17.0 million were allocated between the preferred stock and warrant with $16.6 million allocated to preferred stock and $449,000 allocated to the warrant based on their relative fair value at the time of issuance.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company may “opt out” by repaying the capital without raising additional capital subject to consultation with the appropriate Federal regulator.
14.	JUNIOR SUBORDINATED DEBT PAYABLE TO UNCONSOLIDATED SUBSIDIARY GRANTOR TRUSTS

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2009 was 3.58%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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
15.	SEGMENT REPORTING
The Company has two reportable segments at December 31, 2009: Commercial banking and mortgage brokerage services. The Company conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Tehama and Sacramento, California. The principal commercial banking activities include a full array of deposit accounts and related services and commercial lending for businesses, professionals and their interests.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

For the years ended December 31, 2008 and 2007, the Company maintained only one operating segment, commercial banking.
The following table represents financial information about the Company’s reportable segments for the year ended December 31, 2009:

	Bank	Mortgage	Parent	Consolidated
Net interest income	$29,552	$(13)	$(545)	$28,994
Provision for loan and lease losses	9,475	—	—	9,475
Total noninterest income	4,770	5,293	—	10,063
Total noninterest expense	15,908	4,415	301	20,624
Income before provision for income taxes	8,939	865	(846)	8,958
Provision for income taxes	2,363	326	1	2,690

Net Income	6,576	539	(847)	6,268
Less: Net income attributable to non-controlling interest	—	263	—	263

Net Income attributable to Bank of Commerce Holdings	$6,576	$276	$(847)	$6,005

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents financial information about the Company’s reportable segments at December 31, 2009:
ASSETS

Dollars in thousands	Bank	Mortgage	Parent	Intercompany	Consolidated
Cash and due from banks, non interest bearing	$36,531	$2,512	$977	$(3,118)	$36,902
Interest bearing due from banks	31,338				31,338
Federal funds sold and securities purchased under agreements to resell	0				0

Cash and cash equivalents	67,869	2,512	977	(3,118)	68,240

Securities available-for-sale at fair value (including pledged collateral of $61,345 at September 30, 2009)	80,062				80,062
Portfolio loans	606,472		2,470	(7,712)	601,230
Allowance for loan and lease losses	(11,168)		(39)		(11,207)

Portfolio loans net of allowance	595,304		2,431	(7,712)	590,023
Mortgage loans held for sale	19,229	8,059			27,288
Premises and equipment, net	9,868	112			9,980
Investment in Bank of Commerce Mortgage™			2,739	(2,739)	—
Investment in Trust			465		465
Investment in Bank			76,920	(76,920)	—
Goodwill		3,727			3,727
Other real estate owned	2,880				2,880
Other assets	32,004	591	—	(1,854)	30,741

TOTAL ASSETS	$807,216	$15,001	$83,532	$(92,343)	$813,406

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Bank	Mortgage	Parent	Intercompany	Consolidated
Demand — noninterest bearing	$72,565			$(3,118)	$69,447
Demand — interest bearing	163,814				163,814
Savings accounts	65,414				65,414
Certificates of deposit	341,789				341,789

Total deposits	643,582			(3,118)	640,464
Securities sold under agreements to repurchase	9,621				9,621
Federal Home Loan Bank borrowings	70,000				70,000
Mortgage warehouse lines of credit		7,712		(7,712)	0
Other liabilities	7,093	2,225	1,585	(1,854)	9,049
Junior subordinated debt payable to unconsolidated			15,465

subsidiary grantor trust	—	—			15,465

Total Liabilities	730,296	9,937	17,050	(12,684)	744,599
Commitments and contingencies Shareholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding in 2009, and December 31, 2008, none outstanding at September 30, 2008	13,000		16,641	$(13,000)	16,641
Common stock , no par value, 50,000,000 shares authorized; 8,711,495 shares issued and outstanding at September 30, 2009	2,341	1	9,730	(2,342)	9,730
Common Stock Warrant			449		449
Additional Paid in Capital	28,096	2,738		(30,834)	—
Retained Earnings	32,825		39,004	(32,825)	39,004
Accumulated other comprehensive income, net of tax	658	—	658	(658)	658

Total Equity — Bank of Commerce Holdings	76,920	2,739	66,482	(79,659)	66,482
Non controlling interest in subsidiary	—	2,325	—		2,325
Total shareholders’ equity	76,920	5,064	66,482	(79,659)	68,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$807,216	$15,001	$83,532	$(92,343)	$813,406

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	INCOME TAXES

Provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$3,069,967	$158,421	$2,448,140
State	778,738	(227,067)	603,476

Total current provision (benefit)	3,848,205	(68,646)	3,051,616

Deferred:
Federal	(783,750)	102,507	(1,167,545)
State	(375,257)	(73,387)	(479,018)

Total deferred (benefit) provision	(1,159,007)	29,120	(1,646,563)

Total provision (benefit) for income taxes	$2,689,698	$(39,526)	$1,405,053

In October 2006, the Company invested in the California Affordable Housing Fund -2006 I, LLC. The investment provides funding for low income housing projects in our local markets in return for federal and state tax credits. As of December 31, 2009 the original commitment of $2.5 million should be fully disbursed during 2010. The tax benefit summary provided by the California Affordable Housing Fund — 2006 I, LLC was $158,054 for federal and $158,214 for state as of December 31, 2009.

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes because of the following:

	% of Pretax Income
	2009	2008	2007
Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	2.98	(12.16)	1.09
Tax-exempt interest	(4.07)	(15.79)	(4.48)
Key life benefit proceeds	0.00	0.00	(8.84)
Officer life insurance	(1.53)	(4.51)	(1.54)
Affordable housing credits	(1.95)	(7.39)	(2.51)
Other	0.59	4.02	.98

Effective Tax Rate	30.02%	(1.83%)	18.70%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following as of December 31:

	2009	2008
Deferred tax assets:
State franchise taxes	$79,055	—
Deferred compensation	2,339,118	2,137,799
Loan loss reserves	5,130,478	3,779,735
Net unrealized losses on securities available-for-sale	(460,050)	56,590
Other	270,239	24,767

Total deferred tax assets	7,358,840	5,998,891

Deferred tax liabilities:
State franchise taxes	—	($72,046)
Depreciation	(591,235)	(68,095)
Deferred loan origination costs	(466,094)	(426,715)
Deferred state taxes	(571,579)	(443,992)
Other — California Affordable Housing	(155,514)	(55,992)

Total deferred tax liabilities	(1,784,422)	(1,066,840)

Net deferred tax asset	$5,574,418	$4,932,051

The Company had no unrecognized tax benefits which would have required an adjustment to the January 1, 2007 beginning balance of retained earnings. Additionally, the Company has no unrecognized tax benefits at December 31, 2009 and 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. During the years ended December 31, 2009, 2008 and 2007 the Company recognized no interest and penalties associated with uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal or State and local income tax examinations by tax authorities for the years before 2006.
17.	STOCK OPTION PLAN

On May 1, 2008 the 1998 Stock Option Plan which was approved by the Company’s shareholders on April 21, 1998 expired and was replaced by the 2008 Stock Option Plan (“the Plan”) which was approved by the Company’s shareholders on May 15, 2007. The Plan provides for awards in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Generally, all options under the plan will vest at 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.
For the years ended December 31, 2009, 2008 and 2007 stock option compensation expense was $80,611 ($47,416 net of tax), $116,446 ($68,500 net of tax), and $116,880 ($82,206, net of tax), respectively. At December 31, 2009, 2008 and 2007 there was $91,457, $271,723, and $331,993, respectively, of total unrecognized compensation costs related to non-vested share based payments which is expected to be recognized over a weighted average period of three years.
Activity in stock-based compensation plan
The following table presents the changes in outstanding stock options for the periods indicated:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Options outstanding December 31, 2007	279,430	$8.65	$27,943

Granted	31,500	$6.50	—
Exercised	(12,850)	$3.23	$40,863
Forfeited	—	—	—
Options outstanding December 31, 2008	298,080	$8.64	—

Granted	4,000	$5.00	—
Exercised	—	—	—
Forfeited	(20,000)	$10.40	—
Options outstanding December 31, 2009	282,080	$8.46	—

Exercisable at December 31, 2009	221,960	$7.06

At December 31, 2009, 572,500 shares were available for future grants under the Plan. As of December 31, 2009, 2008 and 2007, respectively, 221,960, 209,485 and 200,993 shares respectively were available to be exercised.
The fair value of the options granted is estimated on the date of grant using a Black Scholes option-pricing model and includes the following assumptions: volatility of 67.60%, 32.10% and 29.98%, respectively, risk-free interest rate of 1.82%, 2.97% and 3.40%, respectively, expected dividends of $0.30 per share per year for 2009 and $0.32 per share in 2008, annual dividend rate of 4.53% 4.56% and 2.89%, assumed forfeiture rate of zero and an expected life of seven years. The grant date fair value per share of the 2009, 2008 and 2007 awards was $1.91, $1.38 and $2.82, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.	CAPITAL STOCK

The Company paid a quarterly cash dividend of $0.08, $0.06, $0.06 and $0.06 on January 9, 2009, April 10, 2009, July 31, 2009 and October 9, 2009, respectively, to shareholders of record as of December 31, 2008, March 31, 2009, July 24, 2009 and September 30, 2009, respectively. On April 20, 1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2008, Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Company paid preferred cash dividends of $852,361 during 2009.
19.	RETIREMENT BENEFITS

Profit Sharing Plan — In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $240,000, $233,922 and $247,500 for the years ended December 31, 2009, 2008 and 2007, respectively. No discretionary contributions were made in 2009, 2008 or 2007.

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

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Accrued compensation expense under the salary continuation plan totaled $324,148, $179,063 and $240,745 for 2009, 2008 and 2007, respectively. As of December 31, 2009, 2008 and 2007, the vested benefit payable was $1,595,661, $1,235,605, and $1,030,020 respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retired employees deferred compensation — Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on Retired Employees deferred compensation is fixed at ten percent (10%) per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2009, 2008 and 2007, the vested benefit payable was $817,615, $931,777 and $1,035,064, respectively.

Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Fee Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation to which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Interest on Directors deferred compensation is floating at prime plus 2%. Deferred compensation expense totaled $478,175, $461,640 and $411,191 at December 31, 2009, 2008, and 2007 respectively. As of December 31, 2009, 2008 and 2007, the vested benefit payable was $2,803,310, $2,600,231 and $2,310,824, respectively.
20.	RELATED PARTY TRANSACTIONS

Some of the directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2009 and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectability or present other unfavorable features.

An analysis of the activity in related party loans consists of the following:

	December 31,
	2009	2008
Balance at beginning of year	$4,174,424	$3,600,342
New loan additions	1,200,611	153,737
Advances on existing lines of credit	10,861,095	826,080
Principal repayments	(11,252,462)	(405,735)
Reclassifications (1)	(134,914)	—

Balance at end of year	$4,848,754	$4,174,424

(1)	Represents loans that were once considered related party but are no longer considered related party.
At December 31, 2009 and 2008, deposits of related parties amounted to $16.2 million and $12.5 million, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009 and 2008 there were no related party loans, which were past due or classified. At December 31, 2009 there was $3,171,260 available in commitments to related party loans.
21.	COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2009 are below:

(Dollars in thousands)

2010	$867
2011	775
2012	606
2013	488
2014	498
Thereafter	447

Total	$3,681

Rental expense for the years ended December 31, 2009, 2008 and 2007 was $529,700, $588,866 and $482,994, respectively.

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

	December 31,
	2009	2008
Off-balance sheet commitments:
Commitments to extend credit	$122,871,909	$156,707,887
Standby letters of credit	4,844,167	8,556,547
Guaranteed commitments outstanding	1,324,799	1,350,399

	$129,040,875	$166,614,833

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons among which are either (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement and (3) an early payment default occurs from a mortgage originated by the Company. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements and the impact is considered immaterial to the consolidated financial statements.

The Company entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, the Company is committed to deliver $270,000,000 loan volume over the period from March 1, 2009 through May 31, 2010. Upon failure to deliver minimum loan volume quarterly, the Company is responsible to pay a non-delivery fee to the purchaser. As of December 31, 2009, the Company met the volume commitments. The Company is currently in the process of renegotiating and amending this agreement. Although the basic term would remain the same, the new agreement would extend the term until January 31, 2011 and require the Company to commit to deliver a loan volume of $264,000,000 over a new period.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.	REGULATORY MATTERS

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

Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2009 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be
					Categorized as
					Well Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009:

Company
Leverage capital (to average assets)	$79,421,930	9.89%	$32,168,421	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	79,421,930	12.06%	26,346,630	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	87,697,164	13.31%	52,693,261	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$76,262,200	9.37%	$32,602,946	4.00%	$40,753,682	5.00%
Tier 1 capital (to risk-weighted assets)	76,262,200	11.57%	26,365,839	4.00%	39,548,758	6.00%
Total capital (to risk-weighted assets)	84,542,883	12.83%	52,731,677	8.00%	65,914,959	10.00%

At December 31, 2008:

Company
Leverage capital (to average assets)	$73,983,019	10.66%	$19,800,000	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	73,983,019	11.87%	16,734,380	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	81,787,582	13.12%	33,468,760	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$72,204,835	10.45%	$19,783,694	4.00%	$24,729,617	5.00%
Tier 1 capital (to risk-weighted assets)	72,204,835	11.58%	16,734,380	4.00%	25,101,570	6.00%
Total capital (to risk-weighted assets)	80,009,398	12.84%	33,468,760	8.00%	41,835,950	10.00%
The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2009, the maximum amount available for dividend distribution under this restriction was approximately $10,723,366.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2009 or 2008.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Recurring Basis

Fair Value Measurements
At December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2009	Level (1)	(Level 2)	(Level 3)

Available for sale securities	$80,062,136	$—	$80,062,136	$—

Total Assets Measured at fair value	$80,062,136	$—	$80,062,136	$—

Total Liabilities Measured at fair value	$—		$—
Recurring Basis

Fair Value Measurements
At December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2008	Level (1)	(Level 2)	(Level 3)

Available for sale securities	$131,686,600	$—	$131,686,600	$—
Total Assets Measured at fair value	$131,686,600	$—	$131,686,600	$—
Total Liabilities Measured at fair value	$—		$—
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(Dollars in thousands)
Non Recurring Basis

			Fair Value Measurements
			At December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2009	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$5,278,493	$—	$—	$5,278,493
Other real estate owned	2,879,956	—	—	2,879,956

Total Assets Measured at fair value	$8,158,449	$—	$—	$8,158,449

Liabilities	$—	$—	$—	$—

Total Liabilities Measured at fair value	$—	$—	$—	$—
Non Recurring Basis

Fair Value Measurements
At December 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	December 31, 2008	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$23,078,874	$—	$—	$23,078,874

Total Assets Measured at fair value	$23,078,874	$—	$—	$23,078,874

Liabilities	$—	$—	$—	$—

Total Liabilities Measured at fair value	$—	$—	$—	$—

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans — When available, we use observable market data including pricing on recent closed market transactions, to value loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.

The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on a current appraised value, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

The Company had outstanding balances of $12.5 million and $12.2 million in impaired loans as of December 31, 2009 and December 31, 2008, respectively. Impairment allowances totaled $245,000 and $1.1 million at December 31, 2009 and December 31, 2008, respectively.

Other Real Estate Owned — The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. At December 31, 2009, the estimated fair value was based on the fair value of the other real estate owned, supported by current appraisals. The Company records other real estate owned as a nonrecurring, level 3.

Method for determining fair values

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value.

Securities — Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Mortgage Loans held for sale— Mortgage loans held for sale are carried at the lower of cost or fair value. Cost generally approximates fair value, given the short duration of these assets.

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

Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest approximates its fair value.

Securities purchased under agreements to resell — The fair value of securities purchased under agreements to resell is estimated by discounting the contractual cash flows under outstanding borrowings at rates prevailing in the marketplace today for similar borrowings, rates and collateral.

Earn out payable — The fair value of the earn out payable is estimated by discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the targeted results.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments are approximately as follows:

	December 31, 2009
	Contract	Carrying
	Amount	Amount	Fair Value
Financial Assets:
Cash and cash equivalents		$68,240	$68,240
Securities		80,062	80,062
Loans, net		590,023	611,099
Mortgages held for sale		27,288	27,288
Accrued interest on loans		2,463	2,463
Accrued interest on securities		624	624
Financial Liabilities:
Demand and savings		298,676	298,676
Fixed rate certificates		330,920	333,372
Variable certificates		10,869	10,869
Accrued interest payable		495	495
Securities sold under agreements to repurchase		9,621	9,621
Federal Home Loan Borrowings		70,000	70,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465
Earn out payable		965,240	965,240

Off balance sheet financial instruments:
Commitments to extend credit	$122,871,909		$122,871,909
Standby letters of credit	4,844,167		4,844,167
Guaranteed commitments outstanding	1,324,799		1,324,799

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008
	Contract	Carrying
	Amount	Amount	Fair Value
Financial Assets:
Cash and cash equivalents		$85,191,062	$85,191,062
Securities		131,686,600	131,686,600
Loans, net		518,946,461	522,674,555
Accrued interest on loans		2,051,386	2,051,386
Accrued interest on securities		1,079,110	1,079,110
Financial Liabilities:
Demand and savings		$290,995,299	$290,995,299
Fixed rate certificates		256,084,780	258,684,915
Variable certificates		8,201,824	8,201,824
Accrued interest payable		618,890	618,890
Securities sold under agreements to repurchase		13,853,255	13,853,255
Federal Home Loan Borrowings		120,000,000	120,000,000
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465,000	15,465,000

Off balance sheet financial instruments:
Commitments to extend credit	$156,707,887		$156,707,887
Standby letters of credit	8,556,547		8,556,547
Guaranteed commitments outstanding	1,350,399		1,350,399

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24.	BANK OF COMMERCE HOLDINGS (PARENT COMPANY ONLY) FINANCIAL INFORMATION

	December 31,
	2009	2008
Condensed Balance Sheets
Assets:
Cash	$976,974	$1,663,934
Participation loans, net of allowance for loan and lease losses of $38,850 in 2009 and 2008	2,430,575	4,640,017
Investment in subsidiaries	80,124,258	72,519,180

Other assets	0	86,000

Total assets	$83,531,807	$78,909,131

Junior subordinated debt payable to unconsolidated subsidiary grantor trust	$15,465,000	$15,465,000

Other liabilities	1,585,379	866,490

Shareholders’ equity	66,481,428	62,577,641

Total liabilities and shareholders’ equity	$83,531,807	$78,909,131

	Years Ended December 31,
	2009	2008	2007
Condensed Statements of Income
Income:
Interest income	$300,157	$1,097,452	$53,488
Dividends from subsidiaries	2,503,259	1,496,583	6,738,029

	2,803,416	2,594,035	6,791,517
Expenses:	1,145,910	1,010,641	1,809,492

Income before income taxes and equity in undistributed net income of subsidiaries	1,657,506	1,583,394	4,982,025
Provision for income taxes	800	800	800

Income before equity in undistributed net income of subsidiaries	1,656,706	1,582,594	4,981,225
Equity in undistributed net income of subsidiaries	4,611,999	611,792	1,125,673

Net Income	$6,268,705	—	—
Less: Net income attributable to non-controlling interest	263,405	—	—
Net income attributable to Bank of Commerce Holdings	$6,005,300	$2,194,386	$6,106,898

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2009	2008	2007
Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,268,705	$2,194,386	$6,106,898
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	0	0	19,950
Compensation associated with stock options	34,140	33,116	32,637
Effect of changes in:
Other Assets	79,787	78,500	30,000
Other Liabilities	(72,126)	45,249	(97,439)
Equity in undistributed net income of subsidiaries	(4,611,999)	(611,793)	(1,125,673)

Net cash provided by operating activities	1,698,507	1,739,458	4,966,373

Cash flows from investing activities:
Investment in subsidiary trust	0	0	0

Capital contribution to Bank	0	(14,200,000)	0
Participation loan payments	631,661	2,934,519	272,058
Participation loan purchased	1,577,781	(2,400,000)	(1,861,603)
Cash paid in acquisition of mortgage subsidiary	(1,500,000)	0	0

Net cash (used) provided by investing activities	709,442	(13,665,481)	(1,589,545)

Cash flows from financing activities:
Equity transactions, net	22,438	15,183,459	(1,758,656)
Cash dividends paid on common stock	(2,264,986)	(2,790,423)	(2,838,029)
Cash dividends paid on preferred stock	(852,361)

Net cash provided (used) by financing activities	(3,094,909)	12,393,036	(4,596,685)

(Decrease) Increase in cash and cash equivalents	(686,960)	467,013	(1,219,857)

Cash and cash equivalents at beginning of year	1,663,934	1,196,921	2,416,778

Cash and cash equivalents at end of year	$976,974	$1,663,934	$1,196,921

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25.	UNAUDITED QUARTERLY RESULTS
UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2009	2009	2009	2009

Net interest income	$6,400	$7,498	$7,406	$7,690
Provision for loan losses	(1,425)	(3,056)	(1,844)	(3,150)
Noninterest income	865	3,195	2,944	3,059
Noninterest expense	(3,960)	(4,893)	(5,654)	(6,117)

Income before taxes	1,880	2,744	2,852	1,482
Provision for income tax	(610)	(1,027)	(1,010)	(43)
(Less) Income non-controlling interest	—	(101)	(129)	(33)

Net Income	1,270	1,616	1,713	1,406

(Less) Preferred dividend and accretion on preferred stock	237	235	235	235
Income available to common shareholders	$1,033	$1,381	$1,478	$1,171
Per common share:
Basic earnings per share	$0.12	$0.16	$0.17	$0.13
Diluted earnings per share	$0.12	$0.16	$0.17	$0.13
Dividends paid per share	$0.08	$0.00	$0.12	$0.06

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(Dollars in thousands, except per share data)	2008	2008	2008	2008

Net interest income	$5,420	$5,046	$5,240	$5,642
Provision for loan losses	(600)	(1,000)	(1,300)	(3,620)
Noninterest income	565	717	751	590
Noninterest expense	(3,565)	(3,613)	(3,612)	(4,507)

Income before taxes	1,820	1,150	1,079	1,895
Provision for income tax	(591)	(244)	(362)	1,237

Net Income	$1,229	$906	$717	($658)

Per common share:
Basic earnings per share	$0.14	$0.10	$0.08	($0.07)
Diluted earnings per share	$0.14	$0.10	$0.08	($0.07)
Dividends paid per share	$0.08	$0.08	$0.08	$0.08

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26.	SUBSEQUENT EVENTS
On February 11, 2010, we filed a Form S-1 Registration Statement (the “Registration Statement”) with the SEC to offer $30.0 million of shares of our common stock in an underwritten public offering (“Offering”). We intend to grant the underwriters in the Offering an option to purchase up to an additional $4.5 million of common stock to cover over-allotment, if any. In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement.
There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of the Offering in investment grade securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with accountants or auditors on accounting and financial disclosure.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.
Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Changes have been implemented in our internal control over financial reporting for the period ended December 31, 2009 to remediate the previously identified material weakness. Subsequent to filing the September 30, 2009 10Q report, and in connection with preparing for the 2009 audit, we concluded that the accounting for cash flows associated with the mortgage loans held for sale and goodwill related to stock purchase agreement with Simonich Corporation was inappropriate. This instance is considered to be a material weakness in our disclosure controls and procedures particularly as it relates to the selection and application of accounting principles and specifically accounting for non recurring transactions.
During the first quarter of 2010, in conjunction with preparing our annual financial statements, we took the necessary steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate the June 30, 2009 and September 30, 2009 consolidated financial statements, including a review of accounting literature and related disclosure requirements relating to non-recurring transactions.
As part of this undertaking, we have increased emphasis on continuing education for our accounting personnel and increased emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles relating to these areas.
ITEM 9B. OTHER INFORMATION
The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.
None to report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The named executive officers of the Company and their ages as of December 31, 2009, are as follows:

Name	Age	Position(s)
| |
Patrick J. Moty	52	President, Chief Executive Officer and Director Bank of Commerce Holdings and Redding Bank of Commerce

Samuel D. Jimenez	45	Senior Vice President and Chief Financial Officer

Linda J. Miles	56	Executive Vice President and Chief Operating Officer

Theodore Cumming	52	Senior Vice President & Chief Credit Officer

Randall S. Eslick	52	Regional President — Roseville Division
Patrick J. Moty was born in 1957 and has been with the Company since 1985. Mr. Moty has served as President and Chief Executive Officer of the Company since his election in September 2007. Prior to becoming CEO, he served as Executive Vice President and Chief Credit Officer of the Company beginning in December 2005; as Senior Vice President and Chief Credit Officer of the Company beginning in 2000; as Senior Vice President and Senior Loan Officer beginning in 1998; as Vice President and Senior Loan Officer beginning in 1993; as Vice President and Loan Officer beginning in 1988; as Assistant Vice President and Loan Officer beginning in 1987; and as Loan Officer beginning in 1985. Prior to joining the Company in 1985, Mr. Moty spent four years in lending at a large regional financial institution. Mr. Moty has served as a director of Bank of Commerce Mortgage since 2009 and Bank of Commerce Holdings since 2007.
Samuel D. Jimenez was born in 1964 and has been Senior Vice President and Chief Financial Officer since September 2009. Prior to becoming CFO, he served beginning in September 2003 as Senior Vice President and Director of Risk Management of Redding Bank of Commerce. Prior to that, he was a Federal Deposit Insurance Examiner from 1992 — 2003. Mr. Jimenez is a Certified Public Accountant.
Linda J. Miles was born in 1953 and has been the Executive Vice President and Chief Operating Officer of Bank of Commerce Holdings, Redding Bank of Commerce and Bank of Commerce Mortgage since May 2009. From October 1989 to May 2009, she served as Executive Vice President and Chief Financial Officer of the Company. Before joining the Company, Ms. Miles was Senior Vice President and Chief Financial Officer at another California independent financial institution. Ms. Miles has served as a director of Bank of Commerce Mortgage since 2009.
Theodore Cumming was born in 1957 and has been Senior Vice President & Chief Credit Officer since October 2007. From 2001 until October 2007, Mr. Cumming served as Senior Vice President and Lending Group Manager of Redding Bank of Commerce Placer Division. Prior to joining the company Mr. Cumming served as Vice President of Commercial Lending for a large regional bank.

Randall S. Eslick was born in 1957 and has been Regional President of Roseville Bank of Commerce since December 2005. From 2002 until December 2005, Mr. Eslick served as Senior Vice President and Regional Manager of the Roseville Bank of Commerce. Prior to joining the company, Mr. Eslick served as Vice President and Commercial Loan Officer at another California independent financial institution. Mr. Eslick joined the Company in March 2001 as Senior Vice President and Commercial Loan Officer.
Directors of the Company

Name	Age	Positions Held	Term	Served Since
Orin N. Bennett	61	Director	1 year	2005

Dave Bonuccelli	55	Director	1 year	2008

Gary Burks	55	Director	1 year	2007

Russell L. Duclos	70	Director	1 year	1997

Joseph Gibson	62	Director	1 year	2009

Kenneth Gifford, Jr.	64	Chairman, Director	1 year	1998

Jon Halfhide	52	Director	1 year	2005

Patrick J. Moty	52	Director	1 year	2007

David H. Scott, CPA	65	Director	1 year	1997

Lyle L. Tullis	59	Director	1 year	2003
Orin N. Bennett was born in 1948 and has been a director of Redding Bank of Commerce since September 2005, and a director of the Company since May 2006.
Business Experience: Mr. Bennett is a registered Civil Engineer in California and Oregon. He owns MHM Engineers & Surveyors in Sacramento, California which provides engineering services to cities, counties and special districts primarily in Northern California. Mr. Bennett owns West Roseville LLC and Bennett Engineering Services. He is also a partner in BD Properties and Portola 192 LLC, both real estate investment companies. Mr. Bennett was previously employed by the international engineering firm of CH2M Hill prior to forming his own business.
Other Public Company Directorships: None.
Committees: Mr. Bennett serves on the Loan, Executive, Nominating and Corporate Governance, Executive Compensation and Long-Range Planning committees of the Board of Directors.
Dave Bonuccelli was born in 1954 and has been a director of Redding Bank of Commerce since January 2008, and a director of the Company since May 2009.
Business Experience: Mr. Bonuccelli is the owner of David L. Bonuccelli & Associates, Inc., a real estate investment consulting and advisory firm located in Sacramento, California. Mr. Bonuccelli’s company provides services to tax exempt public and private institutional investors, corporations, trusts and individual investors.
Other Public Company Directorships: None.

Committees: Mr. Bonuccelli serves on the ALCO and Long-Range planning committees of the Board of Directors.
Gary Burks was born in 1954 and has been a director of Redding Bank of Commerce since June 2007, and a director of the Company since May 2008.
Business Experience: Mr. Burks is Vice President and General Manager of Foothill Distributing Company, Inc. in Redding. He has nineteen years of experience on the board of Foothill Distributing Company, Inc. a private firm.
Other Public Company Directorships: None.
Committees: Mr. Burks serves on the Audit and Qualified Legal Compliance, Executive Compensation and Long-Range Planning committees of the Board of Directors.
Russell L. Duclos was born in 1939 and has served as a director of the Company since July 1997.
Business Experience: Mr. Duclos has served as the founding Chief Credit Officer of the Company from 1982 through 1997. From July 1997 through December 2000 he served as President and Chief Executive Officer of the Company and the Bank. From January 2001 through April 2001 he served as President and Chief Executive Officer of the Company. He has served on multiple private and non-profit boards throughout Northern California.
Other Public Company Directorships: Mr. Duclos has served as a director of Bank of Commerce Mortgage since June 2009.
Committees: Mr. Duclos prior banking experience qualifies him as an expert and he serves as Chairman of both the Asset Liability Management Committee (ALCO), the Loan Committee. Mr. Duclos presently serves on the Audit & Qualified Legal Compliance and Long-Range Planning committees of the Board of Directors.
Joseph Gibson was born in 1947 and has been a director of Redding Bank of Commerce since November 2009.
Business Experience: Mr. Gibson has thirty-six years of experience in business management. He was a teacher and administrator for Anderson Union High School from 1973-2003, and has been an owner of SFI Insurance, Inc. since 1992. He currently serves on the Anderson Union High School Board, Shasta College Foundation Board, Riverview Golf and Country Club and was president of the Anderson Rotary from 2002-2003.
Other Public Company Directorships: Anderson Union High School, YMCA.
Kenneth R. Gifford, Jr. was born in 1945 and has served as a director of the Company since January 1998.
Business Experience: Mr. Gifford serves as the Chairman of the Board of Directors. Mr. Gifford has been a director and the President and Chief Executive Officer of Gifford Construction, Inc., since 1972. Mr. Gifford also serves as a director for the non-profit Shasta County Economic Development Corporation.
Other Public Company Directorships: None
Committees: Mr. Gifford is a member of the Executive, Loan, ALCO and Long-Range Planning committees of the Board of Directors.

Jon Halfhide, CPA was born in 1957 and has been a director of the Company since May 2006.
Business Experience: Since 2000, he has served as president of Catholic Healthcare West North State Service Area (“Catholic Healthcare West”) and St. Elizabeth Community Hospital. He has over twenty years of management experience with Catholic Healthcare West and has served in the capacity of Controller and Chief Financial Officer. Mr. Halfhide is a certified public accountant. Mr. Halfhide also serves on the non-profit board of directors of Mercy Foundation North and Catholic Healthcare West North State and the non-profit board of directors of the Tehama County Economic Development Corporation.
Other Public Company Directorships: None.
Committees: Mr. Halfhide meets the criteria to serve as financial expert on the Audit and Qualified Legal Compliance Committee. Mr. Halfhide serves as Chairman of the Executive Compensation Committee and serves on the Audit and Qualified Legal Compliance, Nominating and Corporate Governance and Long-Range Planning committees of the Board of Directors.
Patrick J. Moty was born in 1957 and has been with the Company since 1985. Mr. Moty has served as a director of the Company since October 2007 and as a director of Bank of Commerce Mortgage since June 2009.
Business Experience: Mr. Moty has served as President and Chief Executive Officer of the Company since his election in September 2007. Prior to becoming CEO, he served as Executive Vice President and Chief Credit Officer of the Company beginning in December 2005; as Senior Vice President and Chief Credit Officer of the Company beginning in 2000; as Senior Vice President and Senior Loan Officer beginning in 1998; as Vice President and Senior Loan Officer beginning in 1993; as Vice President and Loan Officer beginning in 1988; as Assistant Vice President and Loan Officer beginning in 1987; and as Loan Officer beginning in 1985. Prior to joining the Company in 1985, Mr. Moty spent four years in lending at a large regional financial institution. Mr. Moty also serves as a member of the board of directors of the non-profit Shasta County Economic Development Corporation.
Other Public Company Directorships: Mr. Moty has served as a director of Bank of Commerce Mortgage since 2009 and Bank of Commerce Holdings since 2007.
Committees: Mr. Moty serves on the Loan, ALCO, and Long-Range Planning committees of the Board of Directors.
David H. Scott, CPA was born in 1944 and has been a director of the Company since April 1997.
Business Experience: He is a partner of D. H. Scott & Company, LLP, a public accounting firm, a position he has held since 1986. He also serves on the private Native American board of directors for the Redding Rancheria Development Corporation and the non-profit Shasta County Economic Development Corporation.
Other Public Company Directorships: None.
Committees: Mr. Scott serves as Chairman of the Audit and Qualified Legal Compliance Committee and is a member of the Executive, ALCO, Loan and Long-Range Planning committees of the Board of Directors. The Board of Directors has determined that Mr. Scott meets the criteria to serve as financial expert on the Audit Committee. Mr. Scott also serves as the Corporate Secretary of the Company.

Lyle L. Tullis was born in 1950 and has been a director of the Company since May 2003.
Business Experience: Since 1976, he has served as president of Tullis Inc. a general engineering construction company. His company specializes in public works projects that include grading and paving. Mr. Tullis is the past District Chairman of the Eureka and Shasta Districts of the Associated General Contractors of California. Mr. Tullis also serves as a director for the private Riverview Golf and Country Club.
Other Public Company Directorships: None.
Committees: Mr. Tullis serves as Chairman of the Nominating and Corporate Governance committees, and is a member of the Executive, Audit & Qualified Legal Compliance and Long-Range Planning committees of the Board of Directors.
Family Relationships
No current directors have family members who are employed by the Company or a subsidiary. There are no family relationships among executive officers, directors and director nominees.
Involvement in Certain Legal Proceedings
The Company’s executive officers or directors have not been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, violations of Federal or State securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. To the Company’s knowledge, based solely upon a review of such reports and written representations, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its executive officers and directors during the last fiscal year were filed in a timely manner.
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
The Company will file a Form 8-K with the SEC, disclosing any material amendment to the Code of Ethics or waiver of a provision of the Code of Ethics, including the name of the officer to whom the waiver was granted, within four business days after such amendment or waiver.
Audit Committee Information
The Audit and Qualified Legal Compliance Committee is a standing committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Committee has five members: Chairman David H. Scott, Gary Burks, Russell L. Duclos, Lyle Tullis and Jon Halfhide, CPA. The Board of Directors of the Company has determined that each member of this committee is independent within the meaning of the independent director standards of the NASDAQ Global Market. In addition, the Board of Directors has determined David H. Scott, CPA and Jon Halfhide, CPA of this committee are “audit committee financial experts” as defined in the SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive compensation philosophy and objectives. The tables that follow present the compensation paid for 2009 to our named executive officers. When we refer to the “named executive officers,” we mean the following five individuals:
1.	Patrick J. Moty, President and Chief Executive Officer (our Principal Executive Officer)

2.	Samuel D. Jimenez, Senior Vice President and Chief Financial Officer (our Principal Financial and Accounting Officer)

3.	Linda J. Miles, Executive Vice President and Chief Operating Officer

4.	Randall S. Eslick, Regional President Roseville Bank of Commerce

5.	Theodore Cumming, Senior Vice President and Chief Credit Officer
Strategic Role of Executive Compensation
The Board of Directors of Bank of Commerce Holdings strives to ensure that its compensation plan is consistent with the strategic goals and objectives of the Company and maintains the standards of good corporate governance. The Board of Directors has appointed the Executive Compensation Committee (“Compensation Committee”) to play a central role in formulating our compensation philosophy and programs and in making pay decisions for our named executive officers. The Company’s executive compensation philosophy and programs play an important role in achieving the objective of long-term growth in shareholder value. As a guiding principle, we design our compensation programs to reward our named executive officers for recent performance and to motivate them to achieve strong future performance for the Company and long-term value for our shareholders. All actions taken by the Compensation Committee are ratified by the full Board of Directors.
In connection with the Company’s participation in the United States Department of Treasury (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Compensation Committee must meet every six months with the Company’s Chief Risk Officer or other senior risk officers to discuss and review the relationship between the Company’s risk management policies and practices and its executive incentive compensation arrangements, identifying and making reasonable efforts to limit any features in such compensation arrangements that might lead to the named executive officers taking unnecessary or excessive risks that could threaten the value of the Company. Other effects of the TARP rules include:
•	The Company cannot pay or accrue cash bonuses to the Chief Executive Officer;

•	The Company cannot give the Chief Executive Officer equity except in the form of long-term restricted stock;

•	There are restrictions on severance pay for the named executive officers plus the next five highest ranking officers;

•	There are claw-back restrictions on bonuses paid to the named executive officers plus the next twenty highest ranking officers;

•	The Company has adopted a Luxury Expenditures Policy limiting certain expenditures;

•	The Company cannot gross up salaries to compensate for taxes paid to the named executive officers plus the next twenty highest ranking officers.
Executive Compensation Objectives
To attract and retain talented management with proven skills and experience, the Company must offer a compensation program that compares favorably with those offered by other peer financial and non-financial companies with which we compete for a limited pool of highly qualified executive talent.

To sustain our financial performance, the Company believes that we should closely link compensation to our long-term performance and, for those named executives responsible for business divisions, to the performance of their division.
Given the Company philosophy to link compensation to Company, business, and individual performance, our compensation programs for our named executives are built upon three objectives:
1.	To compete favorably with our peers in attracting and retaining qualified individuals as named executives by offering competitive pay;

2.	To “pay for performance” by compensating our named executives based upon:
a)	The Company’s performance compared to peer group performance,

b)	The Division performance for those named executives who manage divisions, and
3.	To align our named executives’ interest with our shareholders interest in increased share value by generally using stock options for long-term compensation, so our executives benefit only if our stock price rises and our shareholders are similarly rewarded.
Executive Compensation Components
Named executive officer compensation includes the following elements:
•	Base salary;

•	Long-term compensation (generally in the form of stock options);

•	Participation in the same benefit plans provided to all employees, including qualified defined contribution (401(k)), health, life insurance, and other benefit plans;

•	Supplemental executive retirement plans (SERP) and elective participation in a non-qualified Deferred Compensation Plan (funded by the executive); and

•	Limited perquisites.
Overview of Compensation and Process
Base salaries are set for our named executive officers annually at the regularly scheduled meetings of the Compensation Committee between the months of December and April. At this meeting, the Compensation Committee also reviews and recommends the Annual Cash Incentive Award opportunities for the new fiscal year and recommends stock option awards for the Company’s named executive officers and certain other eligible employees.
It is the practice of the Compensation Committee to review the history of all the elements of each named executive officer’s total compensation over previous years and compare the compensation of the named executive officers with that of the executive officers in an appropriate market place and industry “peer group”. During 2008, an outside benefits consultant (AMALFI Consulting, LLC) was engaged to review our Company compensation plans, recommend changes to those plans with regard to best practices concerning the structure and implementation of those plans, and to provide the Compensation Committee with an appropriate “peer group” comparison report. As a result of the report, the 2008 Peer Group for compensation and performance purposes consist of the following 20 financial services companies:
Farmers & Merchants Bancorp,
Heritage Commerce Corporation,
Sierra Bancorp,
Premier West Bancorp,
Columbia Bancorp,
North Valley Bancorp,
Bank of Marin Bancorp,
San Joaquin Bancorp,
Bridge Capital Holdings,

United Security Bancshares,
Heritage Oaks Bancorp,
First Northern Community Bancorp,
1st Centennial Bancorp,
FNB Bancorp,
Community Valley Bancorp,
American River Bank Shares,
Epic Bancorp,
Central Valley Community Bancorp,
Plumas Bancorp, and
Greater Sacramento Bancorp.
Compensation Objectives
In order to set competitive benchmarks for 2009 annual and long-term compensation for the named executives, the Compensation Committee reviewed data compiled by AMALFI Consulting, LLC. This data presented Peer Group annual cash, long-term incentive, and total compensation amounts as reported in 2008 proxy statements for those companies’ named executive officers whose positions and responsibilities most closely match those of our named executive officers. For each proxy statement position, this compensation data was examined for the 25th, 50th and 75th percentile. The Compensation Committee used this information to help determine competitive benchmarks for the 2009 salary and annual cash incentive awards and long-term compensation awards for the named executive officers.
Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The Chairman of the Board then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer, who is absent from that meeting. The Compensation Committee may accept or adjust such recommendations.
Company and Division Performance
At the end of the fiscal year, the Compensation Committee reviews the Company’s and each division’s financial performance by comparing financial results to the Peer Group using the quantitative performance measures listed below (all or in part), as part of its evaluation of the Company’s annual performance and its determination of the annual incentive awards to our named executives:
•	EPS Growth;

•	Return on Average Assets;

•	Return on Average Equity;

•	Revenue Growth;

•	Core Deposit Growth;

•	Deposit Market Share Growth;

•	Loan Growth;

•	Loan loss reserves as a percentage of total loans;

•	Efficiency Ratio; and

•	Investment Portfolio.
Individual Objectives
In addition to the Company financial goals, the Compensation Committee establishes individual objectives for our named executive officers. These objectives include compliance with Company policies on information security, regulatory compliance, risk management and team building, or other directives mandated by the Board of Directors.

The Compensation Committee may adjust or eliminate incentive compensation awards, regardless of achieving financial performance goals, if the Compensation Committee determines that a named executive officer has failed to comply with our Code of Ethics or policies on information security, regulatory compliance and risk management.
Named Executive Officer Compensation
The components are intended to work together to compensate the executive officer fairly for services, reward the executive officer based upon the Company’s overall performance and, depending on the position, their own performance during the year. In assessing the executive officer’s total rewards, the Compensation Committee reviews each component of an executive’s compensation and considers and evaluates pay mix, the competitive market, the value of total pay, benefits and perquisites.
Base Salary
It is the goal of the Company’s Compensation Committee to establish salary compensation for its named executive officers based on the Company’s operating performance relative to the comparable Peer Group over a three-year to five-year period, along with compensation recommendations from the Chief Executive Officer.
Base salary is generally established by an individual’s performance, competent and effective execution of strategic objectives, potential, level of responsibilities, promotions, other compensation targeting total cash compensation at or above the 50th percentile when performance goals are achieved and at a higher level (75th or above) when maximum performance results are achieved.
Cash Incentive Compensation
The Company’s Annual Cash Incentive Plan allows the Company to provide cash incentives to named executive officers based on the Company’s overall financial performance, and, in some cases, individual performance and personal goals. The Annual Cash Incentive Plan is designed to reward the Company’s executives for the achievement of short-term financial goals, including increases in performance against peer banks, the achievement of short-term and long-term strategic goals, and overall financial performance of the Company.
Cash incentive percentages for executive officers were initially proposed by a compensation consultant based on an analysis of peer banks and industry sector considerations. Those percentages are as follows: for executive officers other than the Chief Executive Officer, the range is 10% — 40% of base salary; and for the Chief Executive Officer, the range is 20% — 55% of base salary.
Use of Long-Term Compensation to align the interest of our Named Executives and Shareholders
The Compensation Committee believes that stock options are the most effective form of equity-based compensation to reward our named executive officers for their contributions to the Company’s long-term performance. Because a primary interest of our shareholders is increased share value, stock options which produce value as compensation only if the Company’s stock price increases most directly aligns our named executive officers’ interests with our shareholders interests to increase value over the long-term.
Executive officers are eligible for discretionary incentive stock option awards based on the following percentages: for executive officers other than the Chief Executive Officer, the range is 0% — 5% of base salary as the number of options considered for award. For the Chief Executive Officer, the range is 0% — 6% of base salary as the number of options considered for award.

Although each executive officer is eligible to receive an award at the discretion of the Compensation Committee, the granting of the award as to any individual, officer or as a group, is first at the discretion of the Chief Executive Officer and then, based on his recommendation, at the discretion of the Compensation Committee and the entire Board of Directors. The Compensation Committee may choose whether to award a bonus and decides on the actual level of the award in light of all relevant factors after completion of the applicable fiscal year.
Perquisites
The Compensation Committee believes that offering certain perquisites helps in the operation of the business as well as assists the Company to recruit and retain key executives. The Company’s named executive officers may participate in the same benefit programs available to all employees. This includes health, life and disability insurance, participation in non-qualified 401(k) plans, and in some cases, automobile allowance and country club memberships to our executive management.
Post-Retirement Arrangements
The Company maintains a Supplemental Executive Retirement Plan (“SERP”) and a change in control severance provision in employment agreements for the named executive officers, providing for certain payments following the termination of employment for nine executive officers. The payments are fixed by contract and do not depend on years of credited service. The Company makes contributions to segregated accounts for the benefit of the plan beneficiaries.
The SERP agreements provide for five general classes of benefits for executive officers, which benefits vest over a period of six (6) to nineteen (19) years with credit for prior service or as determined by the Chief Executive Officer and the Board of Directors:
1.	Normal Retirement Benefits. The normal retirement benefit is calculated to provide a target benefit of up to seventy-five percent (75%) of the executive’s compensation at the time of retirement (age 65) or a lesser amount as determined by the Chief Executive Officer and the Board of Directors;

2.	Early Termination Benefit. The early termination benefit is the vested portion of the target retirement benefit;

3.	Disability Benefit. The disability benefit is a Disability Lump Sum Benefit specified in the agreement for the plan year immediately preceding the disability, payable only upon total disability as defined in the agreement;

4.	Death Benefit. The death benefit is an amount determined by a formula that takes into account the number of years of service and the anticipated compensation level at the age of retirement; and

5.	Change of Control Benefit. The change of control benefit is an amount determined as follows: Executive officer’s Fully Vested Present Value Benefit of the Supplemental Executive Retirement Plan payable at age 65 for the current plan year plus one times the executive officer’s current Plan Year Compensation (except with respect to the Chief Executive Officer and Chief Operating Officer, which is two times plan year compensation). This benefit is payable only in the event of a change in control as defined in the Salary Continuation Agreement and is limited by the provisions of Internal Revenue Code section 280(g).
In consulting with its benefit plan consultant (Clark Consulting), the Company determined that it would be more cost effective for the Company to acquire prepaid policies of insurance to fund these anticipated future obligations than to pay annual premiums. The Company, as a result of acquiring the prepaid policies, will have cash values in the policies in excess of the amount paid for those policies.

Commitment to Quality Governance
The Compensation Committee has adopted the following procedures intended to ensure quality governance of the Company’s “pay for performance” philosophy:
•	Only independent members of the Board of Directors may serve on the Compensation Committee;

•	The Compensation Committee meets on a regular basis as needed throughout the year. Generally the Compensation Committee will review year-to-date financial performance versus budget; year-to-date and multi year performance versus competitor group performance (Uniform Bank Performance Report); executive officer stock ownership levels; each executive officer’s target total compensation for the year; and other topics as appropriate;

•	At least once a year, the Compensation Committee reviews each executive officer’s total compensation package, including base salary, cash and stock incentive awards, qualified and non-qualified retirement and deferred compensation benefit packages and compares to the Peer Group;

•	The committee utilizes independent compensation reports to assist in the analysis of compensation packages;

•	At least once a year, the Compensation Committee reviews and reassesses its charter and recommends any proposed changes to the Board of Directors for approval. The Compensation Committee also conducts an annual review of its own performance; and

•	The Compensation Committee reports on its meetings to the full Board of Directors. The independent members of the Board of Directors, after a review of the Company’s performance, ratify each year the total compensation awards for the named executive officers.
Limitations on Executive Compensation
The Company is required as a participant in the TARP Capital Purchase Program to place limits on compensation of its “senior executive officers” (“SEO”), review SEO compensation for incentives that would promote undue risk, and to provide shareholders the opportunity to vote on a non-binding advisory approval of executive compensation.
Summary Compensation Table
The following table sets forth certain summary information concerning compensation paid to the Company’s named executive officers as of December 31, 2009, and whose aggregate salary and bonus exceeded $100,000 in fiscal year 2009.

					Non-Qualified
			Non-Equity		Deferred
			Incentive Plan	Option	Compensation	All Other	Total
Name and Principal		Salary	Compensation	Awards	Earnings	Compensation	Compensation
Position	Year	(1) ($)	(2) ($)	(3) ($)	(4) ($)	(5) ($)	($)

Patrick J. Moty	2009	$250,865	$0	$0	$21,967	$92,616	$365,448
President & Chief	2008	$229,327	$0	$0	$12,592	$85,597	$327,516
Executive Officer	2007	$192,788	$66,098	$56,400	$2,282	$83,591	$401,159
(Principal Executive Officer)

Samuel D. Jimenez	2009	$160,970	$59,356	$0	$686	$27,225	$248,237
Senior VP & Chief	2008	$152,884	$2,378	$4,830	$0	$3,660	$163,752
Financial Officer	2007	$138,808	$29,250	$0	$0	$3,040	$171,098
(Principal Accounting and Financial Officer)

					Non-Qualified
			Non-Equity		Deferred
			Incentive Plan	Option	Compensation	All Other	Total
Name and Principal		Salary	Compensation	Awards	Earnings	Compensation	Compensation
Position	Year	(1) ($)	(2) ($)	(3) ($)	(4) ($)	(5) ($)	($)

Linda J. Miles	2009	$200,000	$70,000	$0	$62,189	$24,843	$357,032
EVP & Chief	2008	$203,846	$8,000	$0	$50,395	$45,264	$307,505
Operating Officer	2007	$200,000	$60,780	$28,200	$41,514	$24,843	$355,337

Randall S. Eslick	2009	$175,020	$35,000	$0	$6,658	$46,373	$263,051
Regional President	2008	$177,039	$0	$2,760	$3,694	$14,150	$197,643
Roseville Bank of	2007	$160,005	$44,110	$0	$1,304	$9,720	$215,139
Commerce

Ted Cumming	2009	$152,038	$37,380	$0	$900	$22,372	$212,690
Senior VP &	2008	$142,692	$0	$4,140	$0	$3,660	$150,492
Chief Credit Officer	2007	$125,400	$43,984	$0	$0	$3,660	$173,044

1)	Base salaries include 401(K) contributions made by the named executive officers of approximately $53,776 during 2009. Patrick J. Moty’s base salary was increased to $305,000 effective October 1, 2009.

2)	The Company’s Annual Cash Incentive Plan (the “Annual Cash Incentive Plan”) provides cash incentives to executive officers based on the Company’s overall financial performance, and, in some cases, individual performance and personal goals. This income item includes bonus amounts in the year earned rather than in the year paid. Cash incentive awards are accrued in a range of 10-40% of the individual’s salary. The maximum value payable under each performance award assuming the highest level of performance is as follows: Patrick J. Moty, $123,750, Samuel D. Jimenez, $49,800, Linda J. Miles, $66,000, Randall S. Eslick, $43,750 and Ted Cumming, $44,240.

3)	The value of the stock option award is computed based upon the grant date fair value, consistent with FASB ASC Topic 718. No options were granted during 2009. Four options were granted in 2008. Two options were granted during 2007.

4)	The Company pays interest on segregated accounts for the benefit of SERP beneficiaries.

5)	Other Compensation consists of perquisites and contributions to the SERP.
Perquisite expenses represent an automobile for business use or car allowance, and membership expenses in connection with the use of a private club for business purposes, particularly for the purpose of entertaining the Bank’s customers. The officers may have derived some personal benefit from the use of such automobiles and membership.
The Company, after reasonable inquiry, believes that the value of any personal benefit not directly related to job performance which is derived from the personal use of such automobile and country club membership does not exceed $10,000 per year in the aggregate for any single executive officer. Perquisite (automobile and country club membership) amounts were $11,400, $11,400 and $4,750 for Patrick J. Moty in 2009, 2008 and 2007, respectively; $8,460 for Samuel D. Jimenez in 2009; $3,468 for Linda Miles in each of 2009, 2008 and 2007; $9,720 for Randall Eslick in each of 2009, 2008 and 2007; and $3,660 for Ted Cumming in 2009. The remaining balance represents contributions made in each year in connection with the SERP.

Grants of Plan-Based Awards
The following table provides information regarding grants of stock options and other plan-based awards to each of the Company’s named executive officers during the fiscal year ended December 31, 2009.

					Potential	Potential
					Realizable	Realizable
					Value at	Value at
	Number of	Percentage of			Assumed	Assumed
	Securities	Total			Annual Rates of	Annual Rates of
	Underlying	Options			Stock Price	Stock Price
	Options	Granted to			Appreciation for	Appreciation for
	Granted (#)	Employees in	Exercise Price	Expiration	Option Term 5	Option Term 10
Name	(1)	Fiscal Year	($/Share)(2)	Date (3)	%($)	%($)

Patrick J. Moty	0	0	$0	0	0	0
Samuel D. Jimenez	0	0	$0	0	0	0
Linda J. Miles	0	0	$0	0	0	0
Randall Eslick	0	0	$0	0	0	0
Ted Cumming	0	0	$0	0	0	0

1)	The right to exercise these stock options vests on an annual basis over a five-year period from the date of the grant. Under the terms of the Company’s stock plans, the committee designated by the Board of Directors to administer such plans retains the discretion, subject to certain limitations, to modify, extend or renew outstanding options and to reprice outstanding options.

Options may be re-priced by canceling outstanding options and reissuing new options with an exercise price equal to the fair market value on the date of reissue, which may be lower than the original exercise price of such canceled options. Repricing options result in a compensation penalty.
2)	The exercise price is equal to 100% of the fair market value on the date of grant as determined by the NASDAQ Global Market close the date of the grant.

3)	The options have a term of ten years, subject to earlier termination in certain events related to termination of employment.

4)	The five percent and ten percent assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future price of the Common Stock. No assurance can be given that any of the values reflected in the table will be achieved.
Outstanding Equity Awards at Fiscal Year End
The following table presents certain information concerning the outstanding stock option awards held as of December 31, 2009 by each named executive officer of the Company.

			Equity
			Incentive
			Plan
		Number of	Awards:
	Number of	Securities	Number of
	Securities	Underlying	Securities
	Underlying	Unexercised	Underlying
	Unexercised	Options (#)	Unexercised	Option	Option
	Options (#)	Un-	Unearned	Exercise	Expiration
Name	Exercisable	exercisable	Options (#)	Price ($)	Date

Patrick J. Moty	15,600	0	0	$6.67	8/1/2011
Patrick J. Moty	1,800	0	0	$7.30	7/16/2012
Patrick J. Moty	3,900	0	0	$10.60	6/15/2014
Patrick J. Moty	8,000	12,000	0	$10.49	10/16/2017

Samuel Jimenez	7,500	0	0	$10.72	1/1/2013
Samuel Jimenez	700	2,800	0	$6.50	10/14/2018

Linda J. Miles	6,000	0	0	$6.75	1/1/2013
Linda J. Miles	6,000	0	0	$10.60	6/15/2014

Linda J. Miles	4,000	6,000	0	$10.49	10/16/2017

Randy Eslick	13,500	0	0	$5.42	6/1/2011
Randy Eslick	2,250	0	0	$7.30	7/16/2012
Randy Eslick	4,500	0	0	$10.60	6/15/2014
Randy Eslick	400	1,600	0	$6.50	10/14/2018

Ted Cumming	8,100	0	0	$6.67	8/1/2011
Ted Cumming	1,350	0	0	$7.30	7/16/2012
Ted Cumming	4,500	0	0	$10.60	6/15/2014
Ted Cumming	600	2,400	0	$6.50	10/14/2018

Option Exercises and Stock Vested
The following table presents certain information concerning the exercise of options and vesting of stock awards by each of our named executive officers during the fiscal year ended December 31, 2009, including the value of gains on exercise and the value of the stock awards.

	Options Vested	Options Exercised	Value Realized
Name	during 2009	during 2009	($)(1)(2)

Patrick J. Moty	4,000	0	0
Samuel D. Jimenez	700	0	0
Linda J. Miles	2,000	0	0
Randall S. Eslick	400	0	0
Ted Cumming	600	0	0

1)	Based on the fair market value of the Company’s Common Stock at December 31, 2009 of $5.28 per share less the applicable exercise price per share. The fair market value of the Company’s Common Stock at December 31, 2009 was determined based on the last reported sale of the Company’s common stock in 2009 as reported on the NASDAQ Global Market.

2)	The realized value represents the market value at exercise less the exercise price.
Nonqualified Deferred Compensation- Supplemental Executive Retirement Plan
In April 2001, amended December 31, 2006, September 30, 2007, and October 14, 2008, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agrees to pay the executive additional benefits in the future in return for continued satisfactory performance by the executive.
The payments are fixed by contract and do not depend on years of credited service. The Company makes contributions to segregated accounts for the benefit of the Salary Continuation Plan beneficiaries. Benefits under the supplemental executive retirement plan include income generally payable commencing upon a designated retirement date for the employee’s life, disability, or termination of employment, and a death benefit for the participants’ designated beneficiaries.
Key-man life insurance policies were purchased as an investment to offset the Company’s contractual obligation to pay pre-retirement death benefits and to recover the Company’s cost of providing benefits. The executive is the insured under the policy, while the Company is the owner and beneficiary. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof. A termination resulting from a reason other than specific cause or change of control will be deemed an early retirement. In the event of an early retirement, the vested balance will be paid as a lump sum or over a period of five years. In the event of a change in control, the payment terms are fixed (see discussion below), and would be paid in addition to amounts owned under the executive’s employment agreement. In the event of a termination for cause, no payments will be made to the terminated executive.
The following table illustrates the approximate annual retirement income that may become payable to a named executive officer assuming benefits commence at age 65, and age 61 in the case of Mrs. Miles. Mr. Moty’s and Mrs. Miles’ benefits are payable over twenty years or life. Mr. Eslick and Mr. Cumming benefits are payable over a period of ten years.

	Number of	Present Value of	Payments	Annual	Vested Balance
	Years Credited	Accumulated	During Last	Retirement	at Last Fiscal
Name	Service (#)	Benefit ($)	Fiscal Year ($)	Benefit	Year

Patrick J. Moty	4	$275,765	$0	$150,000	$275,865
Samuel D. Jimenez	1	$19,450	$0	$100,000	$19,450
Linda J. Miles	9	$698,554	$0	$125,000	$698,554
Randall S. Eslick	4	$89,996	$0	$100,000	$89,966
Ted Cumming	1	$19,609	$0	$50,000	$19,609

	Registrant
	Contributions in	Aggregate	Aggregate	Aggregate	Vested Balance
	Last Fiscal Year	Earnings in Last	Withdrawals/	Balance at Last	at Last Fiscal
Name	($)	Fiscal Year ($)	Distributions ($)	Fiscal Year ($)	Year

Patrick J. Moty	$81,217	$21,967	$0	$275,865	$275,865
Samuel D. Jimenez	$18,765	$686	$0	$19,450	$19,450
Linda J. Miles	$78,032	$62,189	$0	$698,554	$698,554
Randall S. Eslick	$35,223	$6,658	$0	$89,966	$89,966
Ted Cumming	$18,712	$900	$0	$19,609	$19,609
The retirement benefit is derived from accruals to a benefit account during the participant’s employment. At the end of the executive’s period of service, the aggregate amount accrued should equal the then present value of the benefits expected to be paid to the executive. The participant is entitled to all vested benefits in the case of termination without “cause”; however, if a participant voluntarily resigns prior to reaching normal retirement age, his or her retirement benefits are reduced by accrual amounts not yet funded. Upon a change of control, the participant is entitled to the full retirement benefit.
Potential Payments Upon Termination or Change in Control
No payments under employment agreements would have been payable at December 31, 2009 due to TARP restrictions. The following table sets out the amounts that would have been payable to the named executive officers at December 31, 2009 if the TARP rules did not apply: (a) upon a change of control, and (b) as a result of termination other than termination arising from a change of control, assuming in each case that the payments were made as a lump sum.

	Payments Upon a		Termination Other Than
	Change in Control		Change in Control
			Payments under
	Payments under	Salary	employment	Salary
	employment	Continuation Plan	agreements	Continuation Plan
Name	agreements ($)(1)	Payments ($)(2)	($)(3)	Payments ($)(4)

Patrick J. Moty	$730,896	$1,094,123	$365,448	$275,865
Samuel D. Jimenez	$248,237	$583,087	$248,237	$19,450
Linda J. Miles	$714,604	$1,019,874	$357,032	$698,554
Randall S. Eslick	$263,051	$675,833	$263,051	$89,996
Ted Cumming	$212,690	$536,226	$212,690	$19,609

1)	Under employment agreements at a change of control, severance pay for the Chief Executive Officer and Executive Vice President is equal to two years of most recent total compensation package as of the date of such executive’s termination. Change of control, severance pay is equal to one year of most recent total compensation package as of the date of such executive’s termination.

2)	SERP payments are limited under IRS Section 280-G to three times the average total compensation package.

3)	In the event employment is terminated determined for “cause”, the executive shall only be paid any accrued salary calculated as of the date of the executive’s termination. In the event employment is terminated for any other reason, the executive shall be entitled to twelve months of such executive’s then total compensation package to be paid in a lump sum.

4)	Vested portion of salary continuation plan.

Director Compensation
The following is a summary of the compensation earned by the Company’s Board of Directors during the fiscal year ended December 31, 2009.

					Change in
					Pension Value
					and Non-
					Qualified
			Stock	Non-Equity	Deferred	All Other
	Fees earned	Stock	Option	Incentive	Compensation	Compensation
	or paid in	Awards	Awards	Compensation	Earnings	(Deferred)	Total
Director	cash ($)	($)	($)(1)	($)	($)(2)	($)	($)

Gary Burks	$18,900	$0	$0	$0	$0	$0	$18,900
Orin N. Bennett	$26,153	$0	$0	$0	$5,562	$0	$31,695
Dave Bonuccelli	$17,050	$0	$0	$0	$1,815	$0	$18,865
Welton Carrel (3)	$11,050	$0	$0	$0	$31,570	$0	$42,620
Russell L. Duclos	$31,350	$0	$0	$0	$26,479	$0	$57,829
Kenneth R. Gifford, Jr.	$38,750	$0	$0	$0	$35,335	$0	$74,085
Jon Halfhide	$18,850	$0	$0	$0	$3,840	$0	$22,690
David H. Scott	$35,150	$0	$0	$0	$17,634	$0	$52,784
Lyle L. Tullis	$20,650	$0	$0	$0	$12,613	$0	$33,263

1)	The value of the stock option award is computed based upon the grant date fair value, consistent with FASB ASC Topic 718.

2)	Long term directors have had the opportunity to defer fee income as of January 1, 1993. Item (2) represents the interest paid on such balances. Differences in earnings are based upon the balances in the deferred accounts.

3)	Mr. Carrel retired from the Company’s Board of Directors effective May 31, 2009.
Annual Compensation
Compensation paid to non-employee directors consists of cash (in the form of a monthly retainer and meeting fees) and equity (in the form of stock option grants) and participation in the Directors Deferred Compensation Plan. The Compensation Committee is responsible for all matters related to directors’ compensation in connection with reviewing and establishing or recommending to the Board of Directors non-employee director compensation. Generally, the Compensation Committee will review the amount of director compensation at least annually. For purposes of establishing director compensation, the Compensation Committee evaluated directors’ compensation as compared to detailed public company information provided by Equilar®, a leading marketer for benchmarking executive compensation and a trusted data provider to NASDAQ. As a result of the benchmarking, our director compensation fell in the 53rd percentile.
A director who is an officer/employee of the Company or of a subsidiary is not compensated for his or her membership on the Board of Directors.
Monthly Retainer and Meeting Fees
Each independent director of the Company receives a $500 monthly retainer. Independent Directors are paid $800 for each Board of Directors meeting attended and $250 for each committee meeting attended. Committee chairpersons are paid an additional $50 per meeting. The Chairman of the Board is paid an additional $750 per month and the Chairman of the Audit Committee is paid an additional $375 per month.

Equity Compensation
Independent directors are also eligible to participate in the 2008 Stock Option Plan, as determined by the Compensation Committee. A non-employee director may receive a stock option at a discounted exercise price per share equal to 85% of the closing price of one share of common stock as reported on NASDAQ on the date of the meeting when the option is granted.
Compensation Committee Interlocks and Insider Participation
Almost all of our directors and some of their respective family members and or affiliated entities had certain relationships and/or transactions with the Company, as described below.
Family Relationships
No current directors have family members who are employed by the Company or a subsidiary.
Lending and Other Ordinary Business Transactions
Almost all of our directors as well as some of their respective family members and/or affiliated entities engaged in loan transactions and/or had other extensions of credit in the ordinary course of business with our banking and mortgage subsidiaries. All of these transactions were on substantially the same terms, including interest rates, collateral and repayment and other terms, as those available at the time for similar transactions with unrelated parties. None of these loans or credit transactions involves more than the normal risk of collectability or presents other unfavorable features.
Policy and Procedures on Related Person Transactions
The Company adopted its Code of Ethics to promote a “tone at the top” of highest ethical standards within the Company. The Code of Ethics requires all Company personnel to make immediate disclosure of situations that might create a conflict of interest, or the perception of a conflict of interest, which includes transactions involving entities with which such personnel are associated. The Board of Directors recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Such transactions, after full disclosure of the material terms to the Board, must be approved by the members of the Board who are not parties to the specific transaction and to determine that the transactions are just and reasonable to the Company at the time of such approval, with those members of the Board (if any) who have an interest in the transaction abstaining. Such procedures are consistent with the terms of California corporate law but the Company does not presently have a written policy evidencing such terms.
No member of the Executive Compensation Committee of the Board of Directors serves or has served as a bank officer or employee of Bank of Commerce Holdings or its subsidiaries.

Compensation Committee Report
The Executive Compensation Committee is appointed by the Board of Directors to discharge its responsibilities relating to compensation for the Company’s directors and officers. The Executive Compensation Committee has overall responsibility for approving and evaluating the director and officer compensation plans, policies and programs of the Company. All actions taken by the Executive Compensation Committee are ratified by the full Board of Directors of the Company. The Executive Compensation Committee has the sole authority to retain and terminate any legal counsel or compensation or other consultant to be used to assist in the evaluation of directors’ or executive compensation and has sole authority to approve the consultant’s fees and other retention terms. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2009.
In addition, in connection with its participation in the United States Department of Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Executive Compensation Committee is required to meet every six months with the Company’s Chief Risk Officer or other senior risk officers to discuss and review the relationship between the Company’s risk management policies and practices and its senior executive officer (SEO) incentive compensation arrangements, identifying and making reasonable efforts to limit any features in such compensation arrangements that might lead to the SEOs taking unnecessary or excessive risks that could threaten the value of the Company. The Executive Compensation Committee, on behalf of the Company, must certify that it has completed the review and taken any necessary actions. In addition, Treasury Guidance (TG-15), issued February 4, 2009, requires that companies participating in a “generally available capital program” explain why compensation arrangements do not encourage excessive and unnecessary risk-taking.
In response to this requirement, during the first quarter 2010 the Compensation Committee met with Robert Oberg, who has been identified by the Board as the Company’s Chief acting Risk Officer. The Chief Risk Officer presented the Executive Compensation Committee with an overview of the Company’s overall risk structure and the top risks identified within the Company, and discussed the process by which he had analyzed the risks associated with the executive compensation program. This process included, among other things, a comprehensive review of the program and discussions with senior Human Resources personnel of the Company. Incentive compensation is measured and paid to each SEO based on both the Company’s performance and individual performance. In assessing the officer’s total awards, the Executive Compensation Committee reviews each component of an officer’s compensation and considers and evaluates pay mix, the competitive market, the value of total pay, benefits and perquisites. These reviews are recorded in a survey format. The Company’s Chief Risk Officer has reviewed the Executive Compensation Committee surveys and concluded that the Company’s incentive compensation plan does not significantly incent SEO’s to take excessive or unnecessary risk that may significantly result in a material devaluation of the Company. In general, the committee’s responses suggest that the Company’s overall executive compensation incentives pose a low risk to the devaluation of the Company. The responses also suggest that, in the committee’s opinion, the Company’s long-term incentives tend to results in a medium level of credit risk. A medium level of risk, particularly credit risk, is to be expected as typical of all financial institutions whose value is dependent upon the taking of risk.
The Executive Compensation Committee reviewed with the Chief Risk Officer the structure of the Company’s overall executive compensation program. This review included, without limitation, the upside and downside compensation potential under the Company’s annual incentive plans; the long-term view encouraged by the design and vesting features of the Company’s long-term incentive arrangements; and the extent to which the Executive Compensation Committee and the Company’s management monitor the program. Based on its analysis of these and other factors, the Executive Compensation Committee determined that the Company’s executive compensation program does not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company, and that no changes to the program were required for this purpose.

The required certification of the Executive Compensation Committee is provided in the Compensation and Human Resources Committee Report set forth following this Compensation Discussion and Analysis.
March 5, 2010
Respectfully submitted by the members of the Executive Compensation Committee,
Jon Halfhide, Chairman of the Executive Compensation Committee
Orin Bennett
Gary Burks

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 05, 2010 by:
•	each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock,

•	each of the Company’s directors and nominees,

•	each of the named executive officers, and

•	all directors and executive officers of the Company as a group.
Unless otherwise noted below, the address of each beneficial owner listed on the tables is c/o Bank of Commerce Holdings, 1951 Churn Creek Road, Redding, California 96002. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 8,711,495 shares of Common Stock outstanding on March 5, 2010.
In computing the number of shares of Common Stock beneficially owned by person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 5, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares of Common	Percentage
Name and Address of Beneficial Owner	Stock Beneficially Owned	of Class
Robert C. Anderson (1)	537,210	6.17%
Harry L. Grashoff, Jr. (2)	497,395	5.71%
Kenneth R. Gifford, Jr. (3)	256,560	2.95%
Patrick J. Moty (4)	164,924	1.89%
Russell L. Duclos (5)	150,000	1.72%
Lyle L. Tullis (6)	133,620	1.53%
David H. Scott (7)	99,211	1.14%
Orin Bennett (8)	47,600	0.55%
Linda J. Miles (9)	35,750	0.41%
Randall S. Eslick (10)	25,109	0.29%
Jon Halfhide (11)	18,880	0.22%
Ted Cumming (12)	14,550	0.17%
Joe Gibson (13)	9,500	0.11%
Sam Jimenez (14)	8,200	0.09%
Dave Bonuccelli (15)	7,495	0.09%
Gary Burks (16)	1,760	0.02%

All directors, executive officers and beneficial owners as a group (16 persons)	2,007,764	23.05%

1)	The address of Mr. Anderson is 1960 Bechelli Lane, Redding, California 96002. Includes 537,210 shares held by the Anderson Family Revocable Living Trust, of which Mr. Anderson is a co-trustee and shares voting and investment power with respect to such shares. Mr. Anderson is retired as Founding Chairman of the Board of the Company.

2)	The address of Mr. Grashoff is 3162 Pinot Path, Redding, California 96001. Includes 456,145 shares held by the Grashoff Family Revocable Trust of which Mr. Grashoff and his spouse are co-trustees, 18,612 shares held separately in his spouse’s IRA account, 22,638 held individually in an IRA account. Mr. Grashoff is the Founding President & CEO and Retired Chairman of the Company.

3)	Includes 236,760 shares held jointly with Mr. Gifford’s spouse and 19,800 shares held by Gifford Construction, Inc.

4)	Includes 50,100 shares jointly with Mr. Moty’s spouse, 85,524 shares in the Bank of Commerce 401(k) Plan to which Mr. Moty has voting powers as Trustee and 29,300 shares issuable to Mr. Moty upon the exercise of options exercisable within 60 days of March 31, 2010.

5)	Includes 150,000 shares held by the Duclos Family Trust of whom Mr. Duclos and his spouse are co-trustees.

6)	Includes 125,583 shares held jointly with Mr. Tullis’ spouse and 7,000 shares held separately in his spouse’s name and 1,037 shares issuable to Mr. Tullis upon the exercise of options exercisable within 60 days of March 31, 2010.

7)	Includes 75,991 shares held jointly with Mr. Scott’s spouse, 204 shares held individually by his spouse, 6,991 shares in 401(k) retirement plan, 16,025 shares in his spouse’s individual retirement account.

8)	Includes 2,000 shares held jointly with Mr. Bennett’s spouse, 36,000 shares held by the Bennett Family Revocable Trust and 9,600 shares issuable to Mr. Bennett upon the exercise of options exercisable within 60 days of March 31, 2010.

9)	Includes 19,750 shares held by the Miles Family Trust of whom Mrs. Miles and her spouse are co-trustees, and 16,000 shares issuable to Ms. Miles upon the exercise of options exercisable within 60 days of March 31, 2010.

10)	Includes 5,109 shares held individually in an IRA account and 18,000 shares issuable to Mr. Eslick upon the exercise of options exercisable within 60 days of March 31, 2010.

11)	Includes 10,700 shares held by the Halfhide Family Trust of which Mr. Halfhide is co-trustee with his spouse Teresa, 500 shares held jointly with his spouse, and 7,680 shares issuable to Mr. Halfhide upon the exercise of options exercisable within 60 days of March 31, 2010.

12)	Includes 14,550 shares issuable to Mr. Cumming upon the exercise of options exercisable within 60 days of March 31, 2010.

13)	Includes 9,500 shares held individually by Mr. Gibson.

14)	Includes 8,200 shares issuable to Mr. Jimenez upon the exercise of options exercisable within 60 days of March 31, 2010.

15)	Includes 7,495 shares held in two retirement plan trusts of which Mr. Bonuccelli is trustee.

16)	Includes 1,760 shares held jointly by Mr. Burks and his spouse Ramona.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Some of the directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Company in the ordinary course of the Company’s business during 2009 and the Company expects to have such transactions in the future.
All loans and commitments included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Company, did not involve more than a normal risk of collectability or present other unfavorable features.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Moss Adams LLP, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were $197,636 and $166,426, respectively.
Audit-Related Fees
Moss Adams LLP, did not render any professional services for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2009 and December 31, 2008.
Tax Fees
Moss Adams LLP did not render any professional services for tax compliance, tax advice, or tax planning during 2009. Tax fees paid in 2009 was approximately $9,500 and paid in 2008 was approximately $7,500.
All Other Fees
The aggregate fees billed by Moss Adams LLP for services rendered to the Company, other that the services described under “Audit Fees” and “Audit-Related Fees” and tax fees amount to $0 and $0 for the fiscal years December 31, 2009 and 2008, respectively.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended, incorporated by reference to EX-3.1 of the Form 10-12G filed 12/4/1998.

3.2	Bylaws, as amended, incorporated by reference to EX-3.1 of the Form 8-K filed 05/15/2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of determination for the Series A Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 11/19/2008.

4.3	Form of Certificate for the Series A Preferred Stock, incorporated by reference to EX-4.2 of the Form 8-K filed 11/19/2008.

4.4	Warrant for purchase of shares of Common stock, incorporated by reference to EX-4.3 of the Form 8-K filed 11/19/2008.

10.1	Letter Agreement, dated November 14, 2008, between Bank of Commerce Holdings and the United States Department of the Treasury, which includes the Securities Purchase Agreement Standard terms attached thereto, with respect to the issuance of the Series A Preferred Stock and Warrant, incorporated by reference to EX-10.1 of the Form 8-K filed 11/19/2008.

10.2	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998.

10.3	1998 Stock Option Plan, incorporated by reference to EX-10.3 of the Form 10-12G filed 12/4/1998.

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998.

10.5	Form of Non-statutory Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.5 of the Form 10-12G filed 12/4/1998.

10.7	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998.

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998.

10.10	Employment contracts dated April 2001, incorporated by reference to EX-10.10 of the Form 8-K filed 9/27/2001.

10.11	Affiliated Business Arrangement Agreement, incorporated by reference to EX-10.11 of the Form 8-K filed 8/20/2004.

10.12	Office building lease by and between Waybright #3 Partners and Redding Bank of Commerce dated 9/23/2005 incorporated by reference to EX-99.1 of the Form 8-K filed 9/26/2005.

10.13	Amendment to Employment contracts dated April 2001, incorporated by reference to EX-99.1 &99.2 of the Form 8-K filed 12/21/2005.

10.14	Change in Control Agreements, incorporated by reference to EX-99.1-99.4 of the Form 8-K filed 12/21/2005.

10.15	Salary Continuation Blais, incorporated by reference to EX-10.15 of the Form 8-K filed 12/19/2006.

10.16	Salary Continuation Moty, incorporated by reference to EX-10.16 of the Form 8-K filed 12/19/2006.

10.17	Salary Continuation Eslick, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006.

Exhibit
Number	Description of Document
10.19	Employment Agreement Miles, incorporated by reference to EX-10.19 of the Form 8-K filed 1/03/2007.

10.21	Salary Continuation Miles, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007.

10.22	Employment Agreement Moty, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007.

10.23	Salary Continuation Moty, incorporated by reference to EX-10.23 of the Form 8-K filed 9/28/2007.

10.24	Employment contracts dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008.

10.25	Employment Agreement Matranga, incorporated by reference to EX-10.22 of the Form 8-K filed 11/26/2008.

14.0	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003.

21.1	Subsidiaries of the Company, incorporated by reference to EX-21.1 of the Form 10-12G filed 12/4/1998.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney see page 144.

31.1	Certification of Patrick J. Moty pursuant to Exchange Act Rule 13a-14(a) or 15d – 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d – 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 1350.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 05, 2010.

BANK OF COMMERCE HOLDINGS
By	/s/ Patrick J. Moty
Patrick J. Moty
President, Chief Executive Officer and Director of Redding Bank of Commerce

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. Moty and Samuel D. Jimenez, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Patrick J. Moty	President, Chief Executive Officer and	March 05, 2010

/s/ Samuel D. Jimenez	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 05, 2010

/s/ Kenneth R. Gifford, Jr.	Chairman of the Board	March 05, 2010

/s/ Russell L. Duclos	Director	March 05, 2010

/s/ David H. Scott	Director	March 05, 2010

/s/ Lyle L. Tullis	Director	March 05, 2010

/s/ Jon Halfhide	Director	March 05, 2010

/s/ Orin Bennett	Director	March 05, 2010

/s/ Gary Burks	Director	March 05, 2010

/s/ Dave Bonuccelli	Director	March 05, 2010

/s/ Joseph Gibson	Director	March 05, 2010