Form 10-Q
period 2010-03-31
Bank of Commerce Holdings
filed 2010-05-07
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Outstanding shares of Common Stock, no par value, as of April 30, 2010: 16,991,845

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2010 (unaudited), December 31, 2009 and March 31, 2009 (unaudited)

	March 31,	December 31,	March 31,
Dollars in thousands	2010	2009	2009
ASSETS
Cash and due from banks, noninterest bearing	$57,599	$36,902	$38,965
Interest bearing due from banks	32,149	31,338	—
Federal funds sold and securities purchased under agreements to resell	—	—	56,655

Cash and cash equivalents	89,748	68,240	95,620

Securities available-for-sale, at fair value (including pledged collateral of $60,130 at March 31, 2010, $55,672 at December 31, 2009 and $66,210 at March 31, 2009)	77,571	80,062	105,538

Portfolio Loans, net of the allowance for loan losses of $12,197 at March 31, 2010, $11,207 at December 31, 2009 and $7,701 at March 31, 2009	596,787	590,023	525,182
Mortgage loans held for sale	16,591	27,288	—
Bank premises and equipment, net	9,975	9,980	10,553
Goodwill	3,727	3,727	—
Other real estate owned	3,395	2,880	2,934
Other assets	32,899	31,206	25,509

TOTAL ASSETS	$830,693	$813,406	$765,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$65,213	$69,448	$66,351
Demand — interest bearing	150,528	163,814	138,231
Savings accounts	72,756	65,414	72,873
Certificates of deposit	330,546	341,788	270,490

Total deposits	619,043	640,464	547,945

Securities sold under agreements to repurchase	18,820	9,621	10,813
Federal Home Loan Bank and Federal Reserve Bank borrowings	70,000	70,000	120,000
Other liabilities	9,554	9,050	7,716
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	732,882	744,600	701,939
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding on March 31, 2010, December 31, 2009, and March 31, 2009	16,663	16,641	16,573
Common stock , no par value, 50,000,000 shares authorized; 15,911,495 shares issued and outstanding at March 31, 2010, 8,711,495 issued and outstanding on December 31, 2009 and at March 31, 2009	38,495	9,730	9,679
Common Stock Warrant	449	449	449
Retained earnings	39,781	39,004	36,541
Accumulated other comprehensive income, net of tax	353	657	155

Total Equity – Bank of Commerce Holdings	95,741	66,481	63,397
Non controlling interest in subsidiary	2,070	2,325	—

Total stockholders’ equity	97,811	68,806	63,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$830,693	$813,406	$765,336

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended March 31, 2010, December 31, 2009 and March 31, 2009

	For Three Months Ended:
	March 31,	December 31,	March 31,
Amounts in thousands, except for per share data	2010	2009	2009
Interest income:
Interest and fees on loans	$9,051	$9,184	$8,049
Interest on tax-exempt securities	322	311	296
Interest on U.S. government securities	439	676	1,192
Interest on federal funds sold and securities purchased under agreements to resell	1	1	25
Interest on other securities	270	266	117

Total interest income	10,083	10,438	9,679

Interest expense:
Interest on demand deposits	230	229	307
Interest on savings deposits	219	221	281
Interest on certificates of deposit	1,761	1,906	1,881
Securities sold under agreements to repurchase	12	13	14
Interest on FHLB and other borrowings	136	172	581
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	208	208	215

Total interest expense	2,566	2,749	3,279

Net interest income	7,517	7,689	6,400
Provision for loan and lease losses	2,250	3,150	1,425

Net interest income after provision for loan and lease losses	5,267	4,539	4,975

Noninterest income:
Service charges on deposit accounts	82	94	92
Payroll and benefit processing fees	128	105	134
Earnings on cash surrender value — Bank owned life insurance	108	107	86
Net gain on sale of securities available-for-sale	931	454	404
Merchant credit card service income, net	54	68	74
Mortgage brokerage fee income	2,539	2,112	—
Other income	100	120	75

Total noninterest income	3,942	3,060	865

Noninterest expense:
Salaries and related benefits	3,711	3,209	2,127
Occupancy and equipment expense	1,110	1,339	572
FDIC insurance premium	251	279	273
Data processing fees	89	51	111
Professional service fees	400	146	159
Payroll and benefit fees	29	26	34
Deferred compensation expense	118	118	119
Stationery and supplies	80	44	53
Postage	42	36	81
Directors’ expense	84	67	37
Other expenses	1,271	802	394

Total noninterest expense	7,185	6,117	3,960

Income before provision for income taxes	2,024	1,482	1,880
Provision for income taxes	744	43	610

Net Income	1,280	1,439	1,270
Less: Net (loss) income attributable to non-controlling interest	(255)	33	—
Net Income attributable to Bank of Commerce Holdings	$1,535	$1,406	$1,270

Less: preferred dividend and accretion on preferred stock	(235)	(235)	(237)
Income available to common stockholders	$1,300	$1,171	$1,033

Basic earnings per share	$0.15	$0.13	$0.12
Weighted average shares — basic	8,871	8,711	8,711
Diluted earnings per share	$0.15	$0.13	$0.12
Weighted average shares — diluted	8,871	8,711	8,711
Cash dividends declared	$0.06	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2010 (Unaudited)

							Accumulated	Subtotal	Non
							Other Comp-	Bank of	Controlling
	Comprehensive	Preferred		Common	Stock	Retained	Income (Loss),	Commerce	Interest in
Dollars in Thousands	Income	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total
Balance at December 31, 2009		$16,641	$449	8,711,495	$9,730	$39,004	$657	$66,481	$2,325	$68,806

Comprehensive Income:
Net Income (loss)	$1,280					1,535		1,535	(255)	1,280
Other Comprehensive Income:
Unrealized gains on securities, net of tax	244
Less: reclassification adjustment for gains included in net income, net of tax	(559)

Total Other Comprehensive Income	965
Less: Other Comprehensive loss non-controlling interest	(255)
Total Comprehensive Income — BOCH	$1,220						(304)	(304)		(304)

Accretion on Preferred Stock		22				(22)		—		—
Common cash dividends ($0.06 per share)						(523)		(523)		(523)
Preferred stock dividend						(213)		(213)		(213)
Compensation expense associated with stock options					13			13		13
Issuance of new shares, net of issuance costs ($4.25 per share)				7,200,000	28,752			28,752		28,752
Balance at March 31, 2010		$16,663	$449	15,911,495	$38,495	$39,781	$353	$95,741	$ ,2,070	$97,811

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2010 and 2009

	March 31,	March 31,
Dollars in thousands	2010	2009
Cash flows from operating activities:
Net income	$1,280	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,250	1,425
Provision for depreciation and amortization	232	260
Compensation expense associated with stock options	13	29
Write down of Other Real Estate Owned	184	—
Gross proceeds from sales of loans held for sale	141,752	—
Gross originations of loans held for sale	(141,662)	—
Gain on sale of securities available-for-sale	(931)	(404)
Amortization of investment premiums and accretion of discounts, net	(3)	51
Gain on sale of fixed assets	(1)	—
(Increase)/decrease in deferred income taxes	(730)	193
Increase in cash surrender value of bank owned life policies	(92)	(86)
Effect of changes in:
Other assets	(668)	548
Deferred compensation	118	82
Deferred loan fees	(37)	11
Other liabilities	909	600

Net cash from operating activities	2,614	3,979

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	3,015	11,820
Proceeds from sales of available-for-sale securities	18,158	20,379
Purchases of available-for-sale securities	(18,266)	(5,631)
Purchases of home equity loan portfolio	(14,801)	—
Investment in bank owned life policies	—	(1,191)
Loan origination, net of principal repayments	15,743	(7,672)
Purchases of Bank premises and equipment, net	(227)	(140)

Net cash from investing activities	3,622	17,565

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(10,179)	(13,541)
Net (decrease) increase in certificates of deposit	(11,242)	6,204
Net increase (decrease) in securities sold under agreement to repurchase	9,199	(3,040)
Cash dividends paid on common stock	(1,045)	(523)
Cash dividends paid on preferred stock	(213)	(215)
Net proceeds from issuance of common stock	28,752	—

Net cash from (used in) financing activities	15,272	(11,115)

Net increase in cash and cash equivalents	21,508	10,429
Cash and cash equivalents, beginning of period	68,240	85,191

Cash and cash equivalents, end of period	$89,748	$95,620

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$400	$—
Interest	2,491	3,318
Transfer of loans to other real estate owned	699	—
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Bank of Commerce Holdings is a financial services company providing banking, investments and mortgage banking through branch locations, the internet and other distribution channels. The unaudited condensed consolidated financial statements include the accounts of Bank of Commerce Holdings (the “Holding Company”) and its wholly owned subsidiaries Redding Bank of Commerce™ and Roseville Bank of Commerce™ (“BOC” or the “Bank”) and its majority owned subsidiary, Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements audited by Moss Adams, LLP, a registered public accounting firm, as indicated in their report not included herein, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information contained in this report reflects all adjustments that in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current financial statement presentation with no effect on previously reported equity and net income.
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Although our estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the Company’s results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment on investment securities, allowance for loan and lease losses, and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan and lease losses, and changes to tax positions.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2009 Annual Report on Form 10-K. The results of operations and cash flows for the 2010 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.
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
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(In Thousands)

Total consideration at fair value	$2,465
Fair value of non-controlling interest	2,062

$4,527

Net acquisition date fair value of assets acquired	($800)

Goodwill	$3,727
Total consideration paid in the acquisition consisted of $1.5 million in cash and $965 thousand in contingent consideration measured at fair value. No assets or liabilities arose out of contingencies. Goodwill totaling $3.7 million is not being amortized for book purposes under current accounting guidelines. Goodwill is not deductible for tax purposes. No other intangible assets, other than goodwill were recorded as a result of the business combination.
The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

Pro-Forma Income Statement	Three Months Ended March 31, 2009
(In Thousands)	Bank	Mortgage	Parent	Intercompany	Consolidated

Interest income:
Total interest income	9,599	—	103	(23)	9,679
Interest expense:
Total interest expense	3,087	19	215	(23)	3,298

Net interest income	6,512	(19)	(112)		6,381
Provision for loan and lease losses	1,425	28	—	—	1,453

Net interest income after provision for loan losses	5,087	(47)	(112)	—	4,928
Noninterest income:
Mortgage brokerage fee income	0	1,885	—	—	1,885
Other noninterest income	865	—	—	—	865

Total noninterest income	865	1,885	—	—	2,750
Noninterest expense:
Salaries and related benefits	2,094	890	32	—	3,016
Occupancy and equipment expense	572	212	—	—	784
Other noninterest expense	1,184	524	78	—	1,786

Total noninterest expense	3,850	1,626	110	—	5,586
Income before provision for income taxes	2,102	212	(222)	—	2,092
Provision for income taxes	610	—	—	—	610

Net Income	1,492	212	(222)	—	1,482
Less: Net income attributable to non-controlling interest	—	(103)	—	—	(103)

Net Income attributable to Bank of Commerce Holdings	$1,492	$109	$(222)	—	$1,379

Less: Preferred dividend and accretion on preferred stock	—	—	(237)	—	(237)

Income available to common shareholders	$1,492	$109	$(459)	=	$1,142

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
ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. Our adoption of this ASU in the first quarter of 2010 did not have an impact on our financial condition or results of operations.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
4. Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with Preferred Stock. The following table displays the computation of earnings per share for the three months ended March 31, 2010 and 2009.

(Amounts in thousands, except per share data)	Three Months Ended
Earnings Per Share	March 31, 2010	March 31, 2009

Basic EPS Calculation:
Net income attributable to Bank of Commerce Holdings	$1,535	$1,270
Less: dividend on Preferred Stock	(213)	(215)
Less: accretion on Preferred Stock	(22)	(22)

Numerator: Earnings available to common stockholders	$1,300	$1,033

Denominator (average common shares outstanding)	8,871	8,711

Basic earnings per Share	$0.15	$0.12

Diluted EPS Calculation:
Net income attributable to Bank of Commerce Holdings	$1,535	$1,270
Less: dividend on Preferred Stock	(213)	(215)
Less: accretion on Preferred Stock	(22)	(22)

Numerator: Earnings available to common stockholders	$1,300	$1,033

Denominator:
Average common shares outstanding	8,871	8,711

Plus incremental shares from assumed conversions
Stock Options	—	—
Warrants	—	—

	8,871	8,711

Diluted earnings per Share	$0.15	$0.12
Anti-dilutive options not included in EPS Calculation	282	615
Anti-dilutive warrants not included in EPS Calculation	405	405
5. Stock Option Plans
For the first three months of 2010, stock option compensation expense charged against income was $12,549 compared to $28,902 at March 31, 2009. At March 31, 2010, there was $91,122 of total unrecognized compensation costs related to non-vested share based payments for named officers and directors. This amount is expected to be recognized over a period of 4.4 years. No options were granted during the first three months of 2010.
During the three months ended March 31, 2010 and 2009 no stock options were exercised.

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
Total available-for-sale securities decreased $2.5 million or 3.1% at March 31, 2010 compared to December 31, 2009. As of March 31, 2010, the Company has pledged a total of $60.1 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities at:

	As of March 31, 2010
(Dollars in thousands)		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury and agencies	$19,999	$41	$(47)	$19,993
Obligations of state and political subdivisions	34,967	589	(115)	35,441
Residential mortgage backed securities and collateralized mortgage obligations	19,702	407	(292)	19,817
Other asset backed securities	2,320	—	—	2,320

Total	$76,988	$1,037	$(454)	$77,571

	As of December 31, 2009
(Dollars in thousands)		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury and agencies	$18,500	$101	$—	$18,601
Obligations of state and political subdivisions	32,184	547	(85)	32,646
Residential mortgage backed securities and collateralized mortgage obligations	28,278	869	(332)	28,815
Other asset backed securities	—	—	—	—
Total	$78,962	$1,517	$(417)	$80,062
The amortized cost and estimated fair value of available-for-sale securities at March 31, 2010 are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	5,220	5,294
Due after five years through ten years	16,835	16,888
Due after ten years	54,933	55,389

Total	$76,988	$77,571
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and Other Than Temporary Impairment (“OTTI”), otherwise defined as an unrealized loss. When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at March 31, 2010 and has determined that no securities are other than temporarily impaired.
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
The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at March 31, 2010. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of March 31, 2010

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agencies	$10,020	$(47)	—	—	$10,020	$(47)
Obligations of state and political subdivisions	10,208	(115)	—	—	10,208	(115)
Residential mortgage backed securities and collateralized mortgage	5,506	(292)	—	—	5,506	(292)
Total temporarily impaired securities	$25,734	$(454)	$0	$0	$25,734	$(454)

	As of December 31, 2009

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	8,517	(84)	500	(1)	9,017	(85)
Residential mortgage backed securities and collateralized mortgage	7,516	(332)	—	—	7,516	(332)
Total temporarily impaired securities	$16,033	$(416)	$500	$(1)	$16,533	$(417)
U.S. Treasury and agency securities
The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities.
Obligations of state and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. These investments are exclusively investment grade and were underwritten in accordance with our investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision.

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
As a result of the stock purchase agreement and acquisition of 51% of the capital stock of Simonich Corporation, d.b.a. BOC Mortgage Services™, the Company has recorded goodwill (See note 2). Impairment testing will be performed on an annual basis each June.
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at March 31, 2010 was 3.55%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a fixed rate, at 6.12% until September 10, 2010, after which the rate will reset on a quarterly basis to equal 3-Month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.
However, so long as no event of default, as described below, has occurred under the Notes, the Company may, at any time and from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters. No payments to date have been deferred.
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
11. Commitments and contingent liabilities
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2010 are below:

(Dollars in thousands)

Operating Leases
2010	$636
2011	775
2012	606
2013	488
2014	498
Thereafter	447

Total	$3,450

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FHLB Advances – The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $70,000,000 as of March 31, 2010 and $120,000,000 as of March 31, 2009. The Company has one $15,000,000 FHLB advance, and one $40,000,000 advance bearing fixed rates of 0.16% with interest payable monthly. In addition, the Company has one floating rate advance for $15,000,000. The floating rate adjusts quarterly to 3 month libor plus 1 basis point, and interest on the principal is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

(In Thousands)
Advance Amount	Interest Rate	Maturity
$40,000,000	0.16%	4/26/2010
$15,000,000	0.16%	5/19/2010
$15,000,000	0.26%	3/5/2013
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6,110,000 and to pledge $196,687,478 of its commercial and real estate mortgage loans and $24,380,419 of its securities portfolio to the FHLB as collateral as of March 31, 2010. At March 31, 2010, the Bank had available borrowing lines at the FHLB of $108,719,599 and a federal fund borrowing line at a correspondent bank totaling $10,000,000.
FRB Advances – The Company may periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). FRB borrowings outstanding were $0 as of March 31, 2010 and $0 as of March 31, 2009. The FRB’s discount window credit facility is limited to overnight borrowings. The Company has pledged $91.7 million in commercial and industrial loans as collateral as of March 31, 2010, and had available borrowing lines at the FRB of $58.7 million.
Off-Balance Sheet Financial Instruments – In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to customers.
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
The Company’s commitments to extend credit are illustrated below:

	March 31, 2010	March 31, 2009
Credit Commitments
Unfunded loan commitments	$116,232,721	$151,329,729
Standby letters of credit	4,290,307	6,785,969
Guaranteed commitments outstanding	1,324,799	1,350,399

	$121,847,827	$159,466,097

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
The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into best efforts forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and best efforts forward delivery contracts with investors associated with mortgage loans receivable held for sale. The Company’s derivative instruments consist primarily of best efforts IRLC’s executed with borrowers which are offset against best efforts forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income. The net impact of the best efforts IRLC’s and commitments to deliver is not considered significant. At March 31, 2010 the Company did not maintain any open positions or any other outstanding derivative loan commitments.
12. Accounting for Income Tax and Uncertainties
The Company’s effective income tax rate was 32.50% in the first quarter 2010 compared with 32.41% in the first quarter 2009. The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. The increase is primarily attributable to increased tax expense (with a comparable increase in interest income). The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Non-controlling interests are presented in the income statement such that the consolidated income statement includes amounts from both the Company interests and the non-controlling interests. As a result, the effective tax rate is calculated by dividing income tax expense by income before income tax expense less the net income from non-controlling interests.
13. Fair Value Measurement
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as impaired loans and certain other assets including other real estate owned and mortgages held for sale. These non recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.
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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(In Thousands)
Recurring Basis		Fair Value Measurements
At March 31, 2010
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	March 31, 2010	Level (1)	(Level 2)	(Level 3)

Available-for-sale securities	$77,571,142	$—	$77,571,142	$—
Total assets measured at fair value	$77,571,142	$—	$77,571,142	$—

Liabilities

Total liabilities measured at fair value	$—	$—	$—	$—

Recurring Basis		Fair Value Measurements
		At December 31, 2009
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets For	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	Level (1)	(Level 2)	(Level 3)

Available for sale securities	$80,062,136	$—	$80,062,136	$—

Total Assets Measured at fair value	$80,062,136	$—	$80,062,136	$—

Total Liabilities Measured at fair value	$—		$—

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

(In Thousands)
Non Recurring Basis		Fair Value Measurements
		At March 31, 2010
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets For	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$11,049,354	$—	$—	$11,049,354
Other real estate owned	3,395,161	$—	$—	3,395,161

Total Assets Measured at fair value	$14,444,515			$14,444,515

Liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

Non Recurring Basis		Fair Value Measurements
At December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets For	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2009	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$5,278,493	$—	$—	$5,278,493
Other real estate owned	2,879,956	$—	$—	2,879,956

Total Assets Measured at fair value	$8,158,449			$8,158,449

Liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows adjusted for credit losses. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were collateral dependent and were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non recurring Level 3.
Other Real Estate Owned — The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. At March 31, 2010, the estimated fair value was based on the fair value of the other real estate owned, supported by current appraisals. The Company records other real estate owned as a nonrecurring Level 3.
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
          The estimated fair values of the Company’s financial instruments are approximately as follows:

	March 31, 2010
	Contract	Carrying
(In Thousands)	Amount	Amount	Fair Value
Financial Assets:
Cash and cash equivalents		$89,748	$89,748
Portfolio Loans, net		596,787	607,243
Mortgages held for sale		16,591	16,591
Accrued interest on loans		2,870	2,870
Accrued interest on securities		720	720
Financial Liabilities:
Demand and savings		288,497	288,497
Fixed rate certificates		328,860	331,332
Variable certificates		1,686	1,686
Accrued interest on deposits and borrowings		424	424
Securities sold under agreements to repurchase		18,820	18,820
Federal Home Loan Borrowings		70,000	15,000
Earn out payable		965	965
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465

Off balance sheet financial instruments:	$116,232,721
Commitments to extend credit	4,290,307
Standby letters of credit	1,324,799
Guaranteed commitments outstanding
14. Transfer of Financial Assets
On March 12, 2010, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. The residential mortgage home equity loan portfolio (“portfolio”) was purchased from an unrelated private equity firm in exchange for a combination of approximately $7.0 million in carrying value of certain impaired loans measured at fair value and cash of approximately $14.8 million. The impaired loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards. The acquisition of the residential mortgage home equity loan portfolio and the transfer of certain impaired loans was accounted for as a transfer of financial assets, requiring the assets obtained to be initially measured at fair value and reflected as proceeds from the transfer.
In addition, the assets transferred (cash and certain impaired loans) should be derecognized with a corresponding gain or loss recorded. The Company initially measured the acquired loan portfolio at fair value, equal to the price paid to acquire the portfolio. The fair value of the acquired loan portfolio was measured at $21.7 million. As a result of this transfer of financial assets, no gain or loss was recorded.

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
The following table represents financial information about the Company’s reportable segments as of March 31, 2010. Balances reported are net of intercompany items. Intercompany items relate primarily to intercompany deposits and borrowings.

(In Thousands)	Bank	Mortgage	Parent	Consolidated
Net interest income (expense)	$7,673	($1)	($155)	$7,517
Provision for loan and lease losses	2,250	—	—	2,250
Total noninterest income	1,548	2,394	—	3,942
Total noninterest expense	4,408	2,638	139	7,185
Income before provision for income taxes	2,563	(245)	(294)	2,024
Provision for income taxes	744	—	—	744
Net Income	1,819	(245)	(294)	1,280
Less: Net loss attributable to non-controlling interest	—	(255)	—	(255)

Net Income attributable to Bank of Commerce Holdings	$1,819	$10	$(294)	$1,535

	Bank	Mortgage	Parent	Consolidated
Total assets	$815,515	$12,308	$2,870	$830,693
Total loans, gross	$606,559	$—	$2,425	$608,984
Total deposits	$619,043	$—	$—	$619,043
16. Common Stock Offering
On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury
On March 29, 2010 the Company announced the successful closing of the offering. Our Company received net proceeds from the offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses. The capital ratios of Bank of Commerce continue to be above well-capitalized guidelines established by regulatory agencies. With our strong capital position, we find significantly more opportunities now for acquisitions and expansion.
17. Subsequent Events
The Company has evaluated the effects of subsequent events that have occurred subsequent to period end March 31, 2010 and has determined that there were no material recognized or non-recognized subsequent events that require recognition or disclosure in our first quarter 2010 consolidated financial statements or Notes to the financial statements.

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk factors that may affect results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2009 to March 31, 2010. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2010, compared to the same period in 2009. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of March 31, 2010, we had $16.7 million in nonperforming assets, including other real estate owned of $3.4 million, which as a percentage of total assets was 2.02%. We also seek to maintain a prudent allowance for loan losses, which at March 31, 2010 was $12.2 million, representing 2.0% of our loan portfolio.

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
Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.
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
Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
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
Our available for sale equity holdings consist of shares of the Federal Home Loan Bank of San Francisco (“FHLB”). As of March 31, 2010, we held stock in the FHLB totaling $6.1 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of March 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.
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
The dividends accrued on the Series A Preferred Stock reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. The dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Series A Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
So long as shares of Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66-2/3% of the shares of Series A Preferred Stock outstanding is required for:
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
We expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. In addition, the FDIC recently approved a rule requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. Accordingly, the Bank prepaid deposit insurance premiums in the amount of $3.1 million on March 31, 2010. The rule also provides for increasing the FDIC assessment rates by three basis points effective January 1, 2011. There can be no assurance that the FDIC will not increase premiums further or levy additional special assessments, either of which could have a material adverse effect on our results of operations and financial condition.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, and the issuance of 405,405 shares underlying the warrant issued to the Treasury pursuant to the TARP Capital Purchase Program, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 15,911,495 shares were outstanding as of March 31, 2010. In addition there are 282,080 shares subject to common stock options outstanding with a weighted average exercise price of $8.46 per share.
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
On March 23, 2010, we filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement.
On March 29, 2010 the Company announced the successful closing of the offering. The Company received net proceeds from the offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses. The shares were sold in an underwritten public offering by Howe Barnes Hoefer & Arnett, Inc. acting as lead manager. There can be no assurance that we will be able to negotiate future acquisitions on terms acceptable to us. Investing the proceeds of the Offering in investment grade securities until we are able to deploy the proceeds would provide lower margins than we generally earn on loans, potentially adversely impacting shareholder returns, including earnings per share, net interest margin, return on assets and return on equity.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Anti-takeover provisions in our articles of incorporation could make a third party acquisition of us difficult.
In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that would require a supermajority vote of 66-2/3% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction would have to equal or exceed the greater of (a) the highest per share price paid by the Interested Shareholder (i) within two years of the transaction proposal announcement date, or (ii) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (b) the fair market value of the Common Stock on (i) the transaction proposal announcement date, or (ii) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).
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
At March 31, 2010, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.
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
At March 31, 2010, time certificates of deposit in excess of $100,000 represented approximately 40.06% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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
It is also our vision of the Company to remain independent, expanding our presence through internal growth and the addition of strategically important full service and focused service locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. We will strive to continue our expansion into profitable markets in order to build franchise value. We will distinguish ourselves from the competition by a commitment to efficient delivery of products and services in our target markets – to businesses and professionals, while maintaining personal relationships with mutual loyalty.
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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Management.”
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	March 31, 2010	March 31, 2009

Profitability
Return on average assets	0.75%	0.66%
Return on average equity	8.76%	8.05%
Average earning assets to total average assets	89.51%	93.80%
Interest Margin
Net interest margin	4.12%	3.55%
Asset Quality
Allowance for loan losses to total loans	2.00%	1.45%
Nonperforming assets to total assets	2.02%	2.94%
Net charge-offs to average loans	0.20%	0.41%
Liquidity
Loans to deposits	98.38%	97.25%
Liquidity ratio	49.78%	43.16%
Capital
Tier 1 risk-based capital — Bank	15.35%	11.44%
Total risk-based capital — Bank	16.61%	12.69%
Tier 1 risk-based capital — Company	14.90%	11.45%
Total risk-based capital — Company	16.16%	12.70%
Efficiency
Efficiency ratio	60.39%	54.48%
Financial Highlights — Results of Operations
Balance Sheet
Due to conservative loan underwriting, active servicing of problem credits, and maintenance of a healthy net interest margin, we have remained profitable during the recent economic downturn and positioned our Company to take advantage of growth opportunities in the coming years. For the first quarter 2010 we recorded net income attributable to Bank of Commerce Holdings of $1.5 million, and net income available to common stockholders of $1.3 million, or $0.15 per diluted share, after deducting preferred dividend payments made to the Treasury and accretion of preferred shares under the TARP Capital Purchase Program. This was an increase from $1.0 million of net income, or $0.12 per diluted share, reported in the first quarter 2009. As of March 31, 2010, we had total assets of $830.7 million, total loans of $609.0 million, an allowance for loan and lease losses of $12.2 million, or 2.00% of total loans, deposits outstanding of $619.0 million and stockholders’ equity of $97.8 million.
On March 12, 2010, the Company completed a loan “swap” transaction accounted for as a transfer of financial assets, which included the purchase of a pool of residential mortgage home equity loans with an estimated fair value of $21.8 million. The residential mortgage home equity loan portfolio (portfolio) was purchased from a private equity firm in exchange for a combination of approximately $7.0 million in carry value of certain impaired loans and cash of approximately $14.8 million. The impaired loans were transferred without recourse and were carried at fair value prior to the exchange, in accordance with accounting standards.
The real estate development properties and construction related portfolio is showing some signs of stability but generally remains under stress. The Company’s Commercial and Industrial portfolio has weakened, especially those borrowers tied to real estate. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. Net charge offs were $1.3 million for the three month period ended at March 31, 2010 compared to net charge offs of $2.2 million for the same period a year ago. The charge-offs were centered in real estate loans and commercial & industrial loans. OREO was $3.4 million at March 31, 2010 and $2.9 million for the same period a year ago. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Our Company has provided $2.3 million in provisions for loan and lease losses for the three months ended March 31, 2010 compared to $1.4 million for the same period a year ago. The Company’s allowance for loan losses was 2.00% of total portfolio loans at March 31, 2010 compared to 1.45% of total loans for the same period a year ago.
Our Company continues to maintain a relatively low-risk, liquid and valuable available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. During the three months ended March 31, 2010, the Company has recorded approximately $931 thousand in realized gains on sales of securities. Proceeds from the sales were used to fund loan growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
On March 23, 2010, we filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement. On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses. The capital ratios of Bank of Commerce continue to be above well-capitalized guidelines established by regulatory agencies. With our strong capital position, we find significantly more opportunities now for acquisitions, portfolio purchases and attractive loan and asset purchases.
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
Income Statement
Net income attributable to the Company’s common stockholders for the first quarter of 2010 totaled $1.3 million, an increase of 25.9% from the $1.0 reported for the same quarterly period of 2009. On the same basis diluted earnings per common share for the first quarter of 2010 was $0.15, compared to $0.12 for the same period of 2009. Return on average assets (ROA) and return on average equity (ROE) for the first quarter of 2010 were 0.75% and 8.76%, respectively, compared with 0.66% and 8.05%, respectively, for the first quarter of 2009.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended March 31, 2010 was $7.5 million compared with $6.4 million for the same period in 2009, an increase of 17.5%.
Average earning assets for the three-months ended March 31, 2010 increased $9.0 million or 1.3% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $92.3 million or 17.6% on average compared with the prior year period. Average loan yields decreased by 27 basis points to 5.87% during the period; the decrease in average loan yields is primarily due to the repricing of existing loans.
Average deposits and borrowings increased by $37.7 million over the same period a year ago. The yield on funding costs decreased to 1.57% compared with 2.13% for the same period a year ago. The downward repricing of deposits, especially time deposits, and Federal Home Loan Bank borrowings are the main contributors to the overall reduction in the company’s cost of funds.
A combination of reduced funding costs and an increase in the volume of higher yielding earning assets significantly improved the company’s net interest margin. Average interest bearing liabilities increased $37.7 million while total interest expense decreased $0.7 million or 56 basis points to 1.57% from the same period a year ago. Average loans increased by $92.3 and contributed over $1.0 million to the margin in comparison to the same period a year ago. The additional interest income from the loan portfolio offset the $0.6 million decrease in interest income from the investment portfolio. The net result was an increase to the net interest margin of $1.1 million over the prior year for the three month period ended March 31, 2010.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2010, the Company had available lines of credit at the Federal Home Loan bank and Federal Reserve Bank of San Francisco of approximately $108.7 million and $58.7 million, respectively. The Company also has a $10.0 million federal funds borrowing line with a correspondent bank.
Capital Management
The Company has an active program for managing stockholder capital. Capital is used to fund organic growth, acquisitions, pay dividends and repurchase shares. The objective of effective capital management is to produce above market long-term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low.
On March 23, 2010, we filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury.
Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement. On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.
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
As of March 31, 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

			Well	Minimum
		Actual	Capitalized	Capital
March 31, 2010	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$109,035,988	13.59%	n/a	4.0%
Tier 1 Risk-Based	109,035,988	14.90%	n/a	4.0%
Total Risk-Based	118,226,009	16.16%	n/a	8.0%

Redding Bank of Commerce
Leverage	$102,055,282	12.72%	5.0%	4.0%
Tier 1 Risk-Based	102,055,282	15.35%	6.0%	4.0%
Total Risk-Based	110,418,793	16.61%	10.0%	8.0%
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2010, the Company’s FHLB advances were of fixed term borrowings without call or put option features.
At March 31, 2010, the Bank had $70 million in FHLB advances outstanding at an average rate of 0.18% compared to $120 million at an average rate of 1.92% at March 31, 2009. Deposit growth provided for the repayment of $50.0 million in short term borrowings.
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
The Company concentrates its lending activities primarily within Shasta, El Dorado, Placer, Sacramento and Tehama counties, in California, and the location of the four full service offices of the Bank. In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of non-performing loans and cash. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. The loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At March 31, 2010 and December 31, 2009, the Company had pledged $196,687,478 and $101,271,858, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk.
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
The allowance for loan and lease losses is the Company’s most significant management accounting estimate. The Company follows a methodology for calculating the appropriate level for the allowance for loan and lease losses as discussed under “Asset Quality” and “Allowance for Loan and Lease Losses (ALLL)” in this document. The entire allowance is used to absorb credit losses inherent in the loan portfolio. The allowance includes an amount for imprecision or uncertainty to incorporate a range of probable outcomes inherent in estimates used for the allowance, which may change from period to period. This portion of the total allowance is the results of the Company’s judgment of risks inherent in the portfolio, economic uncertainties, historical loss experience and other subjective factors, including industry trends and regulatory reviews.

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
Provision for loan and lease losses of $2,250,000 were provided for the three-months ended March 31, 2010 compared with $1,425,000 for the three-months ended March 31, 2009. The Company’s allowance for loan and lease losses was 2.0% of total loans at March 31, 2010, 1.86% at December 31, 2009 and 1.45% at March 31, 2009, while its ratio of non-performing assets to total assets was 2.02% at March 31, 2010, 2.27% at December 31, 2009, and 2.94% at March 31, 2010.
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
The holding company, subsidiary bank and non-bank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2009 Annual Report on Form 10-K.
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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2009 Annual Report on Form 10-K.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our significant accounting principles are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition and are described the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Company’s 2009 Annual Report on Form 10-K. Not all of the significant accounting policies presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K require management to make difficult, subjective or complex judgments or estimates.
General
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
Accounting Principles Generally Accepted in the United States of America
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are presented in Note 2 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K.
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
For individually impaired loans, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing economic and environmental factors.
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
Revenue recognition
The Company’s primary source of revenue is interest income. Interest income is recorded on an accrual basis. Note 2 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.
Income Taxes
We account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If future income should prove non-existent or less than the amount of deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The Company’s deferred tax assets are described further in Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.
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
Derivative Loan Commitments
Through our majority owned subsidiary, Bank of Commerce Mortgage, we enter into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and a best efforts forward delivery contract with investors associated with mortgage loans receivable held for sale. Our derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(Unaudited, Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans[1]	$616,617	$9,051	5.87%	$524,367	$8,049	6.14%
Tax-exempt Securities[2]	31,055	322	4.15%	29,304	296	4.04%
US Government Securities	19,689	144	2.93%	11,316	127	4.49%
Mortgage backed Securities	23,058	295	5.12%	80,263	1,065	5.31%
Federal Funds Sold	968	1	0.41%	38,222	25	0.26%
Other Securities	38,653	270	2.79%	37,557	117	1.25%

Average Earning Assets	730,040	$10,083	5.52%	$721,029	$9,679	5.37%

Cash & Due From Banks	44,374			$17,614
Bank Premises	9,887			10,623
Other Assets	31,337			19,412

Average Total Assets	$815,638			$768,678

Interest Bearing Liabilities
Interest bearing demand	$149,000	$230	0.62%	$137,608	$307	0.89%
Savings Deposits	70,191	219	1.25%	65,803	281	1.71%
Certificates of Deposit	338,425	1,761	2.08%	265,296	1,881	2.84%
Repurchase Agreements	10,257	12	0.47%	11,940	14	0.47%
FHLB Borrowings	70,000	136	0.78%	120,000	581	1.94%
Trust Preferred Borrowings	15,465	208	5.38%	15,000	215	5.73%

Average Interest Bearing Liability	653,338	$2,566	1.57%	615,647	$3,279	2.13%

Noninterest bearing demand	73,217			74,637
Other Liabilities	19,006			5,219
Stockholders’ Equity	70,077			73,175

Average Liabilities and Stockholders’ Equity	$815,638			$768,678

Net Interest Income and Net Interest Margin		$7,517	4.12%		$6,400	3.55%

Interest income on loans includes fee (expense) income of approximately $25,000 and $62,000 for the period ended March 31, 2010 and 2009, respectively.

[1]	Average non accrual loans and average loans held for sale of $7.9 and $15.3 million are included respectively

[2]	The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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
Table 2
Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	March 31, 2010	Over	March 31, 2009
(Dollars in thousands)	Volume	Rate	Total

Increase(decrease) In Interest Income
Portfolio Loans	$1,158	$(156)	1,002
Tax-exempt Securities	18	8	26
US Government Securities	61	(44)	17
Mortgage Back Securities	(732)	(38)	(770)
Federal Funds Sold	(38)	14	(24)
Other Securities	7	146	153

Total Increase (Decrease)	474	(70)	404

Increase(decrease) In Interest Expense
Interest Bearing Demand	17	(94)	(77)
Savings Deposits	14	(76)	(62)
Certificates of Deposit	380	(500)	(120)
Repurchase Agreements	(2)	—	(2)
FHLB Borrowings	(97)	(348)	(445)
Trust Preferred Borrowings	7	(14)	(7)

Total Increase (Decrease)	319	(1,032)	(713)

Net Increase	$155	$962	$1,117

Average earning assets for the three-months ended March 31, 2010 increased $9.0 million or 1.2% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $92.3 million or 17.6% on average compared with the prior year period. Average loan yields decreased by 27 basis points to 5.87% during the period; the decrease in average loan yields is primarily due to the repricing of existing loans.
Average deposits and borrowings increased by $37.7 million over the same period a year ago. The yield on funding costs decreased to 1.57% compared with 2.13% for the same period a year ago. The downward repricing of deposits, especially time deposits, and Federal Home Loan Bank borrowings are the main contributors to the overall reduction in the company’s cost of funds.
A combination of reduced funding costs and an increase in the volume of higher yielding earning assets significantly improved the Company’s net interest margin. Average interest bearing liabilities increased $37.7 million while total interest expense decreased $0.7 million or 56 basis points to 1.57% from the same period a year ago. Average loans increased by $92.3 and contributed over $1.0 million to the margin in comparison to the same period a year ago. The additional interest income from the loan portfolio offset the $0.6 million decrease in interest income from the investment portfolio. The net result was an increase to the net interest margin of $1.1 million over the prior year for the three month period ended March 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009

Noninterest income

Service charges on deposit accounts	$82	$92
Payroll and benefit processing fees	128	134
Earnings on cash surrender value - Bank owned insurance	108	86
Net gain on sale of securities available-for-sale	931	404
Net gain on transfer of financial assets	—	—
Merchant credit card service income, net	54	74
Mortgage brokerage fee income	2,539	—
Other Income	100	75

Total Noninterest income	$3,942	$865
Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, and mortgage brokerage fee income. Noninterest income for the three months ending March 31, 2010 was approximately $4.0 million or 356% greater than the same period a year ago. The $3.1 million increase is primarily due to an increase in mortgage brokerage fee income associated with our purchase of an equity interest in the Simonich Corporation (See Acquisition below). Mortgage brokerage fee income is primarily derived from origination fees on residential mortgage loans and from the sale of mortgage loans to financial institutions. Loan origination fees and sales fees earned on brokered loans are recorded as income when the loans are sold. Our investment strategy requires that we reposition our investment portfolio within certain parameters to minimize risks to comprehensive income. This repositioning resulted in a $527 thousand increase in securities gains over the three months ending March 31, 2009.
The following table sets forth a summary of noninterest expense for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009

Noninterest expense

Salaries and related benefits	$3,711	$2,127
Occupancy and equipment expense	1,110	572
FDIC insurance premium	251	273
Data processing fees	89	111
Professional service fees	400	159
Payroll and Benefit fees	29	34
Deferred compensation expense	118	119
Stationery and Supplies	80	53
Postage	42	81
Directors’ expense	84	37
Other expenses	1,271	394

Total Noninterest expense	$7,185	$3,960
Noninterest expense increased $3.2 million or 81.4% over the same period in 2009. The increase is associated with our purchase of an equity interest in the Simonich Corporation, and is centered in salaries and related benefits, occupancy related to the mortgage company offices. The increase in professional service fees is related to increased legal and accounting fees in connection with valuation of the first quarter loan swap, and collection of bad debts. The increase in other expenses is attributed to general operating expenses including loan losses of approximately $480,000 attributable to the mortgage company subsidiary.

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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)
Income Taxes	March 31, 2010	March 31, 2009

Tax provision	$744	$610
Effective tax rate	32.50%	32.41%
The Company had a net deferred tax asset of $6.6 million at March 31, 2010. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2010 consist of the following:

	March 31, 2010	March 31, 2009
Deferred Tax Assets
State Franchise taxes	$89,433	$(72,047)
Deferred compensation	2,391,936	2,174,628
Loan loss reserves	5,561,483	3,848,649
Other	270,260	24,768

Total Deferred Tax Assets	$8,313,112	$5,975,998

Deferred Tax Liabilities
Unrealized gain on available-for-sale investment securities	(247,080)	(108,560)
Depreciation	(261,636)	(1,128,350)
Deferred loan origination costs	(395,228)	—
Deferred state taxes	(618,136)	—
Other	(155,512)	—

Total Deferred Tax Liabilities	$(1,677,592)	$(1,236,910)

Total Net Deferred Tax Asset	$6,635,520	$4,739,088

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
Although we have a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned as economic conditions in California continue to deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations. The recent slowdown in residential development and construction markets has led to an increase in nonperforming loans which has made it prudent to strengthen our reserve position at this time. Management has taken cautious steps to ensure the proper funding of loan reserves. Credit quality, expense control and the bottom line remain top focus.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	March 31, 2010	December 31, 2009

Commercial and financial loans	$129,891	$133,080
Real estate — construction loans	56,625	59,524
Real estate — commercial (investor)	182,908	197,023
Real estate — commercial (owner occupied)	71,634	63,001
Real estate — ITIN loan pool	74,728	78,250
Real estate — other mortgage	20,672	20,526
Real estate — equity lines	68,806	45,601
Installment	2,367	2,223
Other loans	1,525	2,211
Less:
Net deferred loan fees	172	209
Allowance for loan losses	12,197	11,207

Total net portfolio loans	$596,787	$590,023

The following table provides a breakdown of our real estate construction portfolio as of March 31, 2010:
(Dollars in thousands)

		% of Total loan
Loan Type	Balance	portfolio
Commercial lots and entitled commercial land	$19,070	3.20%
Commercial real estate – construction	27,067	4.54%
1-4 family subdivision loans	7,366	1.23%
1-4 family individual residential lots	2,154	0.36%
1-4 family construction speculative	968	0.16%

Total real estate- construction	$56,625	9.49%
Our practice, is to place an asset on non-accrual status when one of the following events occurs: (i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming or impaired loans may be on non-accrual, are 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted due to the borrower’s financial or legal difficulties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
As of March 31, 2010, $16.6 million in mortgages are held for sale. These loans are not included in net portfolio loans listed in the above table.
Non performing Assets
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Non performing assets	March 31, 2010	December 31, 2009
Nonaccrual loans	$10,253	$7,667

90 days past due and still accruing interest	3,099	5,052
Other real estate owned	3,395	2,880

Total non performing assets	$16,747	$15,599

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
ITIN loans are residential mortgage loans made to legal United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic dispersement of the portfolio which will adversely affect our noninterest expense.
Non-performing assets were 2.02% of total assets as of March 31, 2010; 2.27% at December 31, 2009 and 2.94% at March 31, 2009. There are 27 loans in nonaccrual status as of March 31, 2010, $904,000 or fifteen of which are ITIN loans with a weighted average balance of approximately $60,000 each, all in various stages of collection. Approximately $2.4 million in put-back reserves are available to cover the ITIN loans in nonaccrual status. The remaining nonaccrual loans consist of two residential lot loans, seven home equity lines of credit and three commercial real estate loans secured by first deeds of trust.
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
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)
Allowance for Loan and Lease
Losses	March 31, 2010	March 31, 2009

Beginning balance for Loan Losses	$11,207	$8,429
Provision for Loan Losses	2,250	1,425
Charge offs:
Commercial	(390)	(1,658)
Real Estate	(1,298)	(497)

Total Charge offs	(1,688)	(2,155)

Recoveries:
Commercial	396	1
Real Estate	31	0
Other	1	1

Total Recoveries	428	2

Ending Balance	$12,197	$7,701
ALLL to total loans	2.00%	1.45%
Net Charge offs to average loans	0.20%	0.41%

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
The allowance for loan and lease losses totaled $12.2 million at March 31, 2010 compared to $11.2 million at December 31, 2009 and $7.7 million at March 31, 2009. The Company’s allowance for loan losses was 2.0% of total loans at March 31, 2010, 1.86% at December 31, 2009 and 1.45% at March 31, 2009. Provisions for loan losses for the three-months ended March 31, 2010 were $2,250,000 compared to $1,425,000 for the same period in 2009.
The Company continues to be aggressive in identifying non-performing assets. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s aggressive stance in recognizing impaired loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	March 31,	December 31,	September 30,	June 30,	March 31,
Dollars in thousands, except for per share data	2010	2009	2009	2009	2009

Interest income:
Interest and fees on loans	$9,051	$9,184	$9,355	$9,272	$8,049
Interest on tax-exempt securities	322	311	278	279	296
Interest on U.S. government securities	439	676	628	954	1,192
Interest on federal funds sold and securities repurchased under agreements to resell	1	1	1	5	25
Interest on other securities	270	266	309	131	117

Total interest income	10,083	10,438	10,571	10,641	9,679

Interest expense:
Interest on demand deposits	230	229	240	239	307
Interest on savings deposits	219	221	223	238	281
Interest on certificates of deposit	1,761	1,906	1,941	1,900	1,881
Securities sold under repurchase agreements	12	13	13	11	14
Interest on FHLB and other borrowings	136	172	514	539	581
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	208	208	234	216	215

Total interest expense	2,566	2,749	3,165	3,143	3,279

Net interest income	7,517	7,689	7,406	7,498	6,400
Provision for loan and lease losses	2,250	3,150	1,844	3,056	1,425

Net interest income after provision for loan and lease losses	5,267	4,539	5,562	4,442	4,975

Noninterest income:
Service charges on deposit accounts	82	94	108	96	92
Payroll and benefit processing fees	128	105	109	104	134
Earnings on cash surrender value — bank owned life insurance	108	107	108	117	86
Net gain on sale of securities	931	454	506	1,074	404
available-for-sale
Net gain on sale of loans		1	—	340	—
Merchant credit card service income, net	54	68	80	75	74
Mortgage brokerage fee income	2,539	2,112	1,913	1,302	—
Other income	100	119	120	87	75

Total noninterest income	3,942	3,060	2,944	3,195	865

Noninterest expense:
Salaries and related benefits	3,711	3,209	2,902	2,644	2,127
Occupancy and equipment expense	1,110	1,339	1,124	730	572
FDIC insurance premium	251	279	421	301	273
Data processing fees	89	51	52	68	111
Professional service fees	400	146	220	295	159
Payroll processing fees	29	26	27	27	34
Deferred compensation expense	118	118	118	123	119
Stationery and supplies	80	44	62	26	53
Postage	42	36	—	76	81
Directors’ expense	84	67	75	120	37
Other expenses	1,271	802	653	483	394

Total noninterest expense	7,185	6,117	5,654	4,893	3,960

Income before provision for income taxes	2,024	1,482	2,852	2,744	1,880
Provision for income taxes	744	43	1,010	1,027	610

Net Income	1,280	1,439	1,842	1,717	1,270
Less: (Loss) income non-controlling interest	(255)	33	129	101	—

Net income attributable to Bank of Commerce Holdings	$1,535	$1,406	$1,713	$1,616	$1,270

Less preferred dividend and accretion on preferred stock	$(235)	$(235)	$(235)	$(235)	$(237)
Income available to common stockholders	$1,300	$1,171	$1,478	$1,381	$1,033

Basic earnings per share	$0.15	$0.13	$0.17	$0.16	$0.12
Weighted average shares — basic	8,871	8,711	8,711	8,711	8,711
Diluted earnings per share	$0.15	$0.13	$0.17	$0.16	$0.12
Weighted average shares — diluted	8,871	8,711	8,711	8,712	8,711
Cash dividends per share	$0.06	$0.06	$0.12	$0.00	$0.06

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, or 300 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results indicate the estimated annualized reduction in net interest income attributable to a 100, 200, and 300 basis point decline in the federal funds rate was $666,882, $808,686, and $1,153,615 respectively, with a similar and opposite results attributable to a 100 or 200 basis point increase in the federal funds rate.
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
During the first quarter of 2010, changes were implemented in our internal control over financial reporting in connection with the remediation of a material weakness noted at September 30, 2009 related to the selection and application of accounting principles and specifically accounting for nonrecurring transactions. Changes in internal control over financial reporting that were implemented during the first quarter of 2010 included increased emphasis on utilizing, completing and reviewing the appropriate disclosure checklists, increased emphasis on continuing education for accounting personnel and increased emphasis on reviewing accounting literature relevant to non-recurring transactions. There have been no additional changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.
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
On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury.
Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement. On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.

Item 3.	Defaults upon Senior Securities
N/A.

Item 4.	(Removed and Reserved)
N/A

Item 5.	Other Information

Item 6.	Exhibits
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
BANK OF COMMERCE HOLDINGS
(Registrant)

Date: May 7, 2010	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and
Chief Financial Officer