Form 10-Q
period 2010-06-30
Bank of Commerce Holdings
filed 2010-08-13
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Outstanding shares of Common Stock, no par value, as of July 31, 2010: 16,991,845

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2010 (unaudited), December 31, 2009 and June 30, 2009 (unaudited)

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009
ASSETS

Cash and due from banks, noninterest bearing	$36,815	$36,902	$36,352
Interest bearing due from banks	39,492	31,338	27,512
Federal funds sold and securities purchased under agreements to resell	—	—	15,140

Cash and cash equivalents	76,307	68,240	79,004

Securities available-for-sale, at fair value (including pledged collateral of $42,079 at June 30, 2010, $55,672 at December 31, 2009 and $60,678 at June 30, 2009)	176,001	80,062	75,480
Portfolio Loans, net of the allowance for loan losses of $12,767 at June 30, 2010, $11,207 at December 31, 2009 and $8,496 at June 30, 2009	600,832	590,023	587,637

Mortgage loans held for sale	26,875	27,288	20,225
Bank premises and equipment, net	9,988	9,980	10,586
Goodwill	3,695	3,727	3,727
Other real estate owned	2,039	2,880	3,229
Other assets	34,008	31,206	27,231

TOTAL ASSETS	$929,745	$813,406	$807,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$66,040	$69,448	$69,957
Demand — interest bearing	165,871	163,814	142,210
Savings accounts	76,438	65,414	59,432
Certificates of deposit	334,676	341,788	295,508

Total deposits	643,025	640,464	567,107

Securities sold under agreements to repurchase	13,444	9,621	10,843
Federal Home Loan Bank and Federal Reserve Bank borrowings	145,000	70,000	120,000
Mortgage warehouse lines of credit	—	—	17,512
Other liabilities	10,118	9,050	9,344
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	827,052	744,600	740,271
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding on June 30, 2010, December 31, 2009, and June 30, 2009	16,686	16,641	16,596
Common stock , no par value, 50,000,000 shares authorized; 16,991,495 shares issued and outstanding at June 30, 2010, 8,711,495 issued and outstanding on December 31, 2009 and at June 30, 2009	42,870	9,730	9,688
Common stock warrant	449	449	449
Retained earnings	40,031	39,004	37,922
Accumulated other comprehensive income, net of tax	443	657	30

Total Equity — Bank of Commerce Holdings	100,479	66,481	64,685
Non controlling interest in subsidiary	2,214	2,325	2,163

Total stockholders’ equity	102,693	68,806	66,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$929,745	$813,406	$807,119

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

	For Three Months Ended:		For Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(Amounts in thousands, except for per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$9,302	$9,272	$18,353	$17,321
Interest on tax-exempt securities	381	279	703	575
Interest on U.S. government securities	507	954	945	2,146
Interest on federal funds sold and securities purchased under agreements to resell	—	5	1	30
Interest on other securities	343	131	614	248

Total interest income	10,533	10,641	20,616	20,320

Interest expense:
Interest on demand deposits	226	239	456	546
Interest on savings deposits	221	238	440	519
Interest on certificates of deposit	1,554	1,900	3,315	3,781
Securities sold under agreements to repurchase	15	11	27	25
Interest on FHLB and other borrowings	138	539	274	1,120
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	207	216	415	431

Total interest expense	2,361	3,143	4,927	6,422

Net interest income	8,172	7,498	15,689	13,898
Provision for loan and lease losses	1,600	3,056	3,850	4,481

Net interest income after provision for loan losses	6,572	4,442	11,839	9,417

Noninterest income:
Service charges on deposit accounts	62	96	144	188
Payroll and benefit processing fees	100	104	228	238
Earnings on cash surrender value - Bank owned life insurance	107	117	215	203
Net gain on sale of securities available-for-sale	133	1,074	1,064	1,478
Net gain on transfer of financial assets	—	340	—	340
Merchant credit card service income, net	64	75	117	149
Mortgage brokerage fee income	2,753	1,302	5,292	1,302
Other income	118	87	219	162

Total noninterest income	3,337	3,195	7,279	4,060

Noninterest expense:
Salaries and related benefits	3,365	2,644	7,076	4,771
Occupancy and equipment expense	924	730	1,853	1,302
Write down of other real estate owned	1,064	—	1,245	—
FDIC insurance premium	254	301	505	574
Data processing fees	64	68	153	179
Professional service fees	543	295	943	454
Deferred compensation expense	122	123	240	242
Stationery and supplies	96	26	176	79
Postage	45	76	87	157
Directors’ expense	68	120	152	157
Goodwill impairment	32	—	32	—
Other expenses	929	510	2,229	938

Total noninterest expense	7,510	4,893	14,695	8,853

Income before provision for income taxes	2,399	2,744	4,423	4,624
Provision for income taxes	750	1,027	1,494	1,637

Net Income	1,649	1,717	2,929	2,987
Less: Net income (loss) attributable to non-controlling interest	144	101	(111)	101
Net Income attributable to Bank of Commerce Holdings	$1,505	$1,616	$3,040	$2,886

Less: preferred dividend and accretion on preferred stock	236	235	471	472
Income available to common shareholders	$1,269	$1,381	$2,569	$2,414
Basic earnings per share	$0.08	$0.16	$0.20	$0.28
Weighted average shares — basic	16,837	8,711	12,877	8,711
Diluted earnings per share	$0.08	$0.16	$0.20	$0.28
Weighted average shares — diluted	16,837	8,712	12,877	8,712
Cash Dividends declared	$0.06	$0.00	$0.12	$0.06
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2010 (Unaudited)

							Accumulated Other
							Comp - Income	Subtotal	Non Controlling
	Comprehensive	Preferred		Common	Stock		(Loss),	Bank of Commerce	Interest in
(Dollars in Thousands)	Income	Amount	Warrant	Shares	Amount	Retained Earnings	net of tax	Holdings	Subsidiary	Total

Balance at December 31, 2009		$16,641	$449	8,711,495	$9,730	$39,004	$657	$66,481	$2,325	$68,806

Comprehensive Income:
Net Income (loss)	$1,280					1,535		1,535	(255)	1,280
Other Comprehensive Income:
Unrealized gains on securities, net of tax	244
Less: reclassification adjustment for gains included in net income, net of tax	(549)

Total Other Comprehensive Income	975
Less: Other Comprehensive loss non-controlling interest	(255)
Total Comprehensive Income - BOCH	$1,230						(304)	(304)		(304)

Accretion on Preferred Stock		22				(22)		—		—
Common cash dividends ($0.06 per share)						(523)		(523)		(523)
Preferred stock dividend						(213)		(213)		(213)
Compensation expense associated with stock options					13			13		13
Issuance of new shares, net of issuance costs ($4.25 per share)				7,200,000	28,752			28,752		28,752
Balance at March 31, 2010		$16,663	$449	15,911,495	$38,495	$39,781	$353	$95,741	$ ,2,070	$97,811

Comprehensive Income:
Net Income	$1,649					1,505		1,505	144	1,649
Other Comprehensive Income:
Unrealized gains on securities, net of tax	167
Less: reclassification adjustment for gains included in net income, net of tax	(78)

Total Other Comprehensive Income	1,738
Less: Other Comprehensive income non-controlling interest	144

Total Comprehensive Income - BOCH	$1,594						90	90		90

Accretion on Preferred Stock		23				(23)
Common cash dividends ($0.06 per share)						(1,019)		(1,019)		(1,019)
Preferred stock dividend						(213)		(213)		(213)
Compensation expense associated with stock options					14			14		14
Issuance of new shares, net of issuance costs ($4.25 per share)				1,080,000	4,361			4,361		4,361
Balance at June 30, 2010		$16,686	$449	16,991,495	$42,870	$40,031	$443	$100,479	$2,214	$102,693

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2010 and 2009

	June 30,	June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$2,929	$2,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,850	4,481
Provision for depreciation and amortization	473	592
Goodwill Impairment	32	—
Compensation expense associated with stock options	27	38
Gain on transfer of financial assets	—	(340)
Gross proceeds from sales of loans held for sale	291,689	115,836
Gross originations of loans held for sale	(291,276)	(125,096)
Gain on sale of securities available-for-sale	(1,064)	(1,478)
Amortization of investment premiums and accretion of discounts, net	42	(61)
Loss on sale of other real estate owned	84	—
Write down of other real estate owned	1,249	—
Increase in deferred income taxes	(861)	(809)
Increase in cash surrender value of bank owned life policies	(184)	(1,379)
Effect of changes in:
Other assets	(3,086)	(777)
Deferred compensation	240	216
Deferred loan fees	(15)	167
Other liabilities	322	(1,652)

Net cash from (used in) operating activities	4,451	(7,275)

Cash flows from investing activities:
Proceeds from maturities and payments of available for sale securities	14,808	19,734
Proceeds from sales of available-for-sale securities	24,205	54,427
Purchases of available-for-sale securities	(134,296)	(16,004)
Purchase of ITIN loan portfolio	—	(66,696)
Purchases of home equity loan portfolio	(14,801)	—
Loan origination, net of principal repayments	1,050	(5,267)
Purchases of Bank premises and equipment, net	(551)	(326)
Proceeds from the sales of other real estate owned	175	—
Cash acquired in merger, net of cash consideration paid	—	265

Net cash from (used in) investing activities	(109,410)	(13,867)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	9,673	(19,419)
Net increase (decrease) increase in certificates of deposit	(7,112)	31,221
Net increase (decrease) in securities sold under agreement to repurchase	3,823	(3,009)
Net change in FHLB advances	75,000	(20,000)
Net change in other short term borrowings	—	27,809
Cash dividends paid on common stock	(1,045)	(1,220)
Cash dividends paid on preferred stock	(426)	(427)
Net proceeds from issuance of common stock	33,113	—

Net cash from financing activities	113,026	14,955

Net increase (decrease) in cash and cash equivalents	8,067	(6,187)
Cash and cash equivalents, beginning of period	68,240	85,191

Cash and cash equivalents, end of period	$76,307	$79,004

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2,382	$1,132
Interest	4,848	6,474
Transfer of loans to other real estate owned	667	3,229
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
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(Dollars in thousands)
Goodwill

Total consideration at fair value	$2,465
Fair value of non-controlling interest	2,062

$4,527

Acquisition date fair value of net assets acquired	($800)

Goodwill at date of acquisition	$3,727

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
The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

(Dollars in thousands)		Six Months Ended June 30, 2009
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	$20,165	—	$182	$(27)	$20,320
Interest expense:
Total interest expense	6,015	3	431	(27)	6,422

Net interest income	14,150	(3)	(249)		13,898
Provision for loan and lease losses	4,475	6	—	—	4,481

Net interest income after provision for loan losses	9,675	(9)	(249)	—	9,417
Noninterest income:
Mortgage brokerage fee income	8	3,939	—	—	3,947
Other noninterest income	2,758	—	—	—	2,758

Total noninterest income	2,766	3,939		—	6,705
Noninterest expense:
Salaries and related benefits	4,148	1,959	65	—	6,172
Occupancy and equipment expense	1,215	449	—	—	1,664
Other noninterest expense	2,420	699	98	—	3,217

Total noninterest expense	7,783	3,107	163	—	11,053
Income before provision for income taxes	4,658	823	(412)	—	5,069
Provision for income taxes	1,466	173	—	—	1,639

Net Income	3,192	650	(412)	—	3,430
Less: Net income attributable to non-controlling interest	—	319	—	—	319

Net Income attributable to Bank of Commerce Holdings	$3,192	$331	$(412)	—	$3,111

Less: Preferred dividend and accretion on preferred stock	—	—	472	—	472

Income available to common shareholders	$3,192	$331	$(884)	—	$2,639

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
3. Recent Accounting Pronouncements
FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued July 2010. The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.
The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.
FASB ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310), was issued April 2010 and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions.
The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.
The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of this Update will not have a significant effect on the Company’s financial statements.
FASB ASU 2010-13 Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in EITF No. 09-J. The amendments to the codification clarify that an employee share-based payment award with an exercise price in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not market, performance or service condition. Therefore, equity would not classify such an award as a liability if it otherwise classifies as equity. As our current share-based payment awards are equity awards (exercise price is denominated in dollars in the U.S. where our stock is traded), this ASU does not have an impact on our financial condition or results of operations.
FASB ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements was issued on February 24, 2010. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals (“U.S. GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FASB ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements was issued in January 2010. This ASU requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB Accounting Standards Codification™ (The “Codification” or “ASC”) Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
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
FASB ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash was also issued in January 2010 and was issued to clarify the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods beginning January 1, 2010. We currently do not make distributions to shareholders with a stock component.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
4. Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with Preferred Stock. The following table displays the computation of earnings per share for the three and six months ended June 30, 2010 and 2009.

(Dollars in thousands, except per share data)	Three Months Ended:		Six Months Ended:
Earnings Per Share	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,505	$1,616	$3,040	$2,886
Less: dividend on Preferred Stock	213	213	426	427
Less: accretion on Preferred Stock	23	22	45	45

Numerator: Earnings available to common stockholders	$1,269	$1,381	2,569	$2,414

Denominator (average common shares outstanding)	16,837	8,711	12,877	8,711

Basic earnings per Share	$0.08	$0.16	$0.20	$0.28

Diluted EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,505	$1,616	$3,040	$2,886
Less: dividend on Preferred Stock	213	213	426	427
Less: accretion on Preferred Stock	23	22	45	45

Numerator: Earnings available to common stockholders	$1,269	$1,381	$2,569	$2,414

Denominator:
Average common shares outstanding	16,837	8,711	12,877	8711

Plus incremental shares from assumed conversions	—
Stock Options	—	1	—	1
Warrants	—	—	—	—

	16,837	8,712	12,877	8,712

Diluted earnings per Share	$0.08	$0.16	$0.20	$0.28
Anti-dilutive options not included in EPS Calculation	282	188	282	188
Anti-dilutive warrants not included in EPS Calculation	405	405	405	405

5. Stock Option Plans
For the first six months of 2010, stock option compensation expense charged against income was $27,244 compared to $38,336 at June 30, 2009. At June 30, 2010, there was $60,012 of total unrecognized compensation costs related to non-vested share based payments for named officers and directors. This amount is expected to be recognized over a period of 4.2 years. No options were granted or exercised during the first six months of 2010. Stock options totaling 4,200 at an average price of 5.06 expired during the period ended June 30, 2010.

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
Total available-for-sale securities increased $96 million or 120% at June 30, 2010 compared to December 31, 2009. As of June 30, 2010, the Company has pledged a total of $42.1 million of securities for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements and Federal Home Loan Bank borrowings.
The following table summarizes the amortized cost of the Company’s available-for-sale securities at:

		As of June 30, 2010
(Dollars in thousands)		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury and agencies	$34,734	$86	$(2)	$34,818
Obligations of state and political subdivisions	58,022	604	(291)	58,335
Residential mortgage backed securities and collateralized mortgage obligations	77,453	492	(212)	77,733
Other asset backed securities	5,057	58	—	5,115

Total	$175,266	$1,240	$(505)	$176,001

		As of December 31, 2009
(Dollars in thousands)		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S.- Treasury and agencies	$18,500	$101	$—	$18,601
Obligations of state and political subdivisions	32,184	547	(85)	32,646
Residential mortgage backed securities and collateralized mortgage obligations	28,278	869	(332)	28,815

Total	$78,962	$1,517	$(417)	$80,062

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2010 are shown below.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$0	$0
Due after one year through five years	18,959	19,109
Due after five years through ten years	29,334	29,447
Due after ten years	126,973	127,445

Total	$175,266	$176,001
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at June 30, 2010 and has determined that no securities are other than temporarily impaired.
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
The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at June 30, 2010. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.
As of June 30, 2010

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agencies	$2,998	$(2)	—	—	$2,998	$(2)
Obligations of state and political subdivisions	20,484	(291)	—	—	20,484	(291)
Residential mortgage backed securities and collateralized mortgage obligations	8,488	(76)	4,921	(136)	13,409	(212)

Total temporarily impaired securities	$31,970	$(369)	$4,921	$(136)	$36,891	$(505)

As of December 31, 2009

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agencies	$3,994	$—	$—	$—	$3,994	$—
Obligations of state and political subdivisions	8,517	(84)	500	(1)	9,017	(85)
Residential mortgage backed securities and collateralized mortgage obligations	7,516	(332)	—	—	7,516	(332)

Total temporarily impaired securities	$20,027	$(416)	$500	$(1)	$20,527	$(417)

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
Residential mortgage-backed securities and collateralized mortgage obligations
The unrealized losses associated with federal agency mortgage-backed securities are primarily driven by changes in interest rates and not due to credit losses. These securities are issued by U.S. government or government sponsored entities and do not have any credit losses given the explicit government guarantee.
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
8. Goodwill
As a result of the stock purchase agreement and acquisition of 51% of the capital stock of Simonich Corporation, d.b.a. BOC Mortgage Services, the Company has recorded goodwill (See note 2). The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2008, 2009, and the period ending June 30, 2010. All recorded goodwill is related to the Mortgage Services segment.

	Mortgage Services
		Accumulated
(Dollars in thousands)	Gross	Impairment	Total

Balance, December 31, 2008	$—	$—	$—
Net additions	3,727	—	3,727
Amortization	—	—	—

Balance, December 31, 2009	3,727	—	3,727
Net additions	—	—	—
Amortization	—	(32)	(32)

Balance, June 30, 2010	$3,727	$(32)	$3,695

At June 30, 2010, the Company had recorded goodwill of $3,695 as compared to $3,727 at December 31, 2009. The goodwill recorded in connection with the acquisition of mortgage services represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.
The Company performs a goodwill impairment analysis on an annual basis as of April 30th. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by regulator; and unanticipated competition.
The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, based on their relative fair values, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Any excess of the estimated fair value of the company over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.
The Company performed its annual goodwill impairment analysis of the Mortgage Brokerage Services operating segment as of April 30, 2010. The Company engaged an independent valuation consultant to assist in determining whether and to what extent our goodwill asset was impaired. The results of the Company’s and valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed step two of the analysis.
In the second step of the goodwill impairment analysis, we calculated the fair value of the reporting unit’s assets and liabilities. There were no unrecognized identifiable intangible assets associated with the reporting unit. We determined the implied fair value of goodwill pertaining to the reporting unit was less than the carrying amount of goodwill recorded. In accordance to accounting standards, the carrying amount of goodwill was written down to its implied fair value. Accordingly, the Company recognized an impairment loss of $32,039.
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at June 30, 2010 was 3.60%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
11. Commitments and contingent liabilities
     Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2010 are below:

(Dollars in thousands) Operating Leases
2010	$417
2011	775
2012	606
2013	488
2014	498
Thereafter	447

Total	$3,231

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
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $145,000,000 as of June 30, 2010 and $100,000,000 as of June 30, 2009. The Company has one $130,000,000 FHLB overnight advance bearing a fixed rate of 0.08%. In addition, the Company has one floating rate advance for $15,000,000. The floating rate adjusts quarterly to 3 month LIBOR plus 1 basis point, and interest on the principal is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

(Dollars in thousands) FHLB Advances
Advance Amount	Interest Rate	Maturity
$130,000	0.08%	7/1/2010
$15,000	0.55%	3/5/2013
These borrowings are secured by an investment in FHLB stock and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. Based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6,110,000. Furthermore, the Company has pledged $193,198,071 of its commercial and real estate mortgage loans and $99,855,619 of its securities portfolio to the FHLB as collateral as of June 30, 2010. At June 30, 2010, the Bank had available borrowing lines at the FHLB of $94,641,110 and a federal fund borrowing line at a correspondent bank totaling $10,000,000.
FRB Advances — The Company may periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). FRB borrowings outstanding were $0 as of June 30, 2010 and $20,000,000 as of June 30, 2009. The FRB’s discount window credit facility is limited to overnight borrowings. The Company has pledged $83,737,554 in commercial and industrial loans as collateral as of June 30, 2010, and had available borrowing lines at the FRB of $50,242,532.
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
The Company’s commitments to extend credit are illustrated below:

(Dollars in thousands) Credit Commitments	June 30, 2010	June 30, 2009

Unfunded loan commitments	$128,828	$144,215,
Standby letters of credit	3,634	5,733,
Guaranteed commitments outstanding	1,299	1,325,

	$133,761	$151,273,

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
The Company entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, the Company is committed to deliver $264,000,000 loan volume over the period from April 1, 2010 through May 31, 2011. Upon failure to deliver minimum loan volume quarterly, the Company is responsible to pay a non-delivery fee to the purchaser.
The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into best efforts forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and best efforts forward delivery contracts with investors associated with mortgage loans receivable held for sale. The Company’s derivative instruments consist primarily of best efforts IRLC’s executed with borrowers which are offset against best efforts forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income. The net impact of the best efforts IRLC’s and commitments to deliver is not considered significant. At June 30, 2010 the Company did not maintain any open positions or any other outstanding derivative loan commitments.
12. Accounting for Income Tax and Uncertainties
The Company’s effective income tax rate was 33.78% for the six months ending June 2010, compared with 35.40% for the six months ending June 2009. The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. The increase is primarily attributable to increased tax expense (with a comparable increase in interest income). The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered or settled.

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value Measurements
At June 30, 2010
		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets For	Observable	Unobservable
Recurring Basis	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$176,001	$—	$176,001	$—
Total assets measured at fair value	$176,001	$—	$176,001	$—

Liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

		Fair Value Measurements
		At December 31, 2009
		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)	Fair Value	Active Markets For	Observable	Unobservable
Recurring Basis	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$80,062	$—	$80,062	$—

Total Assets Measured at fair value	$80,062	$—	$80,062	$—

Total Liabilities Measured at fair value	$—	$—	$—	$—
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

		Fair Value Measurements
		At June 30, 2010
		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets For	Observable	Unobservable
Non Recurring Basis	Fair Value	Identical Assets	Inputs	Inputs
Description	June 30, 2010	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$16,012	$—	$—	$16,012
Other real estate owned	2,039	—	$—	2,039

Total Assets Measured at fair value	$18,051	$—	$—	$18,051

Liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

		Fair Value Measurements
		At December 31, 2009
		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets For	Observable	Unobservable
Non Recurring Basis	Fair Value	Identical Assets	Inputs	Inputs
Description	Dec 31, 2009	Level (1)	(Level 2)	(Level 3)

Impaired Loans	$5,278	$—	$—	$5,278
Other real estate owned	2,880	—	—	2,880

Total Assets Measured at fair value	$8,158	$—	$—	$8,158

Liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—
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
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows adjusted for credit losses. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, the impaired loans were evaluated based on the discounted cash flow method or the fair value of the collateral.
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
Other Real Estate Owned — The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. At June 30, 2010, the estimated fair value was based on the fair value of the other real estate owned, supported by current appraisals. The Company records other real estate owned as a nonrecurring Level 3.
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
Mortgage Loans held for sale- Mortgage loans held for sale are carried at the lower of cost or fair value. Cost generally approximates fair value, given the short duration of these assets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
     The estimated fair values of the Company’s financial instruments are approximately as follows:

	June 30, 2010
(Dollars in thousands)	Contract Amount	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents		$76,307	$76,307
Portfolio Loans, net		600,832	613,428
Mortgages held for sale		26,875	26,875
Accrued interest on loans		2,461	2,461
Accrued interest on securities		1,003	1,003
Financial Liabilities:
Demand and savings		308,349	308,349
Fixed rate certificates		333,145	334,385
Variable certificates		1,531	1,531
Accrued interest on deposits and borrowings		442	442
Securities sold under agreements to repurchase		13,444	13,444
Federal Home Loan Borrowings		145,000	145,000
Earn out payable		976	976
Junior subordinated debt payable to unconsolidated subsidiary grantor trust		15,465	15,465

Off balance sheet financial instruments:
Commitments to extend credit	$128,828,22
Standby letters of credit	$3,633,616
Guaranteed commitments outstanding	$1,299,199
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
The following table represents financial information about the Company’s reportable segments as of June 30, 2010.

(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$16,201	$(1)	$(296)	$(215)	$15,689
Provision for loan and lease losses	3,850	—	—	—	3,850
Total noninterest income	2,003	5,061	—	215	7,279
Total noninterest expense	9,305	4,902	488		14,695
Income before provision for income taxes	5,050	158	(785)		4,423
Provision for income taxes	1,370	124	—	—	1,494
Net Income	3,680	34	(785)	—	2,929
Less: Net loss attributable to non-controlling interest	—	(111)	—	—	(111)

Net Income attributable to Bank of Commerce Holdings	$3,680	$145	$(785)	—	$3,040

	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$921,927	$14,781	$2,826	$(9,789)	$929,745
Total loans, gross	$618,533	$—	$2,381	$(7,315)	$613,599
Total deposits	$651,698	$—	$—	$(8,673)	$643,025
16. Common Stock Offering
On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury
On March 29, 2010 the Company announced the successful closing of the offering. Our Company received net proceeds from the offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses. In addition, on April 14, 2010 the Company announced that the underwriters of the public offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the offering of approximately $33.1 million, after deducting the underwriting discount and offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the offering to 8,280,000.
The capital ratios of Bank of Commerce continue to be above well-capitalized guidelines established by regulatory agencies. With our strong capital position, we find significantly more opportunities no for acquisitions and expansion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
17. Other Real Estate Owned
Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in non-interest expense in the Consolidated Statements of Operations.
At June 30, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was $2,038,584 and $2,879,956, respectively. For the six months ended June 30, 2010, the Company transferred property from seven loans in the amount of $667,116 to OREO, sold three properties with balances of $259,420 for a net loss of $84,830, recorded $1,249,067 in write downs of OREO in other noninterest expense, and adjusted the balances through charges to the allowance for loan and lease losses in the amount of $129,591. The June 30, 2010 OREO balance of $2,038,584 consists of seven properties with six being residential real estate in the amount of $508,482 and one property representing residential land.
18. Subsequent Events
On August 9, 2010, the Company received a written release to the put reserve of $1.7 million attributed to the ITIN loan pool purchase. This Company will record a settlement gain during the third quarter 2010.

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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2009 to June 30, 2010. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2010, compared to the same period in 2009. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Company Overview
Bank of Commerce Holdings (“Company,”, “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of Commerce tm (“Bank”), which operates under two separate names (Redding Bank of Commerce tm and Roseville Bank of Commercetm ) and for Bank of Commerce Mortgagetm , our majority-owned mortgage brokerage subsidiary. We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”
The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce ï Bank of Choice tm” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest-bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank is an affiliate of LPL Financial and offers wealth management services through that affiliation.
In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with ten offices in three different states and licenses in California, Oregon, Washington, Idaho and Colorado. The business was formed in 1993 and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce Mortgage tm in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce Mortgagetm include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.
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
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of June 30, 2010, we had $25.5 million in nonperforming assets, including other real estate owned of $2.0 million, which as a percentage of total assets was 2.74%. We also seek to maintain a prudent allowance for loan losses, which at June 30, 2010 was $12.8 million, representing 2.08% of our loan portfolio.

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
Our equity holdings consist of shares of the Federal Home Loan Bank of San Francisco (“FHLB”). As of June 30, 2010, we held stock in the FHLB totaling $6.8 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of June 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.
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
We expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. In addition, the FDIC recently approved a rule requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. Accordingly, the Bank prepaid deposit insurance premiums in the amount of $2.9 million on June 30, 2010. The rule also provides for increasing the FDIC assessment rates by three basis points effective January 1, 2011. There can be no assurance that the FDIC will not increase premiums further or levy additional special assessments, either of which could have a material adverse effect on our results of operations and financial condition.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, and the issuance of 405,405 shares underlying the warrant issued to the Treasury pursuant to the TARP Capital Purchase Program, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 16,991,495 shares were outstanding as of June 30, 2010. In addition there are 282,080 shares subject to common stock options outstanding with a weighted average exercise price of $8.46 per share.
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
On April 14, 2010 the Company announced that the underwriters of the public offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the offering of approximately $33.4 million, after deducting the underwriting discount and offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the offering to 8,280,000.
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
At June 30, 2010, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.
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
At June 30, 2010, time certificates of deposit in excess of $100,000 represented approximately 39.75% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Impact of New Financial Reform Legislation is Yet to be Determined
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), a landmark financial reform bill comprised of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Act includes other key provisions as follows:
(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve (“Fed”) are given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Fed can also take direct control of troubled financial companies that are considered systemically significant.
(2) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws (except the Community Reinvestment Act). It will also be in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency will continue to have authority to preempt state banking and consumer protection laws if these laws “prevent or significantly” interfere with the business of banking.
(3) The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For depository institution holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. However going forward, TPS will be disallowed as Tier 1 capital. Beginning January 1, 2013, Bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.
(4) The Act effects changes in the FDIC assessment base with stricter oversight. A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for noninterest-bearing transaction accounts in all banks effective December 31, 2010 through the end of 2012. Further, the Act removes the prohibition on payments of interest on demand deposit accounts as of July 21, 2011. Thus, if a depositor sweeps any amount in excess of $250 thousand from a noninterest-bearing transaction account to an interest bearing demand deposit, there is no FDIC insurance coverage on the portion that is over $250 thousand coverage limit.
(5) The Act places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates.
The impact of the Act on our banking operations is still uncertain due to the massive volume of new rules still subject to adoption and interpretation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	June 30, 2010	June 30, 2009

Profitability
Return on average assets	0.73%	0.73%
Return on average equity	7.14%	8.36%
Average earning assets to total average assets	90.31%	93.63%
Interest Margin
Net interest margin	4.15%	3.77%
Asset Quality
Allowance for loan losses to total loans	2.08%	1.43%
Nonperforming assets to total assets	2.74%	1.60%
Net charge-offs to average loans	0.17%	0.39%
Liquidity
Loans to deposits	93.44%	103.62%
Liquidity ratio	32.84%	34.33%
Capital
Tier 1 risk-based capital — Bank	14.21%	11.57%
Total risk-based capital — Bank	15.47%	12.82%
Tier 1 risk-based capital — Company	15.03%	12.65%
Total risk-based capital — Company	16.29%	13.27%
Efficiency
Efficiency ratio	63.94%	49.30%
Financial Highlights — Results of Operations
Balance Sheet
Due to conservative loan underwriting, active servicing of problem credits, and maintenance of a healthy net interest margin, we have remained profitable during the recent economic downturn and positioned our Company to take advantage of growth opportunities in the coming years. For the first half of 2010 we recorded net income attributable to Bank of Commerce Holdings of $3.0 million, and net income available to common stockholders of $2.6 million, or $0.20 per diluted share, after deducting preferred dividend payments made to the Treasury and accretion of preferred shares under the TARP Capital Purchase Program. This was an increase from $164 thousand of net income, and a resulting decrease of $0.08 per diluted share, reported in the first half of 2009. The decrease in earnings per diluted share is due to the disproportional increase in common shares outstanding during the period. As of June 30, 2010, we had total assets of $929.7 million, total portfolio loans of $600.8 million, an allowance for loan and lease losses of $12.8 million, or 2.08% of total portfolio loans, deposits outstanding of $643 million and stockholders’ equity of $102.7 million.
The real estate development properties and construction related portfolio is showing some signs of stability but generally remains under stress. The Company’s Commercial and Industrial portfolio has weakened, especially those borrowers tied to real estate. Our loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. Net charge offs were $2.3 million for the six month period ended at June 30, 2010 compared to net charge offs of $4.4 million for the same period a year ago. The charge-offs were centered in real estate loans and commercial & industrial loans. OREO was $2.0 million at June 30, 2010 and $3.2 million for the same period a year ago. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Our Company has provided $3.9 million in provisions for loan and lease losses for the six months ended June 30, 2010 compared to $4.5 million for the same period a year ago. The Company’s allowance for loan losses was 2.08% of total portfolio loans at June 30, 2010 compared to 1.43% of total loans for the same period a year ago.
Our Company continues to maintain a relatively low-risk, liquid and valuable available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. During the period the Company leveraged the proceeds of the common stock issuance and purchased $135 million in U.S agencies, municipals, and residential mortgage backed securities. During the six months ended June 30, 2010, the Company has recorded approximately $1.1 million in realized gains on sales of securities. Proceeds from the sales were used to fund loan growth.

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
On April 14, 2010 the Company announced that the underwriters of its recent public offering of common shares have fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock. The option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share, which closed on March 29, 2010. The exercise of the over-allotment option resulted in additional net proceeds of approximately $4.4 million, bringing the expected total net proceeds of the offering to approximately $33.1 million, after deducting the underwriting discount and estimated offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the offering to 8,280,000.
Income Statement
Net income attributable to the Company for the second quarter of 2010 totaled $1.5 million a decrease of 6.3% from the $1.6 million reported for the same quarterly period of 2009. On the same basis diluted earnings per common share for the second quarter of 2010 was $0.08, compared to $0.16 for the same period of 2009. Return on average assets (ROA) and return on average equity (ROE) for the second quarter of 2010 were 0.70% and 6.02%, respectively, compared with 0.84% and 10.89%, respectively, for the second quarter of 2009.
Net income attributable to the Company for the six-month period ended June 30, 2010 totaled $3.0 million, an increase of 5.7% over net income of $2.9 million reported for the same six-month period ended June 30, 2009.
On the same basis, diluted earnings per common share for the six-months ended June 30, 2010 was $0.20, compared to $0.28 for the same six-month period in 2009. ROA was 0.73% and ROE was 7.14% for the first six-months of 2010 compared with 0.73% and 8.36%, respectively, for the same six-month period of 2009.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities, certificates of deposits and Federal Funds sold) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended June 30, 2010 was $8.2 million compared with $7.5 million for the same period in 2009, an increase of 9.0%. Net interest income for the six-months ended June 30, 2010 was $15.7 million compared with $13.9 million for the same six-month period in 2009, an increase of 12.9%.
Average earning assets for the six-months ended June 30, 2010 increased $17.4 million or 2.4% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $48.3 million or 8.4% on average compared with the prior year period. During the period, yields on average earning assets decreased by 6 basis points to 5.45%. The decrease in yields on average earning assets is primarily due to two factors; relatively higher yielding loans either maturing or being reclassified as non accrual, and the repositioning of the investment portfolio. The Company repositioned the investment portfolio for liquidity purposes and to mitigate interest rate risk. As a result, the Company purchased securities at current market yields that were lower than the stated yields of the securities sold.
Average deposits and borrowings increased by $7.5 million over the same period a year ago. The yield on funding costs decreased to 1.52% compared with 2.00% for the same period a year ago. Federal Home Loan Bank borrowings have seen a significant drop in costs as the Treasury continues to provide liquidity to the financial services industries.
A combination of reduced funding costs and an increase in the volume of higher yielding earning assets significantly improved the Company’s net interest margin. The increased volume of earning assets contributed an additional $1.1 million in interest income. The majority of this increases in volume of earning assets resulted from increases in average portfolio loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The continued decline of interest rates on earning assets resulted in a reduction of $828,000 to interest income. Accordingly the net effect of changes in rate and volume of earning assets resulted in an increase of $284,000 in interest income.
The increased volume in the Company’s average deposits and borrowings resulted in increased interest expense of $314,000. However, increased interest expense was offset by a significant reduction in deposit and borrowing costs. The reduction in deposit and borrowing costs resulted in a decrease in interest expense of $1.8 million. The reduction in costs for FHLB borrowings, and the Company’s time deposits resulted in the majority of the decrease in interest expense. Accordingly, the net effect of changes in rate and volume of interest bearing liabilities resulted in a decrease of $1.5 million in interest expense.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At June 30, 2010, the Company had available lines of credit at the Federal Home Loan bank and Federal Reserve Bank of San Francisco of approximately $94.6 million and $50.2 million, respectively. The Company also has a $10.0 million federal funds borrowing line with a correspondent bank.
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
Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement. On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses, and on April 14, 2010 the underwriters exercised their over allotment option adding an additional net proceeds of approximately $4.4 million to the Company’s equity.
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
As of June 30, 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Well	Minimum
		Actual	Capitalized	Capital
June 30, 2010	Capital	Ratio	Requirement	Requirement

The Company
Leverage	113,554,769	13.26%	n/a	4.0%
Tier 1 Risk-Based	113,554,769	15.03%	n/a	4.0%
Total Risk-Based	123,045,832	16.28%	n/a	8.0%

Redding Bank of Commerce
Leverage	103,924,836	12.30%	5.0%	4.0%
Tier 1 Risk-Based	103,924,836	14.21%	6.0%	4.0%
Total Risk-Based	113,114,699	15.47%	10.0%	8.0%
Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2010, the Company’s FHLB advances were of fixed term borrowings without call or put option features.
At June 30, 2010, the Bank had $145 million in FHLB advances outstanding at an average rate of 0.13% compared to $100 million at an average rate of 2.06% at June 30, 2009.
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
On March 12, 2010, the Company purchased a pool of residential mortgage home equity loans with a par value of $22.0 million. At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principle balance of approximately $39,200, a weighted average credit score of 744, a weighted average loan to value of 86.44%, and a weighted average yield of 7.76%. Fifty one percent of the mortgage home equity loan pool is located in the state of Michigan; the balance is geographically disbursed through out the United States.

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
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At June 30, 2010 and December 31, 2009, the Company had pledged $193,198,071and $101,271,858, respectively, in loans as available collateral for Federal Home Loan Bank borrowings. In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk.
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
Provision for loan and lease losses of $3,850,000 were provided for the six-months ended June 30, 2010 compared with $4,481,000 for the six-months ended June 30, 2009. The Company’s allowance for loan and lease losses was 2.08% of total loans at June 30, 2010, 1.86% at December 31, 2009 and 1.43% at June 30, 2009, while its ratio of non-performing assets to total assets was 2.74% at June 30, 2010, 1.92% at December 31, 2009, and 1.60% at June 30, 2009.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Other Real Estate Owned
Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in non-interest expense in the Consolidated Statements of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.
Table 1.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets
Portfolio Loans[1]	$622,525	$18,353	5.90%	$574,206	$17,321	6.04%
Tax-exempt Securities[2]	34,288	703	4.10%	28,245	575	4.07%
US Government Securities	21,329	292	2.74%	8,624	192	4.45%
Mortgage backed Securities	32,076	653	4.07%	69,253	1,954	5.64%
Federal Funds Sold	990	1	0.20%	25,771	30	0.23%
Other Securities	44,236	614	2.78%	31,905	248	1.55%

Average Earning Assets	$755,444	$20,616	5.45%	$738,004	$20,320	5.51%

Cash & Due From Banks	$39,431			$19,388
Bank Premises	9,911			13,480
Other Assets	31,679			17,333

Average Total Assets	$836,465			$788,205

Interest Bearing Liabilities
Demand Interest Bearing	$143,813	$456	0.63%	$137,938	$546	0.79%
Savings Deposits	71,789	440	1.23%	63,499	519	1.63%
Certificates of Deposit	333,239	3,315	1.99%	289,925	3,781	2.61%
Repurchase Agreements	11,215	27	0.48%	11,523	25	0.43%
FHLB Borrowings	74,227	274	0.74%	124,393	1,120	1.80%
Trust Preferred Borrowings	15,465	415	5.37%	15,000	431	5.75%

	649,748	$4,927	1.52%	642,278	$6,422	2.00%

Noninterest bearing demand	74,713			72,009
Other Liabilities	26,893			8,674
Stockholders’ Equity	85,111			65,244

Average Liabilities and Stockholders’ Equity	$836,465			$788,205

Net Interest Income and Net Interest Margin		$15,689	4.15%		$13,898	3.77%

Interest income on loans includes fee (expense) income of approximately $84,503 and ($72,828) for the period ended June 30, 2010 and 2009, respectively.

[1]	Average non accrual loans and average loans held for sale of $14.4 and $17.7 million are included respectively

[2]	The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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
Table 2
Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	June 30, 2010	Over	June 30, 2009
(Dollars in thousands)	Volume	Rate	Total

Increase(decrease) In Interest Income
Portfolio Loans	$1,425	$(393)	$1,032
Tax-exempt Securities	124	4	128
US Government Securities	174	(74)	100
Mortgage Back Securities	(757)	(544)	(1,301)
Federal Funds Sold	(25)	(4)	(29)
Other Securities	171	195	366

Total Increase (Decrease)	1,112	(816)	296

Increase(decrease) In Interest Expense
Interest Bearing Demand	18	(108)	(90)
Savings Deposits	51	(130)	(79)
Certificates of Deposit	431	(897)	(466)
Repurchase Agreements	(1)	3	2
FHLB Borrowings	(185)	(661)	(846)
Trust Preferred Borrowings	—	(16)	(16)

Total Increase (Decrease)	314	(1,809)	(1,495)

Net Increase	$798	$993	$1,791

Average earning assets for the six-months ended June 30, 2010 increased $17.4 million or 2.4% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $48.3 million or 8.4% on average compared with the prior year period. Average loan yields decreased by 6 basis points to 5.9% during the period; the decrease in average loan yields is primarily due to the repricing of existing loans, and the reclassification of loans to non accrual status.
Average deposits and borrowings increased by $7.5 million over the same period a year ago. The yield on funding costs decreased to 1.52% compared with 2.00% for the same period. The downward repricing of deposits, specifically time deposits, and decreased borrowing rates on Federal Home Loan Bank borrowings were the main contributors to the overall reduction in the Company’s cost of funds.
A combination of reduced funding costs and an increase in the volume of higher yielding earning assets significantly improved the Company’s net interest margin. Average interest bearing liabilities increased $7.5 million while total interest expense decreased $1.5 million or 48 basis points to 1.52% from the same period a year ago. Average loans increased by $48.3 million and contributed over $1.0 million to the margin in comparison to the same period a year ago. The additional interest income from the loan portfolio offset the $736,000 decrease in interest income from the investment portfolio. The net result was an increase to the net interest margin of $1.8 million over the prior year for the six-month period ended June 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of noninterest income for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Noninterest income
Service charges on deposit accounts	$62	$96	$144	$188
Payroll and benefit processing fees	100	104	228	238
Earnings on cash surrender value — Bank owned insurance	107	117	215	203
Net gain on sale of securities available-for-sale	133	1,074	1,064	1,478
Net gain on sale of loans	—	340	—	340
Merchant credit card service income, net	64	75	117	149
Mortgage brokerage fee income	2,753	1,302	5,292	1,302
Other Income	118	87	219	162

Total Noninterest income	$3,337	$3,195	$7,279	$4,060
Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, and mortgage brokerage fee income. Noninterest income for the three months ending June 30, 2010 was approximately $3.3 million or 4.4% greater than the same period a year ago. The $142,000 increase is primarily due to an increase in mortgage brokerage fee income associated with our purchase of an equity interest in the Simonich Corporation (See Acquisition below). Mortgage brokerage fee income is primarily derived from origination fees on residential mortgage loans and from the sale of mortgage loans to financial institutions. Loan origination fees and sales fees earned on brokered loans are recorded as income when the loans are sold. Our investment strategy requires that we reposition our investment portfolio within certain parameters to minimize risks to comprehensive income. In the current period there was decreased repositioning compared to the three months ending June 30, 2009. As a result, net gains on available for sale securities decreased by $941,000 compared to the three months ending June 30, 2009.
Noninterest income for the six-months ending June 30, 2010 was approximately $7.3 million or 79% greater than the same period a year ago. The significant increase is primarily derived from mortgage brokerage fee income.
The following table sets forth a summary of noninterest expense for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Noninterest Expense
Salaries and related benefits	$3,365	$2,644	$7,076	$4,771
Occupancy and equipment expense	924	730	1,853	1,302
Write down of other real estate owned	1,064	—	1,245	—
FDIC insurance premium	254	301	505	574
Data processing fees	64	68	153	179
Professional service fees	543	295	943	454
Deferred compensation expense	122	123	240	242
Stationery and Supplies	96	26	176	79
Postage	45	76	87	157
Directors’ expense	68	120	152	157
Other expenses	965	510	2,265	938

Total Noninterest expense	$7,510	$4,893	$14,695	$8,853
Noninterest expense includes salaries and benefits, occupancy, FDIC insurance assessments, director fees, and other expenses. Noninterest expense for the three months ending June 30, 2010 was approximately $7.5 million or 53% greater than the same period a year ago. The $2.6 million increase is primarily due to increased salary and related benefits, valuation adjustments pertaining to the Company’s other real estate owned, and additional other operating expenses consolidated from the mortgage company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The increase in salaries and related benefits is primarily due to the purchase of an equity interest in the Simonich Corporation. The Company consolidated an additional $818,000 in related salaries and benefits of the mortgage company for the three months ending June 30, 2010 compared to the three months ending June 30, 2009.
During the three months ending June 30, 2010 the Company determined that a valuation adjustment to the carrying value of the Company’s other real estate owned was necessary. The values were adjusted downward, reflecting the continued deterioration in local real estate market conditions. As a result the Company recognized $1.1 impairment charge to earnings.
Other expenses increased by approximately $446,000 during the three months ending June 30, 2010. The increase is primarily due to the consolidation of additional other expenses recorded at the mortgage company. Due to the timing of the acquisition of the Simonich Corporation, the Company consolidated three months of mortgage company related other expenses, compared to approximately one month of other expenses for the reporting period ending June 30, 2009. Other expenses recorded by the mortgage company include expenses for business travel, telephone, insurance and licensing fees
Noninterest expense for the six-months ending June 30, 2010 was approximately $14.7 million or 65.9% greater than the same period a year ago. The increase in noninterest income is primarily due to increased salary and related benefits, and increases in occupancy and equipment expense.
The increase in salaries and related benefits is primarily due to the purchase of an equity interest in the Simonich Corporation. The Company consolidated an additional $2.2 million in related salaries and benefits of the mortgage company for the six months ending June 30, 2010 compared to the six months ending June 30, 2009.
During the six months ending June 30, 2010 the Company determined that a valuation adjustment to the carrying value of the Company’s other real estate owned was necessary. The values were adjusted downward, reflecting the continued deterioration in local real estate market conditions. As a result the Company recognized a $1.2 million impairment charge to earnings.
Other expenses increased by $1.3 million during the six months ending June 30, 2010. The increase is primarily due to the consolidation of additional other expenses recorded at the mortgage company. Due to the timing of the purchase of Simonich Corporation, for the current period the Company consolidated six months of mortgage company related other expenses, compared to approximately one month of other expenses for the reporting period ending June 30, 2009. Other expenses recorded by the mortgage company include expenses for business travel, telephone, insurance and licensing fees
Income Taxes
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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Income Taxes	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Tax provision	$750	$1,027	$1,494	$1,637
Effective tax rate	31.26%	37.43%	33.78%	35.40%
The Company had a net deferred tax asset of $7.0 million at June 30, 2010. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2010 consist of the following:

Deferred Tax Assets	June 30, 2010	June 30, 2009

State Franchise taxes	$162,447	$—
Deferred compensation	2,446,342	$2,249,218
Loan loss reserves	5,829,858	4,577,887
Other	270,259	24,768

Total Deferred Tax Assets	$8,708,906	$6,851,873

Deferred Tax Liabilities
State Franchise taxes	$—	($83,382)
Unrealized gain on available-for-sale investment securities	(284,217)	(20,997)
Depreciation	(241,565)	(84,559)
Deferred loan origination costs	(412,264)	(426,715)
Deferred state taxes	(643,872)	(516,580)
Other	(155,513)	(55,992)

Total Deferred Tax Liabilities	$(1,737,431)	$(1,188,225)

Total Net Deferred Tax Asset	$6,971,475	$5,663,648

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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	June 30, 2010	December 31, 2009

Commercial and financial loans	$135,806	$133,079
Real estate — construction loans	43,266	59,524
Real estate — commercial (investor)	186,455	197,023
Real estate — commercial (owner occupied)	71,529	63,001
Real estate — ITIN loan pool	73,953	78,250
Real estate — other mortgage	19,864	20,526
Real estate — equity lines	76,976	45,601
Installment	2,505	2,223
Other loans	3,438	2,212
Less:
Net deferred loan fees	193	209
Allowance for loan losses	12,767	11,207

Total net portfolio loans	$600,832	$590,023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table provides a breakdown of our real estate construction portfolio as of June 30, 2010:
(Dollars in thousands)

		% of Total
Loan Type	Balance	net portfolio loans
Commercial lots and entitled commercial land	$18,413	3.06%
Commercial real estate — construction	16,385	2.73%
1-4 family subdivision loans	5,748	0.96%
1-4 family individual residential lots	1,838	0.31%
1-4 family construction speculative	882	0.14%

Total real estate- construction	$43,266	7.20%
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
As of June 30, 2010, $26.9 million in mortgages are held for sale. These loans are not included in net portfolio loans listed in the above table.
Non performing Assets
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands) Non performing assets	June 30, 2010	December 31, 2009

Nonaccrual Loan Portfolio	$17,288	$7,667

Nonaccrual — ITIN Loan Pool	5,237	—

Nonaccrual — Home Equity Loan Pool	304	—

90 days past due and still accruing interest	592	5,052
Other real estate owned	2,039	2,880

Total non performing assets	$25,460	$15,599

Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Included in our nonaccrual loan portfolio are $10.8 million in troubled debt restructured credits currently making payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
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
Non-performing assets were 2.74% of total assets as of June 30, 2010; 1.92% at December 31, 2009 and 1.60% at June 30, 2009. There are $22.8 million loans in nonaccrual status as of June 30, 2010, $5.2 million or 58 of which are ITIN loans with a weighted average balance of approximately $90,000 each, all in various stages of collection. Approximately $2.1 million in put-back reserves are available to cover the ITIN loans in nonaccrual status. The remaining nonaccrual loans consist of four commercial and industrial loans, one commercial lot loan, two residential lot loans, five commercial real estate loans, five residential mortgages, and eight home equity lines of credit.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
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
The ALLL should not be interpreted as an indication that charge-offs in future periods will occur in the stated amounts or proportions.
     The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	Three Months Ended		Six Months Ended
Allowance for Loan Losses	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Beginning balance for Loan Losses	$12,197	$7,701	$11,207	$8,429
Provision for Loan Losses	1,600	3,056	3,850	4,481
Charge offs:
Commercial	(399)	(774)	(789)	(2,432)
Real Estate	(795)	(1,603)	(2,093)	(2,100)
Other	—	(12)	—	(12)

Total Charge offs	(1,194)	(2,389)	(2,882)	(4,544)

Recoveries:
Commercial	1	127	397	128
Real Estate	162	0	193	0
Other	1	1	2	2

Total Recoveries	164	128	592	130

Ending Balance	$12,767	$8,496	$12,767	$8,496
ALLL to total loans	2.08%	1.43%	2.08%	1.43%
Net Charge offs to average loans	0.17%	0.39%	0.38%	0.77%
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
The allowance for loan and lease losses totaled $12.8 million at June 30, 2010 compared to $11.2 million at December 31, 2009 and $8.5 million at June 30, 2009. The Company’s allowance for loan losses was 2.08% of total loans at June 30, 2010, 1.86% at December 31, 2009 and 1.43% at June 30, 2009. Provisions for loan losses for the six-months ended June 30, 2010 were $3,850,000 compared to $4,481,000 for the same period in 2009.
The Company continues to work diligently to identify non-performing assets. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s prudent stance in recognizing impaired loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	June 30,	March 31,		September 30,	June 30,
(Dollars in thousands, except for per share data)	2010	2010	December 31, 2009	2009	2009

Interest income:
Interest and fees on loans	$9,302	$9,051	$9,184	$9,355	$9,272
Interest on tax-exempt securities	381	322	311	278	279
Interest on U.S. government securities	507	439	676	628	954
Interest on federal funds sold and securities repurchased under agreements to resell	—	1	1	1	5
Interest on other securities	343	270	266	309	131

Total interest income	10,533	10,083	10,438	10,571	10,641

Interest expense:
Interest on demand deposits	226	230	229	240	239
Interest on savings deposits	221	219	221	223	238
Interest on certificates of deposit	1,554	1,761	1,906	1,941	1,900
Securities sold under repurchase agreements	15	12	13	13	11
Interest on FHLB and other borrowings	138	136	172	514	539
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	207	208	208	234	216

Total interest expense	2,361	2,566	2,749	3,165	3,143

Net interest income	8,172	7,517	7,689	7,406	7,498
Provision for loan and lease losses	1,600	2,250	3,150	1,844	3,056

Net interest income after provision for loan and lease losses	6,572	5,267	4,539	5,562	4,442

Noninterest income:
Service charges on deposit accounts	62	82	94	108	96
Payroll and benefit processing fees	100	128	105	109	104
Earnings on cash surrender value — bank owned life insurance	107	108	107	108	117
Net gain on sale of securities available-for-sale	133	931	454	506	1,074
Net gain on sale of loans	—		1	—	340
Merchant credit card service income, net	64	54	68	80	75
Mortgage brokerage fee income	2,753	2,539	2,112	1,913	1,302
Other income	118	100	119	120	87

Total noninterest income	3,337	3,942	3,060	2,944	3,195

Noninterest expense:
Salaries and related benefits	3,365	3,711	3,209	2,902	2,644
Occupancy and equipment expense	924	929	1,178	1,121	730
Write down of other real estate owned	1,064	181	161	3	—
FDIC insurance premium	254	251	279	421	301
Data processing fees	64	89	51	52	68
Professional service fees	543	400	146	220	295
Deferred compensation expense	122	118	118	118	123
Stationery and supplies	96	80	44	62	26
Postage	45	42	36	—	76
Directors’ expense	68	84	67	75	120
Other expenses	965	1,271	802	653	483

Total noninterest expense	7,510	7,185	6,117	5,654	4,893

Income before provision for income taxes	2,399	2,024	1,482	2,852	2,744
Provision for income taxes	750	744	43	1,010	1,027

Net Income	1,649	1,280	1,439	1,842	1,717
Less: Net income (loss) attributable to non- controlling interest	144	(255)	33	129	101
Net income attributable to Bank of Commerce Holdings	$1,505	$1,535	$1,406	$1,713	$1,616

Less preferred dividend and accretion on preferred stock	$236	$235	$235	$235	$235
Income available to common stockholders	$1,269	$1,300	$1,171	$1,478	$1,381

Basic earnings per share	$0.08	$0.15	$0.13	$0.17	$0.16
Weighted average shares — basic	16,837	8,871	8,711	8,711	8,711
Diluted earnings per share	$0.08	$0.15	$0.13	$0.17	$0.16
Weighted average shares — diluted	16,837	8,871	8,711	8,711	8,712
Cash dividends per share	$0.06	$0.06	$0.06	$0.12	$0.00

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.
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

Item 1a. Risk Factors
There was one material addition to the Company’s risk factors previously disclosed in the registrant’s Form 10-K.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), a landmark financial reform bill comprised of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Act includes other key provisions as follows:
(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve (“Fed”) are given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Fed can also take direct control of troubled financial companies that are considered systemically significant.
(2) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws (except the Community Reinvestment Act). It will also be in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency will continue to have authority to preempt state banking and consumer protection laws if these laws “prevent or significantly” interfere with the business of banking.
(3) The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For depository institution holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. However going forward, TPS will be disallowed as Tier 1 capital. Beginning January 1, 2013, Bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.
(4) The Act effects changes in the FDIC assessment base with stricter oversight. A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for noninterest-bearing transaction accounts in all banks effective December 31, 2010 through the end of 2012. Further, the Act removes the prohibition on payments of interest on demand deposit accounts as of July 21, 2011. Thus, if a depositor sweeps any amount in excess of $250 thousand from a noninterest-bearing transaction account to an interest bearing demand deposit, there is no FDIC insurance coverage on the portion that is over $250 thousand coverage limit.
(5) The Act places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates.
The impact of the Act on our banking operations is still uncertain due to the massive volume of new rules still subject to adoption and interpretation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of our common stock in an underwritten public offering (“Offering”). As part of the registration statement the Company represented the intent to grant the underwriters an option to purchase up to an additional $4.5 million of common stock offered to cover over-allotments, if any. The common stock will be issued pursuant to a prospectus filed as part of the Company’s registration statement under the Securities Act of 1933.
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
On April 14, 2010, the Company announced that the underwriters of its recent public offering of common shares have fully exercised their over-allotment option, which will result in the issuance of an additional 1,080,000 shares of common stock. The option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share, which closed on March 29, 2010. The exercise of the over-allotment option has resulted in additional net proceeds of approximately $4.4 million, bringing the expected total net proceeds of the offering to approximately $33.2 million, after deducting the underwriting discount and offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the offering to 8,280,000.
The shares were sold in an underwritten public offering by Howe Barnes Hoefer & Arnett, Inc. acting as lead manager.
The Company intends to use the net proceeds from the offering for general corporate purposes including organic growth and opportunistic acquisitions.
Item 3. Defaults upon Senior Securities
N/A.
Item 4. (Removed and Reserved)
N/A
Item 5. Other Information
N/A
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: August 13, 2010	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and Chief Financial Officer