Form 10-Q
period 2010-09-30
Bank of Commerce Holdings
filed 2010-11-12
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Outstanding shares of Common Stock, no par value, as of October 31, 2010: 16,991,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2010 (unaudited), December 31, 2009 and September 30, 2009 (unaudited)

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
ASSETS
Cash and due from banks, noninterest bearing	$27,763	$36,902	$20,224
Interest bearing due from banks	43,188	31,338	56,208

Cash and cash equivalents	70,951	68,240	76,432
Securities available-for-sale, at fair value (including pledged collateral of $43,772 at September 30, 2010, $55,672 at December 31, 2009 and $61,345 at September 30, 2009)	166,925	80,062	86,499
Portfolio Loans, net of the allowance for loan losses of $15,452 at September 30, 2010, $11,207 at December 31, 2009 and $8,899 at September 30, 2009	595,575	590,023	590,885
Mortgage loans held for sale	41,025	27,288	16,787
Bank premises and equipment, net	9,842	9,980	10,201
Goodwill	3,695	3,727	3,727
Other real estate owned	2,020	2,880	2,934
Other assets	34,239	31,206	27,215

TOTAL ASSETS	$924,272	$813,406	$814,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — noninterest bearing	$90,613	$69,448	$70,491
Demand — interest bearing	161,154	163,814	156,233
Savings accounts	82,761	65,414	59,982
Certificates of deposit	305,503	341,788	312,968

Total deposits	640,031	640,464	599,674

Securities sold under agreements to repurchase	11,328	9,621	10,038
Federal Home Loan Bank and Federal Reserve Bank borrowings	141,000	70,000	100,000
Mortgage warehouse lines of credit	—	—	12,285
Other liabilities	11,669	9,050	8,967
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465	15,465

Total Liabilities	819,493	744,600	746,429
Commitments and contingencies Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding on September 30, 2010, December 31, 2009, and September 30, 2009	16,708	16,641	16,619
Common stock , no par value, 50,000,000 shares authorized; 16,991,495 shares issued and outstanding at September 30, 2010, 8,711,495 issued and outstanding on December 31, 2009 and at September 30, 2009	42,741	9,730	9,709
Common stock warrant	449	449	449
Retained earnings	40,845	39,004	38,355
Accumulated other comprehensive income, net of tax	1,717	657	827

Total Equity — Bank of Commerce Holdings	102,460	66,481	65,959
Non controlling interest in subsidiary	2,319	2,325	2,292

Total stockholders’ equity	104,779	68,806	68,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$924,272	$813,406	$814,680

     See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

	For Three Months Ended:		For Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(Amounts in thousands, except for per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$9,414	$9,355	$27,767	$26,676
Interest on tax-exempt securities	465	278	1,168	853
Interest on U.S. government securities	633	628	1,578	2,774
Interest on federal funds sold and securities purchased under agreements to resell	1	1	2	31
Interest on other securities	471	309	1,085	557

Total interest income	10,984	10,571	31,600	30,891

Interest expense:
Interest on demand deposits	251	240	707	786
Interest on savings deposits	237	223	677	742
Interest on certificates of deposit	1,453	1,941	4,768	5,722
Securities sold under agreements to repurchase	13	13	40	38
Interest on FHLB and other borrowings	186	514	460	1,634
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	204	234	619	665

Total interest expense	2,344	3,165	7,271	9,587

Net interest income	8,640	7,406	24,329	21,304
Provision for loan and lease losses	4,450	1,844	8,300	6,325

Net interest income after provision for loan losses	4,190	5,562	16,029	14,979

Noninterest income:
Service charges on deposit accounts	63	108	207	296
Payroll and benefit processing fees	107	109	335	347
Earnings on cash surrender value — Bank owned life insurance	112	108	327	311
Net gain on sale of securities available-for-sale	179	506	1,243	1,984
Net gain on transfer of financial assets	—	—	—	340
Gain on settlement of put reserve	1,750	—	1,750	—
Mortgage brokerage fee income	3,293	1,913	8,585	3,215
Other income	179	200	515	511

Total noninterest income	5,683	2,944	12,962	7,004

Noninterest expense:
Salaries and related benefits	4,162	2,902	11,238	7,673
Occupancy and equipment expense	952	1,124	2,805	2,426
Write down of other real estate owned	129	—	1,374	—
FDIC insurance premium	250	421	755	995
Data processing fees	52	52	205	231
Professional service fees	216	220	1,159	674
Deferred compensation expense	126	118	366	360
Stationery and supplies	35	62	211	141
Postage	58	—	145	111
Directors’ expense	56	75	208	232
Goodwill impairment	—	—	32	—
Other expenses	1,257	680	3,490	1,664

Total noninterest expense	7,293	5,654	21,988	14,507

Income before provision for income taxes	2,580	2,852	7,003	7,476
Provision for income taxes	916	1,010	2,410	2,647

Net Income	1,664	1,842	4,593	4,829
Less: Net income (loss) attributable to non-controlling interest	105	129	(6)	230
Net Income attributable to Bank of Commerce Holdings	$1,559	$1,713	$4,599	$4,599

Less: preferred dividend and accretion on preferred stock	235	235	706	707
Income available to common shareholders	$1,324	$1,478	$3,893	$3,892
Basic earnings per share	$0.08	$0.17	$0.27	$0.45
Weighted average shares — basic	16,991	8,711	14,263	8,711
Diluted earnings per share	$0.08	$0.17	$0.27	$0.45
Weighted average shares — diluted	16,991	8,711	14,263	8,712
Cash Dividends declared	$0.03	$0.12	$0.15	$0.18

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three and Nine Months Ended September 30, 2010 (Unaudited)

							Accumulated Other
							Comp- Income	Subtotal	Non Controlling
		Preferred		Common	Stock		(Loss),	Bank of Commerce	Interest in
(Dollars in Thousands)	Comprehensive Income	Amount	Warrant	Shares	Amount	Retained Earnings	net of tax	Holdings	Subsidiary	Total
Balance at December 31, 2009		$16,641	$449	8,711,495	$9,730	$39,004	$657	$66,481	$2,325	$68,806

Comprehensive Income:
Net Income (loss)	$1,280					1,535		1,535	(255)	1,280
Other Comprehensive Income:
Unrealized gains on securities, net of tax	245
Reclassification adjustment for gains included in net income, net of tax	(549)

Total Other Comprehensive Income	976
Less: Other Comprehensive loss non-controlling interest	(255)
Total Comprehensive Income — BOCH	$1,231						(304)	(304)		(304)

Accretion on Preferred Stock		22				(22)		—		—
Common cash dividends ($0.06 per share)						(523)		(523)		(523)
Preferred stock dividend						(213)		(213)		(213)
Compensation expense associated with stock options					13			13		13
Issuance of new shares, net of issuance costs ($4.25 per share)				7,200,000	28,752			28,752		28,752
Balance at March 31, 2010		$16,663	$449	15,911,495	$38,495	$39,781	$353	$95,741	$2,070	$97,811

Comprehensive Income:
Net Income	$1,649					1,505		1,505	144	1,649
Other Comprehensive Income:
Unrealized gains on securities, net of tax	168
Reclassification adjustment for gains included in net income, net of tax	(78)

Total Other Comprehensive Income	1,739
Less: Other Comprehensive income non-controlling interest	144

Total Comprehensive Income — BOCH	$1,595						90	90		90

Accretion on Preferred Stock		23				(23)
Common cash dividends ($0.06 per share)						(1,019)		(1,019)		(1,019)
Preferred stock dividend						(213)		(213)		(213)
Compensation expense associated with stock options					14			14		14
Issuance of new shares, net of issuance costs ($4.25 per share)				1,080,000	4,361			4,361		4,361
Balance at June 30, 2010		$16,686	$449	16,991,495	$42,870	$40,031	$443	$100,479	$2,214	$102,693

Comprehensive Income:
Net Income	$1,664					1,559		1,559	105	1,664
Other Comprehensive Income:
Unrealized gains on securities and derivatives, net of tax	1,380
Reclassification adjustment for gains included in net income, net of tax	(106)

Total Other Comprehensive Income	2,938
Less: Other Comprehensive income non-controlling interest	105

Total Comprehensive Income — BOCH	$2,833						1,274	1,274		1,274

Accretion on Preferred Stock		22				(22)
Common cash dividends ($0.03 per share)						(510)		(510)		(510)
Preferred stock dividend						(213)		(213)		(213)
Compensation expense associated with stock options					12			12		12
Additional issuance costs					(141)			(141)		(141)
Balance at September 30, 2010		$16,708	$449	16,991,495	$42,741	$40,845	$1,717	$102,460	$2,319	$104,779
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2010 and 2009

	September 30,	September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$4,593	$4,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,300	6,325
Provision for depreciation and amortization	718	943
Goodwill impairment	32	—
Compensation expense associated with stock options	39	60
Gain on transfer of financial assets	—	(340)
Gross proceeds from sales of loans held for sale	482,641	286,885
Gross originations of loans held for sale	(496,378)	(291,609)
Gain on sale of securities available-for-sale	(1,243)	(1,984)
Amortization of investment premiums and accretion of discounts, net	261	(90)
Gain on settlement of put reserve	(1,750)	—
Loss (Gain) on sale of other real estate owned	139	(20)
Write down of other real estate owned	1,374	—
(Increase) in deferred income taxes	(2,656)	(580)
Increase in cash surrender value of bank owned life policies	(278)	(1,471)
Effect of changes in:
Other assets	(825)	(723)
Deferred compensation	321	337
Deferred loan fees	(85)	145
Other liabilities	3,461	(5,226)

Net cash used in operating activities	(1,336)	(2,519)

Cash flows from investing activities:
Proceeds from maturities and payments of available for sale securities	25,805	22,653
Proceeds from sales of available-for-sale securities	38,707	67,874
Purchases of available-for-sale securities	(148,000)	(41,468)
Purchase of ITIN loan portfolio	—	(66,696)
Purchases of home equity loan portfolio	(14,801)	—
Loan origination, net of principal repayments	151	(11,431)
Purchases of premises and equipment, net	(586)	(286)
Proceeds from the sales of other real estate owned	229	315
Cash acquired in merger, net of cash consideration paid	—	265

Net cash used in investing activities	(98,495)	(28,774)

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	35,853	(4,289)
Net (decrease) increase in certificates of deposit	(36,286)	48,681
Net increase (decrease) in securities sold under agreement to repurchase	1,707	(3,815)
Net change in FHLB advances	71,000	(20,000)
Net change in other short term borrowings	—	4,375
Cash dividends paid on common stock	(2,065)	(1,742)
Cash dividends paid on preferred stock	(639)	(640)
Net proceeds from issuance of common stock	32,972	—

Net cash from financing activities	102,542	212,534

Net increase (decrease) in cash and cash equivalents	2,711	(8,759)
Cash and cash equivalents, beginning of period	68,240	85,191

Cash and cash equivalents, end of period	$70,951	$76,432

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$3,711	$2,189
Interest	7,369	9,635
Transfer of loans to other real estate owned	882	3,229
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
The Company will regularly explore opportunities to acquire financial services companies and businesses. Public announcements about an acquisition opportunity are not made until a definitive agreement has been signed. In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation d.b.a. BWC Mortgage Services to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation d.b.a. BWC Mortgage Services is a successful state of the art mortgage broker of residential real estate loans with fourteen offices in two different states and licenses in California, Oregon, Washington, Idaho and Colorado. The business was formed in 1993 and the corporate offices are located in San Ramon, California. The Corporate offices are located in San Ramon, California.
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
Purchase Price and Goodwill
The following table summarizes the purchase and resulting goodwill:

(Dollars in thousands)
Goodwill

Total consideration at fair value	$2,465
Fair value of non-controlling interest	2,062

$4,527

Acquisition date fair value of net assets acquired	$(800)

Goodwill at date of acquisition	$3,727

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
The following table represents the pro-forma income statement as if the acquisition had occurred on January 1, 2009:

(Dollars in thousands)		Nine Months Ended September 30, 2009
Pro-Forma Income Statement	Bank	Mortgage	Parent	Intercompany	Consolidated
Interest income:
Total interest income	$30,663	$—	$246	$(18)	$30,891
Interest expense:
Total interest expense	8,955	41	638	(18)	9,616

Net interest income	21,708	(41)	(392)	—	21,275
Provision for loan and lease losses	6,325	—	—	—	6,325

Net interest income after provision for loan losses	15,383	(41)	(392)	—	14,950
Noninterest income:
Mortgage brokerage fee income	27	5,898	—	—	5,925
Other noninterest income	3,789	2	—	—	3,791

Total noninterest income	3,816	5,900	—	—	9,716
Noninterest expense:
Salaries and related benefits	6,209	2,768	98	—	9,075
Occupancy and equipment expense	1,872	840	—	—	2,712
Other noninterest expense	3,743	1,062	153	—	4,958

Total noninterest expense	11,824	4,670	251	—	16,745
Income before provision for income taxes	7,375	1,189	(643)	—	7,921
Provision for income taxes	2,373	275	—	—	2,648

Net Income	5,002	914	(643)	—	5,273
Less: Net income attributable to non-controlling interest	—	448	—	—	448

Net Income attributable to Bank of Commerce Holdings	$5,002	$466	$(643)	—	$4,825

Less: Preferred dividend and accretion on preferred stock	—	—	707	—	707

Income available to common shareholders	$5,002	$466	$(1,350)	—	$4,118

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
4. Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with Preferred Stock. The following table displays the computation of earnings per share for the three and nine months ended September 30, 2010 and 2009.

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
Earnings Per Share	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Basic EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,559	$1,713	$4,599	$4,599
Less: dividend on Preferred Stock	213	213	639	640
Less: accretion on Preferred Stock	22	22	67	67

Numerator: Earnings available to common stockholders	$1,324	$1,478	$3,893	$3,892

Denominator (average common shares outstanding)	16,991	8,711	14,263	8,711
Basic earnings per Share	$0.08	$0.17	$0.27	$0.45

Diluted EPS Calculation:
Net Income attributable to Bank of Commerce Holdings	$1,559	$1,713	$4,599	$4,599
Less: dividend on Preferred Stock	213	213	639	640
Less: accretion on Preferred Stock	22	22	67	67

Numerator: Earnings available to common stockholders	$1,324	$1,478	$3,893	$3,892

Denominator:
Average common shares outstanding	16,991	8,711	14,263	8,711

Plus incremental shares from assumed conversions
Stock Options	—	—	—	1
Warrants	—	—	—	8,712

Diluted earnings per Share	$0.08	$0.17	$0.27	$0.45
Anti-dilutive options not included in EPS Calculation	282,080	621,605	282,080	621,605
Anti-dilutive warrants not included in EPS Calculation	405,405	405,405	405,405	405,405

5. Stock Option Plans
For the nine months of 2010, stock option compensation expense charged against income was $39,296 compared to $59,504 at September 30, 2009. At September 30, 2010, there were $60,007 of total unrecognized compensation costs related to non-vested share based payments for named officers and directors. This amount is expected to be recognized over a period of 3.9 years. No options were granted or exercised during the first nine months of 2010. Stock options totaling 4,200 at an average price of $5.06 expired during the period ended September 30, 2010.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
6. Securities Available-for-Sale
The Company’s available-for-sale securities consists of both debt securities. The portfolio is comprised of U.S. Treasury securities, U.S. Agency securities, mortgage-backed securities, and obligations of states and political subdivisions, and other asset backed securities. Securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses, after applicable income taxes, are reported in cumulative other comprehensive income. The Company uses the most current market quotations to estimate the fair value of these securities. Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks.
Total available-for-sale securities increased $87 million or 109% at September 30, 2010 compared to December 31, 2009. As of September 30, 2010, the Company held $140.2 million in securities with safekeep institutions for pledging purposes. Of this amount, $43.8 million are currently pledged for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements; Federal Home Loan Bank borrowings and interest rate swap contracts.
The following table summarizes the amortized cost of the Company’s available-for-sale securities at:

		As of September 30, 2010
(Dollars in thousands)		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury and agencies	$31,083	$186	$—	$31,269
Obligations of state and political subdivisions	62,964	2,168	(16)	65,116
Residential mortgage backed securities and collateralized mortgage obligations	64,628	1,247	(142)	65,733
Other asset backed securities	4,746	61	—	4,807

Total	$163,421	$3,662	$(158)	$166,925

		As of December 31, 2009
(Dollars in thousands)		Gross	Gross	Estimated
Available for sale securities	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value

U.S.- Treasury and agencies	$18,500	$101	$—	$18,601
Obligations of state and political subdivisions	32,184	547	(85)	32,646
Residential mortgage backed securities and collateralized mortgage obligations	28,278	869	(332)	28,815

Total	$78,962	$1,517	$(417)	$80,062

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2010 are shown below.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	20,787	21,089
Due after five years through ten years	23,905	24,321
Due after ten years	118,729	121,515

Total	$163,421	$166,925
An investment is impaired if the fair value of the investment is less than its cost adjusted for accretion, amortization and Other Than Temporary Impairment (“OTTI”), otherwise defined as an unrealized loss. When an investment is impaired, we assess whether to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities, that are considered other than temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of expected future cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an OTTI loss. The Company has designated the ALCO Committee responsible for the OTTI process. The ALCO Committee’s assessment of whether an OTTI loss should be recognized incorporates both quantitative and qualitative information.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The ALCO Committee considers a number of factors including, but not limited to: (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook. Management has evaluated all securities at September 30, 2010 and has determined that no securities are other than temporarily impaired.
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
The following table presents the current fair value and associated unrealized losses on investments with unrealized losses at September 30, 2010. The table also discloses whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

			As of September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair		Fair		Fair	Unrealized
(Dollars in thousands)	Value	Unrealized Losses	Value	Unrealized Losses	Value	Losses
Obligations of state and political subdivisions	$4,175	$(16)	$—	$—	$4,175	(16)
Residential mortgage backed securities and collateralized mortgage obligations	11,826	(99)	3,644	(43)	15,470	(142)

Total temporarily impaired securities	$16,001	$(115)	$3,644	$(43)	$19,645	$(158)

			As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair		Fair		Fair	Unrealized
(Dollars in thousands)	Value	Unrealized Losses	Value	Unrealized Losses	Value	Losses
U.S. Treasury and agencies	$3,994	$—	$—	$—	$3,994	$—
Obligations of state and political subdivisions	8,517	(84)	500	(1)	9,017	(85)
Residential mortgage backed securities and collateralized mortgage obligations	7,516	(332)	—	—	7,516	(332)

Total temporarily impaired securities	$20,027	$(416)	$500	$(1)	$20,527	$(417)

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
Residential mortgage-backed securities and collateralized mortgage obligations
The unrealized losses associated with federal agency mortgage-backed securities are primarily driven by changes in interest rates and not due to credit losses. These securities are issued by U.S. government or government sponsored entities and do not have any credit losses given the explicit government guarantee. As of September 30, 2010, there were two non agency collateralized mortgage obligations in unrealized loss positions greater than twelve months.
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
8. Goodwill
As a result of the stock purchase agreement and acquisition of 51% of the capital stock of Simonich Corporation, d.b.a. BOC Mortgage Services, the Company has recorded goodwill (See note 2). The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2008, 2009, and the period ending September 30, 2010. All recorded goodwill is related to the Mortgage Services segment.

	Mortgage Services
		Accumulated
(Dollars in thousands)	Gross	Impairment	Total

Balance, December 31, 2008	$—	$—	$—
Net additions	3,727	—	3,727

Balance, December 31, 2009	3,727	—	3,727
Impairment	—	(32)	(32)

Balance, September 30, 2010	$3,727	$(32)	$3,695

At September 30, 2010, the Company had recorded goodwill of $3,695,012 as compared to $3,727,052 at December 31, 2009. The goodwill recorded in connection with the acquisition of mortgage services represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.
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
The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital. The trust notes accrue and pay distributions on a quarterly basis at 3 month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at September 30, 2010 was 3.83%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust note is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
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
In addition, the Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate of 6.12%, until September 10, 2010 after which the rate will reset quarterly to equal 3-Month LIBOR plus 1.58%. On September 10, 2010 the rate reset to 1.87%.
The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10,310,000 of the Company’s floating rate junior subordinate notes (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust will be used by the Company for general corporate purposes, including funding the growth of the Company’s various financial services. During September 2008, an additional $1,200,000 in proceeds from the issuance of the trust notes was transferred from the Holding Company to the Bank as surplus capital.
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
The preferred stock proceeds from the Treasury Department were allocated based upon the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a Black-Sholes pricing model incorporating assumptions including our common stock price, dividend yield, stock price volatility and risk-free interest rate. We determined the fair value of the preferred stock based on assumptions regarding the discount rate (market rate) on the preferred stock which was estimated to be approximately 9.0% at the date of issuance. The discount on the preferred stock is being accreted to par value over a five-year term which is the expected life of the preferred stock. The proceeds of $17.0 million were allocated between the preferred stock and warrant with $16.6 million allocated to preferred stock and $449,000 allocated to the warrant based on their relative fair value at the time of issuance.
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
11. Commitments and contingent liabilities
     Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of September 30, 2010 are below:

(Dollars in thousands)
Operating Leases

2010	$200
2011	775
2012	606
2013	488
2014	499
Thereafter	434

Total	$3,002

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
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $141 million as of September 30, 2010 and $100 million as of September 30, 2009. The Company has two fixed rate advances for $6 million and $120 million, with interest payable at maturity and monthly respectively. In addition, the Company has one floating rate advance for $15 million. The floating rate adjusts quarterly to 3 month LIBOR plus 1 basis point, and interest on the principal is payable quarterly. The following table illustrates borrowings outstanding at the end of the period:

(Dollars in thousands)
FHLB Advances
Advance Amount	Interest Rate	Maturity
$6,000	0.25%	12/7/2010
120,000	0.28%	12/7/2010
15,000	0.30%	3/5/2013
The borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available for sale securities portfolio. Based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6.9 million. Furthermore, the Company has pledged $190 million of its commercial and real estate mortgage loans, and has borrowed $135 million against the pledged loans. As of September 30, 2010, the Company held $80.7 million in securities with the FHLB for pledging purposes. Of this amount $6.0 million are pledged as collateral against borrowings, and the remaining securities are considered unpledged.
At September 30, 2010, the Company had available borrowing lines at the FHLB of $79.4 million and a federal fund borrowing line at a correspondent bank totaling $10,000,000.
FRB Advances — The Company may periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). FRB borrowings outstanding were $0 as of September 30, 2010 and $0 as of September 30, 2009. The FRB’s discount window credit facility is limited to overnight borrowings. The Company has pledged $82.4 million in commercial and industrial loans as collateral as of September 30, 2010, and had available borrowing lines at the FRB of $50.3 million.
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
The Company’s commitments to extend credit are illustrated below:

(Dollars in thousands)
Credit Commitments	September 30, 2010	September 30, 2009
Unfunded loan commitments	$121,164	$137,964
Standby letters of credit	3,858	5,489
Guaranteed commitments outstanding	1,299	1,325

	$126,321	$144,778

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
The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into best efforts forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and best efforts forward delivery contracts with investors associated with mortgage loans receivable held for sale. The Company’s derivative instruments consist primarily of best efforts IRLC’s executed with borrowers which are offset against best efforts forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income. The net impact of the best efforts IRLC’s and commitments to deliver is not considered significant. At September 30, 2010 the Company did not maintain any open positions or any other outstanding derivative loan commitments.
12. Accounting for Income Tax and Uncertainties
The Company’s effective income tax rate was 34.38% for the nine months ending September 2010, compared with 34.35% for the nine months ending September 2009. The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. The increase is primarily attributable to increased tax expense (with a comparable increase in interest income). The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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
Non-controlling interests are presented in the income statement such that the consolidated income statement includes amounts from both the Company interests and the non-controlling interests. As a result, the effective tax rate is calculated by dividing income tax expense by income before income tax expense less net income attributable to non controlling interest.
13. Fair Value Measurement
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as impaired loans and certain other assets including other real estate owned and goodwill. These non recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)					Total
Recurring basis	Fair Value at September 30, 2010				Gains
	Total	Level 1	Level 2	Level 3	(Losses)
Available for sale securities
Obligations of states and political subdivisions	$65,116	$—	$65,116	$—	$—
Other investment securities (1)	101,809	—	101,809	—	—

Total assets measured at fair value	$166,925	$—	$166,925	$—	$—

Derivatives	$602		$602

Total liabilities measured at fair value	$602	$—	$602		$—

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

(Dollars in thousands)					Total
Recurring basis	Fair Value at December 31, 2009				Gains
	Total	Level 1	Level 2	Level 3	(Losses)
Available for sale securities
Obligations of states and political subdivisions	$32,646	$—	$32,646	$—	$—
Other investment securities (1)	47,416	—	47,416	—	—

Total assets measured at fair value	$80,062	$—	$80,062	$—	$—

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies
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
Derivative Assets and Liabilities — The valuation of the Company’s interest rate swaps are obtained from a third-party pricing service. The fair values are determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of the derivative fair values fall with Level 2 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Assets and Liabilities Recorded at Fair Value on a Non Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non recurring basis are included in the table below. No liabilities were measured at fair value on a non recurring basis at September 30, 2010 or December 31, 2009.

(Dollars in thousands)
Non recurring basis	Fair Value at September 30, 2010				Losses as of September 30, 2010
					Three	Nine
					Months Ended	Months Ended
					Total	Total
	Total	Level 1	Level 2	Level 3	(Losses)	(Losses)
Impaired loans	$20,698	$—	$14,399	$6,299	$(1,289)	$(4,946)
Other real estate owned	2,020	—	—	2,020	(125)	(1,374)
Goodwill	3,695	—	—	3,695	—	(32)

Total assets measured at fair value	$26,413	$0	$14,399	$12,014	$(1,414)	$(6,352)

(Dollars in thousands)
Non recurring basis	Fair Value at December 31, 2009				Losses as of December 31, 2009
					Three	Nine
					Months Ended	Months Ended
					Total	Total
	Total	Level 1	Level 2	Level 3	(Losses)	(Losses)
Impaired loans	$5,278	$—	$2,917	$2,361	$(563)	$(633)
Other real estate owned	2,880	—	—	2,880	(161)	(161)

Total assets measured at fair value	$8,158	$—	$2,917	$5,241	$(724)	$(794)
For the nine months ending September 30, 2010:
•	Impaired loans with a carrying amount of $25,643,581 were written down to their fair value of $20,697,921, resulting in an impairment charge of $4,945,660 which was included in earnings for the period.

•	Other real estate owned with a carrying amount of $3,393,283 was written down to fair value of $2,019,547 resulting in a loss of $1,373,736 which was included in earnings for the period.

•	Goodwill with a carrying amount of $3,727,052 was written down to the fair value of $3,695,012, resulting in an impairment charge of $32,040, which was included in earnings for the period.
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
The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows adjusted for credit losses. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, the impaired loans were evaluated based on the discounted cash flow method or the fair value of the collateral.

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
Other Real Estate Owned — The fair value of other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. At September 30, 2010, the estimated fair value was based on the fair value of the other real estate owned, supported by current appraisals. The Company records other real estate owned as a nonrecurring Level 3.
Goodwill — The fair value of goodwill is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. See footnote 10 for further disclosure pertaining to the goodwill impairment analysis.
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
Commitments to extend credit and standby letters of credit - The fair value of commitments is the off-balance sheet amount of loan commitments and outstanding letters of credit.
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
Derivative assets and liabilities — The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service. The fair values are determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of the derivative fair values fall with Level 2 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Commitments — Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower’s credit quality has declined, we record a reserve for these off-balance sheet commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material. As such, no disclosures are made on the fair value of commitments.
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
The table below is a summary of fair value estimates for financial instruments as of September 30, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2010		December 31, 2009
	Carrying		Carrying
(Dollars in thousands)	Amounts	Fair Value	Amounts	Fair Value
Financial assets
Cash and cash equivalents	$70,951	$70,951	$68,240	$68,240
Portfolio loans, net	595,575	605,500	590,023	611,099
Mortgages held for sale	41,025	41,025	27,288	27,288
Interest receivable	3,862	3,862	3,087	3,087
Financial Liabilities
Deposits	640,031	641,588	640,465	642,917
Securities sold under agreement to repurchase	11,328	11,328	9,621	9,621
Federal home loan borrowings	141,000	141,000	70,000	70,000
Subordinated debenture	15,465	15,465	15,465	15,465
Earn out payable	976	976	965	965
Interest payable	397	397	495	495

	Contract	Contract
Off balance sheet financial instruments:	Amount	Amount
Commitments to extend credit	$121,164	$122,872
Standby letters of credit	$3,858	$4,844
Guaranteed commitments outstanding	$1,299	$1,325

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
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with fourteen offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.
The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income for the three months and nine months ending September 30, 2009 and September 30, 2010.

	Three Months Ended September 30, 2010
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,920	$—	$(141)	$(139)	$8,640
Provision for loan and lease losses	4,450	—	—	—	4,450
Total noninterest income	2,391	3,153	—	139	5,683
Total noninterest expense	4,609	2,732	(48)	—	7,293

Income before provision for income taxes	2,252	421	(93)	—	2,580
Provision for income taxes	709	207	—	—	916

Net Income	1,543	214	(93)	—	1,664
Less: Net income attributable to non-controlling interest	—	105	—	—	105

Net Income attributable to Bank of Commerce Holdings	$1,543	$109	$(93)	$—	$1,559

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$25,121	$(1)	$(437)	$(354)	$24,329
Provision for loan and lease losses	8,300	—	—	—	8,300
Total noninterest income	4,394	8,214	—	354	12,962
Total noninterest expense	13,914	7,634	440	—	21,988

Income before provision for income taxes	7,301	579	(877)	—	7,003
Provision for income taxes	2,079	331	—	—	2,410

Net Income	5,222	248	(877)	—	4,593
Less: Net income attributable to non-controlling interest	—	(6)	—	—	(6)

Net Income attributable to Bank of Commerce Holdings	$5,222	$254	$(877)	$—	$4,599

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2009
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$7,586	$(9)	$(171)	$—	$7,406
Provision for loan and lease losses	1,850	(6)	—	—	1,844
Total noninterest income	1,050	1,894	—	—	2,944
Total noninterest expense	4,042	1,525	87	—	5,654

Income before provision for income taxes	2,744	366	(258)	—	2,852
Provision for income taxes	907	103	—	—	1,010

Net Income	1,837	263	(258)	—	1,842
Less: Net income attributable to non-controlling interest	—	129	—	—	129

Net Income attributable to Bank of Commerce Holdings	$1,837	$134	$(258)	$—	$1,713

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$21,736	$(12)	$(420)	$—	$21,304
Provision for loan and lease losses	6,325	—	—	—	6,325
Total noninterest income	3,816	3,188	—	—	7,004
Total noninterest expense	11,825	2,432	250	—	14,507

Income before provision for income taxes	7,402	744	(670)	—	7,476
Provision for income taxes	2,373	274	—	—	2,647

Net Income	5,029	470	(670)	—	4,829
Less: Net income attributable to non-controlling interest	—	230	—	—	230

Net Income attributable to Bank of Commerce Holdings	$5,029	$240	$(670)	$—	$4,599

The following tables represent a reconcilement Company’s reportable segment total assets, gross loans, and deposits to the consolidated balance sheet items for the periods ending September 30, 2010, December 31, 2010 and September 30, 2009.

	September 30, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$915,924	$18,448	$9,351	$(19,451)	$924,272
Total loans, gross	$618,617	$—	$2,336	$(9,926)	$611,027
Total deposits	$647,655	$—	$—	$(7,624)	$640,031

	December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$807,216	$15,001	$3,873	$(12,684)	$813,406
Total loans, gross	$606,472	$—	$2,470	$(7,712)	$601,230
Total deposits	$643,582	$—	$—	$(3,118)	$640,464

	September 30, 2009
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$795,326	$23,490	$4,280	$(8,416)	$814,680
Total loans, gross	$601,171	$—	$2,513	$(3,900)	$599,784
Total deposits	$602,664	$—	$—	$(2,990)	$599,674

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
During the three months ending September 30, 2010 the Company recognized an additional $141,604 in professional fees directly related to the common stock offering. The billings for the professional fees were received subsequent to the offering, but pertained directly to the offering. Accordingly, these expenses were netted out of the proceeds from the offering during the current period.
17. Other Real Estate Owned
Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in non-interest expense in the Consolidated Statements of Income.
At September 30, 2010 and December 31, 2009, the recorded investment in other real estate owned (“OREO”) was $2,019,547 and $2,879,956, respectively. For the nine months ended September 30, 2010, the Company transferred property from ten loans in the amount of $882,156 to OREO, sold five properties with balances of $368,829 for a net loss of $139,463, recorded $1,373,736 in write downs of OREO in other noninterest expense, and adjusted the balances through charges to the allowance for loan and lease losses in the amount of $194,683. The September 30, 2010 OREO balance of $2,019,547 consists of eight properties with seven being residential real estate in the amount of $589,410 and one property representing residential land in the amount of $1,430,137.
18. Derivatives
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements to mitigate the interest rate risk inherent in certain of the Company’s assets and liabilities. Presently, the Company does not use derivatives for trading or speculative purposes.
The primary underlying risk exposure of the derivative instruments are changes in interest rates counter to the Company’s longer term interest rate expectations. Furthermore, interest rate swap agreements involve the risk of dealing with institutional derivative counterparties and their ability to adhere to contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. Oversight of the Derivatives and Hedging Program is the responsibility of the Asset-Liability Committee of the Company’s Board of Directors. Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at September 30, 2010.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Cash flow hedges
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized. Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.
As of September 30, 2010, the Company held derivatives with a total notional amount of $75 million. The total $75 million represents interest rate swaps designated as cash flow hedges.
The following table summarizes the notional amount, effective date and maturity dates of the forward starting interest rate contracts the Company has outstanding with counterparties as of September 30, 2010.

(Dollars in thousands)
Description	Notional Amount	Effective Date	Maturity

Forward starting interest rate swap	$75,000	March 1, 2012	September 1, 2012
Forward starting interest rate swap	$75,000	September 4, 2012	September 1, 2013
Forward starting interest rate swap	$75,000	September 3, 2013	September 1, 2014
Forward starting interest rate swap	$75,000	September 2, 2014	September 1, 2015
Forward starting interest rate swap	$75,000	September 1, 2015	March 1, 2017

The hedge strategy converts the LIBOR based floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.
Pursuant to the interest rate swap agreements, the Company pledged collateral to counterparties in the form of securities totaling $3.0 million with an amortized cost of $3.1 million and a fair value of $3.1 million as of September 30, 2010. No collateral was posted from counterparties to the Company as of September 30, 2010. There is the possibility that the Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
As of September 30, 2010 there were no cash flows exchanged with the counterparties of the interest rate swap contracts. As such, there was no ineffectiveness. For the three months ending September 30, 2010 the derivatives carried a negative fair value of $602,233, of which $355,317 was recognized as a loss in other comprehensive income. There were no reclassifications into earnings for the period ending September 30, 2010.
The following table summarizes the type of derivative and their location on the Condensed Consolidated Balance Sheet, and the fair values of such derivatives as of September 30, 2010. The Company did not carry any derivatives as of December 31, 2009 or September 30, 2009.

(Dollars in thousands)
Underlying		Balance Sheet	Sept 30,
Risk Exposure	Description	Location	2010	Maturity

Liability Derivatives
Interest rate contract	Forward starting interest rate swaps	Other liabilities	$(108)	September 1, 2012
Interest rate contract	Forward starting interest rate swaps	Other liabilities	$(235)	September 1, 2013
Interest rate contract	Forward starting interest rate swaps	Other liabilities	$(195)	September 1, 2014
Interest rate contract	Forward starting interest rate swaps	Other liabilities	$(103)	September 1, 2015
Interest rate contract	Forward starting interest rate swaps	Other liabilities	$39	March 1, 2017

		Total	$(602)

Fair values of the derivatives are obtained from a third-party pricing service, see footnote 13 for further disclosures pertaining to fair value calculations of derivatives.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
20. Gain on Settlement of Put Reserve
During the three months ending September 30, 2010, the Company received a written release to the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; approximately $398,627 of the reserve was paid to the private equity firm as consideration. As a result of the settlement, the Company received $1.8 million in net proceeds and was not required to transfer the outstanding principal balance of any additional ITIN loans. The Company recorded a $1.8 million gain on settlement.
The “put reserve” was part of the April 17, 2009 loan “swap” transaction in which the Company purchased a pool of Individual Tax Identification Number (“ITIN”) residential mortgages in exchange for a combination of certain nonperforming loans and cash. The put reserve or credit enhancement originally totaled $3.5 million; the Company had the right but not the obligation to “put back” the outstanding principal balance of any ITIN loan that became sixty days or more delinquent over a period not to exceed three years from the transaction date. As a result of the settlement, the Company is now entirely dependent on the general Allowance for Loan Losses and any specific valuation allowances held against the ITIN portfolio. The Company has increased its allocations to the Allowance for Loan Losses for its ITIN portfolio. The Company recorded a gain of $1.8 million on settlement.
21. Subsequent Events
The Company has evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2010 and has determined that there was no material recognized or non-recognized subsequent events that require recognition or disclosure during the third quarter 2010 consolidated financial statements or Notes to the financial statements.

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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2009 to September 30, 2010. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2010, compared to the same period in 2009. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with fourteen offices in two different states and licenses in California, Oregon, Washington, Idaho and Colorado. The business was formed in 1993 and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce Mortgagetm in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce Mortgagetm include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.
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
Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that there will be significant opportunities to acquire failing institutions or their assets through loss sharing agreements with the FDIC, buy branches from struggling banks in our market areas looking to raise capital, and acquire entire franchises for little to no premium. We also believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios. We believe that the net proceeds raised in our capital offering will assist us in implementing our growth strategies by providing the capital necessary to support future asset growth, both organically and through strategic acquisitions.
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
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of September 30, 2010, we had $28 million in nonperforming assets, including other real estate owned of $2.0 million, which as a percentage of total assets was 3.03%. We also seek to maintain a prudent allowance for loan losses, which at September 30, 2010 was $15.5 million, representing 2.53% of our loan portfolio.

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
Our principal executive offices are located at 1901Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.
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
In April 2009, we completed a loan “swap” transaction, whereby we exchanged, without recourse, $14.0 million in certain nonperforming assets measured at fair value and cash of approximately $67.0 million for a pool of performing ITIN loans with an estimated fair value of $80.7 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense.
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
Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of our preference for using variable rate pricing on the majority of our loan portfolio and non-interest bearing demand deposit accounts we are frequently asset sensitive. However, presently we are liability sensitive, because many of the variable rate loans are presently at their floors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As a result, we are frequently adversely affected by declining interest rates, however in our present rate environment we could potentially be adversely affected by rising rates as well. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits.
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
Our equity holdings consist of shares of the Federal Home Loan Bank of San Francisco (“FHLB”). As of September 30, 2010, we held stock in the FHLB totaling $6.9 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of September 30, 2010, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.
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
We are subject to many operating risks, including, without limitation, data processing system failures and errors, and customer or employee fraud. There can be no assurance that such an event will not occur, and if such an event is not prevented or detected by our internal controls and does occur, and it is uninsured or is in excess of applicable insurance limits, it could have a significant adverse impact on our reputation in the business community and our business, financial condition and results of operations.

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
We expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. In addition, the FDIC recently approved a rule requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. Accordingly, the Bank prepaid deposit insurance premiums in the amount of $2.6 million on September 30, 2010. There can be no assurance that the FDIC will not increase premiums or levy additional special assessments, either of which could have a material adverse effect on our results of operations and financial condition.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, and the issuance of 405,405 shares underlying the warrant issued to the Treasury pursuant to the TARP Capital Purchase Program, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 16,991,495 shares were outstanding as of September 30, 2010. In addition there are 282,080 shares subject to common stock options outstanding with a weighted average exercise price of $8.46 per share.
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
At September 30, 2010, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.
We are required to pay cumulative dividends on the $17.0 million in Series A Preferred Stock issued to the Treasury in the TARP Capital Purchase Program at an annual rate of 5% for the first five years and 9% thereafter, unless we redeem the shares earlier. We may not declare or pay dividends on our common stock or repurchase shares of our common stock without first having paid all accrued cumulative preferred dividends that are due. Until January 2012, we also may not increase our per share common stock dividend rate above $0.08 per share or repurchase shares of our common shares without the Treasury’s consent, unless the Treasury has transferred to third parties all the Series A Preferred Stock originally issued to it.
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
At September 30, 2010, time certificates of deposit in excess of $100,000 represented approximately 35.57% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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
Mortgage banking revenue can be volatile from quarter to quarter
The Company earns revenue from fees for originating mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue from loan originations. It is also possible that, because of the overall weakness in the economy and the deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall, with a corresponding impact on origination fees.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Executive Overview
Our Company was established to make a profitable return while serving the financial needs of the business and professional communities which make up our markets. We are in the financial services business, and no line of financial services is beyond our charter so long as it serves the needs of our customers. Our mission is to provide our shareholders with a safe and profitable return on investment over the long term. Management will attempt to minimize risk to our shareholders by making prudent business decisions, maintaining adequate levels of capital and reserves, and communicating effectively with stockholders.
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
Sources of Income
We derive our income from two principal sources: (i) net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities, and (ii) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Our income depends to a great extent on net interest income. These interest rate characteristics are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, and the Federal Reserve Board in particular. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are frequently considered asset sensitive, and generally we are affected adversely by declining interest rates. However, in the present interest rate environment, many of our variable rate loans are priced at their floors. As a result, we would not experience an immediate benefit in a rising rate environment.
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
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with fourteen offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine months ending
	September 30, 2010	September 30, 2009
Profitability
Return on average assets	0.70%	0.77%
Return on average equity	6.61%	8.88%
Average earning assets to total average assets	89.86%	93.56%
Interest Margin
Net interest margin	4.14%	3.81%
Asset Quality
Allowance for loan losses to total loans	2.53%	1.48%
Nonperforming assets to total assets	3.03%	3.28%
Net charge-offs to average loans	0.67%	0.99%
Liquidity
Loans to deposits	93.05%	98.53%
Liquidity ratio	47.30%	36.38%
Capital
Tier 1 risk-based capital — Bank	14.28%	11.58%
Total risk-based capital — Bank	15.54%	12.83%
Tier 1 risk-based capital — Company	14.58%	11.79%
Total risk-based capital — Company	15.84%	13.01%
Efficiency
Efficiency ratio	58.96%	51.25%
Financial Highlights — Results of Operations
Balance Sheet
As of September 30, 2010, the Company had total consolidated assets of $924.3 million, total net portfolio loans of $596 million, an allowance for loan and lease losses of $15.5 million, or 2.53% of total portfolio loans, deposits outstanding of $640 million and stockholders’ equity of $104.8 million.
The real estate development and construction related portfolios are beginning to stabilize, but remain under stress. Furthermore, the Company’s Commercial and Industrial portfolio has weakened, particularly for loan which the borrow is tied to real estate. The loan portfolio will likely continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. Net charge offs were $4.1 million for the nine month period ended at September 30, 2010 compared to net charge offs of $5.9 million for the same period a year ago. The charge-offs were centered in real estate loans and commercial & industrial loans. OREO was $2.0 million at September 30, 2010 and $3.0 million for the same period a year ago. We are committed to working with our customers to find potential solutions when our customers experience financial difficulties.
Our Company has provided $8.3 million in provisions for loan and lease losses for the nine months ended September 30, 2010 compared to $6.3 million for the same period a year ago. The Company’s allowance for loan losses was 2.53% of total portfolio loans at September 30, 2010 compared to 1.48% of total loans for the same period a year ago.
Our Company continues to maintain a relatively low-risk, liquid available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. During the period the Company leveraged the proceeds of the common stock issuance and purchased U.S agencies, municipals, and residential mortgage backed securities. As such, available for sales securities increased from $86.5 million as of September 30, 2009 to $166.9 million as of September 30, 2010.
During the nine months ended September 30, 2010, the Company has recorded approximately $1.2 million in realized gains on sales of securities. Proceeds from the sales were used to fund additional provisions to the allowance for loan and lease losses as well as general operational expenses.

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
During the three months ending September 30, 2010 the Company recognized an additional $141,604 in professional fees directly related to the common stock offering. The billings for the professional fees were received subsequent to the offering, but pertained directly to the offering. Accordingly, these expenses were netted out of the proceeds from the offering during the current period.
Income Statement
Due to conservative loan underwriting, active servicing of problem credits, and maintenance of a healthy net interest margin, we have remained profitable during the recent economic downturn and positioned our Company to take advantage of growth opportunities in the coming years. For the first three quarters of 2010 we recorded net income attributable to Bank of Commerce Holdings of $4.6 million, and net income available to common stockholders of $3.9 million, or $0.27 per diluted share, after deducting preferred dividend payments made to the Treasury and accretion of preferred shares under the TARP Capital Purchase Program. Net income attributable to Bank of Commerce Holdings and net income available to common shareholders for the nine months ending September 30, 2010 was relatively unchanged compared to the period ending September 30, 2009. However, earnings per share decreased from $0.45 per diluted share in the prior period to $0.27 per diluted share in the current period. The decrease in earnings per diluted share is due to the disproportional increase in common shares outstanding during the period.
Net income attributable to the Company for the three months ending September 30, 2010 totaled $1.6 million compared to $1.7 million for the three months ending September 30, 2009. Diluted earnings per common share for the third quarter 2010 was $0.08, compared to $0.17 for the same period of 2009. The decrease in earnings per diluted share is due to the disproportional increase in common shares outstanding during the period. Return on average assets (ROA) and return on average equity (ROE) for the three months ending September 30, 2010 were 0.67% and 5.95%, respectively, compared with 0.86% and 9.21%, respectively, for the three months ending September 30, 2009. The decrease in return on assets is directly related to the decrease in market interest rates as well as the spreads on investment securities. The decrease in ROE is attributed to the increase in common equity related to the capital offering, while net income attributable to the Company remained relatively unchanged.
Net income attributable to the Company for the nine-month period ended September 30, 2010 totaled $4.6 million which is relatively unchanged compared to the nine-month period ended September 30, 2009.
On the same basis, diluted earnings per common share for the nine-months ended September 30, 2010 was $0.27, compared to $0.45 for the nine-month period ending September 30, 2009. ROA was 0.70% and ROE was 6.61% for the first nine-months of 2010 compared with 0.77% and 8.88%, respectively, for the same nine-month period ending September 30, 2009.
Net Interest Income and Net Interest Margin
Net interest income is the primary source of the Company’s income. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, securities, certificates of deposits and Excess Reserves held at the Federal Reserve) over the interest paid on deposits and borrowed funds. Net interest margin is net interest income expressed as a percentage of average earning assets. Net interest income for the quarter ended September 30, 2010 was $8.6 million compared with $7.4 million for the same period in 2009, an increase of 16.7%. Net interest income for the nine-months ended September 30, 2010 was $24.3 million compared with $21.3 million for the same nine-month period in 2009, an increase of 14.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Average earning assets for the nine-months ended September 30, 2010 increased $39.7 million or 5.3% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $35.6 million or 6.0% compared with the prior year period. During the period, yields on average earning assets decreased by 16 basis points to 5.37%. The decrease in yields on average earning assets is primarily due to two factors; relatively higher yielding loans either maturing or being reclassified as nonaccrual, and the repositioning of the investment portfolio. The Company repositioned the investment portfolio for liquidity purposes and to mitigate interest rate risk. As a result, the Company purchased securities at current market yields that were lower than the stated yields of the securities sold.
Average deposits and borrowings increased by $8.4 million over the same period a year ago. The yield on funding costs decreased to 1.45% compared with 1.94% for the same period a year ago. The Company utilizes retail deposits, brokered deposits and FHLB borrowings as its main source of funding.
A combination of reduced funding costs and an increase in the volume of earning assets significantly improved the Company’s net interest margin. The increased volume of earning assets contributed an additional $2.0 million in interest income. The majority of this increases in volume of earning assets resulted from increases in average portfolio loans. In addition, the continued decline in interest rates on earning assets resulted in a reduction of $1.3 million to interest income. Accordingly, the net effect of changes in rate and volume of earning assets resulted in an increase of $709,000 in interest income.
The Company’s volume in average deposits and borrowings remained relatively unchanged to prior period ending September 30, 2009, however the Company did benefit from the continued decline in interest expense relating to retail and wholesale fundings. As a result, the Company realized a decrease in interest expense of $2.7 million due to decreased interest rates. This increase was slightly offset by a $347,000 increase in interest expense due to volume. Specifically, the reduction in costs for FHLB borrowings, and the Company’s time deposits resulted in the majority of the decrease in interest expense. Accordingly, the net effect of changes in rate and volume of interest bearing liabilities resulted in a decrease of $2.3 million in interest expense.
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
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At September 30, 2010, the Company had available lines of credit at the Federal Home Loan bank and Federal Reserve Bank of San Francisco of approximately $79.4 million and $50.3 million, respectively. The Company also has a $10.0 million federal funds borrowing line with a correspondent bank.
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
As of September 30, 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Well	Minimum
		Actual	Capitalized	Capital
September 30, 2010	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$114,723,030	12.59%	n/a	4.0%
Tier 1 Risk-Based	$114,723,030	14.58%	n/a	4.0%
Total Risk-Based	$124,630,793	15.84%	n/a	8.0%

Redding Bank of Commerce
Leverage	$105,470,141	11.52%	5.0%	4.0%
Tier 1 Risk-Based	$105,470,141	14.28%	6.0%	4.0%
Total Risk-Based	$114,786,085	15.54%	10.0%	8.0%

Short and Long Term Borrowings
The Company actively uses Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2010, the Company’s FHLB advances were of fixed term and variable term borrowings without call or put option features.
At September 30, 2010, the Bank had $141 million in FHLB advances outstanding at an average rate of 0.28% compared to $100 million at an average rate of 2.04% at September 30, 2009.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In addition the Company purchased an ITIN loan portfolio from a private equity firm in exchange for a combination of nonperforming loans and cash. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principle balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were full documentation. The ITIN loan portfolio is geographically disbursed through out the United States.
On March 12, 2010, the Company purchased a pool of residential mortgage home equity loans with a par value of $22.0 million. At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principle balance of approximately $39,200, a weighted average credit score of 744, a weighted average loan to value of 86.44%, and a weighted average yield of 7.76%. Fifty one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed through out the United States.
Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. The loans are secured by real estate or other assets and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.
The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan. At September 30, 2010 and December 31, 2009, the Company had pledged $190,018,301 and $101,271,858, respectively, in loans as available collateral for Federal Home Loan Bank borrowings.
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
Provision for loan and lease losses of $8,300,000 were provided for the nine-months ended September 30, 2010 compared with $6,325,000 for the nine-months ended September 30, 2009. The Company’s allowance for loan and lease losses was 2.53% of total loans at September 30, 2010, 1.86% at December 31, 2009 and 1.48% at September 30, 2009, while its ratio of nonperforming assets to total assets was 3.03% at September 30, 2010, 1.92% at December 31, 2009, and 3.28% at September 30, 2009. Nonperforming assets consist of loans and other real estate owned. The Company classifies assets as nonperforming when they are either placed on nonaccrual status, classified as other real estate owned, or are restructured as a troubled debt restructuring and the borrower is not performing as agreed based on their restructured terms.
The increased level of the Company’s allowance for loan and lease losses is primarily a direct reflection in the increased level of nonperforming assets since December 31, 2009. In addition, an increase in nonperforming assets inherently results in an increasing number of impairment reviews and consequently identified impairment. To a lesser extent, management has increased the level of the unallocated portion of the allowance for loan and lease losses due to ongoing economic uncertainty.

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
Mortgages Held for Sale
Through our majority owned subsidiary, Bank of Commerce Mortgage we originate residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. Mortgage loans represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost of fair value. Cost generally approximates fair value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.
Derivative Loan Commitments
Through our majority owned subsidiary, Bank of Commerce Mortgage we enter into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.
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
Other Real Estate Owned
Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on other real estate owned. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in non-interest expense in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table presents the Company’s daily average balance sheet information together with interest income and yields earned on average interest-bearing assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

Table 1.	Average Balances, Interest Income/Expense and Yields/Rates Paid
(unaudited)

		Nine Months Ended		Nine Months Ended
		September 30, 2010		September 30, 2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Portfolio Loans[1]	$625,396	$27,767	5.92%	$589,802	$26,676	6.03%
Tax-exempt Securities[2]	38,452	1,168	4.05%	27,859	853	4.08%
US Government Securities	26,631	478	2.39%	7,721	252	4.33%
Mortgage backed Securities	45,368	1,100	3.23%	59,892	2,522	5.61%
Other Securities	47,644	1,085	3.04%	17,499	557	1.77%
Federal Funds Sold	995	2	0.27%	41,996	31	0.23%

Average Earning Assets	$784,486	$31,600	5.37%	$744,769	$30,891	5.53%

Cash & Due From Banks	$37,178			$21,890
Bank Premises	9,875			10,435
Other Assets	41,518			23,755
Average Total Assets	$873,057			$800,849

Interest Bearing Liabilities
Demand Interest Bearing	$133,494	$707	0.71%	$141,493	$786	0.74%
Savings Deposits	74,310	677	1.21%	62,554	742	1.58%
Certificates of Deposit	329,456	4,768	1.93%	305,237	5,722	2.50%
Repurchase Agreements	11,971	40	0.45%	11,202	38	0.45%
FHLB Borrowings	102,271	460	0.60%	122,601	1,634	1.81%
Trust Preferred Borrowings	15,000	619	5.50%	15,000	665	5.67%

	666,502	$7,271	1.45%	658,087	$9,587	1.94%

Noninterest bearing demand	92,204			71,718
Other Liabilities	21,621			5,800
Stockholders’ Equity	92,730			65,244

Average Liabilities and Stockholders’ Equity	$873,057			$800,849

Net Interest Income and Net Interest Margin		$24,329	4.14%		$21,304	3.81%

Interest income on loans includes fee (expense) income of approximately $130,759 and ($79,648) for the period ended September 30, 2010 and 2009, respectively.
Average earning assets for the three months ending September 30, 2010 was $853.3 million compared to $732 million for the three months ending September 30, 2009. The net interest margin for the three months ending September 30, 2010 was 4.05%, which was unchanged from the three months ending September 30, 2009.

[1]	Average nonaccrual loans and average loans held for sale of $15 million and $23.2 million are included respectively

[2]	The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

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

Table 2	Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

	September 30, 2010	Over	September 30, 2009
(Dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest income
Portfolio Loans	$1,580	$(489)	$1,091
Tax-exempt Securities	322	(7)	315
US Government Securities	339	(112)	227
Mortgage Back Securities	(352)	(1,071)	(1,423)
Other Securities	129	399	528
Federal Funds Sold	(33)	4	(29)

Total Increase (Decrease)	1,985	(1,276)	709

Increase (decrease) in interest expense
Interest Bearing Demand	(42)	(37)	(79)
Savings Deposits	107	(172)	(65)
Certificates of Deposit	351	(1,305)	(954)
Repurchase Agreements	3	(1)	2
FHLB Borrowings	(91)	(1,083)	(1,174)
Trust Preferred Borrowings	19	(65)	(46)

Total Increase (Decrease)	347	(2,663)	(2,316)

Net Increase	$1,638	$1,387	$3,025

Average earning assets for the nine-months ended September 30, 2010 increased $39.7 million or 5.3% compared with the same period in the prior year. Average loans, the largest component of average earning assets, increased $35.6 million or 6.0% compared with the prior year period. During the period, yields on average earning assets decreased by 16 basis points to 5.37%. The decrease in yields on average earning assets is primarily due to two factors; relatively higher yielding loans either maturing or being reclassified as nonaccrual, and the repositioning of the investment portfolio. The Company repositioned the investment portfolio for liquidity purposes and to mitigate interest rate risk. As a result, the Company purchased securities at current market yields that were lower than the stated yields of the securities sold.
Average deposits and borrowings increased by $8.4 million over the same period a year ago. The yield on funding costs decreased to 1.45% compared with 1.94% for the same period a year ago. The Company utilizes retail deposits, brokered deposits and FHLB borrowings as its main source of funding.
A combination of reduced funding costs and an increase in the volume of earning assets significantly improved the Company’s net interest margin. The increased volume of earning assets contributed an additional $2.0 million in interest income. The majority of this increases in volume of earning assets resulted from increases in average portfolio loans. In addition, the continued decline in interest rates on earning assets resulted in a reduction of $1.3 million to interest income. Accordingly, the net effect of changes in rate and volume of earning assets resulted in an increase of $709,000 in interest income.
The Company’s volume in average deposits and borrowings remained relatively unchanged to prior period ending September 30, 2009. However the Company did benefit from the continued decline in interest expense relating to retail and wholesale fundings. As a result of the decline in interest rates, the Company realized a decrease in interest expense of $2.7 million. This increase was slightly offset by a $347,000 increase in interest expense due to volume. Specifically, the reduction in costs for FHLB borrowings, and the Company’s time deposits resulted in the majority of the decrease in interest expense. Accordingly, the net effect of changes in rate and volume of interest bearing liabilities resulted in a decrease of $2.3 million in interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Noninterest income

Service charges on deposit accounts	$63	$108	$207	$296
Payroll and benefit processing fees	107	109	335	347
Earnings on cash surrender value - Bank owned insurance	112	108	327	311
Net gain on sale of securities available-for-sale	179	506	1,243	1,984
Net on transfer of financial assets	—	—	—	340
Net gain on settlement of put reserve	1,750	—	1,750	—
Mortgage brokerage fee income	3,293	1,913	8,585	3,215
Other Income	179	200	515	511

Total Noninterest income	$5,683	$2,944	12,962	$7,004

Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, mortgage brokerage fee income, and income pertaining to the settlement of the put reserve.
Noninterest income for the three months ending September 30, 2010 was approximately $5.7 million or 93.0% greater than the same period a year ago. The increase in noninterest income is primarily due to an increase in mortgage brokerage fee income associated with our purchase of an equity interest in the Simonich Corporation (See Acquisition below), and our settlement of the put reserve.
Mortgage brokerage fee income is primarily derived from origination fees on residential mortgage loans and from the sale of mortgage loans to financial institutions. Loan origination fees and sales fees earned on brokered loans are recorded as income when the loans are sold. Mortgage Services brokerage fee income increased substantially as a result of increased origination volume, due to the current historically low interest rate environment.
During the three months ending September 30, 2010, the Company received a written release to the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; approximately $398,627 of the reserve was paid to the private equity firm as consideration. As a result, the Company recorded a $1.8 million gain on settlement.
The “put reserve” was part of the April 17, 2009 loan “swap” transaction in which the Company purchased a pool of Individual Tax Identification Number (“ITIN”) residential mortgages in exchange for a combination of certain nonperforming loans and cash. The put reserve or credit enhancement originally totaled $3.5 million; the Company had the right but not the obligation to “put back” the outstanding principal balance of any ITIN loan that became sixty days or more delinquent over a period not to exceed three years from the transaction date. As a result of the settlement, the company is now entirely dependent on the general Allowance for Loan Losses and any specific valuation allowances held against the ITIN portfolio.
Our investment strategy requires that we reposition our investment portfolio within certain parameters to minimize risks to comprehensive income, and to mitigate interest rate risk. The Company continued to reposition the portfolio during the current period, however market conditions were not as favorable compared to prior periods. As a result, the Company realized less gain on sales of securities compared to prior periods. Accordingly, net gains on available for sale securities decreased by $327,000 compared to the three months ending September 30, 2009.
Noninterest income for the nine-months ending September 30, 2010 was approximately $13 million or 85.1% greater than the same period a year ago. The significant increase is primarily derived from increased mortgage origination volume, gains from the settlement of the put reserve, and a consolidation of nine months of mortgage brokerage fee income compared to four months during the nine months ending September 30, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
Noninterest Expense	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Salaries and related benefits	$4,162	$2,902	$11,238	$7,673
Occupancy and equipment expense	952	1,124	2,805	2,426
Write down of other real estate owned	129	—	1,374	—
FDIC insurance premium	250	421	755	995
Data processing fees	52	52	205	231
Professional service fees	216	220	1,159	674
Deferred compensation expense	126	118	366	360
Stationery and Supplies	35	62	211	141
Postage	58	—	145	111
Directors’ expense	56	75	208	232
Goodwill Impairment	—	—	32	—
Other expenses	1,257	680	3,490	1,664

Total Noninterest expense	$7,293	$5,654	$21,988	$14,507

Noninterest expense includes salaries and benefits, occupancy, FDIC insurance assessments, director fees, and other expenses. Noninterest expense for the three months ending September 30, 2010 was approximately $7.3 million or 29% greater than the same period a year ago.
The $1.6 million increase in noninterest expense is primarily due to increased salaries and related benefits pertaining to the Mortgage Services subsidiary. In the three month period ending September 30, 2010, Mortgage Services transitioned existing independent contractors to FTE’s, resulting in an increase in salaries and related benefits. Furthermore, due to continued growth in Mortgage Services operations, there was additional staff added to payroll.
During the three months ending September 30, 2010 the Company determined that a valuation adjustment to the carrying value of the Company’s other real estate owned was necessary. The values were adjusted downward, reflecting the continued deterioration in local real estate market conditions. As a result, the Company recognized $129,000 impairment charge to earnings.
Other expenses increased by approximately $577,000 during the three months ending September 30, 2010. The increase is primarily due to increased appraisal expenses associated with the Company’s real estate loan portfolio, prior period tax expenses, and overall increased activities associated with the Mortgage Services general operations.
Noninterest expense for the nine-months ending September 30, 2010 was approximately $22 million or 51.6% greater than the same period a year ago. The increase in noninterest income is primarily due to increased salary and related benefits, write downs of other real estate owned, professional fees associated with loan credit quality evaluations, and a full nine months consolidation of the Mortgage Services.
The increase in salaries and related benefits is primarily due to the timing of the purchase of an equity interest in the Simonich Corporation. The Company consolidated an additional $3.2 million in related salaries and benefits of the Mortgage Services for the nine months ending September 30, 2010 compared to a consolidation of four months of expense for the nine months ending September 30, 2009. In addition, during the current nine month period, Mortgage Services transitioned existing independent contractors to FTE’s, and increased staff due to growth in general operations. As a result, the Company experienced an increase in salaries and related benefits for the period.
During the nine months ending September 30, 2010 the Company determined that a valuation adjustment to the carrying value of the Company’s other real estate owned was necessary. The values were adjusted downward, reflecting the continued deterioration in local real estate market conditions. As a result the Company recognized a $1.4 million impairment charge to earnings.
During the nine months ending September 30, 2010, professional fess increased approximately $485,000. During the reporting period, the Company increased the solicitation of outside professionals to conduct credit quality reviews pertaining to the Company’s loan portfolio. In addition, during the reporting period, the Company increased the engagements of legal counsel. The increase in these services coincides with the continued monitoring of the Company’s nonperforming loans.
Other expenses increased by $1.8 million during the nine months ending September 30, 2010. The increase is primarily due to increased appraisal expense associated with the Company’s real estate loan portfolio, prior period tax expenses, and overall increased activities associated with the Mortgage Services general operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Furthermore, due to the timing of the purchase of Simonich Corporation, the Company consolidated nine months of Mortgage Services related other expenses, compared to approximately four months in the prior period. Other expenses recorded by the mortgage company include expenses for business travel, telephone, insurance and licensing fees.
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
Non-controlling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and non-controlling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity less income attributable to non-controlling interest.
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
Income Taxes	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Tax provision	$916	$1,010	$2,410	$2,647
Effective tax rate	37.01%	31.73%	34.38%	34.35%

The Company had a net deferred tax asset of $7.2 million at September 30, 2010. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2010 consist of the following:

(Dollars in thousands)
Deferred Tax Assets	September 30, 2010	September 30, 2009

State Franchise taxes	$390	$173
Deferred compensation	2,474	2,289
Loan loss reserves	7,006	3,990
Other	338	184

Total Deferred Tax Assets	$10,208	$6,636

Deferred Tax Liabilities
State Franchise taxes	—	(473)
Unrealized gain on available-for-sale investment securities	(1,511)	(578)
Depreciation	(120)	(146)
Deferred loan origination costs	(425)	(406)
Deferred state taxes	(757)	—
Other	(154)	(156)

Total Deferred Tax Liabilities	$(2,967)	(1,759)

Total Net Deferred Tax Asset	$7,241	$4,877

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
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	September 30, 2010	December 31, 2009

Commercial & financial loans	$136,258	$133,080
Real estate — construction loans	43,942	59,524
Real estate — commercial (investor)	183,620	197,023
Real estate — commercial (owner occupied)	72,093	63,001
Real estate — ITIN loan pool	72,299	78,250
Real estate — other mortgage	19,345	20,525
Real estate — equity lines	79,460	45,601
Installment	2,371	2,223
Other loans	1,763	2,212
Less:
Net deferred loan fees	124	209
Allowance for loan losses	15,452	11,207

Total net portfolio loans	$595,575	$590,023

The following table provides a breakdown of our real estate construction portfolio as of September 30, 2010:

(Dollars in thousands)		% of Total
Loan Type	Balance	net portfolio loans
Commercial lots and entitled commercial land	$17,945	3.01%
Commercial real estate — construction	17,626	2.96%
1-4 family subdivision loans	5,692	0.96%
1-4 family individual residential lots	2,016	0.34%
1-4 family construction speculative	663	0.11%

Total real estate- construction	$43,942	7.38%
Our practice, is to place an asset on nonaccrual status when one of the following events occurs: (i) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (ii) management determines the ultimate collection of principal or interest to be unlikely or (iii) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming or impaired loans may be on nonaccrual, are 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted due to the borrower’s financial or legal difficulties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Mortgages held for sale
Bank of Commerce Mortgage™ originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to-four family residential real estate and are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, and Ginnie Mae) and to third party investors, servicing included. The mortgage loans are typically funded on a pre-committed basis and held for sale; the loans are carried on the balance sheet at the lower or cost or fair value until a sale to the third party is completed. As of September 30, 2010, $41 million in mortgages are held for sale. These loans are not included in net portfolio loans listed in the table above.
Nonperforming Assets
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Nonperforming assets	September 30, 2010	December 31, 2009

Commercial & Industrial	$4,952	$237
Secured by 1-4 family, closed end 1st lien	1,204	623
Secured by 1-4 family — Revolving	194	199
Secured by NFNR — Other	9,617	5,759
Secured by RE - 1-4 Construction	261	849
Secured by RE — Other Construction	2,251	—

Nonaccrual Loan Portfolio	$18,479	$7,667

Nonaccrual — ITIN Loan Pool	6,751	—
Nonaccrual — Home Equity Loan Pool	42	—
90 days past due and still accruing interest	682	5,052
Other real estate owned	2,020	2,880

Total nonperforming assets	$27,974	$15,599

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
ITIN loans are residential mortgage loans made to legal United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.
As part of the ITIN loan swap transaction agreement, the Company received a credit enhancement (put reserve) in the amount of $3.5 million; the Company had the right but not the obligation to “put back” the outstanding principal balance of any ITIN loan that became sixty days or more delinquent over a period not to exceed three years from the transaction date. During the three months ending September 30, 2010, the put reserve was mutually terminated by both parties, resulting in a $1.8 million settlement gain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The $1.7 million settlement gain from the ITIN put reserve was effectively expensed in provisions for loan losses. These monies were specifically allocated in the Allowance for Loan Losses (ALLL) against the ITIN portfolio. As a result, the specific ALLL allocation now represents approximately 4% of total outstanding principal compared to 1.56% as of December 31, 2009. The increased ALLL allocation stems from the general economic uncertainty including the continuing depressed housing market
Nonperforming assets were 3.03% of total assets as of September 30, 2010; 1.92% at December 31, 2009 and 3.28% at September 30, 2009. For the period ending September 30, 2010 there were $38.1 million in impaired loans, of which $25.3 million were in nonaccrual status. Of these, $6.8 million or eighty two of which are ITIN loans with a weighted average balance of approximately $82,334 each, all in various stages of collection. The remaining nonaccrual loans consist of seven commercial and industrial loans, two commercial lot loan, two residential lot loans, seven commercial real estate loans, four residential mortgages, and three home equity lines of credit.
The Company periodically restructures loans and grants concessions to borrowers due to economic or legal reasons relating to the borrower’s financial condition that it would not otherwise consider. Accordingly, loans restructured in these situations are classified as troubled debt restructurings. The Company does not necessarily place a troubled debt restructuring on nonaccrual status. Rather, if the borrower is current at the time of the restructuring, and continues to pay as agreed, the loan is reported as current.
As of September 30, 2010, the Company has eighty restructured loans that qualified as troubled debt restructurings, of which fifty-three were performing according to their restructured terms, and are considered performing loans. As of September 30, 2010, the Company had $24.7 million in troubled debt restructurings compared to $10.7 million as of December 31, 2009.
The following table sets forth a summary of the Company’s restructured loans that qualify as troubled debt restructurings:

Troubled debt restructurings	September 30, 2010	December 31, 2009

Nonaccrual	12,587	$4,937
Accruing	12,162	5,730

Total troubled debt restructurings	$24,749	$10,667
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
Generally, we charge off estimated losses related to impaired loans as losses are identified. The charged-off portion of impaired loans outstanding at September 30, 2010 totaled approximately $4.8 million.
The Company continues to work diligently to identify nonperforming assets. Elevated provisions are associated with a reclassification of loans, following completion of a total portfolio review, and management’s prudent stance in recognizing impaired loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousand)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Beginning balance	$12,767	$8,496	$11,207	$8,429
Provision for loan loss charged to expense	4,450	1,844	8,300	6,325
Loans charged off	(1,883)	(1,461)	(4,765)	(6,005)
Loan loss recoveries	118	20	710	150

Ending balance	$15,452	$8,899	$15,452	$8,899

Gross portfolio loans outstanding at period end	611,027	599,784	611,027	599,784

Ratio of allowance for loan losses to total loans	2.53%	1.48%	2.53%	1.48%
Nonaccrual loans at period end:
Construction	$2,512	$3,094	$2,512	$3,094
Commercial real estate	9,617	6,846	9,617	6,846
Commercial	4,952	271	4,952	271
Home equity	194	202	194	202
Residential real estate	7,997	894	7,997	894

Total nonaccrual loans	$25,272	$11,307	25,272	11,307
Accruing troubled-debt restructured loans
Construction	$2,327	$—	$2,327	$—
Commercial real estate	2,929	—	2,929	—
Residential real estate	6,906	—	6,906	—

Total accruing restructured loans	12,162	—	12,162	—
All other accruing impaired loans	740	—	740	—

Total impaired loans	$38,174	$11,307	$38,174	$11,307

Allowance for loan losses to nonaccrual loans at period end	61.14%	78.70%	61.14%	78.70%

Nonaccrual loans to total loans	4.14%	1.89%	4.14%	1.89%
Average recorded investment in impaired loans	$35,046	$10,906	$25,786	$15,731
Cash receipt on nonaccrual loan interest and recognized as interest income	$—	$—	$—	$—

Specific valuation allowances on impaired loans totaled $3.5 million, $245 thousand and $0 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The amount of the recorded investment in impaired loans that do not have a related specific valuation allowance for loan losses totaled $11.6 million, $6.4 million and $8.4 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Specific valuation allowances on impaired loans also classified as Troubled Debt Restructurings (TDRs) represent $1.6 million of the $3.5 million in total specific valuation allowances.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands, except for per share data)	2010	2010	2010	2009	2009
Interest income:
Interest and fees on loans	$9,414	$9,302	$9,051	$9,184	$9,355
Interest on tax-exempt securities	465	381	322	311	278
Interest on U.S. government securities	633	507	439	676	628
Interest on federal funds sold and securities repurchased under agreements to resell	1	—	1	1	1
Interest on other securities	471	343	270	266	309

Total interest income	10,984	10,533	10,083	10,438	10,571

Interest expense:
Interest on demand deposits	251	226	230	229	240
Interest on savings deposits	237	221	219	221	223
Interest on certificates of deposit	1,453	1,554	1,761	1,906	1,941
Securities sold under repurchase agreements	13	15	12	13	13
Interest on FHLB and other borrowings	186	138	136	172	514
Interest on junior subordinated debt	204	207	208	208	234

Total interest expense	2,344	2,361	2,566	2,749	3,165

Net interest income	8,640	8,172	7,517	7,689	7,406
Provision for loan and lease losses	4,450	1,600	2,250	3,150	1,844

Net interest income after provision for loan and lease losses	4,190	6,572	5,267	4,539	5,562

Noninterest income:
Service charges on deposit accounts	63	62	82	94	108
Payroll and benefit processing fees	107	100	128	105	109
Earnings on cash surrender value — bank owned life insurance	112	107	108	107	108
Net gain on sale of securities available-for-sale	179	133	931	454	506
Net gain on transfer of financial assets	—	—		1	—
Gain on settlement of put reserve	1,750	64	54	68	80
Mortgage brokerage fee income	3,293	2,753	2,539	2,112	1,913
Other income	179	118	100	119	120

Total noninterest income	5,683	3,337	3,942	3,060	2,944

Noninterest expense:
Salaries and related benefits	4,162	3,365	3,711	3,209	2,902
Occupancy and equipment expense	952	924	929	1,178	1,124
Write down of other real estate owned	129	1,064	181	161	—
FDIC insurance premium	250	254	251	279	421
Data processing fees	52	64	89	51	52
Professional service fees	216	543	400	146	220
Deferred compensation expense	126	122	118	118	118
Stationery and supplies	35	96	80	44	62
Postage	58	45	42	36	—
Directors’ expense	56	68	84	67	75
Other expenses	1,257	965	1,300	828	680

Total noninterest expense	7,293	7,510	7,185	6,117	5,654

Income before provision for income taxes	2,580	2,399	2,024	1,482	2,852
Provision for income taxes	916	750	744	43	1,010

Net Income	1,664	1,649	1,280	1,439	1,842
Less: Net income (loss) attributable to non-controlling interest	105	144	(255)	33	129
Net income attributable to Bank of Commerce Holdings	$1,559	$1,505	$1,535	$1,406	$1,713

Less: Preferred dividend and accretion on preferred stock	$235	$236	$235	$235	$235
Income available to common stockholders	$1,324	$1,269	$1,300	$1,171	$1,478

Basic earnings per share	$0.08	$0.08	$0.15	$0.13	$0.17
Weighted average shares — basic	16,991	16,837	8,871	8,711	8,711
Diluted earnings per share	$0.08	$0.08	$0.15	$0.13	$0.17
Weighted average shares — diluted	16,991	16,837	8,871	8,711	8,711
Cash dividends per share	$0.03	$0.06	$0.06	$0.06	$0.12

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
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 400 to - 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
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
To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results indicate the estimated annualized increase in net interest income attributable to a 100 and 200 basis point decreases in the federal funds rate was $340,392 and $208,556 respectively. For decreases of 300, and 400 basis points in the federal funds rate the model indicated net interest income would decrease by $292,867, and $385,017 respectively.
The Federal Reserve currently has the federal funds rate targeted between zero to twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results indicate the estimated annualized decrease in net interest income attributable to a 100, 200, 300 and 400 basis point increases in the federal funds rate was $485,020, $893,481, $1,117,830, and $1,290,254 respectively.
The ALCO has established a policy limitation to interest rate risk of -28% of the net interest margin and -40% of the present value of equity. The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.
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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to reprice a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, 300 or 400 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to our mix and level of rate-sensitive assets and liabilities will have on our net interest income.

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
Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)
Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement. On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: November 12, 2010	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Senior Vice President and Chief Financial Officer