Form 10-K
period 2010-12-31
Bank of Commerce Holdings
filed 2011-03-04
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Registrant’s telephone number, including area code: (530) 722-3952
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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
As of the last day of the second fiscal quarter of 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $75,004,921 based on the closing sale price of $4.74 as reported on the NASDAQ Global Market as of June 30, 2010.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
The number of shares of the registrant’s no par value Common Stock outstanding as of March 3, 2011 was 16,991,495
DOCUMENTS INCORPORATED BY REFERENCE
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
The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations, the duration of current financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury (the “Treasury”), to deal with challenges to the United States financial system;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board

•	Inflation, interest rate, market and monetary fluctuations, the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, investment values and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Oversupply of inventory and continued deterioration in values of real estate in California and the United States generally, both residential and commercial;

•	Changes in securities markets, public debt markets and other capital markets;

•	Possible other-than-temporary impairments of securities held by us;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of customers to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes could expose us to new risks, including potential systems failures or fraud;

•	The timing and effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	Possible impairment of goodwill that has been recorded in connection with acquisitions which may have a material adverse impact on our earnings;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The impact of current governmental efforts to restructure the United States financial regulatory system, including changes in the scope and cost of FDIC insurance and other coverages and changes in the Treasury’s Capital Purchase Program;

•	Ability to attract deposits and other sources of liquidity at acceptable costs;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•	Geopolitical conditions, including acts or threats of war or terrorism, actions taken by the United States or other governments in response to acts or threats of war or terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.
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
ITEM 1. BUSINESS
Bank of Commerce Holdings (“Company,”, “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company. Our principal business is to serve as a holding company for Redding Bank of Commercetm (“Bank”), which operates under two separate names Redding Bank of Commercetm, and Roseville Bank of Commercetm, a division of Redding Bank of Commerce, and for Bank of Commerce Mortgagetm, our majority-owned mortgage brokerage subsidiary. We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”
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

In order to enhance our noninterest income, we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with fourteen offices in two different states and licenses in California, Oregon, Washington, Idaho and Colorado. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce Mortgagetm in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce Mortgagetm include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit; all loan originations are sold, servicing released to the secondary market or to correspondent relationships.
We are continuously search for both organic and external expansion opportunities, through internal growth, strategic alliances, acquisitions, establishing new offices or the delivery of new products and services.
Systematically, we will reevaluate the short and long-term profitability of all of our lines of business, and will not hesitate to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and vigilant dedication to our staff, customers, and the markets we serve.
Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks; we must compete with a myriad of other financial entities that compete for our core business. We have developed strategic plans that evaluate additional services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.
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
Utilize the Strength of Our Management Team. The experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long-term strategies, operating plans and performance measures and reviews our performance to plan on a monthly basis. Our Credit Round Table Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. Our Asset Liability Management Committee (“ALCO”) Round Table Committee establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues.

We believe there will be opportunities to acquire failing institutions or their assets through loss sharing agreements with the FDIC, buy branches from struggling banks in our market areas looking to improve their capital metrics, and acquire entire franchises for little to no premium. We also believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios.
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
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on three engagements per year to recommend action on certain loans if deemed appropriate. As of December 31, 2010, we had $22.8 million in nonperforming assets, including other real estate owned of $2.3 million, which as a percentage of total assets was 2.43%. We also seek to maintain a prudent allowance for loan losses, which at December 31, 2010 was $12.8 million, representing 2.14% of our loan portfolio, not including loans held for sale.
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
Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the main telephone number is (530) 722-3939.
General
Parent Bank Holding Company. As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board or FRB”). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (“SEC”). As a listed Company on the NASDAQ Global Market, the Parent is subject to the rules of the NASDAQ for listed companies.
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
Principal Markets
The Company operates in two distinct markets. Redding Bank of Commerce™ (“Bank”) has historically been a leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market which is the location of Roseville Bank of Commerce,™ a division of Redding Bank of Commerce. Management believes that these two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities.

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
The services offered by our mortgage subsidiary include single and multi-family residential new financing, refinancing and equity lines of credit. All mortgage products originated through our mortgage subsidiary are brokered and are not maintained on the Bank’s books as loans held for investment purposes. Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (1) commercial, (2) real estate construction, and (3) commercial real estate.
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
As of December 31, 2010, the Holding Company and the Bank exceeded the “well capitalized” requirements as follows:

	December 31, 2010
		Actual	Well Capitalized	Minimum Capital
	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$115,541	12.48%	n/a	4.00%
Tier 1 Risk-Based	115,541	13.74%	n/a	4.00%
Total Risk-Based	126,085	15.00%	n/a	8.00%

Redding Bank of Commerce
Leverage	$106,747	11.60%	5.00%	4.00%
Tier 1 Risk-Based	106,747	13.34%	6.00%	4.00%
Total Risk-Based	116,791	14.59%	10.00%	8.00%
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
Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2010, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.
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
Under the Debt Guarantee Program, the FDIC guarantees all newly-issued senior unsecured debt issued by participating entities up to certain prescribed limits. The guarantee does not extend beyond June 30, 2012. As a result of this guarantee, the unpaid principal and interest of newly-issued senior unsecured debt would be paid by the FDIC if the issuing insured depository institution failed or if a bankruptcy petition were filed by its issuing holding company.

The Transaction Account Guarantee Program (“TAGP”) provides participating financial institutions to offer depositors a temporary, full guarantee by the FDIC for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts above the existing deposit insurance limit. This coverage became effective on October 14, 2008, and was originally scheduled to terminate on December 31, 2009. On November 9, 2010 the FDIC Board of Directors issued the final rule to implement the section of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that provides temporary unlimited coverage for noninterest bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for noninterest-bearing transaction accounts becomes effective on December 31, 2010, and terminates on December 31, 2012. Deposits held at our Bank are guaranteed to the fullest extent permitted.
Federal Deposit Insurance Premiums
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
President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act effects changes in the FDIC assessment base with stricter oversight. A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for noninterest-bearing transaction accounts in all banks effective December 31, 2010 through the end of 2012. Further, the Act removes the prohibition on payments of interest on demand deposit accounts as of July 21, 2011. Thus, if a depositor sweeps any amount in excess of $250 thousand from a noninterest-bearing transaction account to an interest bearing demand deposit, there is no FDIC insurance coverage on the portion that is over $250 thousand coverage limit.
The Impact of New Financial Reform Legislation
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
Future Legislation
Congress will periodically introduce various legislation, including proposals to substantially change the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company’s business, results of operations or financial condition.
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
Enforcement actions may include: (1) the appointment of a conservator or receiver for the bank; (2) the issuance of a cease and desist order that can be judicially enforced; (3) the termination of the bank’s deposit insurance; (4) the imposition of civil monetary penalties; (5) the issuance of directives to increase capital; (6) the issuance of formal and informal agreements; (7) the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and (8) the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the deposit insurance fund or the bank would be harmed if such equitable relief was not granted. The Commissioner, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.
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
In order to compete with major banks and other competitors in its primary service areas, the Company relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. For customers whose loan demand exceeds the Company’s legal lending limit, the Company may arrange for such loans on a participation basis with other banks. Competitive pressures in the banking industry significantly increase changes in the interest rate environment, and reduce net interest margins. Less than favorable economic conditions can also result in a deterioration of credit quality and an increase in the provisions for loan losses.
Employees
As of December 31, 2010 the Company employed 313 full-time equivalent employees. Of these employees, 26 were employed in the Roseville market, 96 were in the Redding market, and the remaining 191 were employed with the Company’s mortgage subsidiary. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.
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
We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. In addition, the State of California is currently experiencing significant budgetary and fiscal difficulties, which include terminating and furloughing state employees. The businesses operating in California and Sacramento in particular depend on these state employees for business, and reduced spending activity by these state employees could have a material impact on the success or failure of these businesses, some of which are current or potential future customers of the Bank. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:
•	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses;

•	Financial sector regulators may adopt more restrictive practices or interpretations of existing regulations, or adopt new regulations;

•	Collateral for loans made by the Bank, especially real estate related, may continue to decline in value, which in turn could reduce a client’s borrowing power, and reduce the value of assets and collateral associated with our loans held for investment;

•	Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services; and

•	Performance of the underlying loans in the private label mortgage backed securities we hold may deteriorate due to the economic downturn, potentially causing other-than-temporary impairment markdowns to our investment portfolio.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.
As of December 31, 2010, our total nonperforming assets, including $2.3 million in other real estate owned, amounted to $22.8 million, or 2.43% of total assets. Nonperforming assets increased from $15.6 million, or 1.92% of total assets a year earlier. We experienced $11.2 million in net charge-offs in 2010 compared to $6.7 million in 2009. Our provision for loan and lease losses was $12.9 million for the twelve months ended December 31, 2010 compared to $9.5 million for the twelve months ended December 31, 2009. Nonperforming assets adversely affect our net income in various ways, including but not limited to increased loan provision expense, and forgone loan interest income.

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
As of December 31, 2010, approximately 77.09% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 6.88% of our total loan portfolio consisted of construction loans, 43.67% related to commercial real estate, 14.96% related to residential mortgage loans (including ITIN portfolio) and 11.58% involved real estate loans not classified in the preceding definitions.
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
In April 2009, we completed a loan “swap” transaction, whereby we exchanged, without recourse, certain nonperforming assets and cash in exchange for a pool of performing ITIN loans with an outstanding balance of approximately $80.4 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense.
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
At December 31, 2010, $189.2 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized loss on our available-for-sale securities, net of tax, was $3.2 million.
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
Our available for sale equity holdings consist of shares of the Federal Home Loan Bank of San Francisco (“FHLB”). As of December 31, 2010, we held stock in the FHLB totaling $7.9 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards.

As of December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.
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
On November 14, 2008, in exchange for an aggregate purchase price of $17.0 million, we issued and sold to the Treasury pursuant to the Trouble Asset Relief Program (“TARP”) Capital Purchase Program the following: (1) 17,000 shares of our newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (“Series A Preferred Stock”), and (2) a warrant to purchase up to 405,405 shares of our common stock, no par value per share, at an exercise price of $6.29 per share, subject to certain anti-dilution and other adjustments. The warrant may be exercised for up to ten years after issuance.
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
The dividends accrued on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. In 2010 our net income of $6.2 million was reduced to $5.3 million after deducting approximately $0.94 million in dividends to the Treasury plus accretion on the Series A Preferred Stock. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when the payment of dividends is resumed. The dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum five years after its original issuance if not earlier redeemed. If we are unable to redeem the Preferred Stock prior to the date of this increase, the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Series A Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Series A Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company.
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
In the event that we fail to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends has been paid. Currently, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders of at least 66.7% of the shares of Series A Preferred Stock outstanding is required for:
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
These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business. Moreover, banking regulators have significant discretion and authority to address what regulators perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority by banking regulators over us may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
We expect to pay significantly higher FDIC premiums in the future. As the large number of bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. In 2010, the FDIC approved a rule requiring financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund.

Accordingly, the Bank prepaid the appropriate deposit insurance premiums and maintained an outstanding prepaid deposit insurance balance of $2.4 million at December 31, 2010, which continue to be amortized over the assessment period. There can be no assurance that the FDIC will not increase premiums or levy additional special assessments, either of which could have a material adverse effect on our results of operations and financial condition.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, and the issuance of 405,405 shares underlying the warrant issued to the Treasury pursuant to the TARP Capital Purchase Program, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 16,911,495 shares were outstanding as of December 31, 2010. There are 300,080 shares subject to common stock options outstanding with a weighted average exercise price of $8.17 per share.
Changes in accounting standards may impact how we report our consolidated financial condition and consolidated results of operations.
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
On February 11, 2010, we filed a Form S-1 Registration Statement (the “Registration Statement”) with the SEC to offer $30.0 million of shares of our common stock in an underwritten public offering (“Offering”). Additionally, we granted the underwriters in the Offering an option to purchase up to an additional $4.5 million of common stock to cover over-allotment, if any.
On March 23, 2010, we filed a Form S-1/A Registration Statement (the “registration statement”) with the SEC to offer 7,200,000 shares of our common stock in the Offering. In the Registration Statement, we set out our intent to use the net proceeds of the Offering for general corporate purposes, including contributing additional capital to the Bank, supporting our ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions, and positioning us for eventual redemption of our Series A Preferred Stock issued to the Treasury. Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement.
On April 14, 2010 the Company announced that the underwriters of the Offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the offering of approximately $33.0 million, after deducting the underwriting discount and offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the offering to 8,280,000.
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
In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that would require a supermajority vote of 66.7% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction would have to equal or exceed the greater of (a) the highest per share price paid by the Interested Shareholder (1) within two years of the transaction proposal announcement date, or (2) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (b) the fair market value of the Common Stock on (1) the transaction proposal announcement date, or (2) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).
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
At December 31, 2010, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.
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
At December 31, 2010, time certificates of deposit in excess of $100,000 represented approximately 36% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None to report.
ITEM 2. PROPERTIES
The Company’s principal administrative offices and technology center consists of approximately 12,000 square feet of space on property adjacent to the main office at 1901 Churn Creek Road, Redding, California 96002. The Bank’s main office is housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California, 96002. The Bank owns the buildings and the 1.25 acres of land on which the buildings are situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations. The Company also leases approximately 3,787 square feet for the location of another branch which provides commercial and retail services. This branch is located at 3455 Placer Street, Redding, California. The lease agreement expires on August 21, 2017.
The Company’s Roseville Bank of Commerce is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring on May 31, 2012.
The Company’s Bank of Commerce Mortgage is located at 3130 Crow Canyon Place, San Ramon, California. Bank of Commerce Mortgage occupies 13,613 square feet of space on the third floor of this four-story building. The office space is leased under a non-cancelable operating lease expiring December 31, 2014.
In addition, Bank of Commerce Mortgage has nine branch leases as of December 31, 2010. All of which are located in California except for one branch located in Colorado. All of these leases are on month to month terms.
We believe that the facilities are adequate to meet our current needs and that additional facilities are available to meet future needs.
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
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which the Company’s common stock is traded is the NASDAQ Global Market. The Company’s common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Company’s common stock on the NASDAQ Global Market for the periods indicated:
Sales Price Per Share

Quarter Ended:	High	Low	Volume
March 31, 2010	$5.68	$4.30	1,770,615
June 30, 2010	$5.45	$4.55	1,611,878
September 30, 2010	$4.85	$3.75	930,147
December 31, 2010	$4.25	$3.47	616,925

March 31, 2009	$5.05	$3.90	123,989
June 30, 2009	$6.52	$4.08	74,922
September 30, 2009	$6.30	$4.50	129,689
December 31, 2009	$5.99	$5.10	156,391
There were approximately 770 shareholders of the Company’s common stock as of December 31, 2010, including those held in street name, and the market price on that date was $4.25 per share.
Dividends
Cash dividends of $0.06 were paid on January 14, 2010, March 24, 2010, and July 7, 2010, and a cash dividend of $0.03 was paid on October 7, 2010, respectively to shareholders of record as of December 31, 2009, March 15, 2010, June 30, 2010, and September 30, 2010.
The Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board (“FRB”) generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.
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

Securities Authorized for Issuance Under Equity Compensation Plans
We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008. The following table sets forth, for each of the Company’s equity-based compensation plan, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2010:

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise	Weighted average	plans (excluding
	of outstanding options,	exercise price of	securities reflected in
Plan Category	warrants and rights	outstanding options	column (a))
Equity compensation plans approved by security holders	300,080	$8.17	586,500
Equity compensation plans not approved by security holders	None	None	None

Total	300,080	$8.17	586,500

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
Bank of Commerce Holdings
Five – Year Performance Graph
Stock Performance Graph (1)

SNL Securities LC (C) 2010	(888) 275-2822

(1)	Assumes $100 invested on December 31, 2005, in the Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).
Sales of Unregistered Securities
Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms (“Securities Purchase Agreement”) the Company issued to the United States Department of the Treasury (“Treasury”) 17,000 shares of our Series A Preferred Stock for a total price of $17.0 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Except under limited circumstances, the Series A Preferred Stock is non-voting.

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
Prior to November 14, 2011, unless we have redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.08 per share of common stock), or (2) redeem, purchase or acquire any shares of the Company’s common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
No shares were repurchased during 2010.

(d)
			(c)	Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
	(a)	(b)	As Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
2010 Period	Shares Purchased	Paid Per Share	or Programs	Programs
Total	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below for the five years ended December 31, 2010, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)	2010	2009	2008	2007	2006
Statements of Income
Total Interest Income	$42,391	$41,329	$37,690	$41,128	$37,610
Net Interest Income	32,993	28,994	21,348	22,012	22,035
Provision for Loan Losses	12,850	9,475	6,520	3,291	226
Total Noninterest Income	19,818	10,063	2,623	4,535	1,928
Total Noninterest Expense	30,328	20,624	15,296	15,744	13,333
Total Revenues	62,209	51,392	40,313	45,753	39,539
Net Income	$6,220	$6,005	$2,194	$6,107	$6,568

Balance Sheets
Total Assets	$939,133	$813,406	$774,214	$618,327	$583,442
Total Gross Portfolio Loans	600,796	601,439	527,463	494,748	414,191
Allowance for Loan Losses	12,841	11,207	8,429	8,233	4,904
Total Deposits	648,702	640,464	555,282	473,631	439,407
Shareholders’ Equity	$103,727	$68,807	$62,578	$46,164	$43,916

Performance Ratios [1]
Return on Average Assets [2]	0.69%	0.75%	0.33%	1.04%	1.20%
Return on Average Shareholders’ Equity [3]	6.50%	9.01%	4.99%	13.39%	15.59%
Dividend Payout	41.18%	34.81%	127.04%	46.47%	40.36%
Average Equity to Average Assets	10.55%	8.28%	8.91%	9.43%	9.49%
Tier 1 Risk-Based Capital — Holding Company [4]	13.74%	12.06%	11.58%	9.97%	11.42%
Total Risk-Based Capital — Holding Company	15.00%	13.31%	12.84%	11.22%	12.54%
Net Interest Margin [5]	4.06%	3.94%	3.47%	3.98%	4.26%
Average Earning Assets to Total Average Assets	89.63%	91.42%	92.86%	93.74%	94.20%
Nonperforming Assets to Total Assets [6]	2.43%	1.92%	2.98%	2.01%	0.00%
Net Charge-offs to Average Loans	1.84%	1.14%	1.22%	0.00%	-0.09%
Allowance for Loan Losses to Total Loans	2.14%	1.86%	1.60%	1.66%	1.18%
Nonperforming Loans to Allowance for Loan Losses	159.73%	113.50%	239.10%	150.72%	0.00%
Efficiency Ratio [7]	57.43%	52.80%	63.81%	59.31%	55.64%
Share Data
Average Common Shares Outstanding — basic	14,951	8,711	8,713	8,858	8,760
Average Common Shares Outstanding — diluted	14,951	8,711	8,724	8,938	8,932
Book Value Per Common Share	$4.97	$5.72	$5.23	$5.27	$4.96
Basic Earnings Per Common Share	$0.35	$0.58	$0.25	$0.69	$0.75
Diluted Earnings Per Common Share	$0.35	$0.58	$0.25	$0.68	$0.74
Cash Dividends Per Common Share	$0.18	$0.24	$0.32	$0.33	$0.29

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

[2]	Return on average assets is net income divided by average total assets.

[3]	Return on average equity is net income divided by average shareholders’ equity.

[4]	Regulatory capital ratios are defined in detail in the table on page 67

[5]	Net interest margin equals net interest income as a percent of average interest-earning assets.

[6]	Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure.

[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of financial condition as of December 31, 2010 and 2009 and results of operations for each of the years in the three-year period ended December 31, 2010 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.
The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.
2010 Highlights
Due to conservative loan underwriting, active servicing of problem credits and maintenance of a healthy net interest margin, we have remained profitable during the economic downturn and have positioned our Company to take advantage of growth opportunities in the coming years. During 2010 we recorded net income of $6.2 million, and net income to common shareholders of $5.3 million, or $0.35 per diluted share, after deducting preferred dividend payments made to the Treasury and accretion of preferred shares under the TARP Capital Purchase Program. Net income for 2010 was marginally better than 2009 results of $6.0 million. During 2010, the Company successfully completed a public offering of common shares, which resulted in the sale of 8,280,000 shares of common stock, resulting in net proceeds of $33.0 million. The increase in common shares outstanding caused diluted earnings per share to decrease by $0.23 per share from $0.58 per share in 2009. The Company continued to pay dividends on common stock in 2010, but decreased the per share amount from $0.06 to $0.03 to ensure that dividend payout ratios remain consistent to periods prior to the common stock offering. As of December 31, 2010, the Company had total assets of $939.1 million, total portfolio loans of $600.7 million, an allowance for loan and lease losses of $12.8 million, or 2.14% of total loans, deposits outstanding of $648.7 million and shareholders’ equity of $103.7 million.
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
Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to both maintain customer relationships and build new ones. Our competitors are no longer just banks. We must compete with financial powerhouses that want our core business. We have developed strategic plans that evaluate additional services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.
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
Board Committees
Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer (CEO) and four Board Committees:
•	Loan Committee reviews credit risks and the adequacy of the allowance for loan and lease losses.

•	ALCO reviews liquidity and market risks.

•	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities; and

•	Nominating and Corporate Governance Committee evaluates corporate governance structure, charters, committee performance and acts in best interests of the corporation and its shareholders with regard to the appointment of director nominees.
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
Sources of liquid assets consist of the repayments and maturities of loans, selling of loans, short-term money market investments, and cashflows, maturities and sales from the available-for-sale security portfolio. Increased available-for-sale security balances were responsible for the major use of liquidity, followed by growth in the loan portfolio. The weighted-average life of the available-for-sale security portfolio is 7.7 years.
Liquidity is generated from liabilities through deposit growth and Federal Home Loan Bank borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.
We have available correspondent banking lines of credit through correspondent relationships totaling approximately $10.0 million and available secured borrowing lines of approximately $46.6 million with the Federal Home Loan Bank of San Francisco. In addition, we periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“Reserve Bank”) and had $44.5 million in available borrowing lines at the Reserve Bank. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided through cash flows generated through our operations.
Our liquid assets (cash and amounts due from banks, interest bearing deposits held at other banks, and available-for-sale securities) totaled $252.5 million or 26.89% of total assets at December 31, 2010, $148.3 million or 18.2% of total assets at December 31, 2009 and $216.9 million or 28.01% of total assets at December 31, 2008. In 2010, the Holding Company’s primary sources of funding were proceeds from the issuance of common stock, and cash dividends from the Bank.

The Holding Company expects to receive dividends from the Bank in 2011. See Note 24 to the Consolidated Financial Statements for a discussion of the restrictions on the Bank’s ability to pay dividends.
To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. We expect that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2011.
Other Borrowings
We actively use Federal Home Loan Bank (“FHLB”) advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2010, the Company had three short term advances outstanding. Two of the advances were fixed rate, and one floated to three month LIBOR plus one basis point. The advances did not contain call or put features. As of December 31, 2010, the Company had $141.0 million in FHLB advances outstanding compared to $70.0 million at December 31, 2009 and $120.0 million at December 31, 2008.

	2010	2009	2008
Securities sold under agreements to repurchase with weighted average interest rates of 0.34%, 0.49% and 0.62% at December 31, 2010, 2009 and 2008, respectively	$13,547,562	$9,620,867	$13,853,255

Federal Home Loan Bank borrowings with weighted average interest rates of 0.29%, 0.85% and 2.41% at December 31, 2010, 2009 and 2008, respectively	141,000,000	70,000,000	120,000,000

Total Other Borrowings	$154,547,562	$79,620,867	$133,853,255

	2010	2009	2008
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$18,820,233	$12,359,119	$14,581,881
Average balance during the year	12,274,351	11,006,007	13,038,870
Weighted average interest rate during year	0.42%	0.46%	1.32%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$147,000,000	$130,000,000	$120,000,000
Average Balance during the year	112,783,562	103,317,808	83,048,645
Weighted average interest rate during year	0.56%	1.93%	3.40%
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
Nonperforming assets
Our practice is to place an asset on nonaccrual status when one of the following events occurs: (1) Any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely, or (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans include impaired loans which may be on nonaccrual, are 90 days past due and still accruing, or have been restructured and are not in compliance with their modified terms.
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
We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectability. We evaluate general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (“SBA”). We also evaluate concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and nonaccrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items.
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
Allowance for Loan and Lease Losses (ALLL)
The allowance for loan and lease losses is management’s best estimate of the probable losses that may be sustained in our loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (1) that losses be accrued when they are probable of occurring and estimable and (2) that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We perform periodic and systematic detailed evaluations of our lending portfolio using several analytical tools and benchmarks to calculate a range of probable outcomes and estimate the inherent risks and assess the overall collectability. Although, no single statistic or measurement determines the adequacy of the allowance, we consider general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio.
Additional factors include concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types; volume and trends of loan delinquencies and nonaccrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items. There are several components to the determination of the adequacy of the ALLL. Each of these components is determined based upon estimates that can and do change when the actual events occur. For those segments that require an ALLL, we estimate loan losses on a monthly basis based upon its ongoing loan review process and analysis of loan performance. We follow a systematic and consistently applied approach to select the most appropriate loss measurement methods and support our conclusions and rationale with written documentation. One method of estimating loan losses for groups of loans is through the application of loss rates to the groups’ aggregate loan balances. Such rates typically reflect historical loss experience for each group of loans, adjusted for relevant economic factors over a defined period of time. We evaluate and modify our loss estimation model as needed to ensure that the resulting loss estimate is consistent with GAAP.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments. The cost is determined based on the fair value of the award on the grant date. The grant date fair value is measured using the Black Scholes option-pricing model with assumptions made regarding volatility, the risk-free interest rate, expected dividends, assumed forfeiture rate and expected term. The grant date fair value is recognized in the statement of income over the service period of the award.
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

Mortgages Held for Sale
Mortgages held for sale are generated through two pipelines; (1) Bank of Commerce Mortgage and (2) the Bank’s purchase program with Bank of Commerce Mortgage. In both cases our majority owned subsidiary Bank of Commerce Mortgage originates residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. In scenario (1) above, the loans are funded through a warehouse line of credit with the Bank, and are accounted for as loans held for sale at the Mortgage Subsidiary. Under scenario (2) above, the Bank purchases the mortgages at origination from the Mortgage Subsidiary, and are classified as held for sale at the Bank.
All mortgage loans originated through either pipeline represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost of fair value. Cost generally approximates fair value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.
Derivative Loan Commitments
Our majority owned subsidiary, Bank of Commerce Mortgage enters into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and forward delivery contracts with investors associated with mortgage loans receivable held for sale. Our derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as “fair value” hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.
We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 25 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Other Real Estate Owned
Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs.

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
Financial Highlights — Results of Operations
The following discussion and analysis provides a comparison of the results of operations for the five years ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and related notes.
Key Financial Ratios

	2010	2009	2008	2007	2006
Profitability
Return on average assets	0.69%	0.75%	0.33%	1.04%	1.20%
Return on average equity	6.50%	9.01%	4.99%	13.39%	15.59%
Average earning assets to total average assets	89.63%	91.42%	92.86%	93.74%	94.20%
Interest Margin
Net interest margin	4.06%	3.94%	3.47%	3.98%	4.26%
Asset Quality
Allowance for loan losses to total loans	2.14%	1.86%	1.60%	1.66%	1.18%
Nonperforming assets to total assets	2.43%	1.92%	2.98%	2.01%	0.00%
Net charge-offs to average loans	1.84%	1.14%	1.22%	0.00%	-0.09%
Liquidity
Loans to deposits	92.60%	93.87%	93.28%	102.67%	93.08%
Liquidity ratio	41.86%	38.84%	22.56%	18.49%	27.96%
Capital
Tier 1 risk-based capital — Bank	13.34%	11.57%	11.58%	9.97%	11.42%
Total risk-based capital — Bank	14.59%	12.83%	12.84%	11.22%	12.54%
Efficiency
Efficiency ratio	57.43%	52.80%	63.81%	59.31%	55.64%
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

Balance Sheet
The Company’s total assets were $939.1 million as of December 31, 2010 compared to $813.4 million as of December 31, 2009. The $125.7 million or 15.5% increase in total assets was centered in the investment portfolio and to a lesser extent, the Company’s held for sale loan portfolio. The investment portfolio increased $109.2 million while the held for sale mortgage portfolio increased $15.7 million. Management executed a investment leverage strategy in 2010 and invested in highly liquid agency mortgage-backed securities and other agency debt, highly credit rated municipal securities, and highly credit rated corporate securities. The increase in held for sale mortgage portfolio reflects significant increases in mortgage loan originations associated with the Company’s affiliate, Bank of Commerce Mortgage. The held for investment loan portfolio remained flat to the prior year and reflected tepid loan demand in the Company’s markets.
Total deposits increased $8.2 million or 1.29% over December 31, 2009. While deposit growth was modest in 2010, management made solid gains in core deposit growth. Management defines core deposits as non-maturity deposits including interest and non-interest bearing demand deposits, money market accounts, and savings accounts. Demand deposits increased $20.0 million or 8.6% when compared to December 31, 2009 while money market and savings accounts increased $18.2 million or 27.9% over the same period. Time deposits decreased $30.0 million or 8.8% over December 31, 2009 and reflects the planned maturity and non-renewal of brokered time deposits along with some deposit mitigation to non-maturity deposits.
Asset Quality
Our loan portfolio remains strained. The commercial and industrial, and real estate portfolios continued to experience deterioration in 2010. Both portfolios have been negatively impacted by the current economic recession and significant weakness in the real estate market. Net charge-offs were $11.2 million for the year ended December 31, 2010 as compared to $6.7 million for the year ended December 31, 2009. The charge-offs were generally equally divided between in the Company’s residential, commercial real estate, and commercial and industrial portfolios. Management remains committed to working with our customers experiencing financial difficulties to find potential solutions that benefit both parties.
Capital
The capital ratios of Bank of Commerce Holdings continue to be above the well-capitalized guidelines established by regulatory agencies. The Company successfully raised $33.0 million in net equity proceeds in 2010. The increased level of capital increased the Company’s total risk-based capital ratio to 15.00% as compared to 13.31% on December 31, 2009. The Company’s strong equity position will allow management to continue to pursue and evaluate strategic opportunities within our markets and consider opportunities outside of our current footprint.
Sources of Income
We derive our income from two principal sources: (1) net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities, and (2) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services. Our income depends to a great extent on net interest income. These interest rate characteristics are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, and the Federal Reserve Board in particular. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are considered asset sensitive. Consequently, we benefit in a rising rate environment and we are affected adversely by declining interest rates.

Net interest income reflects both our net interest margin, which is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding, and the amount of earning assets we hold. As a result, changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings.
Increase or decreases in interest rates could adversely affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, and cause our net interest margin to expand or contract. Many of our assets are tied to prime rate, so they may adjust faster in response to changes in interest rates. As a result, when interest rates fall, the yield we earn on our assets may fall faster than the re-pricing opportunities of our liabilities, causing our net interest margin to contract until the re-pricing of liabilities catches up.
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
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with fourteen offices in two different states and licenses in California, Oregon, Washington, Idaho and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions. We derive fee income from our mortgage brokerage services.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
We reported net income of $6.2 million and net income to common shareholders of $5.3 million for the year ended December 31, 2010, representing an increase of approximately $200,000 or 3.33%, over net income of $6.0 million and net income to common shareholders of $5.1 million for the year ended December 31, 2009. During 2010, our net interest margin increased modestly as the Company continued to fund earning assets with low cost deposits and wholesale borrowings. The downward repricing of wholesale borrowings continued to provide positive benefit to our net interest margin. Consistent with 2009, gains on the sale of securities contributed significantly to our 2010 earnings. In 2010, the Company also benefited from the settlement of the irrevocable loss guarantee (Put Reserve) associated with the ITIN loan portfolio (see Note 28), which increased noninterest income by $1.8 million.
During 2010, we increased provisions for loan and lease losses significantly. Increased provisions are directly attributed to further deterioration in the Commercial and Industrial portfolio and continuing weakness in our real estate portfolio. Our provision for loan and lease losses increased to $12.9 million in 2010 from $9.5 million in 2009. Ongoing credit quality reviews and current appraisals identified impairment within the portfolio and significantly contributed to increased provisions in 2010.

Nonperforming assets as a percentage of total assets increased to 2.43% compared to 1.92% in 2009. The majority of the increase in nonperforming assets is primarily related to the ITIN loan portfolio. The current recession with the accompanying depressed residential real estate market continues to stress these assets. Accordingly, management has taken an aggressive and prudent stance in monitoring these credits, and will continue to do so in 2011.
Return on average assets (ROA) was 0.69% in 2010 and 0.75% in 2009. Return on average common equity (ROE) was 6.50% in 2010 compared 9.01% in 2009. Diluted earnings per share for 2010 and 2009 were $0.35 and $0.58, respectively, which was a year-over-year decrease of 39.7%. The decrease in diluted earnings per share is a direct result from the additional common shares outstanding. During 2010, the Company successfully completed a public offering of common stock, whereby issuing 8,280,000 of common stock at $4.25 per share with net equity proceeds of $33.0 million.
Our average total assets increased to $906.1 million in 2010 or 12.7% from $804.2 million in 2009. Total deposits grew by $8.2 million or 1.3% over 2009; the deposit growth was centered in noninterest bearing demand accounts and savings accounts. Total gross loans decreased by $0.6 million or 0.11% over 2009; decreases in the real estate construction portfolio were offset by increases to the home equity line portfolio, the remaining mix remained consistent with 2009. During the first quarter of 2010 the Company purchased a pool of performing home equity revolving and non revolving loans which accounted for the majority of the increase in the home equity portfolio.
The yield on the loan portfolio decreased 30 basis points to 5.78% compared to 6.08% in 2009. Yields on all earning assets decreased 40 basis points to 5.22% compared to 5.62% in 2009. Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).
These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board (“FRB”). Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. As such, we are currently considered liability sensitive in the 100bp to 300bp upward rate shock, and asset sensitive for 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.
During 2010, the Company entered into a series of deferred starting interest rate swap contracts to mitigate a portion of future interest rate risk. The contracts were forward starting with the first one becoming effective on March 1, 2012. Management designated the deferred interest rate swap contracts as cash flow hedges of interest payments. During 2011, the Company settled the deferred interest rate swap contracts and removed the hedge designation. As a result of the settlement of the deferred interest rate swap contracts, the Company realized $3.0 million in cash proceeds from the counterparty. Management intends on reclassifying the gains realized on the hedge instruments into earnings from other comprehensive income, as a reduction of interest expense, in the same periods during which the hedged forecasted transaction affects earnings on the basis it is probable the forecasted transaction will occur. As such, the Company’s margin will benefit from the future reclassifications of these gains by lowering interest expense on Federal Home Loan advances. This benefit is expected to begin in March 2012.
Funding costs decreased by 50 basis points to 1.37% compared with 1.87% in 2009, reflecting the current lower cost rate environment.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
We reported net income of $6.0 million and net income to common shareholders of $5.1 million for the year ended December 31, 2009, representing an increase of approximately $2.87 million or 130.7%, over net income of $2.19 million for the year ended December 31, 2008.
The increase can be primarily attributed to loan growth funded with low cost deposits and re-pricing wholesale borrowings with the resulting effect expanding our net interest margin and net income for the year.
During 2009, we increased provisions for loan and lease losses significantly. Increased provisions are directly attributed to deterioration in the Commercial and Industrial portfolio and continuing weakness in our real estate portfolio.
Our provision for loan and lease losses increased to $9.5 million in 2009 from $6.5 million in 2008. Ongoing credit quality reviews identified impairment within the portfolio and greatly contributed to the increased provisions in 2009.
Nonperforming assets as a percentage of total assets decreased to 1.92% compared to 2.98% in 2008. The decrease in nonperforming assets is primarily attributed to a bulk sale of nonperforming assets in the second quarter of 2009. On April 17, 2009, we completed a “Loan Swap” transaction which included the purchase of a portfolio of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN portfolio was purchased from a private equity firm in exchange for a combination of approximately $14.0 million in nonperforming loans and cash of approximately $67.0 million. The nonperforming loans were transferred without recourse. At the settlement date, the mortgage loan pool contained 859 single family residential mortgages with an average principal balance of approximately $96,596, a weighted average credit score of 647, a weighted average loan to value ratio of 89%, a weighted average yield of 7.44% and all loans were fully documented. The ITIN mortgage pool is geographically dispersed throughout the United States.
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
The yield on the loan portfolio decreased 39 basis points to 6.08% compared to 6.47% in 2008. Yields on total earning assets decreased 51 basis points to 5.62% compared to 6.13% in 2008. Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings).
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
Net interest income increased $4.0 million to $33.0 million in 2010 compared to $29.0 million in 2009 and $21.3 million in 2008, representing a 13.79% increase in 2010 over 2009, and a 35.82% increase in 2009 over 2008. The average balance of total earning assets increased to $812.1 million in 2010 compared to $735.2 million in 2009, which reflects a 10.46% increase.
Portfolio loans, the largest component of average earning assets, increased $50.9 million or 8.63% compared with the prior year period. During the period, yields on average earning assets decreased by 40 basis points to 5.22%.
The decrease in yields on average earning assets is primarily due to two factors; relatively higher yielding loans either maturing or being reclassified as nonaccrual and current year additions to the available for sale investment portfolio at relatively lower market rates.

The following table sets forth our daily average balance sheet, related interest income or expense and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
Years Ended December 31,

(Dollars in thousands)	2010			2009			2008
	Average			Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$640,213	$37,000	5.78%	$589,336	$35,860	6.08%	$518,759	$33,582	6.47%
Tax-exempt securities	42,172	1,692	4.01%	28,384	1,164	4.10%	24,399	1,197	4.91%
US government securities	27,423	617	2.25%	8,606	343	3.99%	13,637	553	4.06%
Mortgage backed securities	48,972	1,466	2.99%	53,722	3,107	5.78%	37,328	1,916	5.13%
Federal funds sold	995	2	0.20%	13,438	32	0.24%	17,987	303	1.68%
Other securities	52,322	1,614	3.08%	41,305	823	1.99%	2,918	139	4.76%

Average Earning Assets	$812,097	$42,391	5.22%	$734,791	$41,329	5.62%	$615,028	$37,690	6.13%
Cash & due from banks	28,748			26,841			16,298
Bank premises	9,814			10,322			11,097
Other assets	55,440			32.257			19,866

Average Total Assets	$906,099			$804,211			$662,289

Interest Bearing Liabilities
Interest bearing demand	$141,983	$968	0.68%	$145,542	$1,015	0.70%	$138,743	$2,173	1.57%
Savings deposits	76,718	921	1.20%	62,846	963	1.53%	56,914	1,576	2.77%
Certificates of deposit	321,051	6,151	1.92%	317,417	7,628	2.40%	234,493	8,552	3.65%
Repurchase agreements	12,274	52	0.42%	11,006	51	0.46%	13,043	173	1.33%
Other borrowings	134,255	1,306	0.97%	122,057	2,678	2.19%	98,518	3,868	3.93%

Average Interest Liabilities	$686,281	$9,398	1.37%	$658,868	$12,335	1.87%	$541,711	$16,342	3.02%
Noninterest bearing demand	92,433			69,250			70,933
Other liabilities	31,748			9,467			5,660
Shareholders’ equity	95,637			66,626			43,985

Average Liabilities and Shareholders’ Equity	$906,099			$804,211			$662,289

Net Interest Income and Net Interest Margin		$32,993	4.06%		$28,994	3.94%		$21,348	3.47%

Interest income on loans includes fee income (expense) of approximately $250,475, ($21,607) and $76,857 for the years ended December 31, 2010, 2009 and 2008 respectively.
During the year ending December 31, 2010, the Company leveraged the net proceeds from the common stock issuance by purchasing approximately $100.0 million in agencies and highly credit rated available for sale securities. Pursuant to these transactions, the available for sale portfolio was repositioned to mitigate interest rate risk. Accordingly, some existing portfolio securities with higher stated yields were sold, while the securities purchased carried lower stated yields. As a result, for the year ending December 31, 2010 the weighted average yield on the available for sale investment portfolio decreased by ninety seven basis points compared to year ending December 31, 2009.
Average deposits and borrowings increased by $27.4 million over the same period a year ago. The yield on funding costs decreased to 1.37% compared with 1.87% for the same period a year ago. The Company utilizes retail deposits, brokered deposits and FHLB borrowings as its main sources of funding.

[1]	Average nonaccrual loans and average loans held for sale of $20.5 and $30.6 million are included respectively

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
Analysis of Changes in Net Interest Income
Years ended December 31,

(Dollars in thousands)	2010 over 2009			2009 over 2008
	Variance	Variance		Variance	Variance
	due to	due to		due to	due to
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$2,490	($1,350)	$1,140	$3,791	($1,512)	$2,279
Tax-exempt securities	547	(19)	528	115	(147)	(32)
US government securities	386	(112)	274	(203)	(7)	(210)
Mortgage backed securities	(517)	(1,124)	(1,641)	1,009	182	1,191
Federal funds sold	(26)	(4)	(30)	(8)	(99)	(107)
Other securities	453	338	791	480	38	518

Total Increase (Decrease)	3,333	(2,271)	1,062	5,184	(1,545)	3,639

(Decrease) Increase
In Interest Expense:
Interest bearing demand	(30)	(17)	(47)	(254)	(904)	(1,158)
Savings accounts	114	(156)	(42)	(85)	(528)	(613)
Certificates of deposit	(317)	(1,160)	(1,477)	1,263	(2,188)	(925)
Repurchase agreements	4	(3)	1	(37)	(84)	(121)
Other borrowings	(164)	(1,208)	(1,372)	5	(1,195)	(1,190)

Total Increase (Decrease)	(393)	(2,544)	(2,937)	892	(4,899)	(4,007)

Net Increase (Decrease)	$3,726	$273	$3,999	$4,292	$3,354	$7,646

A combination of reduced funding costs and an increase in the volume of earning assets improved the Company’s net interest margin. The increased volume of earning assets contributed an additional $3.3 million in interest income.
The majority of the increase in earning assets resulted from increases in average portfolio loans, and to a lesser extent the available for sale investment portfolio. In addition, the continued decline in interest rates on earning assets resulted in a reduction of $2.3 million to interest income. Accordingly, the net effect of changes in rate and volume of earning assets resulted in $1.1 million increase in interest income.
The Company’s volume in average deposits and borrowings did not increase significantly for the year ending December 31, 2010 compared to the year ending December 31, 2009. However, the Company did benefit from the continued decline in interest expense relating to retail and wholesale funding. These benefits were mainly derived from the refinancing of existing FHLB borrowings at lower interest rates, and the maturing of certificates of deposits that carried higher rates than the market currently offered. As a result, the Company realized a decrease in interest expense of $2.5 million. Accordingly, the net effect of changes in rate and volume of interest bearing liabilities resulted in a decrease of $2.9 million in interest expense.

Noninterest Income
The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Noninterest income:
Service charges on deposit accounts	$260	$390	$311
Payroll and benefit processing fees	448	452	453
Earnings on cash surrender value-
Bank owned life insurance	438	418	340
Net gain on sale of securities available-for-sale	1,981	2,438	628
Net loss on sale of derivative swap transaction	—	—	(225)
Net gain on transfer of financial assets	—	341	—
Gain on settlement of put reserve	1,750	—	—
Mortgage brokerage fee income	14,214	5,327	21
Other income	727	697	1,095

Total Noninterest income	$19,818	$10,063	$2,623

Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, mortgage brokerage fee income, and income pertaining to the settlement of the put reserve.
Noninterest income for 2010 was $19.8 million or 31.9% of total gross revenues compared to $10.1 million or 19.6% of total gross revenues in 2009. The increase in noninterest income is primarily due to an increase in mortgage brokerage fee income associated with our purchase of an equity interest in the Simonich Corporation, and the settlement of the put reserve.
Mortgage brokerage fee income is primarily derived from origination fees on residential mortgage loans and from the sale of mortgage loans to financial institutions. Loan origination fees and sales fees earned on brokered loans are recorded as income when the loans are sold. Mortgage Services brokerage fee income increased substantially as a result of increased origination volume, due to the historically low interest rate environment. In addition, for the year ending December 31, 2010, the Company recognized a full twelve months of mortgage broker fee income compared to approximately seven months for the year ending December 31, 2009.
In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; at termination the Company received $1.8 million in cash and returned $0.3 million in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee.
The “put reserve” was part of the April 17, 2009 loan “swap” transaction in which the Company purchased a pool of Individual Tax Identification Number (“ITIN”) residential mortgages in exchange for a combination of certain nonperforming loans and cash. The put reserve was an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s balance sheet. At the end of the term of this loss guarantee, the Company was required to return the cash deposit to the seller to the extent not used to fund losses in the ITIN portfolio. During the period from March 2010 to September 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching the settlement with the seller to eliminate the loss guarantee arrangement.

Our investment strategy requires that we reposition our investment portfolio within certain parameters to minimize risks to comprehensive income, and to mitigate interest rate risk. Accordingly, the Company continued to reposition the portfolio during year ending December 31, 2010. As a result, the Company realized gain on sales of securities of $2.0 million during 2010.
Noninterest Expense
The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Salaries & related benefits	$15,903	$10,882	$7,751
Occupancy & equipment expense	3,660	3,405	2,501
Write down of other real estate owned	1,571	161	735
FDIC insurance premium	1,016	1,274	383
Data processing fees	270	282	276
Professional service fees	1,726	820	667
Deferred compensation expense	493	478	461
Stationery & supplies	258	185	262
Postage	198	147	134
Directors’ expenses	266	299	294
Goodwill impairment	32	—	—

Other expenses	4,935	2,691	1,832

Total Noninterest expense	$30,328	$20,624	$15,296

Noninterest expense includes salaries and benefits, occupancy, write down of other real estate owned, FDIC insurance assessments, director fees, and other expenses.
Noninterest expense increased $9.7 million or 47.1% to $30.3 million in 2010. The increase in noninterest expense is primarily due to increased salaries and related benefits pertaining to the Mortgage Services subsidiary, write downs of other real estate owned, professional fees associated with loan credit quality evaluations, and a full twelve months consolidation of the Mortgage Services subsidiary.
The increase in salaries and related benefits is primarily due to the timing of the purchase of an equity interest in the Simonich Corporation. The Company consolidated an additional $4.6 million in related salaries and benefits of the Mortgage Services for the year ending December 31, 2010 compared to a consolidation of seven months of expense for the year ending December 31, 2009. In addition, in 2010, Mortgage Services transitioned existing independent contractors to FTE’s, and increased staff due to growth in general operations. As a result, the Company experienced an increase in salaries and related benefits for the period.
In 2010, the Company determined a valuation adjustment to the carrying value of the Company’s other real estate owned was necessary. The values were adjusted downward, reflecting the continued deterioration in local real estate market conditions. As a result, the Company recognized a $1.6 million impairment charge to earnings.
For the year ending December 31, 2010, professional fees increased approximately $1.0 million. During the reporting period, the Company increased the solicitation of outside professionals to conduct credit quality reviews pertaining to the Company’s loan portfolio. In addition, during the reporting period, the Company increased the engagements of legal counsel. The increase in these services coincides with the continued monitoring of the Company’s nonperforming loans.

Other expenses increased by $2.3 million during 2010. The increase is primarily due to increased credit administration expenses including appraisal expense associated with the Company’s real estate loan portfolio, prior period tax expenses, and overall increased activities associated with the Mortgage Services general operations. Furthermore, due to the timing of the purchase of Simonich Corporation, the Company consolidated twelve months of Mortgage Services related other expenses, compared to approximately seven months in the prior period. Other expenses recorded by Mortgage Services include expenses for business travel, telephone, insurance and licensing fees.
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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Income tax provision (benefit)	$3,159	$2,690	($40)
Effective tax rate	32.79%	30.02%	-1.83%
Non-controlling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and non-controlling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.
Asset Quality
We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties in California, and the location of the Bank’s four full services branches, specifically identified as Northern California. We manage our credit risk through diversification of our loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Although we have a diversified loan portfolio, a significant portion of our borrowers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors.
Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.
Although we have a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of other real estate owned as economic conditions in California continue to deteriorate in the future. Deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations. The recent slowdown in residential development and construction markets has led to an increase in nonperforming loans which has made it prudent to strengthen our reserve position at this time.

Management has taken cautious steps to ensure the proper funding of loan reserves. Credit quality, expense control and the bottom line remain management’s top focus.
The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, 90 days past due and still accruing, or have been restructured and are not performing to their modified terms. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower.
One exception to the 90 days past due policy for non-accruals is the bank’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. Once this put reserve is exhausted, the bank will charge off any loans that go more than 90 days past due. In accordance to this policy, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that charging the loan off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)	As of December 31,
	2010	%	2009	%	2008	%	2007	%	2006	%
Commercial & industrial	$133,199	22.17%	$133,080	23.13%	$164,083	31.11%	$173,704	35.11%	$125,725	30.36%
Real Estate loans
Construction	41,327	6.88%	59,524	9.90%	84,218	15.97%	106,977	21.62%	110,693	26.73%
Commercial	262,340	43.67%	260,024	42.23%	217,914	41.31%	175,013	35.37%	159,370	38.48%
ITIN loan pool	70,585	11.75%	78,250	13.04%	—	—	—	—	—	—
Other first lien mortgages	19,299	3.21%	20,525	3.38%	20,285	3.85%	10,787	2.18%	4,278	1.04%
Equity loans	69,590	11.58%	45,601	7.58%	39,915	7.57%	26,818	5.42%	12,986	3.14%
Installment	2,303	0.38%	2,223	0.37%	145	0.03%	226	0.05%	202	0.05%
Other loans	2,153	0.36%	2,212	0.37%	903	0.16%	1,223	0.25%	937	0.20%

Gross Loans	600,796	100.00	601,439	100.00	527,463	100.00%	494,748	100.00%	$414,191	100.00%
Less:
Deferred loan fees and costs	90		209		87		232		298
Allowance for Loan losses	12,841		11,207		8,429		8,233		4,904

Net Loans	$587,865		$590,023		$518,947		$486,283		$408,989

The following table provides a breakdown of our real estate construction portfolio as of December 31, 2010:
(Dollars in thousands)

		Percent of gross loan
Loan Type	Balance	portfolio

Commercial real estate — construction	$18,356	3.06%
Commercial lots	14,951	2.49%
1-4 family subdivision loans	5,592	0.93%
1-4 family individual residential lots	1,757	0.29%
1-4 family construction speculative	671	0.11%

Total Real estate-construction	$41,327	6.88%

The following table provides a breakdown of commercial real estate portfolio as of December 31, 2010:
(Dollars in thousands)

		% of Gross loan
Loan Type	Balance	portfolio

Commercial- investor	$194,285	32.34%
Commercial-owner occupied	68,055	11.33%

Total Commercial	262,340	43.67%

Net portfolio loans decreased by $2.2 million or 0.37% to $587.9 million at December 31, 2010 compared to $590.0 million at December 31, 2009. Decreases in real estate construction, and the ITIN pool were offset by an increase in home equity loans.
Home equity loans increased by $24.0 million for the year ending December 31, 2010 compared to December 31, 2009. A substantial portion of the increase can be attributed to the purchase of a pool of home equity term loans and lines of credit in 2010. On March 12, 2010, the Company purchased a pool of residential mortgage home equity loans with a par value of $22.0 million. At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principle balance of approximately $39,200, a weighted average credit score of 744, a weighted average loan to value of 86.44%, and a weighted average yield of 7.76%. Fifty one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed throughout the United States. The purchased home equity loan pool was recorded at a fair value of $21.7 million.
The other considerable change is reflected in the real estate construction portfolio; the real estate construction portfolio reflects 6.88% of the loan mix versus 9.90% at December 31, 2009. The decrease in the mix of real estate construction loans was due to lower origination volume, and the maturing of the existing portfolio.
Mortgages held for sale
Mortgages held for sale are generated through two pipelines; (1) Bank of Commerce Mortgage and (2) the Bank’s purchase program with Bank of Commerce Mortgage. In both cases our majority owned subsidiary Bank of Commerce Mortgage originates residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. In scenario (1) above, the loans are funded through a warehouse line of credit with the Bank, and are accounted for as loans held for sale at the Mortgage Subsidiary. Under scenario (2) above, the Bank purchases the mortgages at origination from the Mortgage Subsidiary, and are classified as held for sale at the Bank.
All mortgage loans originated through either pipeline represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors including the servicing rights.

Mortgages held for sale are carried at the lower of cost of fair value. Cost generally approximates fair value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans. As of December 31, 2010, the Company had $43.0 million in mortgages are held for sale. These loans are not included in net portfolio loans listed in the table above.
Nonperforming Assets
The following table sets forth a summary of our nonperforming assets, including other real estate owned as of the dates indicated:
(Dollars in thousands)

	As of December 31,
Nonperforming assets	2010	2009	2008	2007	2006

Commercial & industrial	$2,302	$237	$2,279	$—	$—
Secured by 1-4 family, closed end 1st lien	1,166	623	1,047	—	—
Secured by 1-4 family — revolving	97	199	350	83	—
Secured by RE - 1-4 construction	242	849	6,989	9,022	—
Secured by RE — other construction	100	—	9,489	3,304	—
Secured by NFNR	7,066	5,759	—	—	—

Nonaccrual loan portfolio	$10,973	$7,667	$20,154	$12,409	$—

Nonaccrual — ITIN loan pool	$9,538	$—	$—	$—	$—
Nonaccrual — home equity loan pool	—	—	—	—	—
90 days past due and still accruing interest	—	5,052	—	—	—
Other real estate owned	2,288	2,880	2,934	—	—

Total nonperforming assets	$22,799	$15,599	$23,088	$12,409	$—

Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we mark the respective assets to their fair market value which may result in the recognition of a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.
On March 12, 2010, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2010, the Company has allocated $758 thousand towards this pool or 4.25% of the outstanding principal balance. An accompanying $1.5 million “put reserve” was also part of the loan “swap” transaction and represents a credit enhancement. As such, management considers this put reserve in estimating probable losses in the home equity portfolio.

As of December 31, 2010, the remaining put reserve totals $1.2 million or 6.57% of the outstanding principal balance. The put reserve is an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent home equity loans to the seller that were 90 days or more delinquent up to an aggregate amount of $1.5 million. This guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability in the Company’s balance sheet. At the end of the term of this loss guarantee, the Company is required to return the cash deposit to the seller to the extent not used to fund losses in the home equity portfolio.
The ITIN loan pool represents residential mortgage loans made to legal United States residents without a social security number and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party.
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
As part of the original ITIN loan transaction, we obtained an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s balance sheet. At the end of the term of this loss guarantee, the Company was required to return the cash deposit to the seller to the extent not used to fund losses in the ITIN portfolio.
The Company accounted for the loans returned to the seller under the loss guarantee by derecognizing the loan, debiting cash and relieving the deposit liability. During the period from March 2010 to September 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching the settlement with the seller to eliminate the loss guarantee arrangement. At the date of settlement, the Company received $1.8 million in cash and returned $0.3 million in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee.
In conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the Allowance for Loan Losses (ALLL) against the ITIN portfolio. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in our ALLL related to the ITIN loans was necessary; the following factors were considered in determining the specific ALLL allocation to the ITIN Portfolio:
•	Increasing delinquencies — 20% of the portfolio was delinquent 30 days or more as of 12/31/2010

•	Servicer modification efforts were generally extending beyond a typical timeframe

•	Mortgage insurance — A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials

•	Sale of other real estate owned (OREO) — An emerging trend in the lengthening disposition of ITIN other real estate owned had developed including the potential for decreased recoveries and consequently increased net charge offs.
The specific ITIN ALLL allocation now represents approximately 4.05% of total outstanding principal compared to 1.56% as of December 31, 2009.
Nonperforming assets were 2.43% of total assets as of December 31, 2010 compared to 1.92% at December 31, 2009. For the year ending December 31, 2010, there were $33.9 million in impaired loans of which $20.5 million were in nonaccrual status.

Of these, $9.5 million or one hundred and seven are ITIN loans with a weighted average balance of approximately $89,142 each, and all in various stages of collection; the majority, or $6.5 million, of the nonperforming ITINs are classified as Troubled Debt Restructurings and on nonaccrual status. The remaining balance of $3.0 million is in the process of foreclosure.
The remaining nonaccrual loans consist of five commercial and industrial loans, one commercial lot loan, two residential lot loans, seven commercial real estate loans, four residential mortgages, and one home equity line of credit.
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
As of December 31, 2010, the Company has ninety three restructured loans that qualified as troubled debt restructurings, of which fifty were performing according to their restructured terms. As of December 31, 2010, the Company had $24.6 million in troubled debt restructurings compared to $10.7 million as of December 31, 2009.
The following table sets forth a summary of the Company’s restructured loans that qualify as troubled debt restructurings:
(Dollars in thousands)

Troubled debt restructurings	December 31, 2010	December 31, 2009

Nonaccrual	$11,977	$4,937
Accruing	12,668	5,730

Total troubled debt restructurings	$24,645	$10,667

Troubled debt restructurings (TDRs) represented 4.10% of total portfolio loans as of December 31, 2010 compared to 1.77% at December 31, 2009. The increase in TDRs was centered in our ITIN portfolio which accounted for $6.5 million of the $14.0 million increase from December 31, 2009. As of December 31, 2010, thirty-four or $3.4 million of the sixty-six ITIN TDRs are accruing and considered performing assets. The balance of the year-over-year increase in TDRs was primarily in commercial real estate loans. All of the Company’s restructured loans met the terms for TDR classification.
Refer to Note 6 in the consolidated financial statements for further discussion pertaining to the key features of the modifications, including the significant terms modified.

The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	2010	2009	2008	2007	2006

Beginning balance	$11,207	$8,429	$8,233	$4,904	$4,316
Provision for loan loss charged to expense	12,850	9,475	6,520	3,291	226
Loans charged off	(12,089)	(6,871)	(6,329)	—	(299)
Loan loss recoveries	873	174	5	38	661

Ending balance	$12,841	$11,207	$8,429	$8,233	$4,904

Gross portfolio loans outstanding at period end	$600,707	$601,230	$527,376	$494,516	$413,893

Ratio of allowance for loan losses to total loans	2.14%	1.86%	1.60%	1.66%	1.18%
Nonaccrual loans at period end:
Commercial	$2,302	$237	$2,279	$—	$—
Construction	342	849	16,478	12,326	—
Commercial real estate	7,066	5,759	—	—	—
Residential real estate	10,704	623	1,047	—	—
Home equity	97	199	350	83	—

Total nonaccrual loans	$20,511	$7,667	$20,154	$12,409	$—
Accruing troubled-debt restructured loans
Construction	$2,804	$2,219	$—	$—	$—
Commercial real estate	3,621	3,511	—	—	—
Residential real estate	6,243	—	—	—	—

Total accruing restructured loans	$12,668	$5,730	$—	$—	$—

All other accruing impaired loans	737	—	—	1,576	—

Total impaired loans	$33,916	$13,397	$20,154	$13,985	$—

Allowance for loan losses to nonaccrual loans at period end	62.61%	146.17%	41.82%	66.35%	0.00%

Nonaccrual loans to total loans	3.41%	1.28%	3.82%	2.51%	0.00%
Allocation of Allowance for Loan and Lease Losses by product type:
(Dollars in thousands)

	Dec. 31, 2010		Dec. 31, 2009		Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006
		%		%		%		%		%
		Loan		Loan		Loan		Loan		Loan
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category

Balance at end of period applicable to:
Commercial and financial	$4,393	34.21%	$5,306	47.35%	$3,249	38.55%	$1,946	23.64%	$2,111	43.05%
Commercial real estate — constructions	1,271	9.90%	$1,188	10.60%	$1,913	22.70%	$4,627	56.20%	$1,244	25.37%
Commercial real estate — other	2,422	18.86%	$2,348	20.95%	$2,225	26.40%	$1,295	15.73%	$1,210	24.67%
ITIN loan pool	2,857	22.25%	1,227	10.95%	—	—	—	—	—	—
Other residential	1,632	12.71%	853	7.61%	$692	8.21%	$213	2.59%	$139	2.83%
Consumer	46	0.36%	35	0.31%	$42	0.50%	$41	0.50%	$24	0.49%
Unallocated	220	1.71%	250	2.23%	$308	3.64%	$111	1.34%	$176	3.59%

Total allowance for loan and lease losses	$12,841	100.00%	$11,207	100.00%	$8,429	100.00%	$8,233	100.00%	$4,904	100.00%

Loan Maturity Schedule
The following table sets forth the maturity and repricing distribution of our commercial, real estate and other loans outstanding as of December 31, 2010, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total

Commercial & financial	$64,181	$40,002	$29,016	$133,199
Real estate loans
Construction	25,841	11,099	4,387	41,327
Commercial	10,800	74,068	177,472	262,340
ITIN loan pool	—	—	70,585	70,585
Other mortgage	1,029	5,176	13,094	19,299
Equity lines	994	21,430	47,166	69,590
Installment	2,142	161	—	2,303
Other loans	781	1,272	100	2,153

Total gross loans	$105,768	$153,208	$341,820	$600,796

Loans due after one year with:
Fixed Rates	$—	$61,857	$110,137	$171,994
Variable Rates	—	91,351	231,683	323,034

Total	$—	$153,208	$341,820	$495,028

Available-for-sale securities
The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2010:

			Over One through		Over Five through
(Dollars in thousands)	Within One Year		Five Years		Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government & agencies	$—	—	$7,054	1.35%	$19,760	2.37%	$—	—	$26,814	2.10%
Obligations of state and political subdivisions	—	—	—	—	7,543	3.56%	59,461	4.34%	67,004	4.25%
Mortgage backed securities and collateralized mortgage obligations	7,963	1.42%	38,547	2.84%	7,364	3.36%	11,178	3.69%	65,052	2.87%
Corporate securities	—	—	12,212	3.21%	16,807	3.79%	—	—	29,019	3.54%
Other asset backed securities	—	—	—	—	—	—	4,569	1.74%	$4,569	1.74%

Total	$7,963	1.42%	$57,813	2.74%	51,474	3.15%	$75,208	4.08%	$192,458	3.32%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Deposit Structure
We obtain deposits primarily from local businesses and professionals as well as through certificates of deposits, savings and checking accounts. The following table sets forth the distribution of our average daily balances for the periods indicated.
(Dollars in thousands)

	Years Ended December 31,
	2010		2009		2008
	Amount	Yield	Amount	Yield	Amount	Yield

NOW accounts	$38,843	0.58%	$58,437	0.51%	$51,215	0.88%
Savings	76,718	1.20%	62,846	1.53%	56,914	2.77%
Money market accounts	103,140	0.72%	87,105	0.84%	87,528	1.97%
Certificates of deposit	321,051	1.92%	317,417	2.40%	234,493	3.65%

Interest bearing deposits	539,752	1.49%	525,805	1.83%	430,150	2.87%
Noninterest bearing deposits	92,433		69,250		70,933

Average total deposits	$632,185		$595,055		$501,083

Average other borrowings	$146,529	0.93%	$133,063	2.06%	$111,561	3.62%
The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2010:
Deposit Maturity Schedule
(Dollars in thousands)

2010

Maturing in:
Three months or less	$67,135
Three through six months	42,820
Six through twelve months	47,165
Over twelve months	76,570

Total	$233,690

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s capital amounts and ratios are presented in the table.
(Dollars in thousands)

			Well	Minimum
		Actual	Capitalized	Capital
December 31, 2010	Capital	Ratio	Requirement	Requirement

The Company
Leverage	$115,541	12.48%	n/a	4.00%
Tier 1 Risk-Based	115,541	13.74%	n/a	4.00%
Total Risk-Based	126,085	15.00%	n/a	8.00%

The Bank
Leverage	$106,747	11.60%	5.00%	4.00%
Tier 1 Risk-Based	106,747	13.34%	6.00%	4.00%
Total Risk-Based	116,791	14.59%	10.00%	8.00%
Cash dividends of $0.06 were paid on January 14, 2010, March 24, 2010, July 7, 2010, to shareholders of record as of December 31, 2009, March 15, 2010, and June 30, 2010, respectively. Cash dividends of $0.03 were paid on October 7, 2010, to shareholders of record as of September 30, 2010.
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
On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses. On April 14, 2010 the underwriters exercised their overallotment option adding additional net proceeds of approximately $4.2 million to the Company’s equity, for a total of $33.0 million in net proceeds received through the Offering.
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
Some of our directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of business during 2010 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in our opinion did not involve more than a normal risk of collectability or present other unfavorable features.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2010 and 2009:
(Dollars in thousands)

	Years Ended December 31,
	2010	2009

Balance at beginning of year	$9,469	$7,911
New loan additions	1,248	1,418
Advances on existing lines of credit	15,704	11,497
Principal repayments	(17,017)	(11,642)
Reclassification	(176)	285

Balance at end of year	$9,228	$9,469

Impact of Inflation
Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2010 on the financial statements have not been material.
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
(Dollars in thousands)

	Years Ended December 31,
	2010	2009

Off-balance sheet commitments:
Commitments to extend credit	$146,915	$122,872
Standby letters of credit	3,509	4,844
Guaranteed commitments outstanding	1,299	1,325

	$151,723	$129,041

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
The Company entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, the Company is committed to deliver $264,000,000 loan volume over the period from March 1, 2010 through January 30, 2011. Upon failure to deliver minimum loan volume quarterly, the Company is responsible to pay a non-delivery fee to the purchaser. As of December 31, 2010, the Company met the volume commitments.

Commitments and Contingent Liabilities
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2010, and maturing as indicated:
(Dollars in thousands)

		Less than			More than 5	Indeterminate
	Total	One Year	1–3 Years	3–5 Years	years	Maturity (1)

Preferred Stock and Warrants	$17,000	$—	$—	$17,000	$—	$—
Junior Subordinated Debentures	15,465	—	—	—	15,465	—
FHLB Borrowings	141,000	126,000	15,000	—		—
Operating lease obligations	2,802	775	1,094	663	270	—
Repurchase Agreements	13,548	13,548	—	—	—	—
Deposits (1)	648,702	204,551	98,408	8,808	—	336,935

Total	$838,517	$344,874	$114,502	$26,471	$15,735	$336,935

(1)	Represents interest-bearing and non-interest bearing checking, money market, savings accounts, and time deposits.

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
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 400 to – 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) repricing opportunities for earning assets and interest-bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. As such, we are currently considered liability sensitive in the 100bp to 300bp upward rate shock, and asset sensitive for 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.
To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2010, indicate the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 400 basis point declines in the federal funds rate was $156,137, $1,224,031, $1,941,061 and $2,133,823 respectively. At December 31, 2009, the estimated annualized reduction in net interest income attributable to a 100, 200 and 300 basis point decline in the federal funds rate was $1,239,230, $1,901,994 and $2,458,129 respectively, with a similar and opposite results attributable to a 100, 200 or 300 basis point increase in the federal funds rate.
The Federal Reserve currently has the federal funds rate targeted between zero to twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2010, indicate the estimated annualized decrease in net interest income attributable to a 100, 200, 300 basis point increases in the federal funds rate was $384,223, $370,357, and $52,930 respectively. The 400 basis point increase results in an estimated increase in annualized net interest income of $348,804.
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
(Dollars in thousands)

			GAP Analysis
	Within 3	3 Months to	One Year to	Over Five
	Months	One Year	Five Years	Years	Total

Interest-Earning Assets

Available-for-sale securities	$13,374	$6,514	$53,932	$115,415	$189,235
Other investments	11,655	28,815	—	—	40,470
Loans, gross	163,033	148,148	162,426	127,190	600,797

Total Interest-earning Assets	$188,062	$183,477	$216,358	$242,605	$830,502

Interest-Bearing Liabilities
Demand — interest bearing	$23,921	$40,564	$57,208	$40,565	$162,258
Savings accounts	6,705	20,951	35,102	20,894	83,652
Certificates of deposit	79,792	124,759	107,216	—	311,767
Other borrowings	44,013	126,000	—	—	170,013

Total Interest-bearing Liabilities	$154,431	$312,274	$199,526	$61,459	$727,690

GAP in dollars	$33,631	$(128,797)	$16,832	$181,146	$102,812
Cumulative GAP in dollars	$33,631	$(95,166)	$(78,334)	$102,812	$102,812
As a percentage of earning assets:
GAP Ratio	1.22	0.59	1.08	3.95	1.14
Cumulative GAP Ratio	1.22	0.80	0.88	1.14	1.14

Gap as % of Earning Assets	4.05%	-15.51%	2.03%	21.81%	12.38%
Cumulative Gap as % of Earning Assets	4.05%	-11.46%	-9.43%	12.38%	12.38%
The model utilized by management to create the analysis described in the preceding paragraph uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to re-price a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, 300, or 400 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to our mix and level of rate-sensitive assets and liabilities will have on our net interest income.
Our approach to managing interest rate risk may include the use of derivatives, including interest rate swaps, caps and floors. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves an off-balance sheet instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Bank of Commerce Holdings
We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

Also in our opinion, Bank of Commerce Holdings maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Moss Adams LLP
Stockton, California
March 4, 2011

March 4, 2011
To the Shareholders:
Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations
Management of the Bank of Commerce Holdings and its subsidiaries (“the Company”) is responsible for preparing the Company’s annual consolidated financial statements in accordance with generally accepted accounting principles. Management is also responsible for establishing and maintaining internal control over financial reporting, including controls over the preparation of regulatory financial statements, and for complying with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions. The Company’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
Management has assessed the Company’s internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 20010. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that the Company complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2010.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Patrick J. Moty Patrick J. Moty, President and Chief Executive Officer

/s/ Samuel D. Jimenez Samuel D. Jimenez, SVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
ASSETS

Cash and due from banks	$23,786	$36,902
Interest bearing due from banks	39,470	31,338

Cash and cash equivalents	63,256	68,240
Securities available-for-sale (including pledged collateral of $101,248 at December 31, 2010 and $55,672 at December 31, 2009)	189,235	80,062
Mortgage loans held for sale	42,995	27,288
Loans, net of the allowance for loan and lease losses of $12,841 at December 31, 2010 and $11,207 at December 31, 2009	587,865	590,023
Premises and equipment, net	9,697	9,980
Goodwill	3,695	3,727
Other real estate owned	2,288	2,880
Other assets	40,102	31,206

TOTAL ASSETS	$939,133	$813,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$91,025	$69,447
Demand — interest bearing	162,258	163,814
Savings accounts	83,652	65,414
Certificates of deposit	311,767	341,789

Total deposits	648,702	640,464

Securities sold under agreements to repurchase	13,548	9,621
Federal Home Loan Bank borrowings	141,000	70,000
Other liabilities	16,691	9,049
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	15,465	15,465

Total liabilities	835,406	744,599

Commitments and contingencies (Note 23)

Shareholders’ equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008); 2,000,000 shares authorized; 17,000 shares issued and outstanding in 2010 and 2009	16,731	16,641

Common stock, no par value; 50,000,000 shares authorized; 16,991,495 shares issued and outstanding in 2010 and 8,711,495 outstanding in 2009	42,755	9,730
Common stock warrant	449	449
Retained earnings	41,722	39,004
Accumulated other comprehensive (loss) income, net of tax	(509)	658

Total Equity — Bank of Commerce Holdings	101,148	66,482
Non controlling interest in subsidiary	2,579	2,325

Total shareholders’ equity	103,727	68,807

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$939,133	$813,406

See accompanying notes to consolidated financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share data)	2010	2009	2008
Interest income:
Interest and fees on loans	$37,000	$35,860	$33,582
Interest on tax-exempt securities	1,692	1,164	1,197
Interest on U.S. government securities	2,083	3,450	2,469
Interest on federal funds sold and securities purchased under agreement to resell	2	32	303
Interest on other securities	1,614	823	138

Total interest income	42,391	41,329	37,689

Interest expense:
Interest on demand deposits	968	1,015	2,173
Interest on savings deposits	921	963	1,576
Interest on certificates of deposit	6,151	7,628	8,552
Interest on securities sold under repurchase agreements	52	51	173
Interest on FHLB borrowings	626	1,833	2,812
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trusts	680	845	1,056

Total interest expense	9,398	12,335	16,342

Net interest income	32,993	28,994	21,347
Provision for loan and lease losses	12,850	9,475	6,520

Net interest income after provision for loan and lease losses	20,143	19,519	14,827

Noninterest income:
Service charges on deposit accounts	260	390	311
Payroll and benefit processing fees	448	452	453
Earnings on cash surrender value — Bank owned life insurance	438	418	340
Net gain on sale of securities available-for-sale	1,981	2,438	628
Net loss on sale of derivative swap transaction	—	—	(225)
Net gain transfer of financial assets	—	341	—
Gain on settlement of put reserve	1,750	—	—
Mortgage brokerage fee income	14,214	5,327	21
Other income	727	697	1,095

Total noninterest income	19,818	10,063	2,623

Noninterest expense:
Salaries and related benefits	15,903	10,882	7,751
Occupancy and equipment expense	3,660	3,405	2,501
Write down of other real estate owned	1,571	161	735
FDIC insurance premium	1,016	1,274	383
Data processing fees	270	282	276
Professional service fees	1,726	820	667
Deferred compensation expense	493	478	461
Stationery and supplies	258	185	262
Postage	198	147	134
Directors’ expenses	266	299	294
Goodwill impairment	32	—	—
Other expenses	4,935	2,691	1,832

Total noninterest expense	30,328	20,624	15,296

Income before provision (benefit) for income taxes	9,633	8,958	2,154
Provision (benefit) for income taxes	3,159	2,690	(40)

Net income	6,474	6,268	2,194

Less: Net income attributable to non-controlling interest	254	263	—
Net income attributable to Bank of Commerce Holdings	$6,220	$6,005	$2,194

Less: preferred dividend and accretion on preferred stock	940	942	—
Income available to common shareholders	$5,280	$5,063	$2,194
Basic earnings per share	$0.35	$0.58	$0.25
Weighted average shares — basic	14,950,838	8,711,495	8,712,873
Diluted earnings per share	$0.35	$0.58	$0.25
Weighted average shares — diluted	14,950,838	8,711,495	8,774,550
Cash dividends declared	$0.18	$0.24	$0.29
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AS OF DECEMBER 31, 2010, 2009 AND 2008

							Accumulated	Subtotal	Non
							Other	Bank of	Controlling
	Comprehensive	Preferred		Common	Stock	Retained	Comprehensive	Commerce	Interest in
(Dollars in Thousands)	Income	Amount	Warrant	Shares	Amount	Earnings	(Loss) Income	Holdings	Subsidiary	Total
Balance at December 31, 2007				8,757	$9,996	$36,605	$(437)	$46,164		$46,164

Comprehensive Income:
Net Income	$2,194					2,194		2,194		2,194
Other Comprehensive Income:
Unrealized gains on securities and derivatives , net of tax	711
Reclassification adjustment for gains included in net income, net of tax	(355)

Total Comprehensive Income — BOCH	$2,550						356	356		356

Preferred stock issued		16,551						16,551		16,551
Warrants			449					449		449
Common cash dividends ($0.29 per share)						(2,790)		(2,790)		(2,790)

Compensation expense associated with stock options					116			116		116
Share repurchase				(59)	(504)			(504)		(504)
Stock options exercised				13	42			42		42
Balance at December 31, 2008		$16,551	$449	8,711	$9,650	$36,009	$(81)	$62,578		$62,578

Comprehensive Income:
Net Income	$6,268					6,005		6,005	263	6,268
Other Comprehensive Income:
Unrealized gains on securities and derivatives, net of tax	2,173
Reclassification adjustment for gains included in net income, net of tax	(1,434)

Total Other Comprehensive Income	7,007
Less: Other Comprehensive income non-controlling interest	(263)

Total Comprehensive Income — BOCH	$6,744						739	739		739

Accretion on Preferred Stock		90				(67)		23		23
Common cash dividends ($0.24 per share)						(2,091)		(2,091)		(2,091)
Preferred stock dividend						(852)		(852)		(852)
Compensation expense associated with stock options					80			80		80
Fair value of non-controlling interest									2,062	2,062
Balance at December 31, 2009		$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
AS OF DECEMBER 31, 2010, 2009 AND 2008

							Accumulated	Subtotal	Non
							Other	Bank of	Controlling
	Comprehensive	Preferred		Common	Stock	Retained	Comprehensive	Commerce	Interest in
(Dollars in Thousands)	Income	Amount	Warrant	Shares	Amount	Earnings	(Loss) Income	Holdings	Subsidiary	Total
Balance at December 31, 2009		$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807

Comprehensive Income:
Net Income (loss)	$6,474					6,220		6,220	254	6,474
Other Comprehensive Income:
Unrealized loss on securities and derivatives, net of tax	(1)
Reclassification adjustment for gains included in net income, net of tax	(1,166)

Total Other Comprehensive income	5,307
Less: Other Comprehensive income non-controlling interest	(254)

Total Comprehensive Income-BOCH	$5,053						(1,167)	(1,167)		(1,167)

Accretion on preferred stock		90				(90)
Common cash dividends ($0.18 per share)						(2,562)		(2,562)		(2,562)
Preferred stock dividend						(850)		(850)		(850)
Compensation expense associated with stock options					54			54		54
Issuance of new shares, net of issuance costs ($4.25 per share)				8,280	32,971			32,971		32,971
Balance at December 31, 2010		$16,731	$449	16,991	$42,755	$41,722	($509)	$101,148	$2,579	$103,727

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$6,474	$6,268	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	12,850	9,475	6,520
Provision for depreciation and amortization	959	1,222	1,145
Goodwill impairment	32	—	—
Compensation expense associated with stock options	54	80	116
Gain on sale of securities available-for-sale	(1,981)	(2,438)	(628)
Amortization (accretion) of investment premiums and discounts, net	492	(227)	98
Gain on transfer of financial assets	—	(341)	—
Gross proceeds from sales of loans held for sale	764,752	449,280	—
Gross originations of loans held for sale	(780,459)	(445,269)	—
Gain on settlement of put reserve	(1,750)	—	—
(Gain) loss on sale of fixed assets	(1)	1	3
Loss (gain) loss on sale of other real estate owned	126	(20)	—
Write down of other real estate owned	1,571	161	735
Loss on sale of derivative	—	—	225
(Increase) decrease in deferred income taxes	(1,538)	(1,159)	29
Increase in cash surrender value of bank owned life policies	(372)	(1,564)	(286)
Increase in other assets	(4,263)	(4,250)	(9,607)
Increase in deferred compensation, net	433	449	392
(Decrease) increase in deferred loan fees	(119)	122	(128)
Increase (decrease) in other liabilities	9,406	(485)	(1,064)

Net cash provided (used) by operating activities	6,666	11,305	(256)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	58,978	32,699	9,126
Proceeds from sale of available-for-sale securities	79,680	78,773	44,828
Purchases of available-for-sale securities	(250,665)	(55,928)	(105,861)
Purchases of ITIN loan portfolio	—	(66,694)	—
Purchases of home equity loan portfolio	(14,801)	—	—
Loan originations, net of principal repayments	(332)	(33,334)	(39,056)
Maturities of held-to-maturity securities	—	—	98
Purchase of premises and equipment	(676)	(374)	(865)
Proceeds on sale of fixed assets	1	0	5
Proceeds from the sale of other real estate owned	3,454	315	1,200
Cash acquired in acquisition, net of cash consideration paid	—	265	—

Net cash used in investing activities	(124,361)	(44,278)	(90,525)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	38,260	7,680	31,080
Net (decrease) increase in certificates of deposit	(30,022)	77,502	50,570
Net increase (decrease) in securities sold under agreements to repurchase	3,927	(4,233)	(1,660)
Federal Home Loan Bank advances	752,000	475,140	215,000
Federal Home Loan Bank advance repayments	(681,000)	(525,140)	(155,000)
Net change in other short term borrowings	—	(11,810)	—
Cash dividends paid on common stock	(2,575)	(2,265)	(2,790)
Cash dividends paid on preferred stock	(850)	(852)	—
Proceeds from stock options exercised	—	—	42
Common stock repurchased	—	—	(504)
Proceeds from issuance of preferred stock and warrants	—	—	17,000
Net proceeds from the issuance of common stock	32,971	—	—

Net cash provided by financing activities	112,711	16,022	153,738

Net (decrease) increase in cash and cash equivalents	(4,984)	(16,951)	62,957

Cash and cash equivalents at beginning of year	68,240	85,191	22,234

Cash and cash equivalents at end of year	$63,256	$68,240	$85,191

See accompanying notes to financial statements

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (Continued)

(Dollars in thousands)	2010	2009	2008
Supplemental disclosures of non cash investment activities:
Cash paid during the period for:
Income taxes	$3,711	$3,496	$316
Interest	$9,505	$12,415	$16,510
Transfer of loans to OREO	$4,559	$402	$4,869
Changes in unrealized (loss) gain on investment securities available for sale	$4,323	$(1,255)	$(582)
Changes in deferred tax asset related to the changes in unrealized (loss) gain on investment securities	$(1,777)	$516	$226
Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$(2,546)	$739	$356
Reclassification of held-to-maturity securities to available for sale	—	—	$8,805
Acquisition at fair value:
Assets Acquired	—	$14,857	—
Liabilities Assumed	—	$14,057	—
See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. THE BUSINESS OF THE COMPANY
Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commercetm, and Roseville Bank of Commercetm, a division of Redding Bank of Commerce. The Holding Company’s majority owned subsidiary is Bank of Commerce Mortgage (the “Mortgage Company”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank and the Mortgage Company. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding, and Roseville, California.
The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, and Tehama, California. The Company considers Northern California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest-bearing NOW, savings and money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change including the determination of the allowance for loan and lease losses, the valuation of goodwill and other real estate owned, other than temporary impairment of investment securities, share based payments, accounting for income taxes, and fair value measurements are discussed in the notes to consolidated financial statements. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income and earnings per share.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation — The consolidated financial statements include the accounts of the Holding Company, the Bank and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks, including interest bearing deposits in correspondent banks, and the Federal Reserve Bank, federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.
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
Securities — At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.
When an investment is other than temporarily impaired, the Company assesses whether it intends to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the Company intends to sell the security or if it more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of other-than-temporary impairment is recognized in earnings.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether an other-than-temporary impairment has occurred for an investment. The Company follows a consistent and systematic process for determining and recording an other-than-temporary impairment loss. The Company has designated the ALCO Committee responsible for the other-than-temporary evaluation process.
The ALCO Committee’s assessment of whether an other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (a) the length of time and the extent of which the fair value has been less than amortized cost, (b) the financial condition and near term prospects of the issuer, (c) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (d) whether the debtor is current on interest and principal payments and (e) general market conditions and industry or sector specific outlook.
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
The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower. One exception to the 90 days past due policy for non-accruals is the bank’s pool of home equity loans and lines purchased from a private equity firm.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. Once this put reserve is exhausted, the bank will charge off any loans that go more than 90 days past due. In accordance to this policy, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that charging the loan off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.
Allowance for Loan and Lease Losses — The allowance for loan and lease losses are established through a provision charged to expense. Loans are charged off against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. The allowance for loan and lease losses is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts based on evaluations of collectability and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Material estimates relating to the determination of the allowance for loan and lease losses are particularly susceptible to significant change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the FDIC and DFI, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The FDIC or DFI may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.
Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for major renewals and improvements are capitalized and those for maintenance and repairs are charged to expense as incurred.
Securities Sold under Agreements to Repurchase — At December 31, 2010, and 2009, securities sold under agreements to repurchase consist of commercial repurchase agreements, where the Company has an agreement with the depositor to sell and repurchase, on a daily basis, a proportionate interest in U.S. Treasury and agency issued securities. These securities are held as collateral for non-FDIC insured deposits.
Federal Home Loan Bank Borrowings — As part of its asset/liability management strategy the Company has obtained advances from the Federal Home Loan Bank (FHLB) of San Francisco. The Company has pledged collateral of commercial real estate loans, one to four family residential loans, and specific securities to support the borrowings. As a member of the FHLB system, the Company is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost. The balance of FHLB stock was $7,943,000 and $6,110,000 at December 31, 2010 and 2009, respectively. The FHLB stock is included as a component of other assets on the consolidated balance sheets.
Goodwill and Other Intangibles — Goodwill is recorded in business combinations under the acquisition method of accounting when the purchase prices are higher than the fair value of net assets acquired, including identifiable intangible assets.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will evaluate goodwill for impairment annually, and more frequently in certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its fair value.
The Company will recognize impairment losses as a charge to noninterest expense and an adjustment to the carrying value of the goodwill assets. Goodwill is formally tested for impairment annually in April.
Earnings Per Share — The proceeding table illustrates basic earnings per share excluding dilution, and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in annual diluted EPS is a year-to-date weighted average of the number of potential common shares included in each quarterly diluted EPS computation under the treasury stock method.
The following table reconciles the numerator and denominator used in computing both basic earnings per share and diluted earnings per share for the years ended December 31.
(Amounts in thousands, except per share data)

Earnings Per Share	2010	2009	2008

Basic EPS Calculation:
Net income attributable to Bank of Commerce Holdings	$6,220	$6,005	$2,194
Less: dividend on preferred stock	850	852	—
Less: accretion on preferred stock	90	90	—

Numerator: earnings available to common shareholders	$5,280	$5,063	$2,194

Denominator (average common shares outstanding)	14,950,838	8,711,495	8,712,873
Basic earnings per share	$0.35	$0.58	$0.25

Diluted EPS Calculation:
Net income	$6,220	$6,005	$2,194
Less: dividend on preferred stock	850	852	—
Less: accretion on preferred stock	90	90	—

Numerator: earnings available to common shareholders	$5,280	$5,063	$2,194

Denominator:
Average common shares outstanding	14,950,838	8,711,495	8,712,873
Plus incremental shares from assumed conversions
Stock options	—	—	11,677
Warrants	—	—	—

	14,950,838	8,711,495	8,724,550

Diluted earnings per share	$0.35	$0.58	$0.25
Anti-dilutive options not included in EPS calculation	300,080	282,080	185,666
Anti-dilutive warrants not included in EPS calculation	405,405	405,405	405,405

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Real Estate Owned — Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired, less costs to sell, by a charge to the allowance for loan losses, if necessary.
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
Under this definition the Company reports on two operating segments, Commercial Banking and Mortgage Brokerage Services. In the year 2008, the Company accounted for its operations as one operating segment.
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
Stock Option Plan — The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over their requisite service period (generally the vesting period). The fair value of options granted is determined on the date of the grant using a Black Sholes option-pricing model.
Description of Stock-Based Compensation Plan — The 2008 Stock Option Plan (“the Plan”) was approved by the Company’s shareholders on May 15, 2007. A total of 620,000 shares of the Company’s common stock are reserved for grant under the Plan. At December 31, 2010, 586,500 shares were available for future grants under the Plan.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The total intrinsic value, which is the amount by which the stock price exceeded the exercise price, of options exercised during the year ended December 31, 2010, 2009, and 2008 was $0, $0, and $40,863, respectively.
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
Transfer of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets (or beneficial interests), and (3) the Company does not maintain effective control over the transferred assets or third party beneficial interests through an agreement to repurchase them before their maturity.
On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The acquired ITIN loan portfolio was initially recorded at an estimated fair value of $80.7 million. The initial fair value of the ITIN loan portfolio was measured using a Level 3 valuation approach due to the illiquid market for this type of loan portfolio. As a result of the transfer of financial assets and the acquisition of the ITIN loan portfolio, the Company recorded a gain of $340 thousand, which is included as a component of noninterest income on the consolidated statement of income.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 12, 2010, the Company transferred certain nonperforming loans, without recourse, and $14.8 million in exchange for the acquisition of a pool of performing residential mortgage home equity loans.
The acquired residential mortgage home equity loan portfolio was initially recorded at an estimated fair value of $21.8 million. The initial fair value of the residential home equity loan portfolio was measured based on the fair value of the assets transferred and derecognized. No gain on loss was recorded resulting from this transaction.
At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principle balance of approximately $39,200, a weighted average credit score of 744, a weighted average loan to value of 86.44%, and a weighted average yield of 7.76%. Fifty one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed throughout the United States.
The Company services for others, SBA loans that are sold with a principal balance of $556 thousand, and $622 thousand as of December 31, 2010 and December 31, 2009 respectively. In addition, the Company services for others, a pool of home equity loans with a principal balance of $475 thousand at December 31, 2010. The servicing agreements have not resulted in a net servicing asset or net servicing liability because the servicing fees approximate the servicing costs.
Preferred Stock — The Company is authorized to issue up to 2,000,000 shares of preferred stock with no par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no voting rights. The Emergency Economic Stabilization Act (“EESA”) authorizes the United States Department of the Treasury (“Treasury”) to use appropriated funds to restore liquidity and stability to the U.S. financial system.
As part of this authority, and pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms, the Company issued to the Treasury 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, with no par value (“Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million.
Warrants — As part of its purchase of the Series A Preferred Stock, the Treasury received a warrant (“Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date.
Mortgages Loans Held for Sale — The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (“Fannie Mae” (FNMA), “Freddie Mac” (FHLMC), and “Ginnie Mae” (GNMA)) and to third party investors including the servicing rights.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgages held for sale are carried at the lower of cost or fair value. Cost generally approximates market value, given the short duration of these assets.
Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in interest income upon sale of a loan. The Company generally sells all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.
Advertising Costs — For the years ending December 31, 2010, 2009, and 2008, advertising costs were $322 thousand, $265 thousand, and $326 thousand respectively. Advertising costs were expensed as incurred.
Derivative Financial Instruments and Hedging Activities —
•	Derivative Loan Commitments — The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Generally, the Company enters into a best efforts interest rate lock commitment (IRLC) with borrowers and forward delivery contracts with investors associated with mortgage loans receivable held for sale.

These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as fair value hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income.

At December 31, 2010, the Company did not maintain any open positions or any other outstanding derivative loan commitments.

•	Interest Rate Swap Agreements — As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized on the hedged item.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The amendments in this Update do not affect nonpublic entities. The Company has adopted this Update during 2010. As this ASU is disclosure-related only, our adoption of this ASU did not impact our consolidated financial condition or results of operations.
FASB ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.
FASB ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010.
The adoption of this Update required enhanced disclosures and did not have a significant effect on the Company’s consolidated financial statements.
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
The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of this Update will not have an effect on the Company’s consolidated financial statements.
FASB ASU 2010-13 Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in EITF No. 09-J. The amendments to the codification clarify that an employee share-based payment award with an exercise price in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not market, performance or service condition. Therefore, equity would not classify such an award as a liability if it otherwise classifies as equity. As our current share-based payment awards are equity awards (exercise price is denominated in dollars in the U.S. where our stock is traded), this ASU does not have an impact on our consolidated financial condition or results of operations.
FASB ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements was issued on February 24, 2010. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles (“U.S. GAAP”).

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. Our adoption of this update did not have a significant impact on our consolidated financial conditions or results of operations.
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
FASB ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. Our adoption of this ASU in the first quarter of 2010 did not have an impact on our consolidated financial condition or results of operations.
FASB ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash was also issued in January 2010 and was issued to clarify the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate and is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods beginning January 1, 2010. We currently do not make distributions to shareholders with a stock component.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. BUSINESS COMBINATIONS
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
The Company will regularly explore opportunities to acquire financial services companies and businesses. Public announcements about an acquisition opportunity are not made until a definitive agreement has been signed. In the second quarter 2009, the Company entered into a stock purchase agreement with Simonich Corporation, d.b.a. BWC Mortgage Services, to acquire 51% of the capital stock of Simonich Corporation. Simonich Corporation, d.b.a. BWC Mortgage Services, is a successful state of the art mortgage broker of residential real estate loans with fourteen offices in two different states and licenses in California, Oregon, Washington, Idaho and Colorado. The business was formed in 1993 and the corporate offices are located in San Ramon, California.
The agreement was dated May 15, 2009. The total consideration paid by the Company was $2.5 million, with $1.5 million paid at closing and the additional $1.0 million to be earned-out over a period of three years. The earn-out is based upon the mortgage company’s profits and will be paid in annual installments over the three year period. The measurement date for the earn out payments is December 31. The Company has accounted for the business combination using the acquisition method. The Company’s acquisition of 51% majority ownership interest was measured at fair value based on the total consideration transferred. As a result of the acquisition, goodwill of approximately $3.7 million was recorded. The Company tested goodwill for impairment during 2010 and recorded an impairment charge of approximately $32 thousand. Goodwill is not deductible for tax purposes. No other intangible assets, other than goodwill, were recorded as a result of the business combination.
The market and income approaches were used to value the business. The total estimated fair value of the non controlling interest was estimated to be $2.06 million and was based on the following multiples: 13.27 times trailing twelve months earnings, 29.21% price to trailing twelve months gross revenues and 436.70% of total shareholders’ equity.
The agreement allows the Company to penetrate into the Mortgage Brokerage Services market through our retail outlets and to share in the income on transactions produced from other locations. Effective July 1, 2009, the Company changed its name to Bank of Commerce Mortgage™.

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

Total consideration paid in the acquisition consisted of $1.5 million in cash and $965 thousand in contingent consideration measured at fair value. Goodwill totaling $3.7 million is not being amortized for book purposes under current accounting guidelines. Goodwill is not deductible for tax purposes. No other intangible assets, other than goodwill, were recorded as a result of the business combination.
The following balance sheet summarizes the amount assigned for each major asset category of Simonich Corporation, d.b.a. BWC Mortgage Services, at the date of acquisition, May 15, 2009. The carrying amount of the acquired assets and liabilities approximated fair value. Accordingly, no fair value adjustments to the acquired assets and liabilities were recorded.

(Dollars in thousands)

Cash and cash equivalents	$1,765
Accounts receivable	10
Other receivables	437
Loans held for sale	12,006
Prepaid expenses	57
Notes receivable	414

Total Current Assets:	14,689
Fixed assets	155
Other assets	13

TOTAL ASSETS	$14,857

Accounts payable	$99
Accrued expenses	232
Branch payables	191

Total Payables:	522
Current portion capital lease	39
Impounds payable	67
Mortgage warehouse lines of credit	11,810

Total Other Current Liabilities:	11,916
Total Current Liabilities:	12,438
Long term capital lease payable	15
Due to shareholder	224
Notes payable	1,380

Total Long Term Liabilities:	1,619
TOTAL LIABILITIES	$14,057

Net assets	$800

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The revenue and net earnings of Bank of Commerce Mortgage from the acquisition date through December 31, 2009, included in the consolidated statements of income, totaled $5.3 million and $0.5 million, respectively.
The following unaudited pro forma consolidated results of operations for the years ended December 31, 2009 and 2008 have been prepared as if the acquisition had occurred at January 1, 2009 and 2008, respectively, for each year (unaudited):

(Dollars in thousands)	2009	2008

Net interest income	$28,965	$21,283
Provision for loan and lease losses	9,475	6,520
Noninterest income	12,776	7,523
Noninterest expense	22,863	20,030

Income before income tax	9,403	2,256
Provision (benefit) for income tax	2,691	60

Net Income	6,712	2,196
Less: income attributable to non-controlling interest	481	(58)

Net income attributable to Bank of Commerce Holdings	$6,231	$2,254

Net income per common share — basic	$0.60	$0.26
Net income per common share — diluted	$0.60	$0.25

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Bank maintains compensating balances with its primary correspondent, which totaled $250,000, at December 31, 2010, and $0 at December 31, 2009. The Company did not maintain any unguaranteed balances at correspondent banks as of December 31, 2010 and 2009.
NOTE 5. SECURITIES
The amortized cost and estimated fair value of securities available for sale are summarized as follows:

(Dollars in thousands)	As of December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
Available for sale securities	Amortized Costs	Gains	Losses	Fair Value

U.S. Treasury and agencies	$26,814	$6	$(489)	$26,331
Obligations of state and political subdivisions	67,004	82	(2,935)	64,151
Residential mortgage backed securities and collateralized mortgage obligations	65,052	446	(251)	65,247
Corporate securities	29,019	28	(90)	28,957
Other asset backed securities	4,569	—	(20)	4,549

Total	$192,458	$562	$(3,785)	$189,235

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	As of December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
Available for sale securities	Amortized Costs	Gains	Losses	Fair Value

U.S.- Treasury and agencies	$18,500	$101	$—	$18,601
Obligations of state and political subdivisions	32,184	547	(85)	32,646
Residential mortgage backed securities and collateralized mortgage obligations	28,278	869	(332)	28,815

Total	$78,962	$1,517	$(417)	$80,062

The table below presents the maturities of investment securities at December 31, 2010:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

AMOUNTS MATURING IN:
One year or less	$7,963	$8,092
One year through five years	57,813	57,708
Five years through ten years	51,473	51,006
After ten years	75,209	72,429

	$192,458	$189,235

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.
As of December 31, 2010, the Company held $101.2 million in securities with safekeeping institutions for pledging purposes. Of this amount, $31.5 million are currently pledged for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements; Federal Home Loan Bank borrowings and interest rate swap contracts.
As of December 31, 2009, the Company held $55.7 million in securities with safekeeping institutions for pledging purposes. Of this amount, $35.5 million were pledged for treasury, tax and loan accounts; public funds collateral; collateralized repurchase agreements; Federal Home Loan Bank borrowings and interest rate swap contracts.
Gross realized gains and gross realized losses, respectively, on available-for-sale securities were approximately $2.0 million and $12 thousand in 2010, $2.7 million and $260 thousand in 2009, and $633 thousand and $5 thousand 2008.
Other-Than-Temporarily Impaired Debt Securities
For each security in an unrealized loss position, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and the amount due to factors not credit related is recognized in other comprehensive income.
We do not have the intent to sell the securities that are temporarily impaired, and it is more likely than not that we will not have to sell those securities before recovery of the cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and/or insurers, if applicable. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired.
The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2010 and December 31, 2009. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and agencies	$18,829	$(489)	$—	$—	$18,829	$(489)
Obligations of state and political subdivisions	52,414	(2,935)	—	—	52,414	(2,935)
Residential mortgage backed securities and collateralized mortgage obligations	26,477	(251)	—	—	26,477	(251)
Corporate securities	14,494	(90)	—	—	14,494	(90)
Other asset backed securities	4,549	(20)	—	—	4,549	(20)

Total temporarily impaired securities	$116,763	$(3,785)	$—	$—	$116,763	$(3,785)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government and agencies	$3,994	$(1)	$—	$—	$3,994	$(1)
Obligations of state and political subdivisions	8,517	(84)	500	(1)	9,017	(85)
Residential mortgage backed securities and collateralized mortgage obligations	7,516	(331)	—	—	7,516	(331)
Corporate securities	—	—	—	—	—	—
Other asset backed securities	—	—	—	—	—	—

Total temporarily impaired securities	$20,027	$(416)	$500	$(1)	$20,527	$(417)

At December 31, 2010 and 2009, 159 and 19 securities, respectively were in an unrealized loss position.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the explicit guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired at December 31, 2010.
The unrealized losses associated with corporate securities, asset backed securities and CMO’s are primarily related to securities backed by residential mortgages. All of these securities were above investment grade at December 31, 2010 and 2009, as rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at December 31, 2010.
NOTE 6. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Outstanding loan balances consist of the following at December 31, 2010 and 2009:

(Dollars in thousands)
	2010	2009
Commercial and industrial loans	$133,199	$133,080
Real estate — construction loans	41,327	59,524
Real estate — commercial (investor)	194,285	197,023
Real estate — commercial (owner occupied)	68,055	63,001
Real estate — ITIN loans	70,585	78,250
Real estate — mortgage	19,299	20,525
Real estate — equity lines	69,590	45,601
Installment loans	2,303	2,223
Other	2,153	2,212

	$600,796	601,439
Less:
Deferred loan fees, net	90	209
Allowance for loan and lease losses	12,841	11,207

	$587,865	$590,023

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Age analysis of past due loans, segregated by class of loans, as of December 31, 2010 and 2009 were as follows:

(Dollars in thousands)	As of December 31,
							Recorded
		60-89					Investment
	30-59	Days	Greater				> 90 Days
	Days	Past	Than 90	Total			and
	Past Due	Due	Days	Past Due	Current	Total	Accruing

2010
Commercial	$1,625	$—	$677	$2,302	$130,897	$133,199	$—
Commercial real estate:
Construction	342	—	—	342	40,985	41,327	—
Other	5,168	—	2,520	7,688	254,652	262,340	—
Residential:
1-4 family	7,857	2,404	6,720	16,981	72,903	89,884	—
Home equities	450	—	—	450	69,140	69,590	—
Consumer	19	—	—	19	4,437	4,456	—

Total	$15,461	$2,404	$9,917	$27,782	$573,014	$600,796

2009
Commercial	$237	$—	$5	$242	$132,836	$133,080	$5
Commercial real estate:
Construction	719	—	130	849	58,675	59,524	—
Other	—	—	5,759	5,759	254,265	260,024	—
Residential:
1-4 family	4,236	2,221	5,047	11,504	87,272	98,775	5,047
Home equities	102	104	97	303	45,298	45,601	—
Consumer	—	—	—	—	4,436	4,435	—

Total	$5,294	$2,325	$11,038	$18,657	$582,782	$601,439	$5,052

The Company’s practice is to place an asset on nonaccrual status when one of the following events occur: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower.
One exception to the 90 days past due policy for nonaccruals is the Company’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. Once this put reserve is exhausted, the bank will charge off any loans that go more than 90 days past due.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management believes that charging the loan off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.
As of December 31, 2010 the bank had a put reserve balance of $1.2 million remaining on the portfolio of home equity loans and lines purchased from the private equity firm totaling $18.1 million.
It is the Company’s policy to apply all payments received on all loans on nonaccrual status to principal until such time the loan is reclassified to accrual status. It is our policy to resume the accrual of interest on any loan on nonaccrual status when, at a minimum, six consecutive payments of the original or modified contractual terms has occurred, and it is more likely than not that contractual or modified payment amounts will continue into the foreseeable future. Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $501 thousand in 2010, $319 thousand in 2009, and $147 thousand in 2008.
Year-end nonaccrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)	December 31,
	2010	2009

Commercial	$2,302	$237
Commercial real estate:
Construction	342	849
Other	7,066	5,759
Residential:
1-4 family	10,704	623
Home equities	97	199
Consumer	—	—

Total	$20,511	$7,667

The Company considers and defines a loan as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. Management assesses all loans, either individually or in aggregate (homogenous retail credits), that meet the Company’s definition of impairment. Management classifies all troubled debt restructures as impaired.
The Company generally applies all cash payments received on impaired loans towards the reduction of outstanding principal. It is the Company’s policy to recognize interest income on only those impaired loans that are also classified as troubled debt restructurings (TDRs); the following criteria is also applied on a loan-by-loan basis:
•	An impairment assessment has been completed on the TDR loan, as prescribed by ASC 310, and no impairment has been identified,

•	the borrower has not been delinquent 90 or more days prior to the loan modification date, and

•	it is more likely than not that the modified payment amounts will continue into the foreseeable future.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the circumstances when a TDR loan is delinquent 90 or more days at the date of the modification, it is the Company’s policy to maintain the loan on nonaccrual status and apply all cash payments received to principal until such time the TDR borrower has made a minimum six consecutive payments in conformance with the modified contractual terms, and it is more likely than not that the borrower’s modified payment amounts will continue into the foreseeable future.
Year-end impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired, other than performing TDR’s as noted in the previous paragraph.

(Dollars in thousands)	As of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$120	$120	$—	$445	$—
Commercial real estate:
Construction	718	947	—	2,002	2
Other	9,527	12,421	—	9,942	10
Residential:
1-4 family	8,067	9,745	—	8,393	78
Home equities	97	105	—	236	—

Total with no related allowance recorded	$18,529	$23,338	$—	$21,018	$90
With an allowance recorded:
Commercial	$2,182	$9,372	$449	$2,532	$—
Commercial real estate:
Construction	2,428	3,347	139	2,374	74
Other	1,160	3,022	111	923	27
Residential:
1-4 family	8,716	9,298	599	4,562	30
Home equities	901	901	90	—	—

Total with an allowance recorded	$15,387	$25,940	$1,388	$10,391	$131
Subtotal:
Commercial	$2,302	$9,492	$449	$2,977	$—
Commercial real estate	$13,833	$19,737	$250	$15,241	$113
Residential	$17,781	$20,049	$689	$13,191	$108

Total	$33,916	$49,278	$1,388	$31,409	$221

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	As of December 31, 2009
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$—	$—	$—	$111	$—
Commercial real estate:
Construction	672	4,576	—	5,483	—
Other	8,740	9,172	—	5,273	2
Residential:
1-4 family	623	1,087	—	1,143	—
Home equities	199	206	—	150	—

Total with no related allowance recorded	$10,234	$15,041	$—	$12,160	$2
With an allowance recorded:
Commercial	$237	$243	$130	$269	$—
Commercial real estate:
Construction	2,396	2,399	45	1,154	—
Other	530	530	70	132	2
Residential:
1-4 family	—	—	—	—	—
Home equities	—	—	—	—	—

Total with an allowance recorded	$3,163	$3,172	$245	$1,555	$2
Subtotal:
Commercial	$237	$243	$130	$380	$—
Commercial real estate	$12,338	$16,677	$115	$12,042	$4
Residential	$822	$1,293	$—	$1,293	$—

Total	$13,397	$18,213	$245	$13,715	$4

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties during 2010 and 2009.

(Dollars in thousands)	2010
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Contracts	Investment	Investment

Commercial	2	$3,562	$3,562
Commercial real estate:
Construction	5	931	931
Other	9	5,994	5,994
Residential:
1-4 family	69	9,379	9,379
Home equities	4	215	215
Consumer	—	—	—

Total	89	$20,081	$20,081

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	2009
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Contracts	Investment	Investment

Commercial	—	$—	$—
Commercial real estate:
Construction	4	12,159	12,159
Other	4	8,319	8,319
Residential:
1-4 family	—	—	—
Home equities	—	—	—
Consumer	—	—	—

Total	8	$20,478	$20,478

The following summarizes, as of December 31, 2010, the key modification features and concessions granted related to troubled debt restructuring:
•	Residential Mortgages (1-4 Family) — With the exception of two loans, the concession granted was an interest rate reduction for a period of up to 5 years. The two exception loans also included an extended maturity of 10 years in conjunction with an interest rate reduction.

•	Commercial RE — The concessions granted on the twenty loans was an interest rate reduction in combination with an interest-only period of up to 3 years.

•	Commercial and Industrial Loans — The concessions granted on the twenty loans was an interest rate reduction in combination with an interest-only period of up to 3 years.
It is the Company’s accounting policy to require a period of sustained performance (minimum of six monthly payments) on the restructured terms before returning any modified loan back to accrual status.

(Dollars in thousands)	2010
Troubled Debt Restructurings
That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	—	$—
Commercial real estate:
Construction	—	—
Other	—	—
Residential:
1-4 family	10	811
Home equities	—	—
Consumer	—	—

Total	10	$811

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	2009
Troubled Debt Restructurings
That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	—	$—
Commercial real estate:
Construction	3	4,346
Other	3	7,790
Residential:
1-4 family	—	—
Home equities	—	—
Consumer	—	—

Total	6	$12,136

The foundation or primary factor in determining the appropriate credit quality indicators is the degree of a debtor’s willingness and ability to perform as agreed. The Company defines a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of principal and interest to be likely. The Company defines a nonperforming loan as an impaired loan which may be on nonaccrual, is 90 days past due and still accruing, or has been restructured and is not in compliance with its modified terms.
Year-end performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	2010
	Performing	Nonperforming	Total

Commercial	$130,897	$2,302	$133,199
Commercial real estate:
Construction	40,985	342	41,327
Other	255,274	7,066	262,340
Residential:
1-4 family	79,180	10,704	89,884
Home equities	69,493	97	69,590
Consumer	4,456	—	4,456

Total	$580,285	$20,511	$600,796

(Dollars in thousands)	2009
	Performing	Nonperforming	Total

Commercial	$132,838	$242	$133,080
Commercial real estate:
Construction	58,675	849	59,524
Other	254,265	5,759	260,024
Residential:
1-4 family	93,105	5,670	98,775
Home equities	45,402	199	45,601
Consumer	4,435	—	4,435

Total	$588,720	$12,719	$601,439

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In conjunction with evaluating the performing versus nonperforming nature of the Company’s loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (grade) for each loan class:
Pass Grade — Borrowers classified as Pass Grades specifically demonstrate:
•	Strong cashflows — borrower’s cashflows must meet or exceed the Company’s minimum Debt Service Coverage Ratio.
•	Collateral margin — generally, the borrower must have pledged an acceptable collateral class with an adequate collateral margin.
Those borrowers who qualify for unsecured loans must fully demonstrate above average cashflows and strong secondary sources of repayment to mitigate the lack of unpledged collateral.
•	Qualitative Factors — in addition to meeting the Company’s minimum cashflow and collateral requirements, a number of other quantitative and qualitative factors are also factored into assigning a pass grade including the borrower’s level of leverage (Debt to Equity), prospects, history and experience in their industry, credit history, and any other relevant factors including a borrower’s character.
Watch Grade — Generally, borrowers classified as Watch exhibit some level of deterioration in one or more of the following:
•	Adequate Cashflows — borrowers in this category demonstrate adequate cashflows and Debt Service Coverage Ratios, but also exhibit one or more less than positive conditions such as declining trends in the level of cashflows, increasing or sole reliance on secondary sources of cashflows, and/or do not meet the Company’s minimum Debt Service Coverage Ratio. However, cashflow remains at acceptable levels to meet debt service requirements.
•	Adequate Collateral Margin — the collateral securing the debt remains adequate but also exhibits a declining trend in value or expected volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate to cover the outstanding debt under a liquidation scenario.
•	Qualitative Factors — while the borrower’s cashflow and collateral margin generally remain adequate, one or more quantitative and qualitative factors may also factor into assigning a Watch Grade including the borrower’s level of leverage (Debt to Equity), deterioration in prospects, limited experience in their industry, newly formed company, overall deterioration in the industry, negative trends or recent events in a borrower’s credit history, deviation from core business, and any other relevant factors.
Special Mention Grade — Generally, borrowers classified as Special Mention exhibit a greater level of deterioration than Watch graded loans and warrant management’s close attention. If left uncorrected, the potential weaknesses could threaten repayment prospects in the future. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant an adverse risk grade.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents potential characteristics of a Special Mention Grade but do not necessarily generate automatic reclassification into this loan grade:
•	Adequate Cashflows — borrowers in this category demonstrate adequate cashflows and Debt Service Coverage Ratios, but also reflect adverse trends in operations or continuing financial deterioration that, if does not stabilize and reverse in a reasonable timeframe, retirement of the debt may be jeopardized.
•	Adequate Collateral Margin — the collateral securing the debt remains adequate but also exhibits a continuing declining trend in value or volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate, but should the negative collateral trend continue, the full recovery of the outstanding debt under a liquidation scenario could be jeopardized.
•	Qualitative Factors — while the borrower’s cashflow and/or collateral margin continue to deteriorate but generally remain adequate, one or more quantitative and qualitative factors may also be factoring into assigning a Special Mention Grade including inadequate or incomplete loan documentation, perfection of collateral, inadequate credit structure, borrower unable or unwilling to produce current and adequate financial information, and any other relevant factors.
Substandard Grade — A Substandard credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard credits have a well-defined weakness or weaknesses that jeopardize the liquidation or timely collection of the debt. Substandard credits are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. However, a potential loss does not have to be recognizable in an individual credit for it to be considered a substandard credit. As such, substandard credits may or may not be classified as impaired.
The following represents, but is not limited to, the potential characteristics of a Substandard Grade and do not necessarily generate automatic reclassification into this loan grade:
•	Sustained or substantial deteriorating financial trends
•	Unresolved management problems
•	Collateral is insufficient to repay debt; collateral is not sufficiently supported by independent sources, such as asset-based financial audits, appraisals, or equipment evaluations
•	Improper perfection of lien position, which is not readily correctable
•	Unanticipated and severe decline in market values
•	High reliance on secondary source of repayment

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Legal proceedings, such as bankruptcy or a divorce, which has substantially decreased the borrower’s capacity to repay the debt
•	Fraud committed by the borrower
•	IRS liens that take precedence
•	Forfeiture statutes for assets involved in criminal activities
•	Protracted repayment terms outside of policy that are for longer than the same type of credit in the Company portfolio
•	Any other relevant quantitative or qualitative factor that negatively affects the current net worth and paying capacity of the borrower or of the collateral pledged, if any.
Doubtful Grade — A credit risk rated as Doubtful has all the weaknesses inherent in a credit classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. As such, all doubtful loans are considered impaired. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:
•	Proposed merger(s)
•	Acquisition or liquidation procedures
•	Capital injection
•	Perfecting liens on additional collateral
•	Refinancing plans
Generally, a Doubtful grade does not remain outstanding for a period greater than six months. After six months, the pending events should have either occurred or not occurred. The credit grade should have improved or the principal balance charged against the allowance for loan and lease losses.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee.

(Dollars in thousands)	December 31, 2010
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total

Commercial	$99,953	$22,458	$2,454	$12,153	$2,181	$133,199
Commercial real estate:
Construction	26,960	8,228	44	5,995	100	41,327
Other	221,033	29,061	1,125	8,401	2,720	262,340
Residential:
1-4 family	58,869	—	11,534	18,580	901	89,884
Home equities	59,018	4,428	1,231	4,913	—	69,590
Consumer	3,923	362	73	98	—	4,456

Total	$463,756	$64,537	$16,461	$50,140	$5,902	$600,796

(Dollars in thousands)	December 31, 2009
			Special
	Pass	Watch	Mention	Substandard	Doubtful	Total

Commercial	$95,254	$20,296	$1,902	$15,628	$—	$133,080
Commercial real estate:
Construction	43,554	8,457	2,949	4,564	—	59,524
Other	217,197	30,708	35	12,084	—	260,024
Residential:
1-4 family	96,415	2,360	—	—	—	98,775
Home equities	39,294	2,051	2,886	1,370	—	45,601
Consumer	4,074	250	65	46	—	4,435

Total	$495,788	$64,122	$7,837	$33,692	$—	$601,439

Allowance for Credit Losses and Recorded Investment in Financing Receivables:

(Dollars in thousands)	As of December 31,2010
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,306	$3,535	$35	$2,059	$272	$11,207
Charge-offs	(4,192)	(3,391)	—	(4,506)	—	(12,089)
Recoveries	393	154	8	318	—	873
Provision	2,886	3,394	3	6,690	(123)	12,850

Ending balance	$4,393	$3,692	$46	$4,561	$149	$12,841

Ending balance: individually evaluated for impairment	$449	$250	$—	$689	$—	$1,388
Ending balance: collectively evaluated for impairment	$3,944	$3,442	$46	$3,872	$149	$11,453
Financing receivables
Ending balance	$133,199	$303,667	$4,456	$159,474	$—	$600,796
Ending balance individually evaluated for impairment	$2,302	$13,833	$—	$17,781	$—	$33,916
Ending balance collectively evaluated for impairment	$130,897	$289,834	$4,456	$141,693	$—	$566,880

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	As of December 31, 2009
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning balance	$3,249	$4,138	$42	$692	$308	$8,429
Charge-offs	(2,517)	(4,268)	(3)	(83)	—	(6,871)
Recoveries	170	—	4	—	—	174
Provision	4,404	3,665	(8)	1,450	(36)	9,475

Ending balance	$5,306	$3,535	$35	$2,059	$272	$11,207

Ending balance: individually evaluated for impairment	$130	$115	$—	$—	$—	$245
Ending balance: collectively evaluated for impairment	$5,176	$3,420	$35	$2,059	$272	$10,962
Financing receivables
Ending balance	$133,080	$319,548	$4,435	$144,376	$—	$601,439
Ending balance individually evaluated for impairment	$237	$12,338	$—	$822	$—	$13,397
Ending balance collectively evaluated for impairment	$132,843	$307,210	$4,435	$143,554	$—	$588,042
The allowance for loan and lease losses (ALLL) totaled $12.8 million or 2.14% of total loans at December 31, 2010, compared to $11.2 million 1.76% at December 31, 2009. The related allowance allocation for the ITIN portfolio was $2.9 million and $1.2 million at December 31, 2010 and 2009, respectively.
The Company has lending policies and procedures in place with the objective of optimizing loan income within an accepted risk tolerance level. Management reviews and approves these policies and procedures annually. Monitoring and reporting systems supplement the review process with regular frequency as related to loan production, loan quality, concentrations of credit, potential problem loans, loan delinquencies, and nonperforming loans.
The following is a brief summary, by loan type, of management’s evaluation of the general risk characteristics and underwriting standards:
Commercial and Industrial (C&I) Loans - C&I loans are underwritten after evaluating the borrower’s financial ability to maintain profitability including future expansion objectives. In addition, the borrower’s qualitative qualities are evaluated, such as management skills and experience, ethical traits, and overall business acumen. C&I loans are primarily extended based on the cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may deviate from initial projections, and the value of collateral securing these loans may vary. Most C&I loans are generally secured by the assets being financed and other business assets such as accounts receivable or inventory. Management may also incorporate a personal guarantee; however, some short-term loans may be extended on an unsecured basis. Repayment of C&I loans secured by accounts receivable may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial Real Estate (CRE) Loans — CRE loans are subject to similar underwriting standards and processes as C&I loans. CRE loans are viewed predominantly as cash flow loans and secondarily, as loans collateralized by real estate.
Generally, CRE lending involves larger principal amounts with repayment largely dependent on the successful operation of the property securing the loan or the business conducted on the collateralized property. CRE loans tend to be more adversely affected by conditions in the real estate markets or by general economic conditions. The properties securing the Company’s CRE portfolio are diverse in terms of type and primary source of repayment. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates CRE loans based on occupancy status (investor versus owner-occupied), collateral, geography, and risk grade criteria.
Generally, CRE loans to developers and builders that are secured by non-owner occupied properties require the borrower to have had an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is secured. These loans are closely monitored by on-site inspections, and are considered to have higher inherent risks than other CRE loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.
Consumer Loans — The Company’s consumer loan portfolio is generally limited to home equity loans with nominal originations in unsecured personal loans and credit cards. The Company is highly dependent on third-party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.
The Company maintains an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s Allowance for Loan and Lease Losses (“ALLL”) is a reserve established through a provision for possible loan losses charged to expense. The ALLL represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans as of the financial statement date presented.
The Company’s ALLL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 (Contingencies) and ASC Topic 310 (Receivables).
Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provide the foundation for the three major components of the Company’s ALLL: (1) historical valuation allowances established in accordance with ASC 450 for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310 and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the Company’s ALLL; while portions of the allowance may be allocated to specific credits, the entire allowance is available for any credit that management deems as “loss.”
It is the Company’s policy to classify a credit as loss with a concurrent charge-off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.
In accordance with ASC 450, historical valuation allowances are established for loan pools with similar risk characteristics common to each loan grouping. The Company’s loan portfolio is evaluated by general loan class including commercial, commercial real estate (which includes construction and other real estate), residential real estate (which includes 1-4 family and home equity loans), consumer and other loans.
These loan pools are similarly risk-graded and each portfolio is evaluated by identifying all relevant risk characteristics that are common to these segmented groups of loans. These characteristics include a significant emphasis on historical losses within each loan group, inherent risks for each, and specific loan class characteristics such as trends related to nonaccrual loans, past-due loans, criticized loans, net charge-offs or recoveries, among other relevant credit risk factors. Management periodically reviews and updates its historical loss ratios based on net charge-off experience for each loan class. Other credit risk factors are also reviewed periodically and adjusted as necessary to account for any changes in potential loss exposure.
General valuation allowances, as prescribed by ASC 450, are based on qualitative factors such as changes in asset quality trends, concentrations of credit or changes in concentrations of credit, changes in underwriting standards, changes in experience or depth of lending staff or management, the effectiveness of loan grading and the internal loan review function, and any other relevant factors. Management evaluates each qualitative component quarterly to determine the associated risks to the quality of the Company’s loan portfolio.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation allowances specific to the ITIN and purchased Home Equity Portfolios
ITIN Portfolio — During 2010, management increased the general valuation allowance for the portfolio to 4.05% of the outstanding principal balance, or $2.9 million as of December 31, 2010. The following factors were considered in determining the reserve:
•	Increased delinquencies — 20% of the portfolio was delinquent 30 days or more as of 12/31/2010.
•	Servicer modification efforts were generally extending beyond a typical timeframe
•	Mortgage insurance — A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials.
•	Sale of other real estate owned (OREO) — An emerging trend in the lengthening disposition of ITIN other real estate owned had developed, including the potential for decreased recoveries and consequently increased net charge-offs.
•	Lack of loss guaranty due to settlement.
In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Subsequent to the settlement of the put reserve, the ITIN portfolio has experienced approximately $640 thousand in gross charge offs. However, management has estimated that related recoveries will approximate 90% of amounts charged off. See Note 28 for further discussion pertaining to the gain on settlement of put reserve.
Home Equity Portfolio — On March 12, 2010, the Company completed a loan “swap” transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2010, the Company’s specific valuation allowance is $758 thousand or 4.25% of the outstanding principal balance. An accompanying $1.5 million “put reserve” was also part of the loan “swap” transaction and represents a credit enhancement. As such, management considers this put reserve in estimating potential losses in the home equity portfolio.
As of December 31, 2010, the remaining put reserve totaled $1.2 million or 6.57% of the outstanding principal balance. The put reserve is an irrevocable first loss guarantee from the seller that provides us the right to put back delinquent home equity loans to the seller that are 90 days or more delinquent, up to an aggregate amount of $1.5 million. This guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability on the Company’s consolidated balance sheet. At the end of the term of this loss guarantee, the Company is required to return the cash deposit to the seller to the extent not used to fund losses in the home equity portfolio.
During 2010, home equity loans with an approximate aggregate principal amount of $300 thousand were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $1.5 million as of December 31, 2010.
Management employs its best judgment given available and relevant information in determining the adequacy of the allowance; however, there are a number of factors beyond the Company’s control, including the performance of the loan portfolio, changes in interest rates, economic conditions, and regulatory views towards loan classifications.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As such, the ultimate adequacy of the allowance may differ significantly from the Company’s estimation.
At December 31, 2010 and 2009, the Company had pledged approximately $267 million and $101 million, respectively, in loans as available collateral for Federal Home Loan Bank borrowings.
NOTE 7. PREMISES AND EQUIPMENT
The following table presents the major components of premises and equipment at December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009

Land	$1,508	$1,508
Land improvements	189	189
Bank buildings	8,383	8,318
Furniture, fixtures and equipment	7,061	6,767
Construction in progress	2	3

Total premises and equipment	17,143	16,785
Less: Accumulated depreciation and amortization	(7,446)	(6,805)

Premises and equipment, net	$9,697	$9,980

Depreciation expense, included in net occupancy and equipment expense approximately $959 thousand, $1.2 million, and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company applies the straight-line method of deprecation to all depreciable assets.
NOTE 8. GOODWILL
As a result of the stock purchase agreement and acquisition of 51% of the capital stock of Simonich Corporation, d.b.a. BOC Mortgage Services, the Company has recorded goodwill (See Note 2). The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2010, and 2009. All recorded goodwill is related to the Mortgage Services segment.

	Mortgage Services
		Accumulated
(Dollars in thousands)	Gross	Impairment	Total

Balance, December 31, 2008	$—	$—	$—
Net additions	3,727	—	3,727

Balance, December 31, 2009	3,727	—	3,727
Impairment	—	(32)	(32)

Balance, December 31, 2010	$3,727	$(32)	$3,695

The Company performs a goodwill impairment analysis on an annual basis as of April 30th. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected cash flows; a sustained and significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by regulator; and unanticipated competition.
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
The Company performed its annual goodwill impairment analysis of the Mortgage Brokerage Services operating segment as of April 30, 2010. The Company engaged an independent valuation consultant to assist in determining whether and to what extent the goodwill asset was impaired.
The results of the Company’s and valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was less than its carrying value, and therefore the Company performed step two of the analysis.
In the second step of the goodwill impairment analysis, we calculated the implied fair value of the reporting unit’s assets and liabilities. There were no unrecognized identifiable intangible assets associated with the reporting unit. We determined the implied fair value of goodwill pertaining to the reporting unit was less than the carrying amount of goodwill recorded. In accordance to ASC 350, the carrying amount of goodwill was written down to its implied fair value. Accordingly, the Company recognized an impairment loss of $32 thousand. There were no further indicators for impairment as of December 31, 2010.
NOTE 9. OTHER REAL ESTATE OWNED
Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the changes in other real estate owned (“OREO”), net of valuation allowance, for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of year	$2,880	$2,934	$—
Additions to OREO	4,559	402	4,869
Dispositions of OREO	(3,580)	(295)	(1,200)
Valuation adjustments in the period	(1,571)	(161)	(735)

	$2,288	$2,880	$2,934

For the year ended December 31, 2010 the Company transferred property from twenty one loans in the amount of $4,559,002 to OREO, sold nine properties with balances of $3,580,325 for a net loss of $126,284, recorded $1,570,670 in write downs of OREO in other noninterest expense, and adjusted the balances through charges to the allowance for loan and lease losses in the amount of $246,181. The December 31, 2010 OREO balance of $2,287,963 consists of fifteen properties of which thirteen are secured with 1-4 family residential real estate in the amount of $705,583. The remaining two properties consist of vacant commercial land in the amount of $1,582,380.
NOTE 10. DERIVATIVES
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. Presently, the Company does not use derivatives for trading or speculative purposes.
The primary underlying risk exposure of the derivative instruments are the timing and level of changes in interest rates counter to management’s expectations. Furthermore, interest rate swap agreements involve the risk of dealing with institutional counterparties and their ability to adhere to contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. Oversight of the Derivatives and Hedging Program is the responsibility of the Asset-Liability Committee of the Company’s Board of Directors.
Based on adherence to the Company’s credit standards and the presence of the netting and collateral provisions, the Company believes that the credit risk inherent in these contracts was not significant at December 31, 2010.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash flow hedges
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges are reported in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized on the hedged item.
Each quarter, the Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.
As of December 31, 2010, the Company held derivatives with a total notional amount of $75.0 million. The total $75.0 million represents interest rate swaps designated as cash flow hedges.
The following table summarizes the notional amount, effective date and maturity dates of the forward starting interest rate contracts the Company has outstanding with counterparties as of December 31,2010.
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
Pursuant to the interest rate swap agreements, the Company pledged collateral to counterparties in the form of securities totaling $4.0 million with an amortized cost of $4.0 million and a fair value of $3.9 million as of December 31, 2010. No collateral was posted from counterparties to the Company as of December 31, 2010. There is the possibility that the Company may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.
As of December 31, 2010, there were no cash flows exchanged with the counterparties of the interest rate swap contracts. As such, there was no ineffectiveness. As of December 31, 2010 derivatives carried a fair value of $2.3 million, of which $1.4 million was recognized as gain in other comprehensive income. There were no reclassifications into earnings for the period ending December 31, 2010.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the type of derivative and their location on the consolidated balance sheet and the fair values of such derivatives as of December 31, 2010. The Company did not carry any derivatives as of December 31, 2009 or December 31, 2008.
(Dollars in thousands)

Underlying		Balance Sheet	December 31,
Risk Exposure	Description	Location	2010	Maturity

Asset Derivatives
Interest rate contract	Forward starting interest rate swaps	Other assets	$(22)	September 1, 2012
Interest rate contract	Forward starting interest rate swaps	Other assets	$198	September 1, 2013
Interest rate contract	Forward starting interest rate swaps	Other assets	$443	September 1, 2014
Interest rate contract	Forward starting interest rate swaps	Other assets	$611	September 1, 2015
Interest rate contract	Forward starting interest rate swaps	Other assets	$1,111	March 1, 2017

		Total	$2,341

Fair values of the derivatives are obtained from a third-party pricing service; see Note 25 for further disclosures pertaining to fair value calculations of derivatives.
On February 4, 2011, the Board’s Asset Liability Committee terminated the Company’s forward starting swap positions and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.
The Board’s Asset Liability Committee terminated the forward starting swaps due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in three month Libor rate index.
The $3.0 million in cash received from the counterparty related to the cash flow hedge reflects gains to be reclassified into earnings. Although the hedge designation was removed, management believes the forecasted transaction to be probable. Accordingly, the gains will be reclassified from other comprehensive income to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction will affect earnings, as illustrated in the preceding table.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. OTHER ASSETS
Other assets consist of the following at December 31, 2010, and 2009:

(Dollars in thousands)

	2010	2009

Cash surrender value of bank owned life insurance policies	$9,351	$8,979
Deferred tax asset, net	7,928	5,574
Interest receivable on loans	2,319	2,428
Interest receivable on investment securities	1,526	624
California affordable housing credits	2,108	2,289
Prepaid FDIC deposit insurance assessments	2,408	3,331
Interest rate swap — fair value	2,341	—
Taxes receivable — Bank	555	490
Federal Home Loan Bank stock	7,943	6,110
Investment in junior subordinated debt payable to subsidiary grantor trust	465	465
Prepaid expenses	701	419
Other	2,457	497

	$40,102	$31,206

NOTE 12. DEPOSITS
The following table presents time certificate of deposits equal to or greater than $100,000 and their associated interest expense as of December 31, 2010, 2009, and 2008:

(Dollars in thousands)

	Balance	Interest Expense

2010	$233,690	$4,464
2009	$250,779	$5,166
2008	$168,810	$5,785

The following table presents the scheduled maturities of all time certificates of deposits as of December 31, 2010:

(Dollars in thousands)

Amounts due in:
One year or less	$204,551
One to three years	98,408
Three to five years	8,808
Over five years	—

Total time deposits	$311,767

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. OTHER LIABILITIES
Other liabilities consist of the following at December 31, 2010 and 2009:

(Dollars in thousands)

	2010	2009

Deferred compensation — retired officers	$692	$818
Deferred compensation — directors fees	2,935	2,803
Deferred compensation — salary continuation	2,023	1,596
Accrued 401(k) match payable	62	73
Interest payable	388	458
Reserve for off-balance sheet commitments	422	422
Interest payable Junior Subordinated Debentures	70	103
Dividend payable	510	523
Note payable /earn out agreement — fair value	986	965
Warehouse line of credit	4,983	—
Taxes payable — Mortgage Services	785	89
Other	2,835	1,199

	$16,691	$9,049

NOTE 14. WHOLESALE ADVANCES
FHLB Advances — The Company had advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $141.0 million and $70.0 million as of December 31, 2010, and December 31, 2009 respectively. The Company had two fixed rate advances of $6.0 million and $120.0 million, with interest payable at maturity and monthly, respectively. In addition, the Company had one floating rate advance for $15.0 million. The floating rate adjusts quarterly to 3 month LIBOR plus 1 basis point, with interest payable quarterly.
The following table illustrates the FHLB advances outstanding as of December 31, 2010:

(Dollars in thousands)

Advance Amount	Interest Rate	Maturity

$120,000	0.29%	June 6, 2011
6,000	0.26%	June 6, 2011
15,000	0.31%	March 5, 2013

The borrowings are secured by an investment in FHLB stock, commercial real estate loans, and certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements. In addition, certain securities held in the Bank’s available for sale securities portfolio are pledged.
Based upon the level of FHLB advances, the Company was required to hold a $7.9 million investment in FHLB stock. As of December 31, 2010, the Company has pledged $267.3 million of its commercial and real estate mortgage loans, and has borrowed $135.0 million against the pledged loans.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010, the Company held $46.7 million in securities with the FHLB for pledging purposes, and has borrowed $6.0 million against the pledged securities.
At December 31, 2010, the Company had available borrowing lines at the FHLB of $46.6 million and a federal fund borrowing line at a correspondent bank totaling $10.0 million.
FRB Advances — The Company may periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). The Company did not have any FRB borrowings outstanding as of December 31, 2010, and 2009. The FRB’s discount window credit facility is limited to overnight borrowings. At December 31, 2010 the Company has pledged $72.9 million in commercial and industrial loans as collateral, and had available borrowing lines at the FRB of $44.5 million.
NOTE 15. PREFERRED STOCK AND WARRANTS
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 16. JUNIOR SUBORDINATED DEBTENURES
During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155,000 common securities to the Company.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company, and from the Holding Company to the Bank as surplus capital.
The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The rate at December 31, 2010 was 3.60%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.
On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust simultaneously issued $310,000 common securities to the Company. The fixed rate terms expired in September 2010, and have transitioned to floating rate for the remainder of the term.
The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The interest rate at December 31, 2010 was 1.88%.
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
The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate which resets on a quarterly basis to three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although the Notes will be recorded as a long term liability on the Company’s balance sheet, for regulatory purposes, the Notes are expected to be treated as Tier 1 or Tier 2 capital under rulings of the Federal Reserve Board, the Company’s primary federal regulatory agency.
The Notes mature on September 15, 2035, and may be redeemed at the Company’s option at any. The Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.
NOTE 17. SEGMENT REPORTING
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
The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income as of December 31, 2010, and 2009. The Company did not have multiple operating segments in 2008.

(Dollars in thousands)	Year ended December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$33,886	$(1)	$(440)	$(452)	$32,993
Provision for loan and lease losses	12,850	—	—	—	12,850
Total noninterest income	5,621	13,745	—	452	19,818
Total noninterest expense	18,117	11,640	571	—	30,328

Income before provision for income taxes	8,540	2,104	(1,011)	—	9,633
Provision for income taxes	2,042	1,116	1	—	3,159

Net income	6,498	988	(1,012)	—	6,474
Less: net income attributable to non-controlling interest	—	254	—	—	254

Net income attributable to Bank of Commerce Holdings	$6,498	$734	$(1,012)	$—	$6,220

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Year ended December 31, 2009
	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$29,552	$(13)	$(545)	$—	$28,994
Provision for loan and lease losses	9,475	—	—	—	9,475
Total noninterest income	4,770	5,293	—	—	10,063
Total noninterest expense	15,908	4,415	301	—	20,624

Income before provision for income taxes	8,939	865	(846)	—	8,958
Provision for income taxes	2,363	326	1	—	2,690

Net income	6,576	539	(847)	—	6,268
Less: net income attributable to non-controlling interest	—	263	—	—	263

Net income attributable to Bank of Commerce Holdings	$6,576	$276	$(847)	$—	$6,005

The following table represents financial information about the Company’s reportable segments at December 31, 2010 and 2009:

(Dollars in thousands)	Year Ended December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated

Total assets	$923,832	$23,912	$118,173	$(126,784)	$939,133
Total portfolio loans, gross	$606,646	$—	$2,289	$(8,139)	$600,796
Total deposits	$655,802	$—	$—	$(7,100)	$648,702

(Dollars in thousands)	Year Ended December 31, 2009
	Bank	Mortgage	Parent	Elimination	Consolidated

Total assets	$807,216	$15,001	$83,532	$(92,343)	$813,406
Total portfolio loans, gross	$606,682	$—	$2,469	$(7,712)	$601,439
Total deposits	$643,581	$—	$—	$(3,117)	$640,464

NOTE 18. INCOME TAXES
Provision (benefit) for income taxes consists of the following:

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$3,948	$3,070	$158
State	749	779	(227)

Total current provision (benefit)	$4,697	$3,849	$(69)

Deferred:
Federal	(1,421)	(784)	103
State	(117)	(375)	(74)

Total deferred (benefit) provision	(1,538)	(1,159)	29

Total provision (benefit) for income taxes	$3,159	$2,690	$(40)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2006, the Company invested in the California Affordable Housing Fund -2006 I, LLC. The investment provides funding for low income housing projects in our local markets in return for federal and state tax credits. As of December 31, 2010 the original commitment of $2.5 million has been fully funded. The tax benefit summary provided by the California Affordable Housing Fund — 2006 I, LLC was $158 thousand, for federal and $110 thousand for state as of December 31, 2010.
Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes.
The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2010	2009	2008

Income tax at the Federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of Federal tax benefit	3.58%	2.98%	-12.16%
Tax-exempt interest	-5.58%	-4.07%	-15.79%
Officer life insurance	-1.29%	-1.53%	-4.51%
Affordable housing credits	-0.99%	-1.95%	-7.39%
Other	3.07%	0.59%	4.02%

Effective Tax Rate	32.79%	30.02%	-1.83%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following as of December 31:

(Dollars in thousands)	2010	2009

Deferred tax assets:
State franchise taxes	$143	$127
Deferred compensation	2,533	2,3339
Loan loss reserves	5,851	5,130
Unrealized (gains) losses other comprehensive income	356	(460)
Other	328	223

Total deferred tax assets	$9,211	$7,359

Deferred tax liabilities:
Depreciation	(106)	(591)
Deferred loan origination costs	(351)	(466)
Deferred state taxes	(672)	(572)
Other — California Affordable Housing	(154)	(156)

Total deferred tax liabilities	$(1,283)	$(1,785)

Net deferred tax asset	$7,928	$5,574

Additionally, the Company has no unrecognized tax benefits at December 31, 2010 and 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. During the years ended December 31, 2010, 2009, and 2008 the Company recognized no interest and penalties associated with uncertain tax positions.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. Federal or State and local income tax examinations by tax authorities for the years before 2007.
NOTE 19. STOCK OPTION PLAN
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
For the years ended December 31, 2010, 2009 and 2008 stock option compensation expense was $54 thousand ($32 thousand, net of tax), $81 thousand ($47 thousand, net of tax), and $116 thousand ($69 thousand, net of tax), respectively. At December 31, 2010, 2009 and 2008 there were $60 thousand, $91 thousand, and $272 thousand respectively, of total unrecognized compensation costs related to non-vested share based payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.
Activity in stock-based compensation plan
The following table presents the changes in outstanding stock options for the periods indicated:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Number of Shares	Exercise Price	Intrinsic Value	Term

Options outstanding December 31, 2008	298,080	$8.64	$—	5.77
Granted	4,000	$5.00	—	—
Exercised	—	—	—	—
Forfeited	(20,000)	$10.40	—	—
Options outstanding December 31, 2009	282,080	$8.46	—	4.70
Granted	18,000	$3.62	$11,340	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding December 31, 2010	300,080	$8.17	—	4.07

Exercisable at December 31, 2010	245,620	$8.44	$11,340

At December 31, 2010, 586,500 shares were available for future grants under the Plan.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010, 2009, and 2008, 245,620 shares, 221,960 shares, and 209,485 shares, respectively, were available to be exercised.
The fair value of the options granted is estimated on the date of grant using a Black Sholes option-pricing model and includes the following assumptions:

	2010	2009	2008

Volatility	58.53%	67.60%	32.10%
Risk free interest rate	1.18%	1.82%	2.97%
Expected dividends	$0.21	$0.30	$0.32
Annual dividend rate	5.80%	4.53%	4.56%
Assumed forfeiture rate	0	0	0
Expected Life	7	7	7

Volatility represents the historical volatility in the Company’s common stock price, for a period consistent with the expected life of the option. The risk free rate was derived from the U.S. Treasury rate at the time of the grant, which coincides with the expected life of the option. The annual dividend rate is the ratio of the expected annual dividends to the Company’s common stock price on the grant date. The expected option life is estimated based on the history of the Company’s stock option holders and expectations regarding future forfeitures.
The grant date fair value per share of the 2010, 2009 and 2008 awards was $1.20, $1.91 and $1.38, respectively.
NOTE 20. CAPITAL STOCK
The Company paid a quarterly cash dividend of $0.06, $0.06, $0.06 and $0.03 on January 14, 2010, March 24, 2010, July 7, 2010 and October 7, 2010, respectively, to shareholders of record as of December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010, respectively.
On April 20,1999, the Board of Directors authorized 2,000,000 shares of preferred stock. As of December 31, 2008, Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Series A Fixed Rate Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million. The Company paid preferred cash dividends of $850 thousand during fiscal year 2010.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 29, 2010 the Company announced the successful closing of the Offering. The Company received net proceeds from the offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.
On April 14, 2010 the Company announced that the underwriters of the public offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. Pursuant to the Offering the Company incurred $460 thousand of capitalized Offering costs that were directly related to the issuance of the common stock.
With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the offering of approximately $33.0 million, after deducting the underwriting discount and offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the offering to 8,280,000
NOTE 21. RETIREMENT BENEFITS
Profit sharing plan — In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $249 thousand, $240 thousand, and $234 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. No discretionary contributions were made over the three year reporting period.
Salary continuation plan — In April 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan in which the Bank agrees to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance by the executives.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Compensation expense under the salary continuation plan totaled $343 thousand, $324 thousand, and $179 thousand for 2010, 2009 and 2008, respectively. As of December 31, 2010, 2009 and 2008, the vested benefit payable was $2.0 million, $1.6 million, and $1.2 million respectively.
Retired employees deferred compensation — Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on retired employees deferred compensation is fixed at ten percent (10%) per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2010, 2009 and 2008, the vested benefit payable was $691 thousand, $818 thousand and $932 thousand, respectively.
Directors deferred fee compensation — Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Fee Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation in which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Directors are granted the option of having their deferred payments accrue interest at a rate of prime plus 3.25% or a fixed rate of 10%.
Deferred compensation expense totaled $493 thousand, $478 thousand, and $462 thousand at December 31, 2010, 2009, and 2008 respectively. As of December 31, 2010, 2009 and 2008, the vested benefit payable was $2.9 million, $2.8 million, and $2.6 million respectively.
NOTE 22. RELATED PARTY TRANSACTIONS
Some of the directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2010, and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009

Balance at beginning of year	$9,469	$7,911
New loan additions	1,248	1,418
Advances on existing lines of credit	15,704	11,497
Principal repayments	(17,017)	(11,642)
Reclassifications (1)	(176)	285

Balance at end of year	$9,228	$9,469

(1)	Represents existing loans that were added or subtracted from the balances because their related party classification was changed.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2010 and 2009, deposits of related parties amounted to $18.4 million and $16.2 million, respectively. As of December 31, 2010 and 2009 there were no related party loans, which were past due or classified. At December 31, 2010 and 2009 there was $4.6 million, and $3.2 million respectively, in outstanding loan commitments to related parties. In the opinion of the Company, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.
NOTE 23. COMMITMENTS AND CONTINGENCIES
Lease Commitments — The Company leases certain facilities where it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2010 are below:

(Dollars in thousands)
Amounts due in:

2011	$775
2012	606
2013	488
2014	499
2015	164
Thereafter	270

Total	$2,802

Rental expense, net of rental income for the years ended December 31, 2010, 2009 and 2008 was $1.2 million, $530 thousand and $540 thousand respectively.
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

(Dollars in thousands)	December 31,
	2010	2009

Off-balance sheet commitments:
Commitments to extend credit	$146,915	$122,872
Standby letters of credit	3,509	4,844
Guaranteed commitments outstanding	1,299	1,325

	$151,723	$129,041

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
The Company entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, the Company is committed to deliver $264 million in loan volume over the period from March 1, 2010 through February 28, 2011. Upon failure to deliver minimum loan volume quarterly, the Company is responsible to pay a non-delivery fee to the purchaser. As of December 31, 2010, the Company met the volume commitments. The Company has not negotiated any new forward loan volume commitments beyond February 28, 2011.
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
NOTE 24. REGULATORY MATTERS
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
Prompt corrective action provisions are not applicable to Bank Holding Companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2010 that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2010, the maximum amount available for dividend distribution under this restriction was approximately $11,435,417.
The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary’s equity. No such loans or advances were outstanding during 2010 or 2009.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following table.
(Dollars in thousands)

			For Capital
			Adequacy		To be
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2010:
Company
Leverage capital (to average assets)	$115,541	12.48%	$37,036	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$115,541	13.74%	$33,631	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$126,085	15.00%	$67,262	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$106,747	11.60%	$36,820	4.00%	$46,025	5.00%
Tier 1 capital (to risk-weighted assets)	$106,747	13.34%	$32,013	4.00%	$48,020	6.00%
Total capital (to risk-weighted assets)	$116,791	14.59%	$64,026	8.00%	$80,033	10.00%
At December 31, 2009:

Company
Leverage capital (to average assets)	$79,422	9.89%	$32,168	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$79,422	12.06%	$26,347	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$87,697	13.31%	$52,693	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$76,262	9.37%	$32,603	4.00%	$40,754	5.00%
Tier 1 capital (to risk-weighted assets)	$76,262	11.57%	$26,366	4.00%	$39,549	6.00%
Total capital (to risk-weighted assets)	$84,543	12.83%	$52,732	8.00%	$65,915	10.00%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25. FAIR VALUES OF FINANCIAL INSTRUMENTS
The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table), whether or not recognized or recorded at fair value in the consolidated balance sheets.
Non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	December 31, 2010		December 31, 2009
	Carrying		Carrying
(Dollars in thousands)	Amounts	Fair Value	Amounts	Fair Value
Financial assets
Cash and cash equivalents	$63,256	$63,256	$68,240	$68,240
Portfolio loans, net	587,865	595,442	590,023	611,099
Mortgages held for sale	42,995	42,995	27,288	27,288
Interest receivable	3,845	3,845	3,087	3,087
Financial liabilities
Deposits	648,702	650,200	640,465	642,917
Securities sold under agreement to repurchase	13,548	13,548	9,621	9,621
Federal home loan borrowings	141,000	141,000	70,000	70,000
Subordinated debenture	15,465	6,411	15,465	6,978
Interest payable	388	388	495	495

	Contract	Contract
Off balance sheet financial instruments:	Amount	Amount
Commitments to extend credit	$146,915	$122,872
Standby letters of credit	$3,509	$4,844
Guaranteed commitments outstanding	$1,299	$1,325
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.
Portfolio loans receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The allowance for loan and lease losses is considered to be a reasonable estimate of loan discount for credit quality concerns.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest receivable and payable — The carrying amount of interest receivable and payable approximates its fair value.
Mortgage loans held for sale — Mortgage loans held for sale are carried at the lower of cost or fair value. Cost generally approximates fair value, given the short duration of these assets.
Federal Home Loan Bank borrowings — The fair value of borrowed funds is based on carrying amounts due to the short term nature of the borrowing.
Junior subordinated debt payable to unconsolidated subsidiary grantor trust — The fair value of the subordinated debenture is estimated by discounting the future cash flows (interest payments at a rate of 7.34% and 7.39% for Bank of Commerce Holdings Trust, and Bank of Commerce Holdings Trust II, respectively) using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. We have used the average spread of the twenty two and twenty four year BBB rated U.S. Bank Composite to calculate this credit-risk-related discount of future cash flows.
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
Securities sold under agreements to repurchase — The fair value of securities sold under agreements to repurchase is estimated by discounting the contractual cash flows under outstanding borrowings at rates prevailing in the marketplace today for similar borrowings, rates and collateral.
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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, derivatives, and the earn out payable are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as collateral dependent impaired loans and certain other assets including other real estate owned and goodwill. These non recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at December 31, 2010
Recurring basis	Total	Level 1	Level 2	Level 3

Available for sale securities
Obligations of states and political subdivisions	$64,151	$—	$64,151	$—
Corporate securities	28,957	—	28,957	—
Other investment securities (1)	96,127	—	96,127	—
Derivatives	2,341	—	2,341	—

Total assets measured at fair value	$191,576	$—	$191,576	$—

Earn out payable	986	—	—	986

Total liabilities measured at fair value	$986	$—	$—	$986

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fair Value at December 31, 2009
Recurring basis	Total	Level 1	Level 2	Level 3

Available for sale securities
Obligations of states and political subdivisions	$32,646	$—	$32,646	$—
Corporate securities	—	—	—	—
Other investment securities (1)	47,416	—	47,416	—

Total assets measured at fair value	$80,062	$—	$80,062	$—

Earn out payable	965	—	—	965
Total liabilities measured at fair value	$965	$—	$—	$965

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2010 and 2009. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	2010	2009

Beginning Balance	$965	$—
Transfers into Level 3	—	965
Transfers out of Level 3	—	—
Total losses
Included in earnings (or changes in net liabilities)	(21)	—
Included in other comprehensive income	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance	$986	$965

The available for sale securities amount above represent securities that have been adjusted to their fair value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.
The derivative amount above represent the fair value of the Company’s interest rate swaps. The valuation of the Company’s interest rate swaps are obtained from a third-party pricing service. The fair values are determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of the derivative fair values fall with Level 2 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The earn out payable amount above represents the fair value of the Company’s earn out incentive agreement with the Bank of Commerce Mortgage subsidiary. The mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. The expected contractual cash flows are discounted using the three year treasury rate over a term of three years. As such, the Company has determined that the fair values fall with Level 3 of the fair value hierarchy.
Assets and Liabilities Recorded at Fair Value on a Non Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non recurring basis in accordance with U.S. generally accepted accounting principles.
These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.
Assets measured at fair value on a non recurring basis are included in the table below. No liabilities were measured at fair value on a non recurring basis at December 31, 2010 or December 31, 2009.

(Dollars in thousands)	Fair Value at December 31, 2010				Total
Non recurring basis	Total	Level 1	Level 2	Level 3	(Losses)

Impaired loans	$12,982	$—	$—	$12,982	$(6,726)
Other real estate owned	1,994	—	—	1,994	(1,571)
Goodwill	3,695	—	—	3,695	(32)

Total assets measured at fair value	$18,671	$—	$—	$18,671	$(8,329)

(Dollars in thousands)	Fair Value at December 31, 2009				Total
Non recurring basis	Total	Level 1	Level 2	Level 3	(Losses)

Impaired loans	$5,278	$—	$—	$5,278	$(1,289)
Other real estate owned	2,880	—	—	2,880	(125)

Total assets measured at fair value	$8,158	$—	$—	$8,158	$(1,414)

For the year ending December 31, 2010:
•	Collateral dependent impaired loans with a carrying amount of $19.7 million were written down to their fair value of $13.0 million resulting in a $6.7 million adjustment to the allowance for loan and lease losses.

•	Other real estate owned with a carrying amount of $3.6 million was written down to fair value of $2.0 million resulting in a loss of $1.6 million which was included in earnings for the period.

•	Goodwill with a carrying amount of $3.7 million was written down to the fair value of $3.69 million resulting in an impairment charge of $32 thousand which was included in earnings for the period.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.
The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero. When the fair value of the collateral is based on a current appraised value, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
The other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate. The Company records other real estate owned as a nonrecurring Level 3.
The Goodwill amount above represents goodwill that has been adjusted to fair value. The fair value of goodwill is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. See Note 8 for further disclosure pertaining to the goodwill impairment analysis. The Company records goodwill as a non-recurring Level 3 when impairment is recorded.
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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities, and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
NOTE 26. PARENT COMPANY ONLY FINANCIAL STATEMENTS

	Years Ended
	December 31,
(Dollars in thousands)	2010	2009

Condensed Balance Sheets
Assets:
Cash	$4,246	$977
Participation loans, net of allowance for loan and lease losses of $38,850 in 2010 and 2009	2,250	2,431
Investment in subsidiaries	110,177	80,124
Other assets	1,500	—

Total assets	$118,173	$83,532

Liabilities:
Junior subordinated debt payable to unconsolidated subsidiary grantor trust	$15,465	$15,465
Other liabilities	1,560	1,585

Equity:
Shareholders’ equity	101,148	66,482

Total liabilities and shareholders’ equity	$118,173	$83,532

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Condensed Statements of Income
Income:
Interest income	$239	$300	$1,097
Dividends from subsidiaries	1,033	2,503	1,497

	1,272	2,803	2,594
Expenses:	1,250	1,146	1,011

Income before income taxes and equity in undistributed net income of subsidiaries	22	1,657	1,583
Provision for income taxes	1	1	1

Income before equity in undistributed net income of subsidiaries	21	1,656	1,582
Equity in undistributed net income of subsidiaries	6,453	4,612	612

Net income	$6,474	$6,268	$2,194
Less: Net income attributable to non-controlling interest	254	263	—
Net income attributable to Bank of Commerce Holdings	$6,220	$6,005	$2,194

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,474	$6,268	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	34	34	33
Effect of changes in:
Other Assets	(1,500)	80	79
Other Liabilities	(12)	(71)	45
Equity in undistributed net income of subsidiaries	(6,453)	(4,612)	(612)

Net cash (used) provided by operating activities	(1,457)	1,699	1,739

Cash flows from investing activities:
Investment in subsidiaries	(25,000)	—	(14,200)
Participation loan payments	180	631	2,935
Participation loan purchased	—	1,578	(2,400)
Cash paid in acquisition of mortgage subsidiary	—	(1,500)	—

Net cash (used) provided by investing activities	(24,820)	709	(13,665)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,971	—	—
Equity transactions, net	—	22	15,183
Cash dividends paid on common stock	(2,575)	(2,265)	(2,790)
Cash dividends paid on preferred stock	(850)	(852)	—

Net cash provided (used) by financing activities	29,546	(3,095)	12,393

Increase (decrease) in cash and cash equivalents	3,269	(687)	467
Cash and cash equivalents at beginning of year	977	1,664	1,197

Cash and cash equivalents at end of year	$4,246	$977	$1,664

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 27. UNAUDITED QUARTERLY RESULTS
UNAUDITED QUARTERLY STATEMENTS OF INCOME DATA

(Dollars in thousands, except per share data)		For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Net interest income	$7,517	$8,172	$8,640	$8,664
Provision for loan losses	2,250	1,600	4,450	4,550
Noninterest income	3,942	3,337	5,683	6,856
Noninterest expense	7,185	7,510	7,293	8,340

Income before taxes	2,024	2,399	2,580	2,630
Provision for income tax	744	750	916	749
(Less) Income non-controlling interest	(255)	144	105	260

Net income	1,535	1,505	1,559	1,621
(Less) Preferred dividend and accretion on preferred stock	235	236	235	234

Income available to common shareholders	$1,300	$1,269	$1,324	$1,387
Per common share:
Basic earnings per share	$0.15	$0.08	$0.08	$0.08
Diluted earnings per share	$0.15	$0.08	$0.08	$0.08
Dividends declared per share	$0.06	$0.06	$0.03	$0.03

(Dollars in thousands, except per share data)		For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Net interest income	$6,400	$7,498	$7,406	$7,690
Provision for loan losses	1,425	3,056	1,844	3,150
Noninterest income	865	3,195	2,944	3,059
Noninterest expense	3,960	4,893	5,654	6,117

Income before taxes	1,880	2,744	2,852	1,482
Provision for income tax	610	1,027	1,010	43
(Less) Income non-controlling interest	—	101	129	33

Net income	1,270	1,616	1,713	1,406
(Less) Preferred dividend and accretion on preferred stock	237	235	235	235

Income available to common shareholders	$1,033	$1,381	$1,478	$1,171
Per common share:
Basic earnings per share	$0.12	$0.16	$0.17	$0.13
Diluted earnings per share	$0.12	$0.16	$0.17	$0.13
Dividends declared per share	$0.06	$0.00	$0.12	$0.06

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28. GAIN ON SETTLEMENT OF PUT RESERVE
In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; and the Company received $1.8 million in cash and returned $0.3 million in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee. Management has considered the impact of the lack of loss guarantee in estimating the allowance for loan and lease losses related to the ITIN loan portfolio at December 31, 2010.
The “put reserve” was part of the April 17, 2009 loan “swap” transaction in which the Company purchased a pool of Individual Tax Identification Number (“ITIN”) residential mortgages in exchange for a combination of certain nonperforming loans and cash. The put reserve was an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s balance sheet. At the end of the term of this loss guarantee, the Company was required to return the cash deposit to the seller to the extent not used to fund losses in the ITIN portfolio.
During the period from March 2010 to September 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching the settlement with the seller to eliminate the loss guarantee arrangement.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2010, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.
None to report.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2011 annual meeting of shareholders under the captions “Annual Meeting Business”, “Information About Directors and Executive Officers”, “Corporate Governance Overview” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. EXECUTIVE COMPENSATION.
The response to this item is incorporated by reference to the Proxy Statement, under the captions “Compensation Discussion and Analysis” and “Executive Compensation Decisions.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference to the Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference to the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:
          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended, incorporated by reference to EX-3.1 of the Form 10-12G filed 12/4/1998.

3.2	Bylaws, as amended, incorporated by reference to EX-3.1 of the Form 8-K filed 05/15/2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of determination for the Series A Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 11/19/2008.

4.3	Form of Certificate for the Series A Preferred Stock, incorporated by reference to EX-4.2 of the Form 8-K filed 11/19/2008.

4.4	Warrant for purchase of shares of Common stock, incorporated by reference to EX-4.3 of the Form 8-K filed 11/19/2008.

10.1	Letter Agreement, dated November 14, 2008, between Bank of Commerce Holdings and the United States Department of the Treasury, which includes the Securities Purchase Agreement Standard terms attached thereto, with respect to the issuance of the Series A Preferred Stock and Warrant, incorporated by reference to EX-10.1 of the Form 8-K filed 11/19/2008.

10.2	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998.

10.3	1998 Stock Option Plan, incorporated by reference to EX-10.3 of the Form 10-12G filed 12/4/1998.

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998.

10.5	Form of Non-statutory Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.5 of the Form 10-12G filed 12/4/1998.

10.7	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998.

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998.

10.10	Employment contracts dated April 2001, incorporated by reference to EX-10.10 of the Form 8-K filed 9/27/2001.

10.11	Affiliated Business Arrangement Agreement, incorporated by reference to EX-10.11 of the Form 8-K filed 8/20/2004.

10.12	Office building lease by and between Waybright #3 Partners and Redding Bank of Commerce dated 9/23/2005 incorporated by reference to EX-99.1 of the Form 8-K filed 9/26/2005.

10.13	Amendment to Employment contracts dated April 2001, incorporated by reference to EX-99.1 &99.2 of the Form 8-K filed 12/21/2005.

10.14	Change in Control Agreements, incorporated by reference to EX-99.1-99.4 of the Form 8-K filed 12/21/2005.

10.15	Salary Continuation Blais, incorporated by reference to EX-10.15 of the Form 8-K filed 12/19/2006.

10.16	Salary Continuation Moty, incorporated by reference to EX-10.16 of the Form 8-K filed 12/19/2006.

10.17	Salary Continuation Eslick, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006.

10.19	Employment Agreement Miles, incorporated by reference to EX-10.19 of the Form 8-K filed 1/03/2007.

10.21	Salary Continuation Miles, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007.

Exhibit
Number	Description of Document
10.22	Employment Agreement Moty, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007.

10.23	Salary Continuation Moty, incorporated by reference to EX-10.23 of the Form 8-K filed 9/28/2007.

10.24	Employment contracts dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008.

10.25	Employment Agreement Matranga, incorporated by reference to EX-10.22 of the Form 8-K filed 11/26/2008.

14.0	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003.

21.1	Subsidiaries of the Company, incorporated by reference to EX-21.1 of the Form 10-12G filed 12/4/1998.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney-see page 151.

31.1	Certification of Patrick J. Moty pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 1350.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 04, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty	President, Chief Executive Officer and	March 04, 2011

/s/ Samuel D. Jimenez	Senior Vice President and Chief	March 04, 2011
Financial Officer (Principal Financial
and Accounting Officer)

/s/ Kenneth R. Gifford, Jr.	Chairman of the Board	March 04, 2011

/s/ Russell L. Duclos	Director	March 04, 2011

/s/ David H. Scott	Director	March 04, 2011

/s/ Lyle L. Tullis	Director	March 04, 2011

/s/ Jon Halfhide	Director	March 04, 2011

/s/ Orin Bennett	Director	March 04, 2011

/s/ Gary Burks	Director	March 04, 2011

/s/ Joseph Gibson	Director	March 04, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Articles of Incorporation as amended, incorporated by reference to EX-3.1 of the Form 10-12G filed 12/4/1998.

3.2	Bylaws as amended, incorporated by reference to EX-3.1 of the Form 8-K filed 05/15/2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of determination for the Series A Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 11/19/2008.

4.3	Form of Certificate for the Series A Preferred Stock, incorporated by reference to EX-4.2 of the Form 8-K filed 11/19/2008.

4.4	Warrant for purchase of shares of Common stock, incorporated by reference to EX-4.3 of the Form 8-K filed 11/19/2008.

10.1	Letter Agreement, dated November 14, 2008, between Bank of Commerce Holdings and the United States Department of the Treasury, which includes the Securities Purchase Agreement Standard terms attached thereto, with respect to the issuance of the Series A Preferred Stock and Warrant, incorporated by reference to EX-10.1 of the Form 8-K filed 11/19/2008.

10.2	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998.

10.3	1998 Stock Option Plan, incorporated by reference to EX-10.3 of the Form 10-12G filed 12/4/1998.

10.4	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998.

10.5	Form of Non-statutory Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.5 of the Form 10-12G filed 12/4/1998.

10.7	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998.

10.8	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998.

10.10	Employment contracts dated April 2001, incorporated by reference to EX-10.10 of the Form 8-K filed 9/27/2001.

10.11	Affiliated Business Arrangement Agreement, incorporated by reference to EX-10.11 of the Form 8-K filed 8/20/2004.

10.12	Office building lease by and between Waybright #3 Partners and Redding Bank of Commerce dated 9/23/2005 incorporated by reference to EX-99.1 of the Form 8-K filed 9/26/2005.

10.13	Amendment to Employment contracts dated April 2001, incorporated by reference to EX-99.1 &99.2 of the Form 8-K filed 12/21/2005.

10.14	Change in Control Agreements, incorporated by reference to EX-99.1-99.4 of the Form 8-K filed 12/21/2005.

10.15	Salary Continuation Blais, incorporated by reference to EX-10.15 of the Form 8-K filed 12/19/2006.

10.16	Salary Continuation Moty, incorporated by reference to EX-10.16 of the Form 8-K filed 12/19/2006.

10.17	Salary Continuation Eslick, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006.

10.19	Employment Agreement Miles, incorporated by reference to EX-10.19 of the Form 8-K filed 1/03/2007.

10.21	Salary Continuation Miles, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007.

10.22	Employment Agreement Moty, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007.

10.23	Salary Continuation Moty, incorporated by reference to EX-10.23 of the Form 8-K filed 9/28/07.

10.24	Employment contracts dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008.

10.25	Employment Agreement Matranga, incorporated by reference to EX-10.22 of the Form 8-K filed 11/26/2008.

14.0	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003.

21.1	Subsidiaries of the Company, incorporated by reference to EX-21.1 of the Form 10-12G filed 12/4/1998.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney-see page 151.

31.1	Certification of Patrick J. Moty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Samuel D. Jimenez pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350.

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008