Form 10-Q
period 2011-03-31
Bank of Commerce Holdings
filed 2011-05-06
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Registrant’s telephone number, including area code: (530) 722-3955
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Outstanding shares of Common Stock, no par value, as of March 31, 2011: 16,991,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS

Cash and due from banks, noninterest bearing	$31,321	$23,786
Interest bearing due from banks	36,975	39,470

Cash and cash equivalents	68,296	63,256
Securities available-for-sale, at fair value (including pledged collateral of $84.5 million at March 31, 2011, and $101.2 million at December 31, 2010)	185,717	189,235
Portfolio loans, net of the allowance for loan and lease losses of $13.6 million at March 31, 2011, and $12.8 million at December 31, 2010	589,266	587,865
Mortgage loans held for sale	18,963	42,995
Bank premises and equipment, net	9,736	9,697
Goodwill	3,695	3,695
Other real estate owned	3,868	2,288
Other assets	35,984	40,102

TOTAL ASSETS	$915,525	$939,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$87,842	$91,025
Demand — interest bearing	146,202	162,258
Savings accounts	91,912	83,652
Certificates of deposit	302,133	311,767

Total deposits	628,089	648,702

Securities sold under agreements to repurchase	14,607	13,548
Federal Home Loan Bank and Federal Reserve Bank borrowings	141,000	141,000
Mortgage warehouse lines of credit	—	—
Other liabilities	10,281	16,691
Junior subordinated debentures	15,465	15,465

Total Liabilities	809,442	835,406
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding on March 31, 2011 and December 31, 2010	16,753	16,731
Common stock , no par value, 50,000,000 shares authorized; 16,991,495 shares issued and outstanding on March 31, 2011, 16,991,495 issued and outstanding on December 31, 2010	42,768	42,755
Common stock warrant	449	449
Retained earnings	42,642	41,722
Accumulated other comprehensive income (loss), net of tax	916	(509)

Total Equity — Bank of Commerce Holdings	103,528	101,148
Non controlling interest in subsidiary	2,555	2,579

Total Stockholders’ Equity	106,083	103,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$915,525	$939,133

     See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)

	For Three Months Ended
	March 31,	March 31,
(Amounts in thousands, except for per share data)	2011	2010
Interest income:
Interest and fees on loans	$8,786	$9,051
Interest on tax-exempt securities	532	322
Interest on U.S. government securities	678	439
Interest on federal funds sold and securities purchased under agreement to resell	—	1

Interest on other securities	650	270

Total interest income	10,646	10,083

Interest expense:
Interest on demand deposits	226	230
Interest on savings deposits	246	219
Interest on certificates of deposit	1,313	1,761
Securities sold under agreements to repurchase	14	12
Interest on FHLB and other borrowings	164	136
Interest on junior subordinated debt payable to unconsolidated subsidiary grantor trust	107	208

Total interest expense	2,070	2,566

Net interest income	8,576	7,517
Provision for loan and lease losses	2,400	2,250

Net interest income after provision for loan losses	6,176	5,267

Noninterest income:
Service charges on deposit accounts	50	82
Payroll and benefit processing fees	129	128
Earnings on cash surrender value — Bank owned life insurance	111	108
Net gain on sale of securities available-for-sale	258	931
Merchant credit card service income, net	270	54
Mortgage brokerage fee income	2,492	2,539
Other income	111	100

Total noninterest income	3,421	3,942

Noninterest expense:
Salaries and related benefits	4,253	3,711
Occupancy and equipment expense	708	926
Write down of other real estate owned	187	184
FDIC insurance premium	372	251
Data processing fees	99	89
Professional service fees	550	400
Director deferred fee compensation plan	127	118
Stationery and supplies	43	80
Postage	42	42
Directors’ expense	74	84
Goodwill impairment	—	—
Other expenses	1,071	1,300

Total noninterest expense	7,526	7,185

Income before provision for income taxes	2,071	2,024
Provision for income taxes	431	744

Net Income	1,640	1,280
Less: Net income (loss) attributable to non-controlling interest	(24)	(255)
Net income attributable to Bank of Commerce Holdings	$1,664	$1,535

Less: preferred dividend and accretion on preferred stock	235	235
Income available to common shareholders	$1,429	$1,300

Basic earnings per share	$0.08	$0.15
Weighted average shares — basic	16,991	8,871
Diluted earnings per share	$0.08	$0.15
Weighted average shares — diluted	16,991	8,871
Cash dividends declared	$0.03	$0.06

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 (Unaudited)

						Accumulated Other	Subtotal	Non
						Comp- Income	Bank of	Controlling
	Preferred		Common	Stock	Retained	(Loss),	Commerce	Interest in
(Dollars in Thousands)	Amount	Warrant	Shares	Amount	Earnings	net of tax	Holdings	Subsidiary	Total

Balance at December 31, 2010	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727

Net Income					1,664		1,664	(24)	1,640
Other comprehensive income, net of tax						1,425	1,425		1,425

Comprehensive income							$3,089		$3,065
Accretion on preferred stock	22				(22)		—		—
Common cash dividend ($0.03 per share)					(509)		(509)		(509)
Preferred stock dividend					(213)		(213)		(213)
Compensation expense associated with stock options				13			13		13

Balance at March 31, 2011	$16,753	$449	16,991	$42,768	$42,642	$916	$103,528	$2,555	$106,083

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010
Net income (loss)	$1,640	$1,280
Available-for-sale securities:

Unrealized gains arising during the period	2,007	414
Reclassification adjustments for net gains realized in earnings, net of tax	(144)	(548)
Income tax expense related to unrealized gains	(826)	(170)

Net change in unrealized gains	1,037	(304)
Derivatives:
Unrealized gains arising during the period	659	—
Reclassification adjustment for net gains realized in earnings	—	—
Income tax expense related to unrealized gains	(271)	—

Net change in unrealized gains	388	—

Total other comprehensive income, net of tax	3,065	976
Less: Other comprehensive income non-controlling interest	(24)	(255)

Total other comprehensive income — Bank of Commerce Holdings	$3,089	$1,231

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2011 and 2010

	March 31,	March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$1,640	$1,280
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,400	2,250
Provision for depreciation and amortization	221	232
Compensation expense associated with stock options	13	13
Gross proceeds from sales of loans held for sale	145,032	141,752
Gross originations of loans held for sale	(121,000)	(141,662)
Gain on sale of securities available-for-sale	(258)	(931)
Amortization of investment premiums and accretion of discounts, net	256	(3)
Loss on sale of other real estate owned	162	—
Write down of other real estate owned	187	184
Decrease (increase) in deferred income taxes	434	(730)
Increase in cash surrender value of bank owned life insurance policies	(93)	(92)
Effect of changes in:
Decrease (increase) in other assets	442	(668)
Deferred compensation	115	118
Increase (decrease) in deferred loan fees	14	(37)
(Decrease) increase in other liabilities	(6,526)	908

Net cash provided by operating activities	23,039	2,614

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	3,452	3,015
Proceeds from sales of available-for-sale securities	23,048	18,158
Purchases of available-for-sale securities	(21,217)	(18,266)
Purchases of home equity loan portfolio	—	(14,801)
Loan origination, net of principal repayments	(5,915)	15,743
Purchases of premises and equipment, net	(262)	(227)
Proceeds from the sales of other real estate owned	171	—
Proceeds from the termination of interest rate swaps	3,000	—

Net cash provided by investing activities	2,277	3,622

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(10,979)	(10,179)
Net decrease in certificates of deposit	(9,634)	(11,242)
Net increase in securities sold under agreement to repurchase	1,059	9,199
Federal Home Loan Bank advances	56,000	70,000
Federal Home Loan Bank advance repayments	(56,000)	(70,000)
Cash dividends paid on common stock	(509)	(1,045)
Cash dividends paid on preferred stock	(213)	(213)
Net proceeds from issuance of common stock	—	28,752

Net cash (used in) provided by financing activities	(20,276)	15,272

Net increase (decrease) in cash and cash equivalents	5,040	21,508
Cash and cash equivalents, beginning of period	63,256	68,240

Cash and cash equivalents, end of period	$68,296	$89,748

Supplemental disclosures of cash flow Activity:
Cash paid during the period for:
Income taxes	$—	$400
Interest	2,045	2,491
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	2,099	699
Changes in unrealized (loss) gain on investment securities available-for-sale	1,762	(517)
Changes in deferred tax asset related to changes in unrealized (loss) gain on investment securities	(725)	213

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	1,037	304
See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Bank of Commerce Holdings (the “Holding Company”) is a financial services company providing banking, investments and mortgage banking through branch locations, the internet and other distribution channels. The unaudited condensed consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries Redding Bank of Commerce™ and Roseville Bank of Commerce™, a division of Redding Bank of Commerce (“BOC” or the “Bank”) and its majority owned subsidiary, Bank of Commerce Mortgage™ (collectively the “Company”). All significant inter-company balances and transactions have been eliminated. The following condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.
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
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change including the determination of the allowance for loan and lease losses (ALLL), the valuation of other real estate owned (OREO), other than temporary impairment of investment securities, share based payments, accounting for income taxes, and fair value measurements are discussed in the notes to consolidated financial statements. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income and earnings per share.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2010 Annual Report on Form 10-K. The results of operations and cash flows for the 2011 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds are sold for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASU No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This amendment applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, the Company will apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures will be required to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The Company will be required to disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company is currently evaluating the expected impact of the new standard on consolidated reported financial position and results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. During the first quarter of 2011, the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was issued. The amendments in this Update applied to all public-entity creditors that modified financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The amendments in this Update did not affect nonpublic entities. The Company adopted this Update during 2010. As this ASU is disclosure-related only, our adoption of this ASU did not impact our consolidated reported financial position and results of operations.
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
FASB ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. Our adoption of this ASU did not have an impact on our reported financial conditions and results of operations.
NOTE 3. EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with preferred stock.
During the first and second quarter of 2010, through a successful Offering, the Company issued $8.3 million shares of their common stock. In accordance to the Offering, average common shares outstanding increased significantly for the three months ended March 31, 2011 compared to the same period in 2010, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table displays the computation of earnings per share for the three months ended March 31, 2011 and 2010.
(Dollars in thousands, except per share data)

Earnings Per Share	March 31, 2011	March 31, 2010

Basic EPS Calculation:
Net income attributable to Bank of Commerce Holdings	$1,664	$1,535
Less: dividend on preferred stock	213	213
Less: accretion on preferred stock	22	22

Numerator: earnings available to common shareholders	$1,429	$1,300

Denominator (average common shares outstanding)	16,991,495	8,871,495
Basic earnings per share	$0.08	$0.15

Diluted EPS Calculation:
Net income	$1,664	$1,535
Less: dividend on preferred stock	213	213
Less: accretion on preferred stock	22	22

Numerator: earnings available to common shareholders	$1,429	$1,300

Denominator:
Average common shares outstanding	16,991,495	8,871,495
Plus incremental shares from assumed conversions
Stock options	—	—
Warrants	—	—

	16,991,495	8,871,495

Diluted earnings per share	$0.08	$0.15
Anti-dilutive options not included in EPS calculation	300,080	282,080
Anti-dilutive warrants not included in EPS calculation	435,410	405,405

NOTE 4. STOCK OPTION PLANS
For the three months ended March 31, 2011, stock option compensation expense charged against income was $13.0 thousand compared to $12.5 thousand at March 31, 2010. As of March 31, 2011, there were $49.7 thousand of total unrecognized compensation costs related to non-vested share based payments for named officers and directors. This amount is expected to be recognized over a period of 3.8 years. No options were granted, exercised or expired during the three months ended March 31, 2011.
NOTE 5. SECURITIES
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2011 and December 31, 2010:

	As of March 31, 2011
		Gross
(Dollars in thousands)	Amortized	Unrealized	Gross	Estimated
Available-for-sale securities	Costs	Gains	Unrealized Losses	Fair Value

U.S. Treasury and agencies	$29,778	$6	$(489)	$29,295
Obligations of state and political subdivisions	63,048	375	(1,287)	62,136
Residential mortgage backed securities and collateralized mortgage obligations	66,059	368	(340)	66,087
Corporate securities	22,894	73	(133)	22,834
Other asset backed securities	5,398	—	(33)	5,365

Total	$187,177	$822	$(2,282)	$185,717

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2010 (Audited)
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Estimated
Available-for-sale securities	Costs	Gains	Losses	Fair Value

U.S. Treasury and agencies	$26,814	$6	$(489)	$26,331
Obligations of state and political subdivisions	67,004	82	(2,935)	64,151
Residential mortgage backed securities and collateralized mortgage obligations	65,052	446	(251)	65,247
Corporate securities	29,019	28	(90)	28,957
Other asset backed securities	4,569	—	(20)	4,549

Total	$192,458	$562	$(3,785)	$189,235

The amortized cost and estimated fair value of available-for-sale securities as of March 31, 2011 are shown below.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value

AMOUNTS MATURING IN:
One year or less	$2,395	$2,401
One year through five years	45,680	45,782
Five years through ten years	68,552	68,056
After ten years	70,550	69,478

	$187,177	$185,717

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.
As of March 31, 2011, the Company held $84.5 million in securities with safekeeping institutions for pledging purposes. Of this amount, $27.6 million is currently pledged for public funds collateral, collateralized repurchase agreements, and Federal Home Loan Bank (FHLB) borrowings.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at March 31, 2011 and December 31, 2010. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$25,295	$(489)	$—	$—	$25,295	$(489)
Obligations of state and political subdivisions	37,298	(1,286)	—	—	37,298	(1,286)
Residential mortgage backed securities and collateralized mortgage obligations	27,598	(327)	430	(14)	28,028	(341)
Corporate securities	12,428	(133)	—	—	12,428	(133)
Other asset backed securities	3,366	(33)	—	—	3,366	(33)
Total temporarily impaired securities	$105,985	$(2,268)	$430	$(14)	$106,415	$(2,282)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$18,829	$(489)	$—	$—	$18,829	$(489)
Obligations of state and political subdivisions	52,414	(2,935)	—	—	52,414	(2,935)
Residential mortgage backed securities and collateralized mortgage obligations	26,477	(251)	—	—	26,477	(251)
Corporate securities	14,494	(90)	—	—	14,494	(90)
Other asset backed securities	4,549	(20)	—	—	4,549	(20)
Total temporarily impaired securities	$116,763	$(3,785)	$—	$—	$116,763	$(3,785)
At March 31, 2011 and December 31, 2010, 92 and 159 securities were in an unrealized loss position, respectively.
The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Furthermore, securities backed by GNMA, FNMA, or FHLMC have the explicit or implicit guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired as of March 31, 2011.
The unrealized losses associated with corporate securities, asset backed securities, and non agency CMO’s were primarily related to securities backed by residential mortgages. All of these securities were above investment grade at March 31, 2011 and December 31, 2010, as rated by at least one major rating agency. For the CMO’s and asset backed securities, we estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired as of March 31, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 6. LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Outstanding loan balances consist of the following at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Commercial	$135,928	$130,579
Real estate — construction loans	31,121	41,327
Real estate — commercial (investor)	224,630	215,697
Real estate — commercial (owner occupied)	66,535	68,055
Real estate — ITIN loans	69,265	70,585
Real estate — mortgage	21,120	19,299
Real estate — equity lines	47,948	48,178
Consumer	6,303	6,775
Other	130	301

	$602,980	$600,796

Less:
Deferred loan fees, net	104	90
Allowance for loan and lease losses	13,610	12,841

	$589,266	$587,865

Age analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 were as follows:

							Recorded
		60-89	Greater				Investment >
	30-59 Days	Days Past	Than 90	Total Past			90 Days and
(Dollars in thousands)	Past Due	Due	Days	Due	Current	Total	Accruing

March 31, 2011
Commercial	$3,849	$—	$—	$3,849	$132,079	$135,928	$—
Commercial real estate:
Construction	99	125	—	224	30,897	31,121	—
Other	23,243	—	—	23,243	267,922	291,165	—
Residential:
1-4 family	8,226	670	6,637	15,533	53,732	69,265	298
Home equities	660	94	445	1,199	67,869	69,068	445
Consumer	6	—	—	6	6,427	6,433	—

Total	$36,083	$889	$7,082	$44,054	$558,926	$602,980	$743

December 31, 2010
Commercial	$1,625	$—	$677	$2,302	$128,277	$130,579	$—
Commercial real estate:
Construction	342	—	—	342	40,985	41,327	—
Other	5,168	—	2,520	7,688	276,064	283,752	—
Residential:
1-4 family	7,857	2,404	6,720	16,981	53,604	70,585	—
Home equities	450	—	—	450	67,027	67,477	—
Consumer	19	—	—	19	7,057	7,076	—

Total	$15,461	$2,404	$9,917	$27,782	$573,014	$600,796	$—

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
Pursuant to Company policy, payments received on loans that are on nonaccrual status are applied to principal until such time the loan is reclassified to accrual status. It is the Company’s policy to resume the accrual of interest on any loan on nonaccrual status when, at a minimum, six consecutive payments of the original or modified contractual terms has occurred, and it is more likely than not that contractual or modified payment amounts will continue into the foreseeable future. Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $163.3 thousand and $43 thousand during the three months ended March 31, 2011 and March 31, 2010, respectively.
Nonaccrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Commercial	$2,849	$2,302
Commercial real estate:
Construction	224	342
Other	3,706	7,066
Residential:
1-4 family	11,704	10,704
Home equities	96	97
Consumer	—	—

Total	$18,579	$20,511

The Company considers and defines a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. Management assesses all loans, either individually or in aggregate (homogenous retail credits), that meet the Company’s definition of impairment. Management classifies all troubled debt restructures (TDRs) as impaired. The Company generally applies all cash payments received on impaired loans towards the reduction of outstanding principal.
Pursuant to Company policy, interest income is recognized on TDRs with certain terms. When determining whether to accrue interest on a TDR, the following criteria is applied on a loan-by-loan basis:
•	An impairment assessment has been completed on the TDR loan, as prescribed by ASC 310, and no impairment has been identified,

•	the borrower has not been delinquent 90 or more days prior to the loan modification date, and

•	it is more likely than not that the modified payment amounts will continue into the foreseeable future.
Under the circumstances when a TDR is delinquent 90 or more days at the date of the modification, it is the Company’s policy to maintain the TDR on nonaccrual status. Pursuant to such status, all cash payments received are applied to principal until such time the TDR borrower has made a minimum six consecutive payments in conformance with the modified contractual terms, and it is more likely than not that the borrower’s modified payment amounts will continue into the foreseeable future.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Impaired loans are set forth in the following table. Interest income was recognized on performing TDR’s, and other impaired loans that were not classified as nonaccrual status.

	As of March 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$116	$120	$—	$202	$—
Commercial real estate:
Construction	125	247	—	520	6
Other	4,377	6,776	—	5,663	19
Residential:
1-4 family	8,621	11,002	—	7,859	—
Home equities	329	338	—	513	2

Total with no related allowance recorded	$13,568	$18,483	$—	$14,757	$27
With an allowance recorded:
Commercial	$2,733	$4,997	$682	$2,377	$—
Commercial real estate:
Construction	2,427	2,428	139	2,427	93
Other	2,946	2,951	189	2,948	52
Residential:
1-4 family	9,165	9,585	696	8,998	119
Home equities	1,047	1,047	105	932	21

Total with an allowance recorded	$18,318	$21,008	$1,811	$17,682	$285
Subtotal:
Commercial	$2,849	$5,117	$682	$2,579	$—
Commercial real estate	$9,875	$12,402	$328	$11,558	$170
Residential	$19,162	$21,972	$801	$18,302	$142

Total	$31,886	$39,491	$1,811	$32,439	$312

	As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$120	$120	$—	$445	$—
Commercial real estate:
Construction	718	947	—	2,002	2
Other	9,527	12,421	—	9,942	10
Residential:
1-4 family	8,067	9,745	—	8,393	78
Home equities	97	105	—	236	—

Total with no related allowance recorded	$18,529	$23,338	$—	$21,018	$90
With an allowance recorded:
Commercial	$2,182	$9,372	$449	$2,532	$—
Commercial real estate:
Construction	2,428	3,347	139	2,374	74
Other	1,160	3,022	111	923	27
Residential:
1-4 family	8,716	9,298	599	4,562	30
Home equities	901	901	90	—	—

Total with an allowance recorded	$15,387	$25,940	$1,388	$10,391	$131
Subtotal:
Commercial	$2,302	$9,492	$449	$2,977	$—
Commercial real estate	$13,833	$19,737	$250	$15,241	$113
Residential	$17,781	$20,049	$689	$13,191	$108

Total	$33,916	$49,278	$1,388	$31,409	$221

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
Performing and nonperforming loans, segregated by class of loans, are as follows:

	March 31, 2011
(Dollars in thousands)	Performing	Nonperforming	Total

Commercial	$133,079	$2,849	$135,928
Commercial real estate:
Construction	30,897	224	31,121
Other	287,459	3,706	291,165
Residential:
1-4 family	57,262	12,003	69,265
Home equities	68,527	541	69,068
Consumer	6,433	—	6,433

Total	$583,657	$19,323	$602,980

	December 31, 2010
(Dollars in thousands)	Performing	Nonperforming	Total

Commercial	$128,277	$2,302	$130,579
Commercial real estate:
Construction	40,985	342	41,327
Other	276,686	7,066	283,752
Residential:
1-4 family	59,881	10,704	70,585
Home equities	67,380	97	67,477
Consumer	7,076	—	7,076

Total	$580,285	$20,511	$600,796

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
The following represents potential characteristics of a Special Mention Grade but do not necessarily generate automatic reclassification into this loan grade:
•	Adequate Cashflows — borrowers in this category demonstrate adequate cashflows and Debt Service Coverage Ratios, but also reflect adverse trends in operations or continuing financial deterioration that, if it does not stabilize and reverse in a reasonable timeframe, retirement of the debt may be jeopardized.
•	Adequate Collateral Margin — the collateral securing the debt remains adequate but also exhibits a continuing declining trend in value or volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate, but should the negative collateral trend continue, the full recovery of the outstanding debt under a liquidation scenario could be jeopardized.
•	Qualitative Factors — while the borrower’s cashflow and/or collateral margin continue to deteriorate but generally remain adequate, one or more quantitative and qualitative factors may also be factoring into assigning a Special Mention Grade including inadequate or incomplete loan documentation, perfection of collateral, inadequate credit structure, borrower unable or unwilling to produce current and adequate financial information, and any other relevant factors.
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
The following represents, but is not limited to, the potential characteristics of a Substandard Grade and do not necessarily generate automatic reclassification into this loan grade:
•	Sustained or substantial deteriorating financial trends,

•	Unresolved management problems,

•	Collateral is insufficient to repay debt; collateral is not sufficiently supported by independent sources, such as asset-based financial audits, appraisals, or equipment evaluations,

•	Improper perfection of lien position, which is not readily correctable,

•	Unanticipated and severe decline in market values,

•	High reliance on secondary source of repayment,

•	Legal proceedings, such as bankruptcy or a divorce, which has substantially decreased the borrower’s capacity to repay the debt,

•	Fraud committed by the borrower,

•	IRS liens that take precedence,

•	Forfeiture statutes for assets involved in criminal activities,

•	Protracted repayment terms outside of policy that are for longer than the same type of credit in the Company portfolio,

•	Any other relevant quantitative or qualitative factor that negatively affects the current net worth and paying capacity of the borrower or of the collateral pledged, if any.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Doubtful Grade — A credit risk rated as Doubtful has all the weaknesses inherent in a credit classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. As such, all doubtful loans are considered impaired. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:
•	Proposed merger(s),

•	Acquisition or liquidation procedures,

•	Capital injection,

•	Perfecting liens on additional collateral,

•	Refinancing plans,
Generally, a Doubtful grade does not remain outstanding for a period greater than six months. After six months, the pending events should have either occurred or not occurred. The credit grade should have improved or the principal balance charged against the ALLL.
Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee.

	March 31, 2011
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Commercial	$104,749	$17,000	$1,596	$9,850	$2,733	$135,928
Commercial real estate:
Construction	12,425	12,676	43	5,878	99	31,121
Other	242,836	21,758	17,947	8,423	201	291,165
Residential:
1-4 family	54,661	—	—	14,604	—	69,265
Home equities	41,499	3,788	12,145	10,589	1,047	69,068
Consumer	6,096	190	71	76	—	6,433

Total	$462,266	$55,412	$31,802	$49,420	$4,080	$602,980

	December 31, 2010
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Commercial	$96,691	$17,100	$2,454	$12,153	$2,181	$130,579
Commercial real estate:
Construction	26,960	8,228	44	5,995	100	41,327
Other	237,086	34,420	1,125	8,401	2,720	283,752
Residential:
1-4 family	57,390	—	—	13,195	—	70,585
Home equities	39,085	4,428	12,765	10,298	901	67,477
Consumer	6,544	362	73	97	—	7,076

Total	$463,756	$64,538	$16,461	$50,139	$5,902	$600,796

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses and Recorded Investment in Financing Receivables:

	As of March 31, 2011
		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:	$4,185	$3,900	$46	$4,561	$149	$12,841
Beginning balance
Charge-offs	(252)	(1,003)	(19)	(692)	—	(1,966)
Recoveries	35	22	1	277	—	335
Provision	147	1,592	6	804	(149)	2,400

Ending balance	$4,115	$4,511	$34	$4,950	$—	$13,610

Ending balance:
individually evaluated for impairment	$682	$328	$—	$801	$—	$1,811
Ending balance:
collectively evaluated for impairment	$3,433	$4,183	$34	$4,149	$—	$11,799
Financing receivables
Ending balance	$135,928	$322,286	$6,433	$138,333	$—	$602,980
Ending balance individually evaluated for impairment	$2,849	$9,875	$—	$19,162	$—	$31,886
Ending balance collectively evaluated for impairment	$133,079	$312,411	$6,433	$119,171	$—	$571,094

	As of December 31, 2010
		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,306	$3,535	$35	$2,059	$272	$11,207
Charge-offs	(4,192)	(3,391)	—	(4,506)	—	(12,089)
Recoveries	393	154	8	318	—	873
Provision	2,678	3,602	3	6,690	(123)	12,850

Ending balance	$4,185	$3,900	$46	$4,561	$149	$12,841

Ending balance:
individually evaluated for impairment	$449	$250	$—	$689	$—	$1,388
Ending balance:
collectively evaluated for impairment	$3,736	$3,650	$46	$3,872	$149	$11,453
Financing receivables
Ending balance	$130,579	$325,079	$7,076	$138,062	$—	$600,796
Ending balance individually evaluated for impairment	$2,302	$13,833	$—	$17,781	$—	$33,916
Ending balance collectively evaluated for impairment	$128,277	$311,246	$7,076	$120,281	$—	$566,880

The ALLL totaled $13.6 million or 2.26% of total loans at March 31, 2011 compared to $12.8 million or 2.14% at December 31, 2010. The related allowance allocation for the ITIN portfolio was $3.0 million and $2.9 million at March 31, 2011 and December 31, 2010, respectively. In addition, as of March 31, 2011, the Company has $127.1 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $422 thousand in other liabilities.
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
The following is a brief summary, by loan type, of management’s evaluation of the general risk characteristics and underwriting standards:
Commercial Loans — Commercial loans are underwritten after evaluating the borrower’s financial ability to maintain profitability including future expansion objectives. In addition, the borrower’s qualitative qualities are evaluated, such as management skills and experience, ethical traits, and overall business acumen.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Commercial loans are primarily extended based on the cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may deviate from initial projections, and the value of collateral securing these loans may vary.
Most Commercial loans are generally secured by the assets being financed and other business assets such as accounts receivable or inventory. Management may also incorporate a personal guarantee; however, some short-term loans may be extended on an unsecured basis. Repayment of Commercial loans secured by accounts receivable may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial Real Estate (CRE) Loans — CRE loans are subject to similar underwriting standards and processes as Commercial loans. CRE loans are viewed predominantly as cash flow loans and secondarily, as loans collateralized by real estate.
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
The Company’s ALLL is a reserve established through a provision for probable loan losses charged to expense. The ALLL represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans as of the financial statement date presented.
The Company’s ALLL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 (Contingencies) and ASC Topic 310 (Receivables).
Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provide the foundation for the three major components of the Company’s ALLL: (1) historical valuation allowances established in accordance with ASC 450 for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310 and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the Company’s ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.”

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
Valuation allowances specific to the ITIN and purchased Home Equity Portfolios
ITIN Portfolio — During fiscal year 2010, management increased the general valuation allowance for the portfolio to 4.05%, and currently as of March 31, 2011 had allocated 4.33% of the outstanding principal balance. The following factors were considered in determining the reserve increase during 2010:
•	Increased delinquencies — 20% of the portfolio was delinquent 30 days or more as of December 31, 2010.

•	Servicer modification efforts were generally extending beyond a typical timeframe

•	Mortgage insurance — A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials.

•	Sale of OREO — An emerging trend in the lengthening disposition of ITIN OREO had developed, including the potential for decreased recoveries and consequently increased net charge-offs.

•	Lack of loss guaranty due to settlement.
In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Subsequent to the settlement of the put reserve, the ITIN portfolio experienced approximately $640 thousand and $185.1 thousand in charge offs during the remainder of 2010, and the three months ended March 31, 2011, respectively. Management has estimated that related recoveries will approximate 90% of amounts charged off. As of March 31, 2011, 18.82% of the ITIN loan portfolio was delinquent 30 days or more.
Home Equity Portfolio — On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2010, the Company’s specific valuation allowance pertaining to this loan pool was $758 thousand or 4.25% of the outstanding principal balance. As of March 31, 2011 the Company’s specific valuation allowance pertaining to this pool was $1.1 million or 6.06% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represents a credit enhancement. As such, management considers this put reserve in estimating potential losses in the home equity portfolio.
The put reserve is an irrevocable first loss guarantee from the seller that provides us the right to put back delinquent home equity loans to the seller that are 90 days or more delinquent, up to an aggregate amount of $1.5 million. As of March 31, 2011 the Company had a put reserve balance of $814 thousand or 4.79% of the outstanding principal balance of $17.1 million. This guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability on the Company’s consolidated balance sheet. At the end of the three year term of this loss guarantee, on March 11, 2013, the Company will be required to return the unused portion of the put reserve in the form of a cash deposit to the seller.
NOTE 7. OTHER REAL ESTATE OWNED
OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Subsequent to foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in noninterest expense in the Consolidated Statements of Income.
At March 31, 2011 and December 31, 2010, the recorded investment in OREO was $3.9 million and $2.3 million, respectively. For the three months ended March 31, 2011 the Company transferred foreclosed property from five loans in the amount of $2.1 million to OREO and adjusted the balances through charges to the ALLL in the amount of $723.3 thousand relating to the transferred foreclosed property. During the first quarter, the Company sold seven properties with balances of $357.1 thousand for a net loss of $162.4 thousand, recorded $187 thousand in write downs of existing OREO in other noninterest expense, The March 31, 2011 OREO balance of $3.9 million consists of thirteen properties, of which eleven are secured with 1-4 family residential real estate in the amount of $721.8 thousand. The remaining two properties consist of vacant commercial land and a vacant commercial building in the amount of $1.4 million and $1.7 million, respectively.
On April 15, 2011, the Company sold the vacant commercial building for $1.6 million, equal to the properties cost basis.
NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of March 31, 2011 are below:

(Dollars in thousands)
Amounts due in:

2011	$591
2012	606
2013	488
2014	499
2015	164
Thereafter	270

Total	$2,618

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
FHLB Advances — The Company has advances from the Federal Home Loan Bank of San Francisco (“FHLB”) totaling $141 million as of March 31, 2011 and $70 million as of March 31, 2010. The Company has two fixed rate advances for $6 million and $120 million, with interest payable semiannually and monthly, respectively. In addition, the Company has one floating rate advance for $15 million. The floating rate adjusts quarterly to 3 month LIBOR plus 1 basis point, with interest payable quarterly.
The following table illustrates borrowings outstanding at the end of the period:

(Dollars in thousands)	Advance Amount	Interest Rate	Maturity

	$120,000	0.29%	June 6, 2011
	6,000	0.33%	February 28, 2012
	15,000	0.32%	March 5, 2013

The borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available-for-sale securities portfolio.
Based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $7.6 million. Furthermore, the Company has pledged $268.9 million of its commercial and real estate mortgage loans, and has borrowed $135 million against the pledged loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2011, the Company held $38.8 million in securities with the FHLB for pledging purposes. Of this amount $6.0 million are pledged as collateral against borrowings, and the remaining securities are considered unpledged. At March 31, 2011, the Company had an available borrowing line at the FHLB of $52.5 million.
Other Available Borrowing Lines — The Company may periodically obtain secured borrowings from the Federal Reserve Bank of San Francisco (“FRB”). FRB borrowings outstanding were $0 as of March 31, 2011 and $0 as of March 31, 2010. The FRB’s discount window credit facility is limited to overnight borrowings. The Company has pledged $66.1 million in commercial loans as collateral as of March 31, 2011, and had available borrowing lines at the FRB of $41.0 million. In additions, at March 31, 2011, the Company had a federal funds borrowing line at a correspondent bank totaling $10.0 million.
Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters various types of transactions, which involve financial instruments with off-balance sheet risk.
These instruments include commitments to extend credit and standby letters of credit, which are not reflected in the accompanying consolidated balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk more than the amount, if any recognized, in the consolidated balance sheets.
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
The Company’s commitments to extend credit are illustrated below:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Off-balance sheet commitments:
Commitments to extend credit	$127,094	$146,915
Standby letters of credit	3,252	3,509
Guaranteed commitments outstanding	1,299	1,299

Total commitments	$131,645	$151,723

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons among which are either (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement and (3) an early payment default occurs from a mortgage originated by the Company. As of March 31, 2011, the Company has recorded $357 thousand in other liabilities for estimated buy backs for early payment defaults, representations and warranties. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements, and the Company considers the impact to the consolidated financial statements to be immaterial.
The Company entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, the Company is committed to deliver $264 million in loan volume over the period from March 1, 2010 through February 28, 2011. Upon failure to deliver minimum loan volume quarterly, the Company is responsible to pay a non-delivery fee to the purchaser. As of February 28, 2011, the Company met the volume commitments. As of March 31, 2011 there are no mandatory forward loan volume commitment agreements.
NOTE 9. ACCOUNTING FOR INCOME TAX AND UNCERTAINTIES
The Company’s effective income tax rate was 20.81% for the three months ended March 31, 2011, compared with 36.76% for the three months ended March 31, 2010. The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans.

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
NOTE 10. FAIR VALUE MEASUREMENT
The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table), whether or not recognized or recorded at fair value in the consolidated balance sheets.
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

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(Dollars in thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial assets
Cash and cash equivalents	$68,296	$68,296	$63,256	$63,256
Portfolio loans, net	589,266	604,310	587,865	595,442
Mortgages loans held for sale	18,963	18,963	42,995	42,995
Interest receivable	4,299	4,299	3,845	3,845
Financial liabilities
Deposits	628,089	630,218	648,702	650,200
Securities sold under agreements to repurchase	14,607	14,607	13,548	13,548
Federal Home Loan Bank advances	141,000	140,998	141,000	140,963
Subordinated debenture	15,465	6,726	15,465	6,633
Interest payable	484	484	458	458

	Contract		Contract
Off balance sheet financial instruments:	Amount		Amount
Commitments to extend credit	$127,094		$146,915
Standby letters of credit	$3,252		$3,509
Guaranteed commitments outstanding	$1,299		$1,299

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:
Cash and cash equivalents — The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.
Portfolio loans receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FHLB advances — The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of March 31, 2011. For variable rate FHLB borrowings, the carrying value approximates fair value.
Subordinated debenture — The fair value of the subordinated debenture is estimated by discounting the future cash flows (interest payments at a rate of 7.35% and 7.40% for Bank of Commerce Holdings Trust, and Bank of Commerce Holdings Trust II, respectively) using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. We have used the average spread of the twenty two and twenty four year BBB rated U.S. Bank Composite to calculate the credit-risk-related discount of future cash flows.
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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, derivatives, and the earn out payable are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as collateral dependent impaired loans and certain other assets including OREO and goodwill. These non recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write downs of individual assets.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at March 31, 2011
Recurring basis	Total	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of states and political subdivisions	$62,136	$—	$62,136	$—
Corporate securities	22,834	—	22,834	—
Other investment securities (1)	100,747	—	100,747	—

Total assets measured at fair value	$185,717	$—	$185,717	$—

Earn out payable	596	—	—	596

Total liabilities measured at fair value	$596	$—	$—	$596

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.

(Dollars in thousands)	Fair Value at December 31, 2010
Recurring basis	Total	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of states and political subdivisions	$64,151	$—	$64,151	$—
Corporate securities	28,957	—	28,957	—
Other investment securities (1)	96,127	—	96,127	—
Derivatives	2,341	—	2,341	—

Total assets measured at fair value	$191,576	$—	$191,576	$—

Earn out payable	986	—	—	986

Total liabilities measured at fair value	$986	$—	$—	$986

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2011 and twelve months ended December 31, 2010. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	March 31,	December 31,
	2011	2010

Beginning balance	$986	$965
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total losses
Included in earnings (or changes in net liabilities)	(390)	21
Included in other comprehensive income	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Ending balance	$596	$986
The available-for-sale securities amount above represents securities that have been adjusted to their fair value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things. The Company has determined that the source of the derivative fair values fall with Level 2 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The derivative amount disclosed in the December 31, 2010 recurring fair value table above represent the fair value of the Company’s interest rate swaps. The valuation of the Company’s interest rate swaps are obtained from a third-party pricing service. The fair values are determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of the derivative fair values fall with Level 2 of the fair value hierarchy.
The earn out payable amount above represents the fair value of the Company’s earn out incentive agreement with the Bank of Commerce Mortgage subsidiary. The mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. The expected contractual cash flows are discounted using the one and two year treasury rates coinciding with their expected payment dates. As such, the Company has determined that the fair values fall with Level 3 of the fair value hierarchy.
Assets and Liabilities Recorded at Fair Value on a Non Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a non recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.
Assets measured at fair value on a non recurring basis are included in the table below. No liabilities were measured at fair value on a non recurring basis at March 31, 2011 or December 31, 2010.

(Dollars in thousands)	Fair Value at March 31, 2011
					Total
Non recurring basis	Total	Level 1	Level 2	Level 3	(Losses)

Impaired loans	$2,108	$—	$—	$2,108	$(1,119)
Other real estate owned	3,506	—	—	3,506	(187)

Total assets measured at fair value	$5,614	$—	$—	$5,614	$(1,306)

(Dollars in thousands)	Fair Value at December 31, 2010
					Total
Non recurring basis	Total	Level 1	Level 2	Level 3	(Losses)

Impaired loans	$12,982	$—	$—	$12,982	$(6,726)
Other real estate owned	1,994	—	—	1,994	(1,571)
Goodwill	3,695	—	—	3,695	(32)

Total assets measured at fair value	$18,671	$—	$—	$18,671	$(8,329)

For the three months ended March 31, 2011:
•	Collateral dependent impaired loans with a carrying amount of $3.2 million were written down to their fair value of $2.1 million resulting in a $1.1 million adjustment to the ALLL.
•	OREO with a carrying amount of $3.7 million was written down to fair value of $3.5 million resulting in a loss of $187.0 thousand which was included in earnings for the period.
The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The OREO amount above represents impaired real estate that has been adjusted to fair value. OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recognized within net loss on real estate owned. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The Company records OREO as a nonrecurring Level 3.
The Goodwill amount in the December 31, 2010 nonrecurring fair value table above represents goodwill that has been adjusted to fair value. The fair value of goodwill is estimated using a Market and Income approach, and is provided to the Company by a third party independent valuation consultant. See Note 8 in the Company’s December 31, 2010 financial statements, incorporated in the annual December 31, 2010 10-K filing for further disclosure pertaining to the goodwill impairment analysis. The Company records goodwill as a nonrecurring Level 3 when impairment is recorded.
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
NOTE 11. TRANSFER OF FINANCIAL ASSETS
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
At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principle balance of approximately $39.2 thousand, a weighted average credit score of 744, a weighted average loan to value of 86.44%, and a weighted average yield of 7.76%. Fifty one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed throughout the United States.
NOTE 12. SEGMENT REPORTING
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
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with twelve offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, Washington, and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income as of March 31, 2011, and March 31, 2010.

(Dollars in thousands)	Three Months Ended March 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$8,788	$—	$(54)	$(158)	$8,576
Provision for loan and lease losses	2,400	—	—	—	2,400
Total noninterest income	975	2,288	—	158	3,421
Total noninterest expense	4,774	2,594	158	—	7,526

Income before provision for income taxes	2,589	(306)	(212)	—	2,071
Provision for income taxes	688	(257)	—	—	431

Net income	1,901	(49)	(212)	—	1,640
Less: net income attributable to non-controlling interest	—	(24)	—	—	(24)

Net income attributable to Bank of Commerce Holdings	$1,901	$(25)	$(212)	$—	$1,664

(Dollars in thousands)	Three Months Ended March 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$7,797	$(1)	$(155)	$(124)	$7,517
Provision for loan and lease losses	2,250	—	—	—	2,250
Total noninterest income	1,424	2,394	—	124	3,942
Total noninterest expense	4,408	2,638	139	—	7,185

Income before provision for income taxes	2,563	(245)	(294)	—	2,024
Provision for income taxes	744	—	—	—	744

Net income	1,819	(245)	(294)	—	1,280
Less: net income attributable to non-controlling interest	—	(255)	—	—	(255)

Net income attributable to Bank of Commerce Holdings	$1,819	$10	$(294)	$—	$1,535
The following table represents financial information about the Company’s reportable segments at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated

Total assets	$906,527	$16,882	$120,174	$(128,058)	$915,525
Total portfolio loans, gross	$609,776	$—	$2,242	$(9,037)	$602,981
Total deposits	$633,132	$—	$—	$(5,043)	$628,089

(Dollars in thousands)	December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated

Total assets	$923,832	$23,912	$118,173	$(126,784)	$939,133
Total portfolio loans, gross	$606,646	$—	$2,289	$(8,139)	$600,796
Total deposits	$655,802	$—	$—	$(7,100)	$648,702
NOTE 13. DERIVATIVES
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. Presently, the Company does not use derivatives for trading or speculative purposes.
The primary underlying risk exposure of the derivative instruments is the timing and level of changes in interest rates counter to management’s expectations. Furthermore, interest rate swap agreements involve the risk of dealing with institutional counterparties and their ability to adhere to contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. Oversight of the Derivatives and Hedging Program is the responsibility of the Asset/Liability Committee of the Company’s Board of Directors.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of December 31, 2010. The Company did not carry any derivatives as of March 31, 2011. The total of $75.0 million represents interest rate swaps designated as cash flow hedges.
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
The following table summarizes the type of derivative and their location on the consolidated balance sheet and the fair values of such derivatives as of December 31, 2010. See Note 10 in these consolidated financial statements for further detail on the valuation of the Company’s interest rate swaps.
(Dollars in thousands)

Underlying		Balance Sheet
Risk Exposure	Description	Location	Fair Value	Maturity
Asset Derivatives
Interest rate contract	Forward starting interest rate swaps	Other assets	$(22)	September 1, 2012
Interest rate contract	Forward starting interest rate swaps	Other assets	$198	September 1, 2013
Interest rate contract	Forward starting interest rate swaps	Other assets	$443	September 1, 2014
Interest rate contract	Forward starting interest rate swaps	Other assets	$611	September 1, 2015
Interest rate contract	Forward starting interest rate swaps	Other assets	$1,111	March 1, 2017

		Total	$2,341
On February 4, 2011, the Board’s Asset/Liability Committee terminated the Company’s forward starting swap positions and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.
The Board’s Asset/Liability Committee terminated the forward starting swaps due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in three month Libor rate index. The $3.0 million in cash received from the counterparty related to the cash flow hedge reflects gains to be reclassified into earnings. Although the hedge designation was removed, management believes the forecasted transaction to be probable. Accordingly, the gains will be reclassified from other comprehensive income to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction will affect earnings.

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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk factors that may affect results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2010 to March 31, 2011. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2011, compared to the same period in 2010. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
Company Overview
Bank of Commerce Holdings (“Company,”, “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of Commercetm (“Bank”), which operates under two separate names (Redding Bank of Commercetm and Roseville Bank of Commercetm, a division of Redding Bank of Commerce) and for Bank of Commerce Mortgagetm, our majority-owned mortgage brokerage subsidiary. We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”
The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce ï Bank of Choicetm” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest-bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank offers wealth management services through a 3rd party investment broker.
In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with twelve offices in two different states and licenses in California, Oregon, Washington, and Colorado. The business was formed in 1993 and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce Mortgagetm in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce Mortgagetm include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.
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
Utilize the Strength of Our Management Team. The experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long-term strategies, operating plans and performance measures and reviews our performance to plan on a monthly basis. Our Credit Round Table Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Information Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. Our ALCO Round Table Committee establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of March 31, 2011, we had $23.2 million in nonperforming assets, including OREO of $3.9 million, which as a percentage of total assets was 2.45%. We also seek to maintain a prudent ALLL, which at March 31, 2011 was $13.6 million, representing 2.26% of our loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Build a Stable Core Deposit Base. We will continue to grow a stable core deposit base of business and retail customers. In the event that our asset growth outpaces these local core deposit funding sources, we will continue to utilize FHLB borrowings and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees. We will continue to use “hot spot” consumer depositories with state of the art technologies in highly convenient locations to enhance our core deposit base.
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
We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. In addition, the State of California is currently experiencing significant budgetary and fiscal difficulties, which include terminating and furloughing state employees. The businesses operating in California and Sacramento in particular depend on these state employees for business, and reduced spending activity by these state employees could have a material impact on the success or failure of these businesses, some of which are current or potential future customers of the Bank. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:
•	Loan delinquencies may further increase causing additional increases in our provision and ALLL;
•	Financial sector regulators may adopt more restrictive practices or interpretations of existing regulations, or adopt new regulations;
•	Collateral for loans made by the Bank, especially real estate related, may continue to decline in value, which in turn could reduce a client’s borrowing power, and reduce the value of assets and collateral associated with our loans held for investment;
•	Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services; and
•	Performance of the underlying loans in the private label mortgage backed securities we hold may continue to deteriorate as the recession continues, potentially causing other-than-temporary impairment markdowns to our investment portfolio.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.
Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in nonperforming assets. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.
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
As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs. A large percentage of our loan portfolio is secured by commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, and therefore repayment of these loans is often dependent on the cash flow of the borrower which may be unpredictable. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the ALLL, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Monitoring and servicing our Individual Tax Identification Number (“ITIN”) residential mortgage loans could prove more costly and time consuming than previously modeled.
In April 2009, we completed a loan swap transaction, whereby we exchanged, without recourse, $14.0 million in certain nonperforming assets measured at fair value and cash of approximately $67.0 million for a pool of performing ITIN loans with an estimated fair value of $80.7 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense.
Future loan losses may exceed the allowance for loan and lease losses.
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
We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the ALLL, which management believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the loan portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.
Interest rate fluctuations, which are out of our control, could harm profitability.
Our income is highly dependent on interest rate differentials and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of our preference for using variable rate pricing on the majority of our loan portfolio and noninterest bearing demand deposit accounts we are frequently asset sensitive. However, presently we are liability sensitive, because many of the variable rate loans are presently at their floors.

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
Our equity holdings consist of shares of the FHLB. As of March 31, 2011, we held stock in the FHLB totaling $7.6 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of March 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.
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
On November 14, 2008, in exchange for an aggregate purchase price of $17.0 million, we issued and sold to the Treasury pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program the following: (1) 17,000 shares of our newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (“Series A Preferred Stock”); and (2) a warrant to purchase up to 405,405 shares of our common stock, no par value per share, at an exercise price of $6.29 per share, subject to certain anti-dilution and other adjustments. The warrant may be exercised for up to ten years after issuance.
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
In the event that we fail to pay dividends on the Series A Preferred Stock for a total of at least six quarterly dividend periods (whether or not consecutive), the Treasury will have the right to appoint two directors to our Board of Directors until all accrued but unpaid dividends have been paid. Otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights.

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
Effective April 1, 2011 the FDIC adopted the final rule relating to the deposit insurance assessment base, assessment rate adjustments, deposit insurance assessment rates, dividends and large bank price methodology. Many of the changes were made as a result of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) signed into law on July 21, 2010.
Accordingly, the revision to the rules governing the calculation for the deposit insurance could potentially impact the Company’s deposit insurance assessments. Furthermore, and in accordance to the new ruling, the Company may potentially be subject to an increase in assessment rates for brokered deposits.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, and the issuance of 405,405 shares underlying the warrant issued to the Treasury pursuant to the TARP Capital Purchase Program, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 16,991,495 shares were outstanding as of March 31, 2011. In addition there are 300,080 shares subject to common stock options outstanding with a weighted average exercise price of $8.17 per share.
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
On April 14, 2010 the Company announced that the underwriters of the Offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The option was granted in connection with the Company’s Offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the Offering of approximately $33.0 million, after deducting the underwriting discount and offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the Offering to 8,280,000.
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
In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that would require a supermajority vote of 66-2/3% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction would have to equal or exceed the greater of (1) the highest per share price paid by the Interested Shareholder (a) within two years of the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement); and (2) the fair market value of the Common Stock on (a) the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).
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
At March 31, 2011, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time. As of March 31, 2011, the fair value of the trust preferred securities were $6.7 million which was significantly lower than their carrying amount. The difference between their fair values and carrying values can be attributed to the increase in long term rates and credit risk premiums for bonds of similar nature, since their issuance.
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
Since we are a holding company with no significant assets other than the Bank and our majority-owned mortgage company, we have no material source of income other than dividends received from the Bank and the mortgage company. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s and mortgage company’s ability to pay dividends to us. Moreover, banks and financial holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
At March 31, 2011, time certificates of deposit in excess of $100 thousand represented approximately 35.96% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.
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
(3) The Act restricts the amount of trust preferred securities (TPS) that may be considered as Tier 1 Capital. For depository institution holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. Beginning January 1, 2013, Bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.
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
For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Management.”
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
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with twelve offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, Washington, and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(Unaudited)	Three months ended
	March 31, 2011	March 31, 2010

Profitability
Return on average assets	0.72%	0.75%
Return on average equity	6.35%	8.76%
Average earning assets to total average assets	92.09%	89.51%
Interest Margin
Net interest margin	4.02%	4.12%
Asset Quality
Allowance for loan and lease losses to total loans	2.26%	2.00%
Nonperforming assets to total assets	2.45%	2.02%
Net charge-offs to average loans	0.27%	0.20%
Liquidity
Loans to deposits	95.99%	98.38%
Liquidity ratio	44.70%	49.78%
Capital
Tier 1 Risk-Based Capital — Bank	14.79%	15.35%
Total Risk-Based Capital — Bank	16.05%	16.61%
Tier 1 Risk-Based Capital — Company	15.10%	14.90%
Total Risk-Based Capital — Company	16.36%	16.16%
Efficiency
Efficiency ratio	62.74%	62.70%
Financial Highlights — Results of Operations
Balance Sheet
As of March 31, 2011, the Company had total consolidated assets of $915.5 million, total net portfolio loans of $589.3 million, an ALLL of $13.6 million, deposits outstanding of $628.1 million, and stockholders’ equity of $106.1 million.
The Company continued to maintain a strong liquidity position during the reporting period. As of March 31, 2011 the Company maintained cash positions at the Federal Reserve Bank (FRB) and correspondent banks in the amount of $31.3 million. The Company also held certificates of deposits with other financial institutions in the amount of $37.0 million, which the Company considers highly liquid.
The Company continues to maintain a relatively low-risk, liquid available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. When taken as a whole, the available-for-sale investment portfolio balances did not change significantly during the quarter ended March 31, 2011. However, during the period the Company continued to reposition the portfolio to mitigate potential interest rate risk and liquidity risk. The Company’s current rate view is that interest rates will rise in the foreseeable future. As such, the objective of the repositioning of the available-for-sale portfolio was to shorten the duration, to reduce interest rate sensitivity in a rising rate environment. As a direct result of the investment portfolio repositioning, the Company recorded approximately $258 thousand in realized gains on sales of securities. Proceeds from the sales were generally used to reinvest in available-for-sale securities.
Overall, the net portfolio loan balance did not change significantly during the quarter ended March 31, 2011. The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $2.4 million in provisions for loan and lease losses for the quarter ended March 31, 2011 compared to $2.3 million for the same period a year ago. The Company’s ALLL as a percentage of total portfolio loans was 2.3% and 2.0% for the three month period ended March 31, 2011 and March 31, 2010, respectively.
Net charge offs were $1.6 million for the three months ended March 31, 2011 compared to net charge offs of $1.3 million for the same period a year ago. The charge-offs were centered in commercial real estate loans and 1-4 family residential loans, where ongoing credit quality issues continue to surface. In addition, the Company’s commercial portfolio continues to weaken, specifically for loans where the borrowers business is tied to real estate. For the foreseeable future, the commercial loan portfolio, as well as the commercial real estate loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions.
During the three months ended March 31, 2011, mortgage loans held for sale decreased by $24.0 million to $19.0 million as of March 31, 2011. The decrease is directly related to lower origination volume, which can be tied to higher long term mortgage interest rates, and continued price deterioration in local and national real estate markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s OREO increased from $2.3 million to $3.9 million for the three months ended March 31, 2011. The increase is primarily due to the transfer in of one large commercial property which carried a fair value of $1.8 million. See Note 7 in the Condensed Consolidated Financial Statements for further details relating to the Company’s OREO. The Company remains committed to working with customers whom are experiencing financial difficulties, to find potential solutions.
Income Statement
Due to conservative loan underwriting, active servicing of problem credits, and maintenance of a healthy net interest margin, the Company has remained profitable during the economic downturn. Accordingly, the Company continues to be well positioned to take advantage of growth opportunities in the coming years. For the first quarter 2011, recorded net income attributable to Bank of Commerce Holdings was $1.7 million, and recorded net income available to common stockholders was $1.4 million, or $0.08 per diluted share.
Net income attributable to Bank of Commerce Holdings and income available to common shareholders for the three months ended March 31, 2011, increased by $360 thousand and $129 thousand, respectively, compared to the same period a year ago.
However, due to the disproportional increase in common shares outstanding, diluted earnings per common share decreased by $0.07 per share over the same period. The increase in common shares outstanding is directly related to the Company’s successful Offering in March 2010. See the subsequent discussion on Capital Management and Adequacy in this document for further information pertaining to the Offering.
The Company continued to pay dividends on common stock during the first quarter 2011, but decreased the per share amount from $0.06 during the first quarter 2010 to $0.03 during the first quarter 2011. The decrease in the dividend rate was executed to ensure that dividend payout ratios remain consistent to periods prior to the Offering.
Return on average assets (ROA) and return on average equity (ROE) for the three months ended March 31, 2011 were 0.72% and 6.35%, respectively, compared with 0.75% and 8.76%, respectively, for the three months ended March 31, 2010. The decrease in return on assets is directly related to lower yields in the loan portfolio, as well as decreased yield in the available-for-sale investment portfolio. The decline in the loan portfolio yields can be attributed to the origination and repricing of loans into relatively lower rates, and their reclassification to nonaccrual status. The decline in the investment portfolio yields can be attributed to the general decline in market interest rates, and lower spreads on mortgage backed securities. The decrease in ROE is attributed to the disproportional increase in average common equity, while net income attributable to the Company remained relatively unchanged.
Liquidity
The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of our customers, withdrawals of our depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.
The Asset/Liability Management Committee (“ALCO”) establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks and federal funds sold, asset liquidity is supported by debt securities in the securities available-for-sale, the ability to sell loans in the secondary market and to pledge loans to access secured borrowing lines of credit with the FHLB, FRB and borrowing lines with other financial institutions.
Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities).
The Company’s consolidated liquidity position remains adequate to meet short-term and long-term future contingencies. At March 31, 2011, the Company had available lines of credit at the FHLB and FRB of approximately $52.5 million and $41.0 million, respectively. The Company also has a $10.0 million federal funds borrowing line with a correspondent bank.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of March 31, 2011.
As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s capital amounts and ratios are presented in the table.
(Dollars in thousands)

			Well
		Actual	Capitalized	Minimum Capital
March 31, 2011	Capital	Ratio	Requirement	Requirement

The Holding Company
Leverage	$116,472	12.56%	n/a	4.00%
Tier 1 Risk-Based	116,472	15.10%	n/a	4.00%
Total Risk-Based	126,169	16.36%	n/a	8.00%

The Bank
Leverage	$108,655	11.80%	5.00%	4.00%
Tier 1 Risk-Based	108,655	14.79%	6.00%	4.00%
Total Risk-Based	117,896	16.05%	10.00%	8.00%
The United States Department of Treasury (“Treasury”) introduced the Capital Purchase Program on October 14, 2008, under which the Treasury was authorized to make up to $250 billion in equity capital available to qualifying healthy financial institutions. Bank of Commerce Holdings qualified for this highly selective program and received capital investment in November of 2008. This capital investment enabled us to leverage into both investments and residential loans intended to support the housing markets, as well as to increase local lending limits to support our communities.
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
Although we are periodically engaged in discussions with potential acquisition candidates, we are not currently party to any purchase or merger agreement. With our strong capital position, we are constantly seeking new opportunities to increase franchise value through loan growth, investment portfolio purchases, and core deposits.
Periodically, the Board of Directors authorizes the Company to repurchase shares. Share repurchase announcements are published in press releases and SEC 8-K filings. Typically we do not give any public notice before repurchasing shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Various factors determine the amount and timing of our share repurchases, including our capital requirements, market conditions and legal considerations. These factors can change at any time and there can be no assurance as to the number of shares repurchased or the timing of the repurchases.
Our policy has been to repurchase shares under the safe harbor conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases. The Company’s potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust notes.
Short and Long Term Borrowings
The Company actively uses FHLB advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At March 31, 2011, the Company’s FHLB advances were of fixed term and variable term borrowings without call or put option features.
At March 31, 2011, the Bank had $141.0 million in FHLB advances outstanding at an average rate of 0.29% compared to $70.0 million at an average rate of 0.18% at March 31, 2010.
Allowance for Loan and Lease Losses
The ALLL, which consists of the allowance for loan losses, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process using several analytical tools and benchmarks, to calculate a range of probable outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge-offs decrease the allowance.
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
Provision for loan and lease losses of $2.4 million were provided for the three months ended March 31, 2011 compared with $2.3 million for the three months ended March 31, 2010. The Company’s ALLL was 2.26% of total loans at March 31, 2011, and 2.0% at March 31, 2010.
The increased level of the Company’s ALLL is primarily a direct reflection in the increased level of nonperforming assets. In addition, an increase in nonperforming assets inherently results in an increasing number of impairment reviews and consequently identified impairment. Refer to the nonperforming assets caption in this document for further detail on nonperforming assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Banks, securities firms and insurance companies can now merge creating a Financial Holding Company that can offer virtually any type of financial service, including banking, securities underwriting, insurance (agency and underwriting), and merchant banking.
Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.
The holding company, subsidiary bank and non-bank subsidiary are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not investors. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies including changes in interpretation and implementation could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer. Our failure to comply with the laws, regulations or policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Supervision and Regulation” section in the Company’s 2010 Annual Report on Form 10-K.
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
The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to the holding company. For more information, refer to “Dividends and Other Distributions” in the Company’s 2010 Annual Report on Form 10-K.
Critical Accounting Policies
Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Management has determined the following five accounting policies to be critical: Valuation of Investments and Impairment of Securities, ALLL, Accounting for Income Taxes, Accounting for Derivative Financial Instruments and Hedging Activities, and Accounting for Fair Value Measurements.
Valuation of Investments and Impairment of Securities
At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.
When an investment is other than temporarily impaired, the Company assesses whether it intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the Company intends to sell the security or if it more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of other-than-temporary impairment is recognized in earnings.

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
The ALCO Committee’s assessment of whether an other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook.
Allowance for Loan and Lease Losses
ALLL is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.
Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole.
Income Taxes
Income taxes reported in the financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. The Company files consolidated federal and combined state income tax returns.
We recognize the financial statement effect of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more-likely-than-not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. Management believes that all of our tax positions taken meet the more-likely-than-not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Derivative Financial Instruments and Hedging Activities
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
These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as fair value hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income. At March 31, 2011 the Company did not maintain any open positions or any other outstanding derivative loan commitments.
•	Interest Rate Swap Agreements - As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At March 31, 2011, the Company did not maintain any interest rate swap agreements.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, securities held-to-maturity that are other-than-temporarily impaired, and goodwill. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.
We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 10 to the Condensed Consolidated Financial Statements in this document.
Net Interest Income and Net Interest Margin
Our primary source of income is derived from net interest income. Net interest income represents the excess of interest and fees earned on assets (loans, securities and other investments) over the interest paid on interest bearing liabilities (deposits and borrowed funds). Net interest margin is net interest income expressed as a percentage of average earning assets.
Net interest income increased $1.1 million to $8.6 million in the first quarter of 2011 compared to $7.5 million during the same period in the prior year, representing a 14.67% increase. Average earning assets increased to $854.0 million during the first quarter of 2011 compared to $730.0 million during the same period in the prior year, which reflects a 16.98% increase.
The significant increase in average earning assets is a result of the Company leveraging the proceeds received from the Offering (see the discussion under “Capital Management and Adequacy” of this document for further discussion regarding the Offering). During 2010, the Company leveraged the net proceeds from the Offering by purchasing approximately $100.0 million in agencies and highly credit rated available-for-sale securities.
The yield on average earning assets was 4.99% for the three months ended March 31, 2011, compared to 5.52% for the same period in the prior year, representing a decrease of 0.53%. Pursuant to the purchase and sale activity in the investment portfolio, certain portfolio securities with higher stated yields were sold, while the securities purchased carried relatively lower stated yields. As a result, the weighted average yield on the available-for-sale investment portfolio decreased by ninety nine basis points compared to March 31, 2010. Accordingly, the decrease in the weighted average yield of the investment portfolio was the main driver contributing the overall decrease in the yield on average earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth our daily average balance sheet, related interest income or expense, and yield or rate paid for the periods indicated. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Average Balances, Interest Income/Expense and Yields/Rates Paid
(unaudited)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Interest Earning Assets
Portfolio loans[1]	$616,374	$8,786	5.70%	$616,617	$9,051	5.87%
Tax-exempt securities	53,127	532	4.01%	31,055	322	4.15%
US government securities	30,148	161	2.14%	19,689	144	2.93%
Mortgage backed securities	71,211	516	2.90%	23,058	295	5.12%
Federal funds sold	—	—	0.00%	968	1	0.41%
Other securities	83,135	651	3.13%	38,653	270	2.79%

Average Earning Assets	853,995	$10,646	4.99%	730,040	$10,083	5.52%
Cash & due from banks	34,505			44,374
Bank premises	9,596			9,887
Other assets	29,232			31,337

Average Total Assets	$927,328			$815,638

Interest Bearing Liabilities
Interest bearing demand	$149,152	$226	0.61%	$149,000	$230	0.62%
Savings deposits	88,291	246	1.11%	70,191	219	1.25%
Certificates of deposit	307,525	1,313	1.71%	338,425	1,761	2.08%
Repurchase agreements	14,218	14	0.39%	10,257	12	0.47%
Other borrowings	159,654	271	0.68%	85,465	344	1.61%

Average Interest Liabilities	718,840	$2,070	1.15%	653,338	$2,566	1.57%
Noninterest bearing demand	98,502			73,217
Other liabilities	5,132			19,006
Shareholders’ equity	104,854			70,077

Average Liabilities and Shareholders’ Equity	$927,328			$815,638

Net Interest Income and Net Interest Margin		$8,576	4.02%		$7,517	4.12%

Interest income on loans includes fee (expense) income of approximately ($19) thousand and $25 thousand for the period ended March 31, 2011, and 2010, respectively.
Average interest bearing liabilities for the three months ended March 31, 2011 was $718.8 million compared to $653.3 million for the three months ended March 31, 2010, representing an increase of $65.5 million. The increase in other borrowings was the main driver of the increase in interest bearing liabilities. Specifically, to leverage the proceeds from the Offering, additional FHLB advances were obtained to purchase available-for-sale securities.
The yield on funding costs decreased to 1.15% compared with 1.57% for the same period in prior year, representing a decrease of 0.42%. The continued decline in market interest rates and the repricing of interest bearing liabilities into the respective lower interest rates was the main driver in the overall decrease in funding costs.

[1]	Average nonaccrual loans and average loans held for sale of $18.8 and $19.5 million are included, respectively

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table set forth changes in interest income and expense for each major category of interest earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not solely attributable to rate or volume has been allocated to volume. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.
Table 2 Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

(Dollars in thousands)	March 31, 2011 over March 31, 2010
	Variance Due to	Variance Due to
	Average Volume	Average Rate	Total

Increase (decrease)
In interest income:
Portfolio loans	$(3)	$(262)	$(265)
Tax-exempt securities	221	(11)	210
US government securities	56	(39)	17
Mortgage backed securities	349	(128)	221
Federal funds sold	—	(1)	(1)
Other securities	348	33	381

Total increase (decrease)	971	(408)	563

(Decrease) increase
In interest expense:
Interest bearing demand	—	(4)	(4)
Savings accounts	50	(23)	27
Certificates of deposit	(132)	(316)	(448)
Repurchase agreements	4	(2)	2
Other borrowings	127	(200)	(73)

Total increase (decrease)	49	(545)	(496)

Net increase (decrease)	$922	$137	$1,059

A combination of increased volume of earning assets and reduced funding costs increased the Company’s net interest income by $1.1 million for the three months ended March 31, 2011 compared to the same period in prior year. Specifically, the increased volume of earning assets contributed to $971 thousand in additional interest income. Furthermore, the decrease in yields on interest bearing liabilities resulted in a decrease in interest expense of $545 thousand. In contrast, lower yields in the loan portfolio and investment portfolio reduced interest income by $408 thousand.
Overall, the Company realized a decrease in net interest margin of 0.10% during the three months ended March 31, 2011 compared to the same period in prior year. The decrease in net interest margin was caused by the decrease in yields on earning assets, which was proportionally greater than the decrease in yields on the Company’s cost of funds. The Company continues to monitor net interest margin diligently, to maintain effective spreads to meet the financial objectives set forth by its Board of Directors.
Noninterest Income
The following table sets forth a summary of noninterest income for the periods indicated.

(Dollars in thousands)	Three Months Ended
	March 31,	March 31,
	2011	2010

Noninterest income:
Service charges on deposit accounts	$50	$82
Payroll and benefit processing fees	129	128
Earnings on cash surrender value — Bank owned life insurance	111	108
Net gain on sale of securities available-for-sale	258	931
Merchant credit card service income, net	270	54
Mortgage brokerage fee income	2,492	2,539
Other income	111	100

Total noninterest income	$3,421	$3,942

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, and mortgage brokerage fee income.
Noninterest income for the three months ended March 31, 2011 was $3.4 million or 24.3% of total gross revenues compared to $3.9 million or 28.1% of total gross revenues during the same period in prior year. The decrease in noninterest income is primarily due to decreased gains realized from sales in the investment portfolio compared to the same period in prior year. Gains realized in the investment portfolio during the three months ended March 31, 2011 were $258 thousand compared to $931 thousand for the three months ended March 31, 2010, representing a decrease of $673 thousand.
Mortgage brokerage fee income is primarily derived from origination fees on residential mortgage loans and from the sale of mortgage loans to financial institutions. Loan origination fees and sales fees earned on brokered loans are recorded as income when the loans are sold. Mortgage brokerage fee income continues to account for a material amount the Company’s noninterest income. Mortgage Services brokerage fee income for the three months ended March 31, 2011 was $2.5 million compared to $2.5 million for the same period in prior year.
Noninterest Expense
The following table sets forth a summary of noninterest expense for the periods indicated.

(Dollars in thousands)	Three Months Ended
	March 31,	March 31,
	2011	2010

Noninterest expense:
Salaries & related benefits	$4,253	$3,711
Occupancy & equipment expense	708	926
Write down of other real estate owned	187	184
FDIC insurance premium	372	251
Data processing fees	99	89
Professional service fees	550	400
Directors deferred fee compensation plan	127	118
Stationery & supplies	43	80
Postage	42	42
Directors’ expenses	74	84
Other expenses	1,071	1,300

Total noninterest expense	$7,526	$7,185

Noninterest expense includes salaries and benefits, occupancy, write down of OREO, FDIC insurance assessments, director fees, and other expenses. Other expenses include overhead items such as utilities, telephone, insurance and licensing fees, and business travel.
Noninterest expense increased by $341 thousand to $7.5 million during the three months ended March 31, 2011, representing an increase of 4.7%. The increase in noninterest expense is primarily due to increased salaries and related benefits pertaining to the Mortgage Services subsidiary. During last six months of fiscal year 2010, Mortgage Services transitioned existing independent contractors to FTE’s, and increased staff due to growth in general operations. As a result, for the three months ended March 31, 2011, the Company experienced an increase in salaries and related benefits compared to the same period in prior year.
The increase in salaries and related benefits was partially offset by a decrease in other expenses of $229 thousand for the three months ended March 31, 2011 compared to the same period in prior year. The decrease in other expenses in the current period is primarily due to reduced loan losses incurred at the Mortgage Services subsidiary.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three Months Ended
	March 31, 2011	March 31, 2010

Income tax provision (benefit)	$431	$744
Effective tax rate	20.81%	36.76%
Non-controlling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and non-controlling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.
The Company had a net deferred tax asset of $7.4 million at March 31, 2011. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company files a consolidated federal and state income tax return. The Company determines deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2011 consist of the following:

(Dollars in thousands)	March 31, 2011	March 31, 2010

Deferred tax assets:
State franchise taxes	$79	$89
Deferred compensation	2,585	2,392
Loan loss reserves	6,396	5,561
Unrealized (gains) losses other comprehensive income	(641)	(247)
Other	562	271

Total deferred tax assets	$8,981	$8,066

Deferred tax liabilities:
Depreciation	(90)	(262)
Deferred loan origination costs	(369)	(395)
Deferred state taxes	(705)	(618)
Other	(454)	(156)

Total deferred tax liabilities	$(1,618)	$(1,431)

Net deferred tax asset	$7,363	$6,635
Asset Quality and Portfolio Concentration
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
Although we have a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. The Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company and its holdings of OREO as economic conditions in California continue to deteriorate in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
One exception to the 90 days past due policy for nonaccruals is the bank’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. Once this put reserve is exhausted, the bank will charge off any loans that go more than 90 days past due. In accordance to this policy, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that charging the loan off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.
The following table sets forth the amounts of loans outstanding by category as of the dates indicated:

(Dollars in thousands)
Portfolio Loans	March 31, 2011	December 31, 2010

Commercial	$135,928	$130,579
Real Estate loans
Construction loans	31,121	41,327
Commercial	291,165	283,752
ITIN loan pool	69,265	70,585
Other first lien mortgages	21,120	19,299
Equity loans	47,948	48,178
Consumer	6,303	6,775
Other loans	130	301
Gross loans	602,980	600,796
Less:
Net deferred loan fees	104	90
Allowance for loan and lease losses	13,610	12,841

Total net portfolio loans	$589,266	$587,865

The following table provides a breakdown of our real estate construction portfolio as of March 31, 2011:
(Dollars in thousands)

		% of Total
Loan Type	Balance	net portfolio loans

Commercial lots and entitled commercial land	$10,415	1.73%
Commercial real estate — construction	16,412	2.72%
1-4 family subdivision loans	2,110	0.35%
1-4 family individual residential lots	1,707	0.28%
1-4 family construction speculative	477	0.08%

Total real estate — construction	$31,121	5.16%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table provides a breakdown of the Company’s commercial real estate portfolio as of March 31, 2011:

		% of Gross
Loan Type	Balance	Loan Portfolio

Commercial-investor	$224,630	37.25%
Commercial-owner occupied	66,535	11.03%

Total commercial real estate	$291,165	48.28%

Net portfolio loans increased by $1.4 million or 0.23% to $589.3 million at March 31, 2011 compared to $588.0 million at December 31, 2010. Increases in commercial real estate loans were offset by decreases in construction and home equity loans.
Mortgages held for sale
Mortgage held for sale are not included in total net portfolio loans in the table above. Mortgages held for sale are generated through two pipelines; (1) Bank of Commerce Mortgage and (2) the Bank’s purchase program with Bank of Commerce Mortgage. In both cases our majority owned subsidiary Bank of Commerce Mortgage originates residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. In scenario (1) above, the loans are funded through a warehouse line of credit with the Bank or other financial institutions, and are accounted for as loans held for sale at the Mortgage Subsidiary. Under scenario (2) above, the Bank purchases the mortgages at origination from the Mortgage Subsidiary, and are classified as held for sale at the Bank.
All mortgage loans originated through either pipeline represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost of fair value. Cost generally approximates fair value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans. As of March 31, 2011, the Company had $19.0 million in mortgages that were held for sale. These loans are not included in net portfolio loans listed in the table above.
Nonperforming Assets
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Nonperforming assets	March 31, 2011	December 31, 2010

Commercial	$2,849	$2,302
Secured by 1-4 family, closed end 1st lien	1,634	1,166
Secured by 1-4 family — revolving	96	97
Secured by RE - 1-4 construction	125	242
Secured by RE — other construction	99	100
Secured by NFNR	3,706	7,066

Nonaccrual loan portfolio	$8,509	$10,973

Nonaccrual — ITIN loan pool	$10,071	$9,538
Nonaccrual — home equity loan pool	—	—
90 days past due and still accruing interest	743	—
Other real estate owned	3,868	2,288

Total nonperforming assets	$23,191	$22,799

Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we mark the respective assets to their fair market value which may result in the recognition of a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of March 31, 2011, the Company had allocated $1.0 million towards this pool or 6.06% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. As such, management considered the put reserve in estimating probable losses in the home equity portfolio.
At March 31, 2011, the remaining put reserve totaled $814 thousand or 4.75% of the outstanding principal balance. The put reserve is considered an irrevocable first loss guarantee from the seller that provides the Company the right to put back delinquent home equity loans to the seller that are 90 days or more delinquent up to an aggregate amount of $1.5 million. The guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability in the Company’s balance sheet. At the end of the term of the loss guarantee, on March 11, 2013, the Company is required to return the unused cash deposit to the seller.
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
The Company accounted for the loans returned to the seller under the loss guarantee by derecognizing the loan, debiting cash and relieving the deposit liability. During the period from March 2010 to September 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching a settlement with the seller to eliminate the loss guarantee arrangement. At the date of settlement, the Company received $1.8 million in cash and returned $300 thousand in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee.
In conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALLL against the ITIN portfolio. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in our ALLL related to the ITIN loans was necessary; the following factors were considered in determining the specific ALLL allocation to the ITIN Portfolio:
•	Increasing delinquencies — 20% of the portfolio was delinquent 30 days or more as of December 31, 2010,
•	Servicer modification efforts were generally extending beyond a typical timeframe,
•	Mortgage insurance — A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials,
•	Sale of OREO — An emerging trend in the lengthening disposition of ITIN OREO had developed including the potential for decreased recoveries and consequently increased net charge offs.
As of March 31, 2011 and December 31, 2010, the specific ITIN ALLL allocation represented approximately 4.33% and 4.05% of the total outstanding principal, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of March 31, 2011, impaired loans totaled $32.0 million, of which $18.6 million were in nonaccrual status. Of the total impaired loans $13.6 million or one hundred and fifty two were ITIN loans with an average balance of approximately $91.6 thousand. The remaining nonaccrual loans consist of five commercial loans, one commercial lot loan, one residential lot loan, five commercial real estate loans, five residential mortgages, and one home equity line of credit.
The Company periodically restructures loans and grants concessions to borrowers due to economic or legal reasons relating to the borrower’s financial condition that it would not otherwise consider. Accordingly, loans restructured in these situations are classified as TDRs. However, the Company does not necessarily place a TDR on nonaccrual status. Rather, if the borrower is current at the time of the restructuring, and continues to pay as agreed, the loan is reported as current. As of March 31, 2011 there were $7.3 million of impaired ITINs which were classified as TDRs, of which $4.1 million were nonaccruing.
As of March 31, 2011 the Company had $21.9 million in TDRs compared to $24.6 million as of December 31, 2010. As of March 31, 2011, the Company had one hundred and three restructured loans that qualified as TDRs, of which fifty were performing according to their restructured terms. TDRs represented 3.71% of total portfolio loans as of March 31, 2011 compared to 4.10% at December 31, 2010.
The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:
(Dollars in thousands)

Troubled debt restructurings	March 31, 2011	December 31, 2010

Nonaccrual	$9,752	$11,977
Accruing	12,125	12,668

Total troubled debt restructurings	$21,877	$24,645

The following table summarizes the activity in the ALLL reserves for the periods indicated.
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010

Beginning balance	$12,841	$11,207	$11,207
Provision for loan loss charged to expense	2,400	12,850	2,250
Loans charged off	(1,966)	(12,089)	(1,688)
Loan loss recoveries	335	873	428

Ending balance	$13,610	$12,841	$12,197

Gross portfolio loans outstanding at period end	$602,876	$600,707	$608,984

Ratio of allowance for loan and lease losses to total loans	2.26%	2.14%	2.00%
Nonaccrual loans at period end:
Commercial	$2,848	$2,302	$—
Construction	224	342	307
Commercial real estate	3,706	7,066	7,309
Residential real estate	11,705	10,704	2,439
Home equity	96	97	198

Total nonaccrual loans	$18,579	$20,511	$10,253
Accruing troubled debt restructured loans
Commercial	$—	$—	$767
Construction	2,328	2,804	4,475
Commercial real estate	3,619	3,621	2,157
Residential real estate	5,782	6,243	5,302
Home equity	396	—	—

Total accruing restructured loans	$12,125	$12,668	$12,701

All other accruing impaired loans	1,182	737	—

Total impaired loans	$31,886	$33,916	$22,954

Allowance for loan and lease losses to nonaccrual loans at period end	73.25%	62.61%	118.96%
Nonaccrual loans to total loans	3.08%	3.41%	1.68%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except for per share data)	2011	2010	2010	2010	2010

Interest income:
Interest and fees on loans	$8,786	$9,233	$9,414	$9,302	$9,051
Interest on tax-exempt securities	532	524	465	381	322
Interest on U.S. government securities	678	504	633	507	439
Interest on federal funds sold and securities purchased under agreement to resell	—	—	1	—	1
Interest on other securities	650	530	471	343	270

Total interest income	10,646	10,791	10,984	10,533	10,083
Interest expense:
Interest on demand deposits	226	261	251	226	230
Interest on savings deposits	246	244	237	221	219
Interest on certificates of deposit	1,313	1,383	1,453	1,554	1,761
Securities sold under agreements to repurchase	14	12	13	15	12
Interest on FHLB and other borrowings	164	166	186	138	136
Interest on subordinated debt	107	61	204	207	208

Total interest expense	2,070	2,127	2,344	2,361	2,566

Net interest income	8,576	8,664	8,640	8,172	7,517
Provision for loan and lease losses	2,400	4,550	4,450	1,600	2,250

Net interest income after provision for loan losses	6,176	4,114	4,190	6,572	5,267
Noninterest income:
Service charges on deposit accounts	50	53	63	62	82
Payroll and benefit processing fees	129	113	107	100	128
Earnings on cash surrender value — Bank owned life insurance	111	111	112	107	108
Net gain on sale of securities available-for-sale	258	738	179	133	931
Gain on settlement of put reserve	—	—	1,750	—	—
Merchant credit card service income, net	270	53	64	64	54
Mortgage brokerage fee income	2,492	5,629	3,293	2,753	2,539
Other income	111	159	115	118	100

Total noninterest income	3,421	6,856	5,683	3,337	3,942
Noninterest expense:
Salaries and related benefits	4,253	4,665	4,162	3,365	3,711
Occupancy and equipment expense	708	855	952	924	929
Write down of other real estate owned	187	197	129	1,064	181
FDIC insurance premium	372	261	250	254	251
Data processing fees	99	65	52	64	89
Professional service fees	550	567	216	543	400
Deferred compensation expense	127	127	126	122	118
Stationery and supplies	43	47	35	96	80
Postage	42	53	58	45	42
Directors’ expense	74	58	56	68	84
Other expenses	1,071	1,445	1,257	965	1,300

Total noninterest expense	7,526	8,340	7,293	7,510	7,185

Income before provision for income taxes	2,071	2,630	2,580	2,399	2,024
Provision for income taxes	431	749	916	750	744

Net Income	1,640	1,881	1,664	1,649	1,280
Less: Net income (loss) attributable to non- controlling interest	(24)	260	105	144	(255)
Net income attributable to Bank of Commerce Holdings	$1,664	$1,621	$1,559	$1,505	$1,535

Less: Preferred dividend and accretion on preferred stock	$235	$234	$235	$236	$235
Income available to common stockholders	$1,429	$1,387	$1,324	$1,269	$1,300

Basic earnings per share	$0.08	$0.08	$0.08	$0.08	$0.15
Weighted average shares — basic	16,991	16,991	16,991	16,837	8,871
Diluted earnings per share	$0.08	$0.08	$0.08	$0.08	$0.15
Weighted average shares — diluted	16,991	16,991	16,991	16,837	8,871
Cash dividends declared	$0.03	$0.03	$0.03	$0.06	$0.06

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our Asset/Liability Management (“ALM”) process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments, and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the ALM process.
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
The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) repricing opportunities for earning assets and interest-bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Based on the most recent model run, we are considered liability sensitive in the 100 basis point to 300 basis point upward rate shock, and asset sensitive for 400 basis point upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.
To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results indicate the estimated annualized reduction in net interest income attributable to 100, 200, 300 and 400 basis point declines in the federal funds rate was $156,137, $1,224,031, $1,941,061 and $2,133,823, respectively.
The Federal Reserve currently has the federal funds rate targeted between zero to twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results indicate the estimated annualized decrease in net interest income attributable to 100, 200, 300 basis point increases in the federal funds rate was $384,223, $370,357, and $52,930, respectively. The 400 basis point increase results in an estimated increase in annualized net interest income of $348,804.
The ALCO has established a policy limitation to interest rate risk of -28% of the net interest margin and -40% of the present value of equity. The securities portfolio is integral to our asset/liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to re-price a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, 300, or 400 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies, with respect to our mix and level of rate-sensitive assets and liabilities, will have on our net interest income.
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
Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer, and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2011, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first quarter of 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse affect on the Company’s financial position or results of operations.
Item 1a. Risk Factors
There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2010, filed with the SEC on March 4, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of our equity securities within the past three years ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities
N/A.

Item 4.	(Removed and Reserved)
N/A

Item 5.	Other Information
N/A

Item 6.	Exhibits
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: May 5, 2011	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and Chief Financial Officer