Form 10-Q
period 2011-06-30
Bank of Commerce Holdings
filed 2011-08-05
CIK 702513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Outstanding shares of Common Stock, no par value, as of June 30, 2011: 16,991,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

(Dollars in thousands)
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and due from banks	$19,091	$23,786
Interest bearing due from banks	29,225	39,470

Cash and cash equivalents	48,316	63,256
Securities available-for-sale, at fair value (including pledged collateral of $79.1 million at June 30, 2011, and $101.2 million at December 31, 2010)	162,184	189,235
Portfolio loans, net of the allowance for loan losses of $13.4 million at June 30, 2011, and $12.8 million at December 31, 2010	582,418	587,865
Mortgage loans held for sale	26,067	42,995
Bank premises and equipment, net	9,691	9,697
Goodwill	3,695	3,695
Other real estate owned	1,793	2,288
Other assets	34,358	40,102

TOTAL ASSETS	$868,522	$939,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand — noninterest bearing	$87,643	$91,025
Demand — interest bearing	149,917	162,258
Savings accounts	93,698	83,652
Certificates of deposit	294,173	311,767

Total deposits	625,431	648,702

Securities sold under agreements to repurchase	15,353	13,548
Federal Home Loan Bank borrowings	91,000	141,000
Mortgage warehouse lines of credit	4,236	4,983
Junior subordinated debentures	15,465	15,465
Other liabilities	8,843	11,708

Total Liabilities	760,328	835,406
Commitments and contingencies
Stockholders’ Equity:
Preferred stock (liquidation preference of $1,000 per share; issued 2008) 2,000,000 authorized; 17,000 shares issued and outstanding on June 30, 2011 and December 31, 2010	16,776	16,731
Common stock , no par value, 50,000,000 shares authorized; 16,991,495 shares issued and outstanding on June 30, 2011, and December 31, 2010	42,773	42,755
Common stock warrant	449	449
Retained earnings	43,383	41,722
Accumulated other comprehensive income (loss), net of tax	2,252	(509)

Total Equity — Bank of Commerce Holdings	105,633	101,148
Noncontrolling interest in subsidiary	2,561	2,579

Total Stockholders’ Equity	108,194	103,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$868,522	$939,133

     See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2011 and June 30, 2010 (Unaudited)

	For the three months		For the six months ended
	ended June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$8,958	$9,511	$17,991	$18,689
Interest on tax-exempt securities	478	381	1,010	703
Interest on U.S. government securities	633	507	1,311	945
Interest on other securities	577	342	1,228	615

Total interest income	10,646	10,741	21,540	20,952

Interest expense:
Interest on demand deposits	204	226	430	456
Interest on savings deposits	229	221	475	440
Interest on certificates of deposit	1,272	1,554	2,585	3,315
Securities sold under agreements to repurchase	13	15	27	27
Interest on FHLB borrowings	148	138	312	267
Interest on other borrowings	263	406	529	719

Total interest expense	2,129	2,560	4,358	5,224

Net interest income	8,517	8,181	17,182	15,728
Provision for loan losses	2,580	1,600	4,980	3,850

Net interest income after provision for loan losses	5,937	6,581	12,202	11,878

Noninterest income:
Service charges on deposit accounts	52	62	102	144
Payroll and benefit processing fees	102	100	230	228
Earnings on cash surrender value — Bank owned life insurance	119	107	230	215
Net gain on sale of securities available-for-sale	655	133	913	1,064
Merchant credit card service income, net	33	64	303	117
Mortgage banking revenue, net	2,550	2,776	5,083	5,336
Other income	114	85	216	137

Total noninterest income	3,625	3,327	7,077	7,241

Noninterest expense:
Salaries and related benefits	4,068	3,365	8,321	7,076
Occupancy and equipment expense	800	924	1,528	1,853
Write down of other real estate owned	370	1,064	557	1,245
FDIC insurance premium	363	254	735	505
Data processing fees	91	64	190	153
Professional service fees	595	543	1,169	943
Director deferred fee compensation plan	131	122	258	240
Stationery and supplies	88	96	139	176
Postage	44	45	90	87
Directors’ expense	67	68	141	152
Goodwill impairment	—	32	—	32
Other expenses	1,237	932	2,372	2,234

Total noninterest expense	7,854	7,509	15,500	14,696

Income before provision for income taxes	1,708	2,399	3,779	4,423
Provision for income taxes	216	750	647	1,494

Net Income	1,492	1,649	3,132	2,929
Less: Net income (loss) attributable to noncontrolling interest	6	144	(18)	(111)
Net income attributable to Bank of Commerce Holdings	$1,486	$1,505	$3,150	$3,040

Less: preferred dividend and accretion on preferred stock	235	236	470	471
Income available to common shareholders	$1,251	$1,269	$2,680	$2,569

Basic earnings per share	$0.07	$0.08	$0.16	$0.20
Weighted average shares — basic	16,991	16,837	16,991	12,877
Diluted earnings per share	$0.07	$0.08	$0.16	$0.20
Weighted average shares — diluted	16,991	16,837	16,991	12,877
Cash dividends declared	$0.03	$0.06	$0.06	$0.12

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Twelve months ended December 31, 2010 and six months ended June 30, 2011 (Unaudited)

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest in Subsidiary	Total

Balance at January 1, 2010	$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807
Net Income					6,220		6,220	254	6,474
Other comprehensive income, net of tax						(1,167)	(1,167)		(1,167)

Comprehensive income							5,053		5,307
Accretion on preferred stock	90				(90)		—		—
Common cash dividend ($0.18 per share)					(2,562)		(2,562)		(2,562)
Preferred stock dividend					(850)		(850)		(850)
Compensation expense associated with stock options				54			54		54
Issuance of new shares, net of issuance costs ($4.25 per share)			8,280	32,971			32,971		32,971

Balance at December 31, 2010	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest in Subsidiary	Total

Balance at January 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income					3,150		3,150	(18)	3,132
Other comprehensive income, net of tax						2,761	2,761		2,761

Comprehensive income							5,911		5,893
Accretion on preferred stock	45				(45)		—		—
Common cash dividend ($0.03 per share)					(1,019)		(1,019)		(1,019)
Preferred stock dividend					(425)		(425)		(425)
Compensation expense associated with stock options				18			18		18

Balance at June 30, 2011	$16,776	$449	16,991	$42,773	$43,383	$2,252	$105,633	$2,561	$108,194

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2011 and June 30, 2010 (Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$1,492	$1,649	$3,132	$2,929
Available-for-sale securities:
Unrealized gains arising during the period	2,786	285	4,793	699
Reclassification adjustments for net gains realized in earnings, net of tax	(308)	(79)	(452)	(627)
Income tax expense related to unrealized gains	(1,142)	(117)	(1,968)	(288)

Net change in unrealized gains	1,336	89	2,373	(216)
Derivatives:
Unrealized gains arising during the period	—	—	659	—
Reclassification adjustment for net gains realized in earnings	—	—	—	—
Income tax expense related to unrealized gains	—	—	(271)	—

Net change in unrealized gains	—	—	388	—

Total other comprehensive income, net of tax	2,828	1,738	5,893	2,713
Less: Other comprehensive income noncontrolling interest	6	144	(18)	(111)

Total other comprehensive income — Bank of Commerce Holdings	$2,822	$1,594	$5,911	$2,824

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2011 and 2010

	June 30,	June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$3,132	$2,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,980	3,850
Provision for depreciation and amortization	439	473
Goodwill impairment	—	32
Compensation expense associated with stock options	18	27
Gain on sale of loans	(5,662)	(6,582)
Gross proceeds from sales of loans held for sale	275,425	298,271
Gross originations of loans held for sale	(252,835)	(291,276)
Gain on sale of securities available-for-sale	(913)	(1,064)
Amortization of investment premiums and accretion of discounts, net	567	42
Loss on sale of other real estate owned	365	84
Write down of other real estate owned	557	1,249
Increase in deferred income taxes	(547)	(861)
Increase in cash surrender value of bank owned life insurance policies	(576)	(184)
Effect of changes in:
Decrease (increase) in other assets	2,602	(3,086)
Deferred compensation	244	240
Decrease in deferred loan fees	(39)	(15)
(Decrease) increase in other liabilities	(3,111)	322

Net cash provided by operating activities	24,646	4,451

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	15,061	14,808
Proceeds from sales of available-for-sale securities	76,883	24,205
Purchases of available-for-sale securities	(60,514)	(134,296)
Purchases of home equity loan portfolio	—	(14,801)
Loan origination, net of principal repayments	(1,999)	1,050
Purchases of premises and equipment, net	(438)	(551)
Proceeds from the sales of other real estate owned	2,078	175
Proceeds from the termination of interest rate swaps	3,000	—

Net cash provided by (used in) investing activities	34,071	(109,410)

Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(5,677)	9,673
Net decrease in certificates of deposit	(17,594)	(7,112)
Net increase in securities sold under agreement to repurchase	1,805	3,823
Advances on term debt	239,253	1,234,000
Repayment of term debt	(290,000)	(1,159,000)
Cash dividends paid on common stock	(1,019)	(1,045)
Cash dividends paid on preferred stock	(425)	(426)
Net proceeds from issuance of common stock	—	33,113

Net cash (used in) provided by financing activities	(73,657)	113,026
Net increase (decrease) in cash and cash equivalents	(14,940)	8,067
Cash and cash equivalents, beginning of period	63,256	68,240

	$48,316	$76,307

Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,018	2,382
Interest	4,364	4,848
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	2,506	667
Changes in unrealized (loss) gain on investment securities available-for-sale	4,033	(366)
Changes in deferred tax asset related to changes in unrealized (loss) gain on investment securities	(1,660)	150

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	2,373	(216)
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
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change including the determination of the allowance for loan losses (ALL), the valuation of other real estate owned (OREO), other-than-temporary impairment of investment securities, accounting for income taxes, and fair value measurements are discussed in the notes to consolidated financial statements. Actual results could differ from those estimates.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this Update is not expected to have a significant effect on the Company’s reported consolidated financial position and results of operations.
FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. G AAP and IFRSs. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the expected impact of the new standard on consolidated reported financial position and results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.
All entities that report items of other comprehensive income, in any period presented, will be affected by the changes in this Update. Under the amendments to Topic 220, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In this Update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations.
FASB ASU No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This amendment applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, the Company will apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures will be required to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The Company will be required to disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No.2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company is currently evaluating the expected impact of the new standard on consolidated reported financial position and results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 3. EARNINGS PER SHARE
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with preferred stock.
During late first and early second quarter of 2010, through a successful Offering, the Company issued 8.3 million shares of their common stock. In accordance to the Offering, average common shares outstanding increased for the six months ended June 30, 2011 compared to the same period in 2010.
The following table displays the computation of earnings per share for the three months and six months ended June 30, 2011 and 2010.
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Earnings Per Share	2011	2010	2011	2010

Basic EPS Calculation:
Net income attributable to Bank of Commerce Holdings	$1,486	$1,505	$3,150	$3,040
Less: dividend on preferred stock	212	213	425	426
Less: accretion on preferred stock	23	23	45	45

Numerator: earnings available to common shareholders	$1,251	$1,269	$2,680	$2,569

Denominator (average common shares outstanding)	16,991,495	16,837,209	16,991,495	12,876,357
Basic earnings per share	$0.07	$0.08	$0.16	$0.20

Diluted EPS Calculation:
Net income	$1,486	$1,505	$3,150	$3,040
Less: dividend on preferred stock	212	213	425	426
Less: accretion on preferred stock	23	23	45	45

Numerator: earnings available to common shareholders	$1,251	$1,269	$2,680	$2,569

Denominator:
Average common shares outstanding	16,991,495	16,837,209	16,991,495	12,876,357
Plus incremental shares from assumed conversions
Stock options	—	—	—	—
Warrants	—	—	—	—

	16,991,495	16,837,209	16,991,495	12,876,357

Diluted earnings per share	$0.07	$0.08	$0.16	$0.20
Anti-dilutive options not included in EPS calculation	256,580	282,080	256,580	282,080
Anti-dilutive warrants not included in EPS calculation	435,410	405,405	435,410	405,405

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. SECURITIES
The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2011 and December 31, 2010:

(Dollars in thousands)		As of June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available-for-sale securities	Costs	Gains	Losses	Fair Value

U.S. Treasury and agencies	$21,959	$84	$(61)	$21,982
Obligations of state and political subdivisions	57,337	854	(310)	57,881
Residential mortgage backed securities and collateralized mortgage obligations	39,080	318	(89)	39,309
Corporate securities	23,342	191	(101)	23,432
Other asset backed securities	19,656	26	(102)	19,580

Total	$161,374	$1,473	$(663)	$162,184

(Dollars in thousands)		As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Available-for-sale securities	Costs	Gains	Losses	Fair Value

U.S. Treasury and agencies	$26,814	$6	$(489)	$26,331
Obligations of state and political subdivisions	67,004	82	(2,935)	64,151
Residential mortgage backed securities and collateralized mortgage obligations	65,052	446	(251)	65,247
Corporate securities	29,019	28	(90)	28,957
Other asset backed securities	4,569	—	(20)	4,549

Total	$192,458	$562	$(3,785)	$189,235

The amortized cost and estimated fair value of available-for-sale securities as of June 30, 2011 are shown below.

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value

AMOUNTS MATURING IN:
One year or less	$248	$249
One year through five years	25,562	25,531
Five years through ten years	60,370	60,907
After ten years	75,194	75,497

	$161,374	$162,184

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.
As of June 30, 2011, the Company held $79.1 million in securities with safekeeping institutions for pledging purposes. Of this amount, $29.5 million is currently pledged for public funds collateral, collateralized repurchase agreements, and Federal Home Loan Bank (FHLB) borrowings.
The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2011 and 2010:

(Dollars in thousands)	Three months ended		Six months ended
	2011	2010	2011	2010

Proceeds from sales of securities	$53,835	$6,047	$76,883	$24,205
Gross realized gains on sales of securities	$719	$145	$987	$1,078
Gross realized losses on sales of securities	$(64)	$(12)	$(74)	$(14)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Other-Than-Temporarily Impaired Debt Securities
For each security in an unrealized loss position, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current period credit losses.
For debt securities that are considered other-than-temporarily impaired in which we do not intend and will not be required to sell prior to recovery of our amortized cost basis, impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and the amount due to factors not credit related is recognized in other comprehensive income.
We do intend to sell temporarily impaired securities, and it is more likely than not that we will not have to sell those securities before recovery of the cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and/or insurers, if applicable. Based on our evaluation, management has determined that no investment security in our investment portfolio is other-than-temporarily impaired.
The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at June 30, 2011 and December 31, 2010. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

			As of June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agencies	$5,948	$(61)	$—	$—	$5,948	$(61)
Obligations of state and political subdivisions	19,974	(310)	—	—	19,974	(310)
Residential mortgage backed securities and collateralized mortgage obligations	11,242	(89)	—	—	11,242	(89)
Corporate securities	13,131	(101)	—	—	13,131	(101)
Other asset backed securities	14,003	(102)	—	—	14,003	(102)
Total temporarily impaired securities	$64,298	$(663)	$—	$—	$64,298	$(663)

			As of December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agencies	$18,829	$(489)	$—	$—	$18,829	$(489)
Obligations of state and political subdivisions	52,414	(2,935)	—	—	52,414	(2,935)
Residential mortgage backed securities and collateralized mortgage obligations	26,477	(251)	—	—	26,477	(251)
Corporate securities	14,494	(90)	—	—	14,494	(90)
Other asset backed securities	4,549	(20)	—	—	4,549	(20)
Total temporarily impaired securities	$116,763	$(3,785)	$—	$—	$116,763	$(3,785)
At June 30, 2011 and December 31, 2010, 62 and 159 securities were in an unrealized loss position, respectively.
The unrealized losses associated with debt securities of U.S. government agencies and corporate securities are primarily driven by changes in interest rates and not due to the credit quality of the securities. Furthermore, securities backed by GNMA, FNMA, or FHLMC have the explicit or implicit guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired as of June 30, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The unrealized losses associated with asset backed securities and non agency CMO’s were primarily related to securities backed by commercial and residential mortgages. All of these securities were above investment grade at June 30, 2011 and December 31, 2010, as rated by at least one major rating agency. For the CMO’s and asset backed securities, we estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired as of June 30, 2011.
NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
Outstanding loan balances consist of the following at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Commercial	$140,610	$130,579
Real estate — construction loans	26,357	41,327
Real estate — commercial (investor)	218,535	215,697
Real estate — commercial (owner occupied)	68,327	68,055
Real estate — 1-4 family ITIN loans	67,675	70,585
Real estate — 1-4 family mortgage	22,116	19,299
Real estate — equity lines	46,850	48,178
Consumer	5,271	6,775
Other	91	301

Total gross loans	$595,832	$600,796
Less:
Deferred loan fees, net	51	90
Allowance for loan losses	13,363	12,841

Total net loans	$582,418	$587,865

Gross loan balances in the table above include net premiums of $199 thousand and $168 thousand for the periods ending June 30, 2011 and December 31, 2010, respectively.
Age analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 were as follows:

							Recorded
	30-59	60-89	Greater				Investment >
	Days Past	Days Past	Than 90	Total Past			90 Days and
(Dollars in thousands)	Due	Due	Days	Due	Current	Total	Accruing

June 30, 2011
Commercial	$163	$—	$414	$577	$140,033	$140,610	$—
Commercial real estate:
Construction	1,874	—	26	1,900	24,457	26,357	—
Other	13,839	377	—	14,216	272,646	286,862	—
Residential:
1-4 family	5,646	1,004	7,486	14,136	75,655	89,791	953
Home equities	755	744	—	1,499	45,351	46,850	—
Consumer	—	—	—	—	5,362	5,362	—

Total	$22,277	$2,125	$7,926	$32,328	$563,504	$595,832	$953

December 31, 2010
Commercial	$1,625	$—	$677	$2,302	$128,277	$130,579	$—
Commercial real estate:
Construction	342	—	—	342	40,985	41,327	—
Other	5,168	—	2,520	7,688	276,064	283,752	—
Residential:
1-4 family	7,857	2,404	6,720	16,981	53,604	70,585	—
Home equities	450	—	—	450	67,027	67,477	—
Consumer	19	—	—	19	7,057	7,076	—

Total	$15,461	$2,404	$9,917	$27,782	$573,014	$600,796	$—

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
One exception to the 90 days past due policy for nonaccruals is the Company’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. Once this put reserve is exhausted, the bank will charge off any loans that become 90 days past due. Management believes that charging the loan off at the time it becomes impaired is more conservative than placing it on nonaccrual status.
Pursuant to Company policy, payments received on loans that are on nonaccrual status are applied to principal until such time the loan is reclassified to accrual status. It is the Company’s policy to resume the accrual of interest on any loan on nonaccrual status when, at a minimum, six consecutive payments of the original or modified contractual terms has occurred, and it is more likely than not that contractual or modified payment amounts will continue into the foreseeable future. Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $120 thousand and $108 thousand for the three months ended June 30, 2011 and 2010, respectively. The Company would have recognized additional interest income, net of tax, of approximately $218 thousand and $154 thousand during the six months ended June 30, 2011 and 2010, respectively.
Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Commercial	$901	$2,302
Commercial real estate:
Construction	1,999	342
Other	3,282	7,066
Residential:
1-4 family	12,741	10,704
Home equities	—	97
Consumer	—	—

Total	$18,923	$20,511

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
Under the circumstances when a TDR is delinquent 90 or more days at the date of the modification, it is the Company’s policy to maintain the TDR on nonaccrual status. Pursuant to such status, all cash payments received are applied to principal until such time the TDR borrower has made a minimum of six consecutive payments in conformance with the modified contractual terms, and it is more likely than not that the borrower’s modified payment amounts will continue into the foreseeable future.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our impaired loans by loan class as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	As of June 30, 2011
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$414	$1,153	$—
Commercial real estate:
Construction	1,874	2,949	—
Other	3,083	4,808	—
Residential:
1-4 family	1,672	3,089	—
Home equities	—	—	—

Total with no related allowance recorded	$7,043	$11,999	$—
With an allowance recorded:
Commercial	$487	$496	$414
Commercial real estate:
Construction	233	395	75
Other	17,503	17,508	712
Residential:
1-4 family	17,638	18,944	2,235
Home equities	968	968	97

Total with an allowance recorded	$36,829	$38,311	$3,533
Subtotal:
Commercial	$901	$1,649	$414
Commercial real estate	$22,693	$25,660	$787
Residential	$20,278	$23,001	$2,332

Total	$43,872	$50,310	$3,533

(Dollars in thousands)	As of December 31, 2010
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$120	$120	$—
Commercial real estate:
Construction	718	947	—
Other	9,527	12,421	—
Residential:
1-4 family	8,067	9,745	—
Home equities	97	105	—

Total with no related allowance recorded	$18,529	$23,338	$—
With an allowance recorded:
Commercial	$2,182	$5,028	$449
Commercial real estate:
Construction	2,428	3,347	139
Other	1,160	3,022	111
Residential:
1-4 family	8,716	9,298	599
Home equities	901	901	90

Total with an allowance recorded	$15,387	$21,596	$1,388
Subtotal:
Commercial	$2,302	$5,148	$449
Commercial real estate	$13,833	$19,737	$250
Residential	$17,781	$20,049	$689

Total	$33,916	$44,934	$1,388

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2011		June 30, 2011		June 30, 2010		June 30, 2010

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial	$1,554	$—	$2,066	$1	$1,808	$5	$1,185	$8
Commercial real estate:
Construction	898	1	654	2	4,764	30	4,118	48
Other	16,907	107	13,868	164	11,130	25	10,309	60
Residential:
1-4 family	18,284	49	17,730	101	10,400	46	8,219	79
Home equities	1,151	18	1,297	43	295	—	247	—

Total	$38,794	$175	$35,615	$311	$28,397	$106	$24,078	$195

The foundation or primary factor in determining the appropriate credit quality indicators is the degree of a debtor’s willingness and ability to perform as agreed. The Company defines a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of principal and interest is likely. The Company defines a nonperforming loan as an impaired loan which may be on nonaccrual, is 90 days past due and still accruing, or has been restructured and is not in compliance with its modified terms.
Performing and nonperforming loans, segregated by class of loans, are as:

(Dollars in thousands)	June 30, 2011
	Performing	Nonperforming	Total

Commercial	$139,709	$901	$140,610
Commercial real estate:
Construction	24,358	1,999	26,357
Other	283,580	3,282	286,862
Residential:
1-4 family	76,097	13,694	89,791
Home equities	46,850	—	46,850
Consumer	5,362	—	5,362

Total	$575,956	$19,876	$595,832

(Dollars in thousands)	December 31, 2010
	Performing	Nonperforming	Total

Commercial	$128,277	$2,302	$130,579
Commercial real estate:
Construction	40,985	342	41,327
Other	276,686	7,066	283,752
Residential:
1-4 family	59,881	10,704	70,585
Home equities	67,380	97	67,477
Consumer	7,076	—	7,076

Total	$580,285	$20,511	$600,796

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
Doubtful Grade — A credit risk rated as Doubtful has all the weaknesses inherent in a credit classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. As such, all doubtful loans are considered impaired. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:
•	Proposed merger(s),

•	Acquisition or liquidation procedures,

•	Capital injection,

•	Perfecting liens on additional collateral,

•	Refinancing plans.
Generally, a Doubtful grade does not remain outstanding for a period greater than six months. After six months, the pending events should have either occurred or not occurred. The credit grade should have improved or the principal balance charged against the ALL.
Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes our internal risk rating by loan class as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Commercial	$117,926	$12,690	$825	$8,268	$901	$140,610
Commercial real estate:
Construction	13,679	7,546	3,025	2,008	99	26,357
Other	235,961	19,312	10,421	20,968	200	286,862
Residential:
1-4 family	66,956	636	1,023	21,176	—	89,791
Home equities	26,249	3,054	10,983	5,596	968	46,850
Consumer	5,134	94	53	81	—	5,362

Total	$465,905	$43,332	$26,330	$58,097	$2,168	$595,832

(Dollars in thousands)	December 31, 2010
	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Commercial	$96,691	$17,100	$2,454	$12,153	$2,181	$130,579
Commercial real estate:
Construction	26,960	8,228	44	5,995	100	41,327
Other	237,086	34,420	1,125	8,401	2,720	283,752
Residential:
1-4 family	57,390	—	—	13,195	—	70,585
Home equities	39,085	4,428	12,765	10,298	901	67,477
Consumer	6,544	362	73	97	—	7,076

Total	$463,756	$64,538	$16,461	$50,139	$5,902	$600,796

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses and Recorded Investment in Financing Receivables:

(Dollars in thousands)	As of June 30, 2011
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,081)	(2,155)	(25)	(871)	—	(5,132)
Recoveries	46	22	3	603	—	674
Provision	1,402	1,661	7	1,602	308	4,980

Ending balance	$3,552	$3,428	$31	$5,895	$457	$13,363

Ending balance:
individually evaluated for impairment	$414	$787	$—	$2,332	$—	$3,533
Ending balance:
collectively evaluated for impairment	$3,138	$2,641	$31	$3,563	$457	$9,830
Financing receivables:
Ending balance	$140,610	$313,219	$5,362	$136,641	$—	$595,832
Ending balance individually evaluated for impairment	$901	$22,693	$—	$20,278	$—	$43,872
Ending balance collectively evaluated for impairment	$139,709	$290,526	$5,362	$116,363	$—	$551,960

(Dollars in thousands)	As of December 31, 2010
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,306	$3,535	$35	$2,059	$272	$11,207
Charge offs	(4,192)	(3,391)	—	(4,506)	—	(12,089)
Recoveries	393	154	8	318	—	873
Provision	2,678	3,602	3	6,690	(123)	12,850

Ending balance	$4,185	$3,900	$46	$4,561	$149	$12,841

Ending balance:
individually evaluated for impairment	$449	$250	$—	$689	$—	$1,388
Ending balance:
collectively evaluated for impairment	$3,736	$3,650	$46	$3,872	$149	$11,453
Financing receivables
Ending balance	$130,579	$325,079	$7,076	$138,062	$—	$600,796
Ending balance individually evaluated for impairment	$2,302	$13,833	$—	$17,781	$—	$33,916
Ending balance collectively evaluated for impairment	$128,277	$311,246	$7,076	$120,281	$—	$566,880

The ALL totaled $13.4 million or 2.24% of total loans at June 30, 2011 compared to $12.8 million or 2.14% at December 31, 2010. The related allowance allocation for the Individual Tax Identification Number (ITIN) portfolio was $3.0 million and $2.9 million at June 30, 2011 and December 31, 2010, respectively. In addition, as of June 30, 2011, the Company has $138.6 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $422 thousand in other liabilities.
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
Most commercial loans are generally secured by the assets being financed and other business assets such as accounts receivable or inventory. Management may also incorporate a personal guarantee; however, some short term loans may be extended on an unsecured basis. Repayment of commercial loans secured by accounts receivable may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial Real Estate (CRE) Loans — CRE loans are subject to similar underwriting standards and processes as commercial loans. CRE loans are viewed predominantly as cash flow loans and secondarily as loans collateralized by real estate.
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
Generally, CRE loans to developers and builders that are secured by non-owner occupied properties require the borrower to have had an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is secured. These loans are closely monitored by on-site inspections, and are considered to have higher inherent risks than other CRE loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long term financing.
Consumer Loans — The Company’s consumer loan portfolio is generally limited to home equity loans with nominal originations in unsecured personal loans and credit cards. The Company is highly dependent on third party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.
The Company maintains an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.
The Company’s ALL is a reserve established through a provision for probable loan losses charged to expense. The ALL represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans as of the financial statement date presented.
The Company’s ALL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 (Contingencies) and ASC Topic 310 (Receivables).
Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provide the foundation for the three major components of the Company’s ALL: (1) historical valuation allowances established in accordance with ASC 450 for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310 and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the Company’s ALL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.”

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
It is the Company’s policy to classify a credit as loss with a concurrent charge off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.
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
These loan pools are similarly risk-graded and each portfolio is evaluated by identifying all relevant risk characteristics that are common to these segmented groups of loans. These characteristics include a significant emphasis on historical losses within each loan group, inherent risks for each, and specific loan class characteristics such as trends related to nonaccrual loans, past due loans, criticized loans, net charge offs or recoveries, among other relevant credit risk factors. Management periodically reviews and updates its historical loss ratios based on net charge off experience for each loan class. Other credit risk factors are also reviewed periodically and adjusted as necessary to account for any changes in potential loss exposure.
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
Valuation allowances specific to the ITIN and purchased Home Equity Portfolios
ITIN Portfolio — During fiscal year 2010, management increased the general valuation allowance for the portfolio to 4.05%, and currently as of June 30, 2011 had allocated 4.45% of the outstanding principal balance. The following factors were considered in determining the reserve increase during 2010:
•	Increased delinquencies — 20% of the portfolio was delinquent 30 days or more as of December 31, 2010.

•	Servicer modification efforts were generally extending beyond a typical timeframe.

•	Mortgage insurance — A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials.

•	Sale of OREO — An emerging trend in the lengthening disposition of ITIN OREO had developed, including the potential for decreased recoveries and consequently increased net charge offs.

•	Lack of loss guaranty due to settlement.
In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Subsequent to the settlement of the put reserve, the ITIN portfolio experienced approximately $640 thousand and $316 thousand in charge offs during the remainder of 2010, and the six months ended June 30, 2011, respectively. Management has estimated that related recoveries will approximate 90% of amounts charged off. As of June 30, 2011, 19.06% of the ITIN loan portfolio was delinquent 30 days or more.
Home Equity Portfolio — On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2010, the Company’s specific valuation allowance pertaining to this loan pool was $758 thousand or 4.25% of the outstanding principal balance. As of June 30, 2011 the Company’s specific valuation allowance pertaining to this pool was $1.5 million or 9.48% of the outstanding principal balance.
An accompanying $1.5 million put reserve was also part of the loan swap transaction and represents a credit enhancement. As such, management considers this put reserve in estimating potential losses in the home equity portfolio. The put reserve is an irrevocable first loss guarantee from the seller that provides us the right to put back delinquent home equity loans to the seller that become 90 days or more delinquent, up to an aggregate amount of $1.5 million. As of June 30, 2011 the Company had a put reserve balance of $221.9 thousand or 1.38% of the outstanding principal balance of $16.1 million. This guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability on the Company’s consolidated balance sheet. At the end of the three year term of this loss guarantee, on March 11, 2013, the Company will be required to return the unused portion of the put reserve in the form of a cash deposit to the seller.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 6. OTHER REAL ESTATE OWNED
OREO represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.
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
At June 30, 2011 and December 31, 2010, the recorded investment in OREO was $1.8 million and $2.3 million, respectively. For the six months ended June 30, 2011 the Company transferred foreclosed property from eleven loans in the amount of $2.5 million to OREO and adjusted the balances through charges to the allowance for loan losses in the amount of $803 thousand relating to the transferred foreclosed property. During the six months ended June 30, 2011, the Company sold seventeen properties with balances of $2.5 million for a net loss of $365 thousand, and recorded $557 thousand in write downs of existing OREO in other noninterest expense. The June 30, 2011 OREO balance consists of nine properties, of which eight are secured with 1-4 family residential real estate in the amount of $618.4 thousand. The remaining property consists of improved commercial land in the amount of $1.2 million.
NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments — The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of June 30, 2011 are below:

(Dollars in thousands)

Amounts due in:

2011	$408
2012	623
2013	488
2014	499
2015	164
Thereafter	270

Total	$2,452

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
FHLB Advances — The Company has advances from the FHLB totaling $91.0 million as of June 30, 2011 and $145.0 million as of June 30, 2010. The Company has a total of four fixed rate advances: one for $50.0 million with interest payable monthly, two for $10.0 million each with interest payable monthly, and one for $6.0 million with interest payable semiannually. In addition, the Company has one floating rate advance for $15.0 million. The floating rate adjusts quarterly to 3 month LIBOR plus 1 basis point, with interest payable quarterly.
The following table illustrates borrowings outstanding at the end of the period:

(Dollars in thousands)
Advance Amount	Interest Rate	Maturity

$50,000	0.22%	August 17, 2011
6,000	0.33%	February 28, 2012
10,000	0.33%	June 18, 2012
15,000	0.26%	March 5, 2013
10,000	1.46%	June 16, 2015

The borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available-for-sale securities portfolio.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $7.3 million. Furthermore, the Company has pledged $348.9 million of its commercial and real estate mortgage loans, and has borrowed $85.0 million against the pledged loans.
As of June 30, 2011, the Company held $34.2 million in securities with the FHLB for pledging purposes. Of this amount $6.0 million are pledged as collateral against borrowings, and the remaining securities are considered unpledged. At June 30, 2011, the Company had an available borrowing line at the FHLB of $119.8 million.
Other Available Borrowing Lines — The Company may periodically obtain secured borrowings from the Federal Reserve Bank (FRB). FRB borrowings outstanding were $0 as of June 30, 2011 and $0 as of June 30, 2010. The FRB’s discount window credit facility is limited to overnight borrowings. The Company has pledged $64.9 million in commercial loans as collateral as of June 30, 2011, and had available borrowing lines at the FRB of $53.7 million. In additions, at June 30, 2011, the Company had a federal funds borrowing line at two correspondent banks totaling $15.0 million.
Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into various types of transactions, which involve financial instruments with off-balance sheet risk.
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
Collateral held relating to these commitments varies, but includes real estate, securities, and cash. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance.
Collateral held for standby letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash and securities. Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.
The Company’s commitments to extend credit are illustrated below:

(Dollars in thousands)
	June 30, 2011	December 31, 2010

Off-balance sheet commitments:
Commitments to extend credit	$138,551	$146,915
Standby letters of credit	3,067	3,509
Guaranteed commitments outstanding	1,274	1,299

Total commitments	$142,892	$151,723

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons, among which are (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement, and (3) an early payment default occurs from a mortgage originated by the Company. As of June 30, 2011, the Company has recorded $357 thousand in other liabilities for estimated buy backs for early payment defaults, representations and warranties. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements, and the Company considers the impact to the consolidated financial statements to be immaterial.
The Company entered into a mandatory forward loan volume commitment agreement with a purchaser of mortgage loans. Under the agreement, the Company was committed to deliver $264 million in loan volume over the period from March 1, 2010 through February 28, 2011. Upon failure to deliver minimum loan volume quarterly, the Company was responsible to pay a non-delivery fee to the purchaser. As of February 28, 2011, the Company met the volume commitments. As of June 30, 2011 there are no mandatory forward loan volume commitment agreements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. ACCOUNTING FOR INCOME TAX AND UNCERTAINTIES
The Company’s effective income tax rate was 17.12% for the six months ended June 30, 2011, compared with 33.78% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily driven by reductions of accrued provision for income tax of approximately $393,000, recognized by our mortgage subsidiary and immaterial true-up adjustments.
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
Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.
NOTE 9. FAIR VALUE MEASUREMENT
The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table), whether or not recognized or recorded at fair value in the consolidated balance sheets.
Non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities, are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(Dollars in thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial assets
Cash and cash equivalents	$48,316	$48,316	$63,256	$63,256
Portfolio loans, net	582,418	589,960	587,865	595,442
Mortgages loans held for sale	26,067	26,067	42,995	42,995
Interest receivable	3,555	3,555	3,845	3,845
Financial liabilities
Deposits	625,431	623,131	648,702	650,200
Securities sold under agreements to repurchase	15,353	14,233	13,548	12,425
Federal Home Loan Bank advances	91,000	90,951	141,000	140,963
Subordinated debenture	15,465	6,762	15,465	6,633
Interest payable	451	451	458	458

	Contract		Contract
Off balance sheet financial instruments:	Amount		Amount
Commitments to extend credit	$138,551		$146,915
Standby letters of credit	$3,067		$3,509
Guaranteed commitments outstanding	$1,274		$1,299

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Portfolio loans, net — For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALL is considered to be a reasonable estimate of loan discount for credit quality concerns.
Mortgage loans held for sale — Mortgage loans held for sale are carried at the lower of cost or fair value. Cost generally approximates fair value, given the short duration of these assets.
Interest receivable and payable — The carrying amount of interest receivable and payable approximates its fair value.
Deposits — The fair value of deposits was derived by discounting the expected cash flows back to their present values based on the FHLB yield curve. The OTS decay rate assumptions for the timing of cash flows were used as a conservative proxy for non-maturity deposits.
Securities sold under agreements to repurchase — The fair value of securities sold under agreements to repurchase is estimated by discounting the contractual cash flows under outstanding borrowings at rates equal to the Company’s current offering rate, which approximate general market rates.
FHLB advances — The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of June 30, 2011. For variable rate FHLB borrowings, the carrying value approximates fair value.
Subordinated debentures — The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at June 30, 2011, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. Future cash flows were discounted at 6.71%.
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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, derivatives, and the earn out payable are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as collateral dependent impaired loans and certain other assets including OREO and goodwill. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write downs of individual assets.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at June 30, 2011
Recurring basis	Total	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of states and political subdivisions	$57,881	$—	$57,881	$—
Corporate securities	$23,432	—	$23,432	—
Other investment securities (1)	$80,871	—	$80,871	—

Total assets measured at fair value	$162,184	$—	$162,184	$—

Earn out payable	596			596

Total liabilities measured at fair value	$596	$—	$—	$596

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.

(Dollars in thousands)	Fair Value at December 31, 2010
Recurring basis	Total	Level 1	Level 2	Level 3

Available-for-sale securities
Obligations of states and political subdivisions	$64,151	$—	$64,151	$—
Corporate securities	28,957	—	28,957	—
Other investment securities (1)	96,127	—	96,127	—
Derivatives	2,341	—	2,341	—

Total assets measured at fair value	$191,576	$—	$191,576	$—

Earn out payable	986	—	—	986

Total liabilities measured at fair value	$986	$—	$—	$986

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three months and six months ended June 30, 2011, and 2010. The amount included in the “Transfer into Level 3” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

	Three months		Six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Beginning balance — Earn out payable	$596	$965	$986	$965
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total losses
Included in earnings (or changes in net liabilities)	—	11	(390)	11
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance — Earn out payable	$596	$976	$596	$976

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The derivative amount disclosed in the December 31, 2010 recurring fair value table above represent the fair value of the Company’s interest rate swaps, prior to termination. The valuation of the Company’s interest rate swaps was obtained from a third party pricing service. The fair values were determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis was based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of the derivative fair values fall with Level 2 of the fair value hierarchy.
The earn out payable amount above represents the fair value of the Company’s earn out incentive agreement with the non controlling interest of the Bank of Commerce Mortgage subsidiary. The non controlling interest of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. The expected contractual cash flows are discounted using the six month and two year treasury rates coinciding with their expected payment dates. As such, the Company has determined that the fair values fall with Level 3 of the fair value hierarchy.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.
Assets measured at fair value on a nonrecurring basis are included in the table below. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2011 or December 31, 2010.

(Dollars in thousands)	Fair Value at June 30, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3

Impaired loans	$4,918	$—	$—	$4,918
Other real estate owned	1,470	—	—	1,470

Total assets measured at fair value	$6,388	$—	$—	$6,388

(Dollars in thousands)	Fair Value at December 31, 2010
Nonrecurring basis	Total	Level 1	Level 2	Level 3

Impaired loans	$12,982	$—	$—	$12,982
Other real estate owned	1,994	—	—	1,994
Goodwill	3,695	—	—	3,695

Total assets measured at fair value	$18,671	$—	$—	$18,671

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Impaired loans	$2,243	$332	$3,145	$1,415
Other real estate owned	370	1,064	557	1,245
Goodwill	—	32	—	32

Total assets measured at fair value	$2,613	$1,428	$3,702	$2,692

For the six months ended June 30, 2011:
•	Collateral dependent impaired loans with a carrying amount of $8.0 million were written down to their fair value of $4.9 million resulting in a $3.1 million adjustment to the ALL.

•	OREO with a carrying amount of $2.0 million was written down to fair value of $1.5 million resulting in a loss of $557 thousand which was included in earnings for the period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The loan amounts above represent impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALL.
The loss represents charge offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged off is zero. When the fair value of the collateral is based on a current appraised value, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
The OREO amount above represents impaired real estate that has been adjusted to fair value. OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recognized within net loss on real estate owned. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The Company records OREO as a nonrecurring Level 3.
The fair value of goodwill in the December 31, 2010 nonrecurring fair value table above represents goodwill that has been adjusted to fair value. The fair value of the mortgage subsidiary is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. Based on the fair value of the mortgage subsidiary, the Company makes a determination of goodwill impairment. An impairment review was performed during the three months ended June 30, 2011, and no fair value adjustment was deemed necessary. See Note 8 in the Company’s December 31, 2010 financial statements, incorporated in the annual December 31, 2010 10-K filing for further disclosure pertaining to the goodwill impairment analysis. The Company records goodwill as a nonrecurring Level 3 when impairment is recorded.
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
NOTE 10. TRANSFER OF FINANCIAL ASSETS
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
At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principal balance of approximately $39 thousand, a weighted average credit score of 744, a weighted average loan to value of 86%, and a weighted average yield of 7.76%. Fifty-one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed throughout the United States.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. SEGMENT REPORTING
The Company has two reportable segments: Commercial Banking and Mortgage Brokerage Services. The Company conducts general commercial banking business in the counties of El Dorado, Placer, Shasta, Tehama and Sacramento, California. The principal commercial banking activities include a full array of deposit accounts and related services and commercial lending for businesses, professionals and their interests.
Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with fifteen offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, Washington, and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.
The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income for the three and six months ended June 30, 2011, and 2010.

	Three months ended June 30, 2011
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$8,566	$(3)	$(46)	$—	$8,517
Provision for loan losses	2,580	—	—	—	2,580
Total noninterest income	1,128	2,550	5	(58)	3,625
Total noninterest expense	5,056	2,665	191	(58)	7,854

Income before provision for income taxes	2,058	(118)	(232)	—	1,708
Provision for income taxes	346	(130)	—	—	216

Net income	1,712	12	(232)	—	1,492
Less: net income attributable to noncontrolling interest	—	6	—	—	6

Net income attributable to Bank of Commerce Holdings	$1,712	$6	$(232)	$—	$1,486

	Three months ended June 30, 2010
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$8,329	$(7)	$(141)	$—	$8,181
Provision for loan losses	1,600	—	—	—	1,600
Total noninterest income	654	2,777	—	(104)	3,327
Total noninterest expense	4,894	2,369	350	(104)	7,509

Income before provision for income taxes	2,489	401	(491)	—	2,399
Provision for income taxes	626	124	—	—	750

Net income	1,863	277	(491)	—	1,649
Less: net income attributable to noncontrolling interest	—	144	—	—	144

Net income attributable to Bank of Commerce Holdings	$1,863	$133	$(491)	$—	$1,505

	Six months ended June 30, 2011
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$17,324	$(42)	$(100)	$—	$17,182
Provision for loan losses	4,980	—	—	—	4,980
Total noninterest income	2,135	5,083	5	(146)	7,077
Total noninterest expense	9,832	5,465	349	(146)	15,500

Income before provision for income taxes	4,647	(424)	(444)	—	3,779
Provision for income taxes	1,034	(387)	—	—	647

Net income	3,613	(37)	(444)	—	3,132
Less: net income attributable to noncontrolling interest	—	(18)	—	—	(18)

Net income attributable to Bank of Commerce Holdings	$3,613	$(19)	$(444)	$—	$3,150

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2010
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated

Net interest income (expense)	$16,066	$(42)	$(296)	$—	$15,728
Provision for loan losses	3,850	—	—	—	3,850
Total noninterest income	2,139	5,317	—	(215)	7,241
Total noninterest expense	9,303	5,119	489	(215)	14,696

Income before provision for income taxes	5,052	156	(785)	—	4,423
Provision for income taxes	1,370	124	—	—	1,494

Net income	3,682	32	(785)	—	2,929
Less: net income attributable to noncontrolling interest	—	(111)	—	—	(111)

Net income attributable to Bank of Commerce Holdings	$3,682	$143	$(785)	$—	$3,040

The following table represents financial information about the Company’s reportable segments at June 30, 2011 and December 31, 2010:

	June 30, 2011
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated

Total assets	$855,235	$14,528	$122,276	$(123,517)	$868,522
Total portfolio loans, gross	$596,077	$—	$2,194	$(2,439)	$595,832
Total deposits	$629,396	$—	$—	$(3,965)	$625,431

	December 31, 2010
(Dollars in thousands)	Bank	Mortgage	Parent	Elimination	Consolidated

Total assets	$923,832	$23,912	$118,173	$(126,784)	$939,133
Total portfolio loans, gross	$606,646	$—	$2,289	$(8,139)	$600,796
Total deposits	$655,802	$—	$—	$(7,100)	$648,702

NOTE 12. DERIVATIVES
As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. Presently, the Company does not use derivatives for trading or speculative purposes.
The primary underlying risk exposure of the derivative instruments is the timing and level of changes in interest rates counter to management’s expectations. Furthermore, interest rate swap agreements involve the risk of dealing with institutional counterparties and their ability to adhere to contractual terms. The agreements are entered into with counterparties that meet established credit standards and contain master netting and collateral provisions protecting the at-risk party. Oversight of the Derivatives and Hedging Program is the responsibility of the Asset/Liability Management Committee (ALCO) of the Company’s Board of Directors.
The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of December 31, 2010. The Company did not carry any derivatives as of June 30, 2011. The total of $75.0 million represents interest rate swaps designated as cash flow hedges.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the type of derivative and their location on the consolidated balance sheet and the fair values of such derivatives as of December 31, 2010. See Note 9 in these consolidated financial statements for further detail on the valuation of the Company’s interest rate swaps.

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

On February 4, 2011, ALCO terminated the Company’s forward starting swap positions and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.
ALCO terminated the forward starting swaps due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month Libor rate index. The $3.0 million in cash received from the counterparty related to the cash flow hedge reflects gains to be reclassified into earnings. Although the hedge designation was removed, management believes the forecasted transaction to be probable. Accordingly, the net gains will be reclassified from other comprehensive income to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction will affect earnings.
As of June 30, 2011, the Company estimates that $118 thousand of existing net gains reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Risk Factors
An investment in the Company has risk. The discussion below and elsewhere in this Report and in other documents the Company files with the SEC incorporates various risk factors that could cause the Company’s financial results and condition to vary significantly from period to period. Information in the accompanying financial statements contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution the investor that such statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated. These risks and uncertainties include the Company’s ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions, customer acceptance of new products and services, and general trends in the banking and the regulatory environment, as they relate to the Company’s cost of funds and return on assets. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.
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
The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2010 to June 30, 2011. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2011, compared to the same period in 2010. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.
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
The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce ï Bank of Choicetm” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank offers wealth management services through a third party investment broker.
In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with fifteen offices in two different states and licenses in California, Oregon, Washington, and Colorado. The business was formed in 1993 and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce Mortgagetm in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce Mortgagetm include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.
We continuously search for both organic and external expansion opportunities, through internal growth, strategic alliances, acquisitions, establishing a new office or the delivery of new products and services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Systematically, we will reevaluate the short and long term profitability of all of our lines of business, and will not hesitate to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to our staff, customers, and the markets we serve.
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
Utilize the Strength of Our Management Team. The experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long term strategies, operating plans and performance measures and reviews our performance on a monthly basis. Our Credit Round Table Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Information Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. ALCO establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of June 30, 2011, we had $21.7 million in nonperforming assets, or 2.49% of total assets. We also seek to maintain a prudent ALL, which at June 30, 2011 was $13.4 million, representing 2.24% of our loan portfolio.

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
Our principal executive offices are located at 1901Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.
Risk Factors
•	Our business is subject to various economic risks that could adversely impact our results of operations and financial condition.

•	Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

•	We have a concentration risk in real estate related loans.

•	Monitoring and servicing our IITIN residential mortgage loans could prove more costly and time consuming than previously modeled.

•	Future loan losses may exceed the allowance for loan losses.

•	Defaults may negatively impact us.

•	Interest rate fluctuations, which are out of our control, could harm profitability.

•	Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

•	Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

•	The condition of other financial institutions could negatively affect us.

•	Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

•	Because of our participation in the Troubled Asset Relief Program we are subject to several restrictions including, without limitation, restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executives.

•	Our Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share.

•	Our holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of the Series A Preferred Stock may have interests different from our common shareholders.

•	We rely heavily on our management team and the loss of key officers may adversely affect operations.

•	Internal control systems could fail to detect certain events.

•	Our operations could be interrupted if third party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

•	Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

•	Potential acquisitions may disrupt our business and dilute shareholder value.

•	We are subject to extensive regulation which could adversely affect our business.

•	Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

•	Shares eligible for future sale could have a dilutive effect.

•	Changes in accounting standards may impact how we report our financial condition and results of operations.

•	A natural disaster or recurring energy shortage, especially in California, could harm our business.

•	The price of our common stock may fluctuate significantly, and this may make it difficult to resell shares of common stock at desirable prices.

•	Our profitability measures could be adversely affected if we are unable to effectively deploy the capital raised in our latest offering.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•	Only a limited trading market exists for our common stock, which could lead to significant price volatility

•	Anti-takeover provisions in our articles of incorporation could make a third party acquisition of us difficult

•	There may be future sales or other dilutions of our equity which may adversely affect the market price of our common stock.

•	The holders of our preferred stock and trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.

•	Our future ability to pay dividends and repurchase stock is subject to restrictions.

•	Potential volatility of deposits.

•	Negative publicity could damage our reputation.

•	Mortgage banking interest rate and market risk.

•	Mortgage banking revenue can be volatile quarter to quarter.

•	The impact of financial reform legislation is yet to be determined.
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
Sources of Income
We derive our income from two principal sources: (1) net interest income, which is the difference between the interest income we receive on interest earning assets and the interest expense we pay on interest bearing liabilities, and (2) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage brokerage fee income and merchant credit card processing services.

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
Changes in the slope of the “yield curve” — or the spread between short term and long term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short term rates are lower than long term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(Unaudited)	June 30, 2011	June 30, 2010

Profitability
Return on average assets	0.68%	0.73%
Return on average equity	5.93%	7.14%
Average earning assets to total average assets	96.47%	94.69%
Interest Margin
Net interest margin	3.96%	4.06%
Asset Quality
Allowance for loan losses to total loans	2.24%	2.08%
Nonperforming assets to total assets	2.49%	2.74%
Net charge offs to average loans	0.73%	0.38%
Liquidity
Loans to deposits	93.12%	93.44%
Liquidity ratio	45.98%	32.84%
Capital
Tier 1 Risk-Based Capital — Bank	15.76%	14.21%
Total Risk-Based Capital — Bank	17.02%	15.47%
Tier 1 Risk-Based Capital — Company	15.75%	15.03%
Total Risk-Based Capital — Company	17.00%	16.29%
Efficiency
Efficiency ratio	62.30%	63.98%

Financial Highlights — Results of Operations
Balance Sheet
As of June 30, 2011, the Company had total consolidated assets of $868.5 million, total net portfolio loans of $582.4 million, an ALL of $13.4 million, deposits outstanding of $625.4 million, and stockholders’ equity of $108.2 million.
The Company continued to maintain a strong liquidity position during the reporting period. As of June 30, 2011, the Company maintained cash positions at the Federal Reserve Bank (FRB) and correspondent banks in the amount of $19.1 million. The Company also held certificates of deposits with other financial institutions in the amount of $29.2 million, which the Company considers highly liquid.
The Company continues to maintain a relatively low-risk, liquid available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. Investment securities totaled $162.2 million at June 30, 2011, compared with $189.2 million at December 31, 2010. The $27.1 million, or 14.3% decrease primarily reflected net sales activity relating to municipal bonds, residential mortgage backed securities, and corporate securities. During the period the Company sold securities to generate liquidity to payoff maturing FHLB borrowings, and to a lesser extent, reposition the portfolio to shorten duration. As a direct result of the investment portfolio liquidation, for the six months ended June 30, 2011, the Company recorded approximately $913 thousand in realized gains on sales of securities.
At June 30, 2011, the Company’s net unrealized gain on available-for-sale securities was $809 thousand, compared with $3.2 million net unrealized loss at December 31, 2010. The favorable change in net unrealized losses was primarily due to increases in the fair values of the Company’s municipal bond portfolio.
Overall, the net portfolio loan balance did not change significantly for the period ended June 30, 2011. The Company’s net loan portfolio was $582.4 million at June 30, 2011, compared with $587.9 million at December 31, 2010, a decrease of $5.4 million, or 0.92%. The Company continued to conservatively monitor credit quality during the period, and adjust the ALL accordingly. As such, the Company provided $5.0 million in provisions for loan losses for the six months ended June 30, 2011 compared with $3.9 million for the same period a year ago. The Company’s ALL as a percentage of total portfolio loans were 2.24% and 2.08% for the six months ended June 30, 2011, and June 30, 2010, respectively.
Net charge offs were $4.5 million for the six months ended June 30, 2011 compared with net charge offs of $2.3 million for the same period a year ago. The charge offs were centered in commercial loans and construction loans, where ongoing credit quality issues continue to surface. The weaknesses in the commercial loan portfolio are specifically centered on loans where the borrowers business is tied to real estate. For the foreseeable future, the commercial loan portfolio, as well as the commercial real estate loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Loans held for sale, consisting of residential mortgages to be sold in the secondary market, were $26.1 million at June 30, 2011, compared with $43.0 million at December 31, 2010. The decrease in loans held for sale was principally due to a decrease in mortgage loan origination and refinancing activity, primarily driven by an increase in interest rates during the during the first six months of 2011.
The Company’s OREO decreased from $2.3 million to $1.8 million for the six months ended June 30, 2011. The net decrease was driven primarily by the sale of a $1.6 million commercial building and the associated property. See Note 7 in the Condensed Consolidated Financial Statements incorporated in this report, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company expects to realize further transfer and sale activity in the OREO portfolio for the foreseeable future.
Income Statement
Due to conservative loan underwriting, active servicing of problem credits, and maintenance of a healthy net interest margin, the Company has remained profitable during the economic downturn. Accordingly, the Company continues to be well positioned to take advantage of growth opportunities in the coming years. Net income attributable to Bank of Commerce Holdings was $1.5 million and $3.2 million for the three months and six months ended June 30, 2011, compared with $1.5 million and $3.0 million for the same periods in 2010, respectively. Net income available to common stockholders was $1.3 million and $2.7 million for the three and six months ended June 30, 2011, compared with $1.3 million and $2.6 million for the same periods in 2010, respectively. Diluted earnings per share was $0.07 and $0.16 for the three months and six months ended June 30, 2011, compared with $0.08 and $0.20 for the same periods in 2010, respectively.
The decrease in the six months ended diluted earnings per share was primarily driven by the disproportional increase in common shares outstanding for the six months ended June 30, 2011. The increase in common shares outstanding is directly related to the Company’s successful Offering in March 2010. See the subsequent discussion on Capital Management and Adequacy in this document for further information pertaining to the Offering.
The Company continued to pay dividends on common stock during the three months ended June 30, 2011. The dollar amount per share decreased from $0.06 per quarter during 2010 to $0.03 per quarter in 2011. The decrease in the dividend rate was executed to preserve capital, while ensuring that dividend payout ratios remain consistent to periods prior to the Offering.
Return on average assets (ROA) and return on average equity (ROE) for the three months ended June 30, 2011 was 0.65% and 5.53% respectively, compared with 0.70% and 6.02% respectively, for the three months ended June 30, 2010. ROA and ROE for the six months ended June 30, 2011 was 0.68% and 5.93% respectively, compared with 0.73% and 7.14% respectively, for the six months ended June 30, 2010. The modest decrease in return on assets was driven by lower yields in the loan portfolio associated with the pay off of higher yielding loans, downward rate adjustments of variable rate loans, and the transfer of existing loans to nonaccrual status. Decreased yield in the available-for-sale investment portfolio had a negative impact on ROA as well. The decline in the investment portfolio yields was primarily driven by sales of securities with relatively higher yields. The transaction activity pertaining to the investment portfolio was in accordance to the Company’s objective of liquidating the portfolio to pay down FHLB borrowings, while also shortening duration.
The decrease in ROE for the three and six months ended June 30, 2011, compared with the same period a year ago, was primarily driven by the lower ROA and the deleveraging of the balance sheet. In addition, the disproportional increase in average common equity relative to changes in earning assets and interest bearing liabilities combined as well to decrease ROE.
Liquidity
The objective of liquidity management is to ensure that the Company can efficiently meet the borrowing needs of our customers, withdrawals of our depositors and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress.
ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. In addition to the immediately liquid resources of cash and due from banks, asset liquidity is supported by debt securities in the available-for-sale portfolio and the ability to sell loans in the secondary market. Furthermore, the Company pledges various loans as collateral, enabling access to secured borrowing lines of credit with the FHLB, FRB, and borrowing lines with other financial institutions.
Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. Additional funding is provided by long term debt, including FHLB borrowings and the Company’s junior subordinated debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s consolidated liquidity position remains adequate to meet short term and long term future contingencies. At June 30, 2011, the Company had available lines of credit at the FHLB and FRB of approximately $119.8 million and $53.7 million, respectively. The Company also has fed funds borrowing lines with two correspondent banks totaling $15.0 million.
Capital Management and Adequacy
We use capital to fund organic growth, pay dividends and repurchase our shares. The objective of effective capital management is to produce above market long term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. Our potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt and trust preferred securities.
Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis. The regulators of the Bank measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on our balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.
This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALL). The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4%) of the total risk-based capital is to be comprised of common equity; the remaining balance may consist of debt securities and a limited portion of the ALL.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of June 30, 2011.
As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company and the Bank’s capital amounts and ratios as of June 30, 2011 are presented in the table.

			Well
		Actual	Capitalized	Minimum Capital
(Dollars in thousands)	Capital	Ratio	Requirement	Requirement

The Holding Company
Leverage	$117,246	12.87%	n/a	4.00%
Tier 1 Risk-Based	117,246	15.75%	n/a	4.00%
Total Risk-Based	126,608	17.00%	n/a	8.00%

The Bank
Leverage	$110,365	12.16%	5.00%	4.00%
Tier 1 Risk-Based	110,365	15.76%	6.00%	4.00%
Total Risk-Based	119,181	17.02%	10.00%	8.00%

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
Short and Long Term Borrowings
The Company actively uses FHLB advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At June 30, 2011, the Company’s FHLB advances were of fixed term and variable term borrowings without call or put option features. At June 30, 2011, the Company had $91.0 million in FHLB advances outstanding at an average rate of 0.38% compared to $145.0 million at an average rate of 0.13% at June 30, 2010.
Allowance for Loan Losses
The ALL, which consists of the allowance for loan losses, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process using several analytical tools and benchmarks, to calculate a range of probable outcomes and determine the adequacy of the allowance. No single statistic or measurement determines the adequacy of the allowance. Loan recoveries and the provision for credit losses increase the allowance, while loan charge offs decrease the allowance.
Although the Company has a diversified loan portfolio, a significant portion of its customers’ ability to repay the loans is dependent upon the professional services and investor commercial real estate sectors. Loans within the Company’s loan portfolio are generally secured by real estate or other assets, and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments. The Company’s exposure to credit loss, if any, is the difference between the fair value of the collateral, and the outstanding balance of the loan.
Provisions for loan losses for the three months ended June 30, 2011, and 2010 were $2.6 million and $1.6 million, respectively. Provisions for loan losses for the six months ended June 30, 2011, and 2010 were $5.0 million and $3.9 million, respectively. The Company’s ALL was 2.24% of total loans at June 30, 2011, compared with 2.08% at June 30, 2010.
The increased level of the Company’s ALL relative to the gross loan portfolio is primarily driven by the declining credit quality, as well as management’s conservative approach to managing through the credit quality issues. This approach has inherently resulted in an increasing number of impairment reviews, and consequently identified impairment. Refer to the nonperforming assets caption in this document for further detail on impaired loans and nonperforming assets.
Factors that may affect future results
As a financial services company, our earnings are significantly affected by general business and economic conditions. These conditions include short term and long term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which we operate.
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
Management has determined the following five accounting policies to be critical: Valuation of Investments and Impairment of Securities, Allowance for loan losses, Accounting for Income Taxes, Accounting for Derivative Financial Instruments and Hedging Activities, and Accounting for Fair Value Measurements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Valuation of Investments and Impairment of Securities
At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.
When an investment is other-than-temporarily impaired, the Company assesses whether it intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If the Company intends to sell the security or if it more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of other-than-temporary impairment is recognized in earnings.
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
The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether other-than-temporary impairment has occurred for an investment. The Company follows a consistent and systematic process for determining and recording other-than-temporary impairment loss. The Company has designated the ALCO Committee responsible for the other-than-temporary evaluation process.
The ALCO Committee’s assessment of whether other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook.
Allowance for Loan Losses
ALL is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.
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
We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. Management believes that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.
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

These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments are accounted for as fair value hedges, with the changes in fair value reflected in earnings as a component of mortgage brokerage fee income. At June 30, 2011 the Company did not maintain any open positions or any other outstanding derivative loan commitments.

•	Interest Rate Swap Agreements — As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At June 30, 2011, the Company did not maintain any interest rate swap agreements.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, securities held-to-maturity that are other-than-temporarily impaired, and goodwill. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.
We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 9 to the Condensed Consolidated Financial Statements in this document.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net Interest Income and Net Interest Margin
Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2011 was $8.5 million, an increase of $336 thousand or 4.1% compared to the same period in 2010. Net interest income for the three months ended June 30, 2011 was positively impacted by a lower volume of FHLB borrowings, lower funding costs relating to the Company’s certificate of deposits, and floating rate junior subordinated debentures. Net interest income for the six months ended June 30, 2011 was $17.2 million, an increase of $1.5 million or 9.24% compared to the same period in 2010. The results for the three and six months ended June 30, 2011, as compared to the same period in 2010 are attributable to growth in outstanding average interest earning assets, primarily investment securities, partially offset by growth in interest bearing liabilities, primarily FHLB borrowings.
The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.97% for the three months ended June 30, 2011, a decrease of 15 basis points as compared to the same period in 2010. The net interest margin on a fully taxable basis was 3.96% for the six months ended June 30, 2011, a decrease of 10 basis points as compared to the same period in 2010. The decrease in net interest margin primarily resulted from decreased yield on the loan portfolio as a result of payoffs, downward rate adjustments on variable rate loans, and transfers to nonaccrual status, partially offset by a decrease in interest expense to earning assets of 34 basis points due to declining costs of interest bearing deposits, and junior subordinated debentures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the six months ended June 30, 2011 and 2010:
Average Balances, Interest Income/Expense and Yields/Rates Paid
(unaudited)

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Interest Earning Assets
Portfolio loans[1]	$626,685	$17,991	5.74%	$622,525	$18,689	6.00%
Tax-exempt securities	50,899	1,485	5.84%	34,288	1,034	6.03%
US government securities	29,480	316	2.14%	21,329	292	2.74%
Mortgage backed securities	73,500	995	2.71%	32,076	653	4.07%
Other securities	42,256	802	3.80%	9,043	193	4.27%
Interest bearing due from banks	69,205	426	1.23%	71,793	422	1.18%
Federal funds sold	—	—	0.00%	990	1	0.20%

Total average interest earning assets	892,025	22,015	4.94%	792,044	21,284	5.37%
Cash & due from banks	1,985			1,829
Bank premises	9,576			9,911
Other assets	21,114			32,681

Total average assets	$924,700			$836,465

Interest Bearing Liabilities
Interest bearing demand	$148,473	$430	0.58%	$143,813	$456	0.63%
Savings deposits	90,714	475	1.05%	71,789	440	1.23%
Certificates of deposit	307,094	2,585	1.68%	333,239	3,315	1.99%
Repurchase agreements	14,224	27	0.38%	11,215	27	0.48%
Other borrowings	156,756	840	1.07%	89,692	986	2.20%

Total average interest liabilities	717,261	4,357	1.21%	649,748	5,224	1.61%
Noninterest bearing demand	95,641			74,713
Other liabilities	5,617			26,893
Shareholders’ equity	106,181			85,111

Total average liabilities and shareholders’ equity	$924,700			$836,465

Net Interest Income and Net Interest Margin[2]		$17,658	3.96%		$16,060	4.06%

Interest income on loans includes fee (expense) income of approximately $(95) thousand and $85 thousand for the period ended June 30, 2011, and 2010, respectively.

[1]	Average nonaccrual loans and average loans held for sale of $18.8 and $19.5 million are included, respectively

[2]	Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $476 thousand and $332 thousand for the six months ended June 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table sets forth changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2011 as compared to the same period in 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionally between both variances.
Table 2 Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

(Dollars in thousands)	June 30, 2011 over June 30, 2010
	Variance Due to	Variance Due to
	Average Volume	Average Rate	Total

Increase (decrease)
Interest income:
Portfolio loans	$119	$(817)	$(698)
Tax-exempt securities	485	(35)	450
US government securities	87	(63)	24
Mortgage backed securities	561	(219)	342
Federal funds sold	—	(1)	(1)
Other securities	630	(21)	609
Interest bearing due from banks	(16)	20	4

Total increase (decrease)	1,866	(1,136)	730

(Decrease) increase
Interest expense:
Interest bearing demand	13	(39)	(26)
Savings deposits	99	(64)	35
Certificates of deposit	(220)	(510)	(730)
Repurchase agreements	6	(6)	—
Other borrowings	359	(506)	(147)

Total increase (decrease)	257	(1,125)	(868)

Net increase (decrease)	$1,609	$(11)	$1,598

Noninterest Income
Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, and mortgage brokerage fee income.
Noninterest income for the three months ended June 30, 2011 was $3.6 million or 25.4% of total gross revenues compared to $3.3 million or 23.65% of total gross revenues during the same period in 2010. Noninterest income for the six months ended June 30, 2011 was $7.1 million or 24.73% of total gross revenues compared to $7.2 million or 25.68% of total gross revenues during the same period a year ago. The following table presents the key components of noninterest income for the three and six months ended June 30, 2011 and 2010:

(Dollars in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Noninterest income:
Service charges on deposit accounts	$52	$62	$102	$144
Payroll and benefit processing fees	102	100	230	228
Earnings on cash surrender value — Bank owned life insurance	119	107	230	215
Net gain on sale of securities available-for-sale	655	133	913	1,064
Merchant credit card service income, net	33	64	303	117
Mortgage banking revenue, net	2,550	2,776	5,083	5,336
Other income	114	85	216	137

Total noninterest income	$3,625	$3,327	$7,077	$7,241

For the three and six months ended June 30, 2011, we recorded service charges on deposit accounts of $52 thousand and $102 thousand, respectively, as compared to $62 thousand and $144 thousand, respectively, for the same periods a year ago. The decrease in service charges was primarily attributable to the discontinuance of the Overdraft Privilege product, and decreased analysis fees charged to our customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
For the three and six months ended June 30, 2011, we recorded earnings on cash surrender value Bank owned life insurance of $119 thousand and $107 thousand, respectively, as compared to $107 thousand and $215 thousand, respectively, for the same periods a year ago. The increased income was primarily attributable to one time accrual adjustments, and the purchase of an additional policy.
For the three and six months ended June 30, 2011, we recorded securities gains of $655 thousand and $913 thousand, respectively, as compared to securities gains of $133 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2010. The increased gains during the three months ended June 30, 2011 compared to the same period a year ago, resulted from increased sales activity pursuant to the liquidation and repositioning of the available-for-sale investment portfolio.
For the three and six months ended June 30, 2011, we recorded merchant credit card income of $33 thousand and $303 thousand, respectively, as compared to merchant credit card income of $64 thousand and $117 thousand, respectively for the same periods a year ago. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, merchant credit card income for the three months ended June 30, 2011 is down 48% compared to the same period a year ago.
Mortgage banking revenue for the three and six months ended June 30, 2011 decreased by 8.14% and 4.98% respectively, as compared to the same period a year ago, primarily driven by decreased origination and financing activity due to higher market interest rates. Closed mortgage volume for the six months ended June 30, 2011 was $355.9 million, representing an 18.43% decrease compared to the same period a year ago.
Noninterest Expense
Noninterest expense includes salaries and benefits, occupancy, write down of OREO, FDIC insurance assessments, director fees, and other expenses. Other expenses include overhead items such as utilities, telephone, insurance and licensing fees, and business travel.
Noninterest expense for the three months ended June 30, 2011 was $7.9 million compared to $7.5 million during the same period in 2010. Noninterest expense for the six months ended June 30, 2011 was $15.5 million compared to $14.7 million during the same period a year ago. The following table presents the key components of noninterest expense for the three and six months ended June 30, 2011 and 2010:

(Dollars in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Noninterest expense:
Salaries & related benefits	$4,068	$3,365	$8,321	$7,076
Occupancy & equipment expense	800	924	1,528	1,853
Write down of other real estate owned	370	1,064	557	1,245
FDIC insurance premium	363	254	735	505
Data processing fees	91	64	190	153
Professional service fees	595	543	1,169	943
Directors deferred fee compensation plan	131	122	258	240
Stationery & supplies	88	96	139	176
Postage	44	45	90	87
Directors’ expenses	67	68	141	152
Goodwill impairment	—	32	—	32
Other expenses	1,237	932	2,372	2,234

Total noninterest expense	$7,854	$7,509	$15,500	$14,696

Salaries and related benefits for the three months ended June 30, 2011 increased by $703 thousand or 20.89%, compared to the same period a year ago. Salaries and related benefits for the six months ended June 30, 2011 increased by $1.2 million or 17.59%, compared to the same period a year ago. During the last six months of fiscal year 2010, Mortgage Services transitioned existing independent contractors to full time equivalents, and increased staff due to growth in general operations, resulting in an increase in salaries and related benefits compared to the same periods a year ago.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Occupancy and equipment expense for the three months ended June 30, 2011 decreased by $124 thousand or 13.42%, compared to the same period a year ago. Occupancy and equipment expense for the six months ended June 30, 2011 decreased by $325 thousand, or 17.54%, compared to the same period a year ago. The decrease is primarily driven by decreased rent expense, and decreased equipment repairs, both pertaining to the mortgage subsidiary.
Write down of the Company’s other real estate owned decreased by $694 thousand and $688 thousand for the three and six months ended June 30, 2011, respectively, compared to the same period a year ago. During the three months ended June 30, 2010, management determined that further impairment on a specific commercial lot was necessary, resulting in a substantial write down of the property’s carrying value.
FDIC insurance premium expense for the three months ended June 30, 2011 increased by $109 thousand or 42.91%, compared to the same period a year ago. FDIC insurance premium expense for the six months ended June 30, 2011 increased by $230 thousand, or 45.54%, compared to the same period a year ago. The increase is primarily due to the FDIC’s revisions in deposit insurance assessments methodology for determining premiums, and prepayment true up adjustments.
Data processing expense for the three months ended June 30, 2011 increased by $27 thousand or 42.19%, compared to the same period a year ago. Data processing expense for the six months ended June 30, 2011 increased by $37 thousand, or 24.18%, compared to the same period a year ago. The increase is primarily attributable to new software additions and their associated licensing.
Professional service fees encompass audit, legal and consulting fees. The Company continues to experience increased expense in this area due to ongoing credit quality issues within the loan portfolio, and increased regulatory and financial reporting burdens.
Other expenses for the three months ended June 30, 2011 increased by $275 thousand or 28.59%, compared to the same period in the prior year, attributable primarily to increased losses on sale of other real estate owned, and increased regulatory compliance expense.
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
The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Income tax provision (benefit)	$216	$750	$647	$1,494
Effective tax rate	12.65%	31.26%	17.12%	33.78%

Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.
Income tax provisions (benefit) for the three months ended June 30, 2011 decreased by $534 thousand or 71.20%, compared to the same period a year ago. Income tax provisions (benefit) for the six months ended June 30, 2011 decreased by $847 thousand, or 56.69%, compared to the same period a year ago. The decrease is primarily driven by income tax benefits realized from the mortgage subsidiary. During the first six months of the year, the Mortgage Company subsidiary recognized a reduction in provision for income tax previously accrued of approximately $393 thousand. During 2010, the Company did not consider the benefit of the state tax deduction when deriving the federal tax provision. As such, this benefit was recognized during the first quarter of 2011.
The Company had a net deferred tax asset of $6.5 million at June 30, 2011. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2011 consist of the following:

	June 30,	June 30,
(Dollars in thousands)	2011	2010

Deferred tax assets:
State franchise taxes	$101	$162
Deferred compensation	2,658	2,446
Loan loss reserves	6,282	5,830
Unrealized gains on available-for-sale investment securities	(1,575)	—
Other	823	271

Total deferred tax assets	$8,289	$8,709

Deferred tax liabilities:
State franchise taxes	$(712)	$—
Unrealized gains on available-for-sale investment securities	—	(284)
Depreciation	(78)	(242)
Deferred loan origination costs	(460)	(412)
Deferred state taxes	—	(644)
Other	(495)	(156)

Total deferred tax liabilities	$(1,745)	$(1,738)

Net deferred tax asset	$6,544	$6,971

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
Although we have a diversified loan portfolio, a significant portion of its borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company. Furthermore, declining real estate values negatively impact holdings of OREO as well.
The recent deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations. The slowdown in residential development and construction markets has led to an increase in nonperforming loans which has resulted in additional provisions to our ALL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given our current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
One exception to the 90 days past due policy for nonaccruals is the Company’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower [each home equity loan that becomes ninety days past due will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower]. Once this put reserve is exhausted, the bank will charge off any loans that go more than 90 days past due. As such, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that charging the entire loan balance off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.
Total portfolio loans outstanding at June 30, 2011 were $582.4 million, a decrease of $5.4 million when compared to the same period a year ago. This decrease was primarily driven by $6.1 million in payoffs, and $1 million in charge offs relating to real estate construction loans. The following table presents the concentration distribution of the Company’s loan portfolio at June 30, 2011 and December 31, 2010.

(Dollars in thousands)	June 30, 2011%		December 31, 2010%

Commercial	$140,610	23.60%	$130,579	21.73%
Real estate — construction loans	26,357	4.42%	41,327	6.88%
Real estate — commercial (investor)	218,535	36.68%	215,697	35.90%
Real estate — commercial (owner occupied)	68,327	11.47%	68,055	11.33%
Real estate — ITIN loans	67,675	11.36%	70,585	11.75%
Real estate — mortgage	22,116	3.71%	19,299	3.21%
Real estate — equity lines	46,850	7.86%	48,178	8.02%
Consumer	5,271	0.88%	6,775	1.13%
Other	91	0.02%	301	0.05%

Gross portfolio loans	$595,832	100.00%	$600,796	100.00%
Less:
Deferred loan fees, net	51		90
Allowance for loan losses	13,363		12,841

Net portfolio loans	$582,418		$587,865

The following table provides a breakdown of the Company’s real estate construction portfolio as of June 30, 2011:
Dollars in thousands

		% of gross
Loan Type	Balance	portfolio loans

Commercial lots and entitled commercial land	$8,363	1.40%
Commercial real estate — construction	14,380	2.41%
1-4 family subdivision loans	1,900	0.32%
1-4 family individual residential lots	1,714	0.29%

Total real estate — construction	$26,357	4.42%

Mortgages held for sale
Mortgages held for sale are not included in total net portfolio loans in the table above. Mortgages held for sale are generated through two pipelines: (1) Bank of Commerce Mortgage and (2) the Bank’s purchase program with Bank of Commerce Mortgage. In both cases our majority owned subsidiary Bank of Commerce Mortgage originates residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. In scenario (1) above, the loans are funded through a warehouse line of credit with the Bank or other financial institutions, and are accounted for as loans held for sale at the Mortgage Subsidiary. Under scenario (2) above, the Bank purchases the mortgages at origination from the Mortgage Subsidiary, and are classified as held for sale at the Bank.
All mortgage loans originated through either pipeline represent loans collateralized by one to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors including the servicing rights. Mortgages held for sale are carried at the lower of cost or fair value. Cost generally approximates fair value, given the short duration of these assets. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans. As of June 30, 2011, the Company had $26.1 million in mortgages that were held for sale. These loans are not included in net portfolio loans listed in the table above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Nonperforming Assets
The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:
(Dollars in thousands)

	June 30,	December 31,
Nonperforming assets	2011	2010

Commercial	$901	$2,302
Real estate construction
Commercial real estate construction	1,973	100
Residential real estate construction	26	242

Total real estate construction	1,999	342
Real estate mortgage
1-4 family, closed end 1st lien	3,002	1,166
1-4 family revolving	—	97
ITIN 1-4 family loan pool	9,739	9,538
Home equity loan pool	—	—

Total real estate mortgage	12,741	10,801
Commercial real estate	3,282	7,066

Total nonaccrual loans	18,923	20,511
90 days past due and still accruing	953	—

Total nonperforming loans	19,876	20,511

Other real estate owned	1,793	2,288

Total nonperforming assets	$21,669	$22,799

Nonperforming loans to total loans	3.34%	3.41%
Nonperforming assets to total assets	2.49%	2.43%
Nonperforming assets adversely affect our net income in various ways. Until macroeconomic and local market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we mark the respective assets to their fair market value which may result in the recognition of a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.
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
On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of June 30, 2011, the Company had allocated $1.5 million towards this pool or 9.48% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. As such, management considered the put reserve in estimating probable losses in the home equity portfolio.
At June 30, 2011, the remaining put reserve totaled $222 thousand or 1.38% of the outstanding principal balance. The put reserve is considered an irrevocable first loss guarantee from the seller that provides the Company the right to put back delinquent home equity loans to the seller that are 90 days or more delinquent up to an aggregate amount of $1.5 million. The guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability in the Company’s balance sheet. At the end of the term of the loss guarantee, on March 11, 2013, the Company is required to return the unused cash deposit to the seller.

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
In conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALL against the ITIN portfolio. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in our ALL related to the ITIN loans was necessary; the following factors were considered in determining the specific ALL allocation to the ITIN Portfolio:
•	Increasing delinquencies — 20% of the portfolio was delinquent 30 days or more as of December 31, 2010,

•	Servicer modification efforts were generally extending beyond a typical timeframe,

•	Mortgage insurance — A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials,

•	Sale of OREO — An emerging trend in the lengthening disposition of ITIN OREO had developed including the potential for decreased recoveries and consequently increased net charge offs,

•	Lack of loss guaranty due to settlement.
As of March 31, 2011 and December 31, 2010, the specific ITIN ALL allocation represented approximately 4.45% and 4.05% of the total outstanding principal, respectively.
A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers.
Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.
As of June 30, 2011, impaired loans totaled $43.9 million, of which $18.9 million were in nonaccrual status. Of the total impaired loans $13.3 million, or one hundred and forty-seven were ITIN loans with an average balance of approximately $90 thousand. The remaining nonaccrual loans consist of two commercial loans, three construction loans, four commercial real estate loans, and seven residential mortgages.
Loans are reported as TDRs when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.
TDRs are considered impaired loans, but are not necessarily placed on nonaccrual status. Rather, if the borrower is current at the time of the restructuring, and continues to pay as agreed, the loan is reported as current. As of June 30, 2011, there were $7.6 million of ITINs which were classified as TDRs, of which $4.1 million were on nonaccrual status.
As of June 30, 2011 the Company had $32.4 million in TDRs compared to $24.6 million as of December 31, 2010. As of June 30, 2011, the Company had one hundred and nine restructured loans that qualified as TDRs, of which fifty-eight were performing according to their restructured terms. TDRs represented 5.43% of gross portfolio loans as of June 30, 2011 compared with 4.10% at December 31, 2010.
The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:
(Dollars in thousands)

	June 30,	December 31,
Troubled debt restructurings	2011	2010

Nonaccrual	$7,959	$11,977
Accruing	24,410	12,668

Total troubled debt restructurings	$32,369	$24,645

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table summarizes the activity in the ALL reserves for the periods indicated.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010

Beginning balance	$12,841	$11,207	$12,197
Provision for loan loss charged to expense	4,980	12,850	1,600
Loans charged off	(5,132)	(12,089)	(1,194)
Loan loss recoveries	674	873	164

Ending balance	$13,363	$12,841	$12,767

Gross portfolio loans outstanding at period end	$595,832	$600,796	$613,792

Ratio of allowance for loan losses to total loans	2.24%	2.14%	2.08%
Nonaccrual loans at period end:
Commercial	$901	$2,302	$3,404
Construction	1,999	342	2,415
Commercial real estate	3,282	7,066	9,601
Residential real estate	12,741	10,704	6,910
Home equity	—	97	499

Total nonaccrual loans	$18,923	$20,511	$22,829
Accruing troubled debt restructured loans
Commercial	$—	$—	$484
Construction	108	2,804	2,320
Commercial real estate	17,304	3,621	1,164
Residential real estate	6,569	6,243	5,120
Home equity	429	—	—

Total accruing restructured loans	$24,410	$12,668	$9,088

All other accruing impaired loans	539	737	—

Total impaired loans	$43,872	$33,916	$31,917

Allowance for loan losses to nonaccrual loans at period end	70.62%	62.61%	55.92%
Nonaccrual loans to total loans	3.18%	3.41%	3.72%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
BANK OF COMMERCE HOLDINGS & SUBSIDIARIES
QUARTERLY INCOME STATEMENT

	June 30,	March 31,	December 31,	September 30,	June 30,
(Amounts in thousands)	2011	2011	2010	2010	2010

Interest income:
Interest and fees on loans	$8,958	$9,033	$9,635	$9,710	$9,511
Interest on tax-exempt securities	478	532	524	465	381
Interest on U.S. government securities	633	678	505	633	507
Interest on federal funds sold and securities purchased under agreement to resell	—	—	—	1	—
Interest on other securities	577	651	529	471	342

Total interest income	10,646	10,894	11,193	11,280	10,741
Interest expense:
Interest on demand deposits	204	226	261	251	226
Interest on savings deposits	229	246	244	237	221
Interest on certificates of deposit	1,272	1,313	1,383	1,453	1,554
Securities sold under agreements to repurchase	13	14	12	13	15
Interest on FHLB borrowings	148	164	181	178	138
Interest on other borrowings	263	266	495	470	406

Total interest expense	2,129	2,229	2,576	2,602	2,560

Net interest income	8,517	8,665	8,617	8,678	8,181
Provision for loan and lease losses	2,580	2,400	4,550	4,450	1,600

Net interest income after provision for loan losses	5,937	6,265	4,067	4,228	6,581
Noninterest income:
Service charges on deposit accounts	52	50	53	63	62
Payroll and benefit processing fees	102	128	113	107	100
Earnings on cash surrender value — Bank owned life insurance	119	111	111	112	107
Net gain on sale of securities available-for-sale	655	258	738	179	133
Gain on settlement of put reserve	—	—	—	1,750	—
Merchant credit card service income, net	33	270	53	65	64
Mortgage brokerage fee income	2,550	2,533	5,711	3,281	2,776
Other income	114	102	123	91	85

Total noninterest income	3,625	3,452	6,902	5,648	3,327
Noninterest expense:
Salaries and related benefits	4,068	4,253	4,665	4,162	3,365
Occupancy and equipment expense	800	728	855	952	924
Write down of other real estate owned	370	187	196	129	1,064
FDIC insurance premium	363	372	261	250	254
Data processing fees	91	99	65	52	64
Professional service fees	595	574	567	216	543
Deferred compensation expense	131	127	127	126	122
Stationery and supplies	88	51	47	35	96
Postage	44	46	53	58	45
Directors’ expense	67	74	58	56	68
Other expenses	1,237	1,135	1,445	1,260	964

Total noninterest expense	7,854	7,646	8,339	7,296	7,509

Income before provision for income taxes	1,708	2,071	2,630	2,580	2,399
Provision for income taxes	216	431	749	916	750

Net Income	1,492	1,640	1,881	1,664	1,649
Less: Net income (loss) attributable to non- controlling interest	6	(24)	260	105	144
Net income attributable to Bank of Commerce Holdings	$1,486	$1,664	$1,621	$1,559	$1,505

Less: Preferred dividend and accretion on preferred stock	$235	$235	$235	$235	$236
Income available to common stockholders	$1,251	$1,429	$1,386	$1,324	$1,269

Basic earnings per share	$0.07	$0.08	$0.08	$0.08	$0.08
Weighted average shares — basic	16,991	16,991	16,991	16,991	16,837
Diluted earnings per share	$0.07	$0.08	$0.08	$0.08	$0.08
Weighted average shares — diluted	16,991	16,991	16,991	16,991	16,837
Cash dividends declared	$0.03	$0.03	$0.03	$0.03	$0.06

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short term borrowings, long term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our Asset/Liability Management (“ALM”) process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments, and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the ALM process.
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
The Board of Directors has overall responsibility for our interest rate risk management policies. ALCO establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The internal ALCO Roundtable group maintains a net interest income forecast using different rate scenarios via a simulation model. This group updates the net interest income forecast for changing assumptions and differing outlooks based on economic and market conditions.
The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 400 to — 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.
The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) repricing opportunities for earning assets and interest bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points.
Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Based on the most recent model run, we are considered liability sensitive in the 100 basis point to 400 basis point upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.
To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Given the historically low interest rates we are currently experiencing, we are currently only running the model for 100 and 200 basis points in a down rate scenario. The most recent model results indicate the estimated annualized reduction in net interest income attributable to 100 and 200 basis point declines in the federal funds rate was $784,030 and $1,744,069, respectively.
The Federal Reserve currently has the federal funds rate targeted between zero to twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results indicate the estimated annualized decrease in net interest income attributable to 100, 200, and 300 basis point increases in the federal funds rate was $355,478, $401,310, and $162,047, respectively. When shocked 400 basis points, the model shows a net interest income increase of $163,469.
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
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2011, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the second quarter of 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of our equity securities within the past three years ended June 30, 2011.
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

BANK OF COMMERCE HOLDINGS (Registrant)
Date: August 5, 2011	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and Chief Financial Officer