Form 10-Q
period 2011-09-30
Bank of Commerce Holdings
filed 2011-11-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Outstanding shares of Common Stock, no par value, as of September 30, 2011: 16,991,495

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$30,961	$23,786
Interest bearing due from banks	27,476	39,470

Total cash and cash equivalents	58,437	63,256

Securities available-for-sale, at fair value	165,704	189,235
Portfolio loans	589,597	600,706
Allowance for loan losses	(10,590)	(12,841)

Net loans	579,007	587,865
Mortgage loans held for sale, at fair value	10,901	—
Mortgage loans held for sale, at lower of cost or market	64,904	42,995
Bank premises and equipment, net	9,664	9,697
Goodwill	3,695	3,695
Other real estate owned	1,665	2,288
Other assets	34,194	40,102

TOTAL ASSETS	$928,171	$939,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand - noninterest bearing	$99,431	$91,025
Demand - interest bearing	175,745	162,258
Savings accounts	94,519	83,652
Certificates of deposit	280,887	311,767

Total deposits	650,582	648,702
Securities sold under agreements to repurchase	15,701	13,548
Federal Home Loan Bank borrowings	111,000	141,000
Mortgage warehouse lines of credit	11,290	4,983
Junior subordinated debentures	15,465	15,465
Other liabilities	11,377	11,708

Total Liabilities	815,415	835,406
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2011and none in 2010	19,799	—
Preferred stock, no par value, 2,000,000 shares authorized: Series A (liquidation preference $1,000 per share) issued and outstanding: none in 2011 and 17,000 in 2010	—	16,731
Common stock , no par value, 50,000,000 shares authorized; issued and outstanding: 16,991,495 in 2011 and 2010	42,782	42,755
Common stock warrant	247	449
Retained earnings	44,582	41,722
Accumulated other comprehensive income (loss), net of tax	2,437	(509)

Total Equity – Bank of Commerce Holdings	109,847	101,148
Noncontrolling interest in subsidiary	2,909	2,579

Total Stockholders’ Equity	112,756	103,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928,171	$939,133

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$9,013	$9,710	$27,004	$28,399
Interest on tax-exempt securities	470	465	1,480	1,168
Interest on U.S. government securities	437	633	1,748	1,578
Interest on other securities	548	472	1,776	1,087

Total interest income	10,468	11,280	32,008	32,232

Interest expense:
Interest on demand deposits	191	251	621	707
Interest on savings deposits	172	237	647	677
Interest on certificates of deposit	1,204	1,453	3,789	4,768
Securities sold under agreements to repurchase	9	13	36	40
Interest on FHLB borrowings	135	178	447	445
Interest on other borrowings	311	470	840	1,189

Total interest expense	2,022	2,602	6,380	7,826

Net interest income	8,446	8,678	25,628	24,406
Provision for loan losses	2,211	4,450	7,191	8,300

Net interest income after provision for loan losses	6,235	4,228	18,437	16,106

Noninterest income:
Service charges on deposit accounts	50	63	152	207
Payroll and benefit processing fees	99	107	329	335
Earnings on cash surrender value – Bank owned life insurance	117	112	347	327
Net gain on sale of securities available-for-sale	532	179	1,445	1,243
Gain on settlement of put reserve	—	1,750	—	1,750
Merchant credit card service income, net	39	65	342	182
Mortgage banking revenue, net	4,346	3,281	9,429	8,617
Other income	118	91	334	228

Total noninterest income	5,301	5,648	12,378	12,889

Noninterest expense:
Salaries and related benefits	4,994	4,162	13,315	11,238
Occupancy and equipment expense	742	952	2,270	2,805
Write down of other real estate owned	—	129	557	1,374
FDIC insurance premium	300	250	1,035	755
Data processing fees	92	52	282	205
Professional service fees	513	216	1,682	1,159
Director deferred fee compensation plan	136	126	394	366
Stationery and supplies	63	35	202	211
Postage	47	58	137	145
Directors’ expense	67	56	208	208
Goodwill impairment	—	—	—	32
Other expenses	788	1,260	3,160	3,494

Total noninterest expense	7,742	7,296	23,242	21,992

Income before provision for income taxes	3,794	2,580	7,573	7,003
Provision for income taxes	1,403	916	2,050	2,410

Net Income	2,391	1,664	5,523	4,593
Less: Net income (loss) attributable to noncontrolling interest	348	105	330	(6)
Net income attributable to Bank of Commerce Holdings	$2,043	$1,559	$5,193	$4,599

Less: Preferred dividend and accretion on preferred stock	334	235	804	706
Income available to common shareholders	$1,709	$1,324	$4,389	$3,893

Basic earnings per share	$0.10	$0.08	$0.26	$0.27
Weighted average shares - basic	16,991	16,991	16,991	14,263
Diluted earnings per share	$0.10	$0.08	$0.26	$0.27
Weighted average shares – diluted	16,991	16,991	16,991	14,263
Cash dividends declared	$0.03	$0.03	$0.09	$0.15

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity (Unaudited)

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest in Subsidiary	Total
Balance at January 1, 2010	$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807
Net Income					6,220		6,220	254	6,474
Other comprehensive income, net of tax						(1,167)	(1,167)		(1,167)

Comprehensive income							5,053		5,307
Accretion on preferred stock	90				(90)		—		—
Preferred stock dividend					(850)		(850)		(850)
Common cash dividend ($0.18 per share)					(2,562)		(2,562)		(2,562)
Compensation expense associated with stock options				54			54		54
Issuance of new shares, net of issuance costs ($4.25 per share)			8,280	32,971			32,971		32,971

Balance at December 31, 2010	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest in Subsidiary	Total
Balance at January 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income					5,193		5,193	330	5,523
Other comprehensive income, net of tax						2,946	2,946		2,946

Comprehensive income							8,139		8,469
Preferred stock issued, net of issuance costs	2,799						2,799		2,799
Accretion on preferred stock	269	(202)			(67)		—		—
Preferred stock dividend					(737)		(737)		(737)
Common cash dividend ($0.03 per share)					(1,529)		(1,529)		(1,529)
Compensation expense associated with stock options				27			27		27

Balance at September 30, 2011	$19,799	$247	16,991	$42,782	$44,582	$2,437	$109,847	$2,909	$112,756

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$2,391	$1,664	$5,523	$4,593
Available-for-sale securities:
Unrealized gains arising during the period	1,623	2,952	6,416	3,650
Reclassification adjustments for net gains realized in earnings, net of tax	(274)	(106)	(726)	(733)
Income tax expense related to unrealized gains	(672)	(1,217)	(2,640)	(1,502)

Net change in unrealized gains	677	1,629	3,050	1,415
Derivatives:
Unrealized losses arising during the period	(837)	(603)	(178)	(603)
Reclassification adjustment for net gains realized in earnings, net of tax	—	—	—	—
Income tax benefit related to unrealized loss	345	248	74	248

Net change in unrealized gains	(492)	(355)	(104)	(355)

Total other comprehensive income, net of tax	2,576	2,938	8,469	5,653
Less: Other comprehensive income noncontrolling interest	348	105	330	(6)

Total other comprehensive income – Bank of Commerce Holdings	$2,228	$2,833	$8,139	$5,659

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2011 and 2010

(Dollars in thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$5,523	$4,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,191	8,300
Provision for depreciation and amortization	665	718
Goodwill impairment	—	32
Compensation expense associated with stock options	27	39
Gain on sale of mortgage loans	(10,782)	(10,656)
Gross proceeds from sales of loans held for sale, carried at cost	386,163	493,297
Gross proceeds from sales of loans held for sale, carried at fair value	46,081	—
Gross originations of loans held for sale, carried at cost	(397,289)	(496,378)
Gross originations of loans held for sale, carried at fair value	(56,982)	—
Gain on sale of securities available-for-sale	(1,445)	(1,243)
Amortization of investment premiums and accretion of discounts, net	893	261
Gain on settlement of put reserve	—	(1,750)
Loss on sale of other real estate owned	430	139
Write down of other real estate owned	557	1,374
Decrease (increase) in deferred income taxes	4,687	(2,656)
Increase in cash surrender value of bank owned life insurance policies	(673)	(278)
Effect of changes in:
Increase in other assets	(2,505)	(824)
Deferred compensation	385	321
Decrease in deferred loan fees	(79)	(85)
(Decrease) increase in other liabilities	(1,552)	3,461

Net cash used by operating activities	(18,705)	(1,335)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	25,127	25,805
Proceeds from sales of available-for-sale securities	96,221	38,707
Purchases of available-for-sale securities	(92,080)	(148,000)
Purchases of home equity loan portfolio	—	(14,801)
Loan origination, net of principal repayments	(889)	151
Purchases of premises and equipment, net	(637)	(586)
Proceeds from the sales of other real estate owned	2,270	229
Proceeds from the termination of interest rate swaps	3,000	—

Net cash provided by (used in) investing activities	33,012	(98,495)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	32,761	35,853
Net decrease in certificates of deposit	(30,880)	(36,286)
Net increase in securities sold under agreement to repurchase	2,153	1,707
Advances on term debt	410,307	1,918,000
Repayment of term debt	(434,000)	(1,847,000)
Cash dividends paid on common stock	(1,529)	(2,065)
Cash dividends paid on preferred stock	(737)	(639)
Net proceeds from issuance of preferred stock	2,799	—
Net proceeds from issuance of common stock	—	32,971

Net cash (used in) provided by financing activities	(19,126)	102,541

Net increase (decrease) in cash and cash equivalents	(4,819)	2,711
Cash and cash equivalents, beginning of period	63,256	68,240

	$58,437	$70,951

See accompanying notes to condensed consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2011 and 2010

Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$2,693	$3,711
Interest	6,478	7,369
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	2,635	882
Changes in unrealized (loss) gain on investment securities available-for-sale	5,184	2,404
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(2,134)	(989)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	3,050	1,415

Changes in unrealized loss on derivatives	(178)	(603)
Changes in deferred tax asset related to changes in unrealized loss on derivatives	74	248

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	(104)	(355)

Accretion of preferred stock	67	67

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment.

The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the expected impact of the new standard on consolidated reported financial position and results of operations.

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

FASB ASU No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. This amendment applies to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, the Company will apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures will be required to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The Company will be required to disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No.2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company adopted the Update during the reporting period, and has determined no additional receivables were newly considered impaired.

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

During March and April of 2010, through a successful Offering, the Company issued 8.3 million shares of common stock. In accordance to the Offering, average common shares outstanding increased for the nine months ended September 30, 2011, compared to the same period in 2010.

The following table displays the computation of earnings per share for the three months and nine months ended September 30, 2011 and 2010.

(Dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
Earnings Per Share	2011	2010	2011	2010
NUMERATORS:
Net income attributable to Bank of Commerce Holdings	$2,043	$1,559	$5,193	$4,599
Less:
Preferred stock dividends	312	213	737	639
Accretion on preferred stock	22	22	67	67

Net earnings available to common shareholders	$1,709	$1,324	$4,389	$3,893

DENOMINATORS:
Weighted average number of common shares outstanding - basic	16,991	16,991	16,991	14,263
Effect of potentially dilutive common shares[1]	—	—	—	—

Weighted average number of common shares outstanding - diluted	16,991	16,991	16,991	14,263

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.08	$0.26	$0.27
Diluted	$0.10	$0.08	$0.26	$0.27

Diluted earnings per share
Anti-dilutive options not included in EPS calculation	214,580	282,080	214,580	282,080
Anti-dilutive warrants not included in EPS calculation	435,410	405,405	435,410	405,405

[1]

Represents the effect of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2011, and December 31, 2010:

(Dollars in thousands)	As of September 30, 2011
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and agencies	$3,985	$27	$—	$4,012
Obligations of state and political subdivisions	58,506	1,977	(66)	60,417
Residential mortgage backed securities and collateralized mortgage obligations	45,657	740	(228)	46,169
Corporate securities	35,989	115	(583)	35,521
Other asset backed securities	19,605	73	(93)	19,585

Total	$163,742	$2,932	$(970)	$165,704

(Dollars in thousands)	As of December 31, 2010
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and agencies	$26,814	$6	$(489)	$26,331
Obligations of state and political subdivisions	67,004	82	(2,935)	64,151
Residential mortgage backed securities and collateralized mortgage obligations	65,052	446	(251)	65,247
Corporate securities	29,019	28	(90)	28,957
Other asset backed securities	4,569	—	(20)	4,549

Total	$192,458	$562	$(3,785)	$189,235

The amortized cost and estimated fair value of available-for-sale securities as of September 30, 2011, are shown below.

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$3,889	$3,842
One year through five years	38,266	38,072
Five years through ten years	48,234	48,688
After ten years	73,353	75,102

	$163,742	$165,704

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

As of September 30, 2011, the Company held $62.7 million in securities with safekeeping institutions for pledging purposes. Of this amount, $33.9 million is currently pledged for public funds collateral, collateralized repurchase agreements, and Federal Home Loan Bank (FHLB) borrowings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended		Nine months ended
	2011	2010	2011	2010
Proceeds from sales of securities	$19,338	$14,502	$96,221	$38,707

Gross realized gains on sales of securities:
U.S. Treasury and agencies	$163	$14	$165	$16
Obligations of state and political subdivisions	319	62	447	62
Residential mortgage backed securities and collateralized mortgage obligations	—	103	662	977
Corporate securities	50	—	192	—
Other asset backed securities	—	—	—	200

Total gross realized gains on sales of securities	$532	$179	$1,466	$1,255

Gross realized losses on sales of securities
U.S. Treasury and agencies	$—	$—	$5	$12
Obligations of state and political subdivisions	—	—	4	—
Corporate securities	—	—	12	—

Total gross realized losses on sales of securities	$—	$—	$21	$12

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at September 30, 2011, and December 31, 2010. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of September 30, 2011
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,695	(45)	1,100	(21)	2,795	(66)
Residential mortgage backed securities and collateralized mortgage obligations	11,343	(228)	—	—	11,343	(228)
Corporate securities	21,906	(583)	—	—	21,906	(583)
Other asset backed securities	9,632	(82)	2,349	(11)	11,981	(93)

Total temporarily impaired securities	$44,576	$(938)	$3,449	$(32)	$48,025	$(970)

	As of December 31, 2010
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$18,829	$(489)	$ —	$—	$18,829	$ (489)
Obligations of states and political subdivisions	52,414	(2,935)	—	—	52,414	(2,935)
Residential mortgage backed securities and collateralized mortgage obligations	26,477	(251)	—	—	26,477	(251)
Corporate securities	14,494	(90)	—	—	14,494	(90)
Other asset backed securities	4,549	(20)	—	—	4,549	(20)

Total temporarily impaired securities	$116,763	$(3,785)	$—	$—	$116,763	$(3,785)

At September 30, 2011, and December 31, 2010, 36 and 159 securities were in an unrealized loss position, respectively.

The unrealized losses on obligations of political subdivisions and corporate securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions and corporate securities which are in an unrealized loss position as of September 30, 2011.

Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in these classes, and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The majority of the available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2011, are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (OTTI) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (OCI). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the impairment related to factors other than credit amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Outstanding loan balances consist of the following at September 30, 2011, and December 31, 2010:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Commercial	$147,495	$130,579
Real estate – construction loans	24,257	41,327
Real estate – commercial (investor)	215,781	215,697
Real estate – commercial (owner occupied)	64,963	68,055
Real estate – 1-4 family ITIN loans	66,365	70,585
Real estate – 1-4 family mortgage	19,653	19,299
Real estate – equity lines	45,593	48,178
Consumer	5,400	6,775
Other	101	301

Total gross loans	$589,608	$600,796
Less:
Deferred loan fees, net	11	90
Allowance for loan losses	10,590	12,841

Total net loans	$579,007	$587,865

Gross loan balances in the table above include net discounts of $94 thousand and $186 thousand for the periods ended September 30, 2011, and December 31, 2010, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Age analysis of past due loans, segregated by class of loans, as of September 30, 2011, and December 31, 2010, were as follows:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
September 30, 2011
Commercial	$324	$75	$187	$586	$146,909	$147,495	$34
Commercial real estate:
Construction	—	26	1,543	1,569	22,688	24,257	—
Other	2,593	1,715	—	4,308	276,436	280,744	—
Residential:
1-4 family	6,665	1,143	8,020	15,828	70,190	86,018	305
Home equities	606	142	387	1,135	44,458	45,593	34
Consumer	75	—	—	75	5,426	5,501	—

Total	$10,263	$3,101	$10,137	$23,501	$566,107	$589,608	$373

December 31, 2010
Commercial	$1,625	$—	$677	$2,302	$128,277	$130,579	$—
Commercial real estate:
Construction	342	—	—	342	40,985	41,327	—
Other	5,168	—	2,520	7,688	276,064	283,752	—
Residential:
1-4 family	7,857	2,404	6,720	16,981	53,604	70,585	—
Home equities	450	—	—	450	67,027	67,477	—
Consumer	19	—	—	19	7,057	7,076	—

Total	$15,461	$2,404	$9,917	$27,782	$573,014	$600,796	$—

The Company’s practice is to place an asset on nonaccrual status when one of the following events occur: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely, or (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, 90 days past due and still accruing, or have been restructured and are in compliance with their modified terms. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower.

One exception to the 90 days past due policy for nonaccruals is the Company’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. As of September 31, 2011, the unused portion of the put reserve was $88 thousand. When the remaining put reserve is exhausted, the bank will charge off any loans that become 90 days past due. Management believes that charging the loan off at the time it becomes impaired, more accurately reflects the associated credit risk, and underlying fair value of the credit.

Pursuant to Company policy, payments received on loans that are on nonaccrual status are applied to principal until such time the loan is reclassified to accrual status. It is the Company’s policy to resume the accrual of interest on any loan on nonaccrual status when, at a minimum, six consecutive payments of the original or modified contractual terms has occurred, and it is more likely than not that contractual or modified payment amounts will continue into the foreseeable future. Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $135 thousand and $214 thousand for the three months ended September 30, 2011 and 2010, respectively. The Company would have recognized additional interest income, net of tax, of approximately $309 thousand and $357 thousand during the nine months ended September 30, 2011 and 2010, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Commercial	$228	$2,302
Commercial real estate:
Construction	1,650	342
Other	3,034	7,066
Residential:
1-4 family	14,010	10,704
Home equities	353	97
Consumer	—	—

Total	$19,275	$20,511

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

Pursuant to Company policy, interest income is recognized on TDRs with certain terms. When determining whether to accrue interest on a TDR, the following criteria is applied on a loan-by-loan basis:

•	An impairment measurement has been completed on the TDR loan, as prescribed by ASC 310, and no additional impairment has been identified,

•	the borrower has not been delinquent 90 or more days prior to the loan modification date, and

•	it is more likely than not that the modified payment amounts will continue into the foreseeable future.

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

The following table summarizes impaired loans by loan class as of September 30, 2011, and December 31, 2010:

(Dollars in thousands)	As of September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$228	$1,228	$—
Commercial real estate:
Construction	1,650	3,100	—
Other	3,506	5,281	—
Residential:
1-4 family	4,205	6,656	—
Home equities	353	548	—

Total with no related allowance recorded	$9,942	$16,813	$—
With an allowance recorded:
Commercial real estate:
Other	$16,811	$16,811	$763
Residential:
1-4 family	13,084	14,665	1,327
Home equities	862	862	86

Total with an allowance recorded	$30,757	$32,338	$2,176
Subtotal:
Commercial	$228	$1,228	$—
Commercial real estate	$21,967	$25,192	$763
Residential	$18,504	$22,731	$1,413

Total impaired loans	$40,699	$49,151	$2,176

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$120	$120	$—
Commercial real estate:
Construction	718	947	—
Other	9,527	12,421	—
Residential:
1-4 family	8,067	9,745	—
Home equities	97	105	—

Total with no related allowance recorded	$18,529	$23,338	$—
With an allowance recorded:
Commercial	$2,182	$5,028	$449
Commercial real estate:
Construction	2,428	3,347	139
Other	1,160	3,022	111
Residential:
1-4 family	8,716	9,298	599
Home equities	901	901	90

Total with an allowance recorded	$15,387	$21,596	$1,388
Subtotal:
Commercial	$2,302	$5,148	$449
Commercial real estate	$13,833	$19,737	$250
Residential	$17,781	$20,049	$689

Total impaired loans	$33,916	$44,934	$1,388

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$511	$—	$4,685	$—	$1,548	$1	$2,352	$8
Commercial real estate:
Construction	1,904	1	4,769	18	1,071	3	4,335	66
Other	20,400	99	11,996	15	16,046	263	10,872	75
Residential:
1-4 family	18,344	41	12,840	39	17,934	142	9,759	118
Home equities	1,531	17	716	2	1,375	60	403	2

Total	$42,690	$158	$35,006	$74	$37,974	$469	$27,721	$269

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and nine months ended September 30, 2011 and 2010, respectively.

(Dollars in thousands)	Three months ended September 30, 2011			Nine months ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	—	$—	$—	1	$5,341	$5,341
Commercial real estate:
Construction	—	—	—	—	—	—
Other	—	—	—	2	6,130	6,130
Residential:
1-4 family	8	684	719	33	3,546	3,509
Home equities	—	—	—	5	299	304
Consumer	—	—	—	—	—	—

Total	8	$684	$719	41	$15,316	$15,284

(Dollars in thousands)	Three months ended September 30, 2010			Nine months ended September 30, 2010
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	1	$472	$472	1	$472	$472
Commercial real estate:
Construction	4	455	455	4	455	455
Other	6	3,333	3,333	6	3,333	3,333
Residential:
1-4 family	14	3,797	3,858	35	6,232	6,268
Home equities	2	149	149	2	149	149
Consumer	—	—	—	—	—	—

Total	27	$8,206	$8,267	48	$10,641	$10,677

During 2011, the Company modified forty-one loans, all of which pertained to specific interest rate concessions granted to the borrowers. During 2010, the Company modified forty-eight loans, of which forty-six pertained to specific interest rate concessions, and two restructurings pertained to both interest rate concessions and maturity concessions.

The Company had additional commitments on TDR’s of $0 and $130 thousand for the nine months ended September 30, 2011 and 2010, respectively.

The Company measures impairment on TDR loans based on a present value amount. Present value is calculated based on an estimate of the expected future cash flows of the impaired TDR loan, discounted at the original loan’s effective interest rate. The Company’s recorded investment in a TDR loan at origination and during the life of the loan, as long as the loan performs according to its contractual terms, is the sum of the present values of the future cash flows that are designated as interest and the future cash flows that are designated as principal discounted at the effective interest rate implicit in the original loan. The TDR shall continue to be carried at an amount that considers the discounted value of all expected future cash flows in a manner consistent with the TDR’s measurement before it became impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Accordingly, when impairment is measured on a TDR, specific reserves are allocated to the ALL, based on the difference between the outstanding principal amount of the TDR, and the present value of the expected future cash flows. The following tables present TDR’s recorded within the previous twelve months for which there was a payment default during the period.

(Dollars in thousands)	Three months ended September 30, 2011		Nine months ended September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate:
Construction	—	—	—	—
Other	—	—	—	—
Residential:
1-4 family	3	255	6	437
Home equities	—	—	—	—
Consumer	—	—	—	—

Total	3	$255	6	$437

(Dollars in thousands)	Three months ended September 30, 2010		Nine months ended September 30, 2010
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	—	$
Commercial real estate:
Construction	—	—	—		—
Other	—	—	—		—
Residential:
1-4 family	4	388	5		455
Home equities	—	—	—		—
Consumer	—	—	—		—

Total	4	$388	5		$455

The foundation or primary factor in determining the appropriate credit quality indicators is the degree of a debtor’s willingness and ability to perform as agreed. The Company defines a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of principal and interest is likely. The Company defines a nonperforming loan as an impaired loan which may be on nonaccrual, is 90 days past due and still accruing, or has been restructured and is not in compliance with its modified terms. Restructured loans that are in compliance with their modified terms are considered performing loans.

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	September 30, 2011
	Performing	Nonperforming	Total
Commercial	$147,233	$262	$147,495
Commercial real estate:
Construction	22,607	1,650	24,257
Other	277,710	3,034	280,744
Residential:
1-4 family	71,703	14,315	86,018
Home equities	45,206	387	45,593
Consumer	5,501	—	5,501

Total	$569,960	$19,648	$589,608

(Dollars in thousands)	December 31, 2010
	Performing	Nonperforming	Total
Commercial	$128,277	$2,302	$130,579
Commercial real estate:
Construction	40,985	342	41,327
Other	276,686	7,066	283,752
Residential:
1-4 family	59,881	10,704	70,585
Home equities	67,380	97	67,477
Consumer	7,076	—	7,076

Total	$580,285	$20,511	$600,796

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In conjunction with evaluating the performing versus nonperforming nature of the Company’s loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (grade) for each loan class:

Pass Grade - Borrowers classified as Pass Grades specifically demonstrate:

•	Strong Cashflows – borrower’s cashflows must meet or exceed the Company’s minimum Debt Service Coverage Ratio.

•	Collateral Margin – generally, the borrower must have pledged an acceptable collateral class with an adequate collateral margin.

Those borrowers who qualify for unsecured loans must fully demonstrate above average cashflows and strong secondary sources of repayment to mitigate the lack of unpledged collateral.

•

Qualitative Factors – in addition to meeting the Company’s minimum cashflow and collateral requirements, a number of other quantitative and qualitative factors are also factored into assigning a pass grade including the borrower’s level of leverage (Debt to Equity), prospects, history and experience in their industry, credit history, and any other relevant factors including a borrower’s character.

Watch Grade – Generally, borrowers classified as Watch exhibit some level of deterioration in one or more of the following:

•

Adequate Cashflows – borrowers in this category demonstrate adequate cashflows and Debt Service Coverage Ratios, but also exhibit one or more less than positive conditions such as declining trends in the level of cashflows, increasing or sole reliance on secondary sources of cashflows, and/or do not meet the Company’s minimum Debt Service Coverage Ratio. However, cashflow remains at acceptable levels to meet debt service requirements.

•

Adequate Collateral Margin – the collateral securing the debt remains adequate but also exhibits a declining trend in value or expected volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate to cover the outstanding debt under a liquidation scenario.

•

Qualitative Factors – while the borrower’s cashflow and collateral margin generally remain adequate, one or more quantitative and qualitative factors may also factor into assigning a Watch Grade including the borrower’s level of leverage (Debt to Equity), deterioration in prospects, limited experience in their industry, newly formed company, overall deterioration in the industry, negative trends or recent events in a borrower’s credit history, deviation from core business, and any other relevant factors.

Special Mention Grade – Generally, borrowers classified as Special Mention exhibit a greater level of deterioration than Watch graded loans and warrant management’s close attention. If left uncorrected, the potential weaknesses could threaten repayment prospects in the future. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant an adverse risk grade.

The following represents potential characteristics of a Special Mention Grade but do not necessarily generate automatic reclassification into this loan grade:

•

Adequate Cashflows – borrowers in this category demonstrate adequate cashflows and Debt Service Coverage Ratios, but also reflect adverse trends in operations or continuing financial deterioration that, if it does not stabilize and reverse in a reasonable timeframe, retirement of the debt may be jeopardized.

•

Adequate Collateral Margin – the collateral securing the debt remains adequate but also exhibits a continuing declining trend in value or volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate, but should the negative collateral trend continue, the full recovery of the outstanding debt under a liquidation scenario could be jeopardized.

•

Qualitative Factors – while the borrower’s cashflow and/or collateral margin continue to deteriorate but generally remain adequate, one or more quantitative and qualitative factors may also be factoring into assigning a Special Mention Grade including inadequate or incomplete loan documentation, perfection of collateral, inadequate credit structure, borrower unable or unwilling to produce current and adequate financial information, and any other relevant factors.

Substandard Grade - A Substandard credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard credits have a well-defined weakness or weaknesses that jeopardize the liquidation or timely collection of the debt. Substandard credits are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. However, a potential loss does not have to be recognizable in an individual credit for it to be considered a substandard credit. As such, substandard credits may or may not be classified as impaired.

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

Doubtful Grade - A credit risk rated as Doubtful has all the weaknesses inherent in a credit classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. As such, all doubtful loans are considered impaired. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of September 30, 2011, and December 31, 2010:

(Dollars in thousands)	September 30, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$120,932	$15,555	$4,479	$6,376	$153	$147,495
Commercial real estate:
Construction	14,300	8,307	—	1,650	—	24,257
Other	227,993	21,860	7,908	22,983	—	280,744
Residential:
1-4 family	66,490	233	620	18,675	—	86,018
Home equities	26,413	2,726	9,968	5,624	862	45,593
Consumer	4,868	157	399	77	—	5,501

Total	$460,996	$48,838	$23,374	$55,385	$1,015	$589,608

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands)	December 31, 2010
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$96,691	$17,100	$2,454	$12,153	$2,181	$130,579
Commercial real estate:
Construction	26,960	8,228	44	5,995	100	41,327
Other	237,086	34,420	1,125	8,401	2,720	283,752
Residential:
1-4 family	57,390	—	—	13,195	—	70,585
Home equities	39,085	4,428	12,765	10,298	901	67,477
Consumer	6,544	362	73	97	—	7,076

Total	$463,756	$64,538	$16,461	$50,139	$5,902	$600,796

Allowance for Credit Losses and Recorded Investment in Financing Receivables:

(Dollars in thousands)	As of September 30, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,942)	(4,040)	(25)	(3,480)	—	(10,487)
Recoveries	74	22	3	946	—	1,045
Provision	1,613	3,382	25	2,122	49	7,191

Ending balance	$2,930	$3,264	$49	$4,149	$198	$10,590

Ending balance: individually evaluated for impairment	$—	$763	$—	$1,413	$—	$2,176
Ending balance: collectively evaluated for impairment	$2,930	$2,501	$49	$2,736	$198	$8,414
Financing receivables:
Ending balance	$147,495	$305,001	$5,501	$131,611	$—	$589,608
Ending balance individually evaluated for impairment	$228	$21,967	$—	$18,504	$—	$40,699
Ending balance collectively evaluated for impairment	$147,267	$283,034	$5,501	$113,107	$—	$548,909

(Dollars in thousands)	As of December 31, 2010
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,306	$3,535	$35	$2,059	$272	$11,207
Charge offs	(4,192)	(3,391)	—	(4,506)	—	(12,089)
Recoveries	393	154	8	318	—	873
Provision	2,678	3,602	3	6,690	(123)	12,850

Ending balance	$4,185	$3,900	$46	$4,561	$149	$12,841

Ending balance: individually evaluated for impairment	$449	$250	$—	$689	$—	$1,388
Ending balance: collectively evaluated for impairment	$3,736	$3,650	$46	$3,872	$149	$11,453
Financing receivables
Ending balance	$130,579	$325,079	$7,076	$138,062	$—	$600,796
Ending balance individually evaluated for impairment	$2,302	$13,833	$—	$17,781	$—	$33,916
Ending balance collectively evaluated for impairment	$128,277	$311,246	$7,076	$120,281	$—	$566,880

The ALL totaled $10.6 million or 1.80% of total loans at September 30, 2011, compared to $12.8 million or 2.14% at December 31, 2010. The related allowance allocation for the Individual Tax Identification Number (ITIN) residential portfolio was $1.9 million and $2.9 million at September 30, 2011, and December 31, 2010, respectively. In addition, as of September 30, 2011, the Company has $125.0 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $422 thousand in other liabilities.

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

The following is a brief summary, by loan type, of management’s evaluation of the general risk characteristics and underwriting standards:

Commercial Loans – Commercial loans are underwritten after evaluating the borrower’s financial ability to maintain profitability including future expansion objectives. In addition, the borrower’s qualitative qualities are evaluated, such as management skills and experience, ethical traits, and overall business acumen.

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

Commercial Real Estate (CRE) Loans – CRE loans are subject to similar underwriting standards and processes as commercial loans. CRE loans are viewed predominantly as cash flow loans and secondarily as loans collateralized by real estate. Generally, CRE lending involves larger principal amounts with repayment largely dependent on the successful operation of the property securing the loan or the business conducted on the collateralized property. CRE loans tend to be more adversely affected by conditions in the real estate markets or by general economic conditions. The properties securing the Company’s CRE portfolio are diverse in terms of type and primary source of repayment. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates CRE loans based on occupancy status (investor versus owner-occupied), collateral, geography, and risk grade criteria.

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

Consumer Loans – The Company’s consumer loan portfolio is generally limited to home equity loans with nominal originations in unsecured personal loans and credit cards. The Company is highly dependent on third party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

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

Valuation allowances specific to the ITIN and purchased Home Equity Portfolios

ITIN Portfolio – During fiscal year 2010, management increased the general valuation allowance for the portfolio to 4.05% of the outstanding principal balance. The following factors were considered in determining the reserve increase during 2010:

•	Increased delinquencies - 20% of the portfolio was delinquent 30 days or more as of December 31, 2010.

•	Servicer modification efforts were generally extending beyond a typical timeframe.

•	Mortgage insurance – A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials.

•	Sale of OREO – An emerging trend in the lengthening disposition of ITIN OREO had developed, including the potential for decreased recoveries and consequently increased net charge offs.

•	Lack of loss guaranty due to settlement.

In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Subsequent to the settlement of the put reserve, the ITIN portfolio experienced approximately $640 thousand and $989 thousand in charge offs during the remainder of 2010, and the nine months ended September 30, 2011, respectively. The Company realized net ITIN charge offs of $286 thousand during the nine months ended September 30, 2011. Based on historical recoveries pertaining to this pool of loans, management projects that related recoveries will approximate 63% of amounts charged off. As of September 30, 2011, 19.74% of the ITIN loan portfolio was delinquent 30 days or more.

During the Company’s most recent regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. As such, the allowance allocation has been reduced to 2.82% of the outstanding principal balance. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low currently at a historical run rate of 2.69%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day time frame after submission. In addition, the Company has experienced a 5.13% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 14%, which is well below the national re-default rate of 56%[1].

Home Equity Portfolio – On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2010, the Company’s specific valuation allowance pertaining to this loan pool was $758 thousand or 4.25% of the outstanding principal balance. As of September 30, 2011, the Company’s specific valuation allowance pertaining to this pool was $1.6 million or 10.24% of the outstanding principal balance.

[1]	Federal Reserve Bank of New York Staff Reports, no. 417, December 2009; revised August 2010

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

As of September 30, 2011, the Company had a put reserve balance of $88 thousand or 0.58% of the outstanding principal balance of $15.3 million. This guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability on the Company’s consolidated balance sheet. At the end of the three year term of this loss guarantee, on March 11, 2013, the Company will be required to return the unused portion of the put reserve in the form of a cash deposit to the seller.

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

At September 30, 2011, and December 31, 2010, the recorded investment in OREO was $1.7 million and $2.3 million, respectively. For the nine months ended September 30, 2011, the Company transferred foreclosed property from thirteen loans in the amount of $2.6 million to OREO and adjusted the balances through charges to the allowance for loan losses in the amount of $827 thousand relating to the transferred foreclosed property. During the nine months ended September 30, 2011, the Company sold twenty-one properties with balances of $2.7 million for a net loss of $430 thousand, and recorded $557 thousand in write downs of existing OREO in other noninterest expense. The September 30, 2011, OREO balance consists of seven properties, of which six are secured with 1-4 family residential real estate in the amount of $490 thousand. The remaining property consists of improved commercial land in the amount of $1.2 million.

NOTE 7. SHAREHOLDERS’ EQUITY

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.8 million. The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $17 million of shares of Senior Cumulative Perpetual Preferred Stock Series A, issued to the Treasury in November 2008 under the U.S. Treasury’s Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program. The remainder of the net proceeds was invested by the Company in the Bank as Tier 1 Capital. The Treasury continues to hold the warrant to purchase 405,405 shares of the Company’s common stock at a price of $6.29.

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (QSBL) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As more completely described in the Certificate of Designation, holders of the Series B Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series B Preferred Stock and on certain corporate transactions. Except with respect to such matters and, if applicable, the election of the additional directors described above, the Series B Preferred Stock does not have voting rights.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

During November of 2011, the Company paid $125 thousand to redeem the outstanding warrants that were issued to the U.S government through the CPP program.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments - The Company leases seven sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2011, was $305 thousand and $859 thousand, respectively, compared to $385 thousand and $951 thousand, respectively, in the comparable periods in 2010. Rent expense was offset by rent income for the three and nine months ended September 30, 2011, of $3 thousand and $10 thousand, respectively, compared to $7 thousand and $30 thousand, respectively, in the comparable periods in 2010.

The following table presents future minimum lease commitments under all non-cancelable operating leases as of September 30, 2011:

(Dollars in thousands)
Amounts due in:
2011	$241
2012	766
2013	538
2014	499
2015	164
Thereafter	270

Total	$2,478

FHLB Advances – The Company has advances from the FHLB totaling $111.0 million as of September 30, 2011, and $141.0 million as of September 30, 2010. The Company has four fixed rate advances: one for $50.0 million with interest payable monthly, two for $10.0 million each with interest payable monthly, and one for $6.0 million with interest payable semiannually. The Company has one overnight variable rate advance for $20.0 million. In addition, the Company has one floating rate advance for $15.0 million. The floating rate adjusts quarterly to 3 month LIBOR plus 1 basis point, with interest payable quarterly.

The following table illustrates borrowings outstanding at the end of the period:

(Dollars in thousands)
Advance Amount	Interest Rate	Maturity
$20,000	0.13%	October 3, 2011
50,000	0.27%	October 19, 2011
6,000	0.33%	February 28, 2012
10,000	0.33%	June 18, 2012
15,000	0.34%	March 5, 2013
10,000	1.46%	June 16, 2015

The borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available-for-sale securities portfolio.

As of September, 2011, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $7.0 million. Furthermore, the Company has pledged $345.3 million of its commercial and real estate mortgage loans, and has borrowed $105.0 million against the pledged loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011, the Company held $19.0 million in securities with the FHLB for pledging purposes. Of this amount $6.0 million are pledged as collateral against borrowings, and the remaining securities are considered unpledged. At September 30, 2011, the Company had an available borrowing line at the FHLB of $84.3 million.

Other Available Borrowing Lines – The Company may periodically obtain secured borrowings from the Federal Reserve Bank (FRB) credit facility, which is limited to overnight borrowings. The Company has pledged $63.3 million in commercial loans as collateral as of September 30, 2011, and had available borrowing lines at the FRB of $52.1 million. The Company did not have any outstanding borrowings with the Federal Reserve for the periods ended September 30, 2011 and 2010.

As of September 30, 2011, the Company had a federal funds borrowing line at three correspondent banks totaling $30.0 million.

Financial Instruments with Off-Balance-Sheet Risk — The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Commitments to extend credit	$124,809	$146,915
Standby letters of credit	3,122	3,509
Guaranteed commitments outstanding	1,274	1,299

Total commitments	$129,205	$151,723

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the amounts recognized in the Condensed Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any covenant or condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit during the three and nine months ended September 30, 2011 and 2010. At September 30, 2011, approximately $2.2 million of standby letters of credit expire within one year, and $900 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Condensed Consolidated Balance Sheets, was $422 thousand for the periods ended September 30, 2011, and December 31, 2010. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons, among which are (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement, and (3) an early payment default occurs from a mortgage originated by the Company. As of September 30, 2011, the Company has recorded $407 thousand in other liabilities for estimated buy backs for early payment defaults, representations and warranties. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements, and the Company considers the impact to the consolidated financial statements to be immaterial.

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

Concentrations of Credit Risk - The Company grants real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans and leases to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74.05% of the Company’s loan and lease portfolio at September 30, 2011, and 77.09% at December 31, 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to any single correspondent, the Bank has established general standards for selecting correspondent banks as well as internal limits for allowable exposure to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

NOTE 9. ACCOUNTING FOR INCOME TAX AND UNCERTAINTIES

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

Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company’s effective income tax rate was 27.07% for the nine months ended September 30, 2011, compared with 34.41% for the nine months ended September 30, 2010. The decrease in the effective tax rate was primarily driven by reductions of accrued provision for income tax of approximately $393 thousand, recognized by our mortgage subsidiary and various true-up adjustments. Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENT

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2011, and December 31, 2010, whether or not recognized or recorded at fair value in the consolidated balance sheets.

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

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$58,437	$58,437	$63,256	$63,256
Securities available for sale	165,704	165,704	189,235	189,235
Portfolio loans, net	579,008	599,789	587,865	595,442
Mortgages loans held for sale, at fair value	10,901	10,901	—	—
Mortgage loans held for sale, at lower of cost or market	64,904	67,245	42,995	44,063
Interest receivable	3,283	3,283	3,845	3,845
Derivatives	130	130	2,341	2,341

Financial liabilities
Deposits	650,582	658,213	648,702	650,200
Securities sold under agreements to repurchase	15,701	15,732	13,548	13,350
Federal Home Loan Bank advances	111,000	111,135	141,000	140,963
Subordinated debenture	15,465	7,521	15,465	6,701
Earn out payable	600	600	986	986
Interest payable	360	360	458	458
Derivatives	1,316	1,316	1,316	1,316

Off balance sheet financial instruments:	Contract Amount	Contract Amount
Commitments to extend credit	$124,809	$146,915
Standby letters of credit	$3,122	$3,509
Guaranteed commitments outstanding	$1,274	$1,299

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:

Cash and cash equivalents – The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization.

Portfolio loans, net – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALL is considered to be a reasonable estimate of loan discount for credit quality concerns.

Mortgage loans held for sale – Mortgage loans held for sale are carried at the lower of cost or fair value. The Company’s mortgage loans held for sale are generally sold within seven to twenty days subsequent to funding. The fair value represents the aggregate dollar value in which the loans were sold at in the secondary market subsequent to September 30, 2011 and December 31, 2011, which approximates their fair values as of the end of the reporting periods, respectively.

Interest receivable and payable – The carrying amount of interest receivable and payable approximates its fair value.

Deposits – The fair value of deposits was derived by discounting the expected cash flows back to their present values based on the FHLB yield curve. The OTS decay rate assumptions for the timing of cash flows were used as a conservative proxy for non-maturity deposits.

Securities sold under agreements to repurchase – The fair value of securities sold under agreements to repurchase is estimated by discounting the contractual cash flows under outstanding borrowings at rates equal to the Company’s current offering rate, which approximate general market rates.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

FHLB advances – The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of September 30, 2011. For variable rate FHLB borrowings, the carrying value approximates fair value.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at September 30, 2011, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. Future cash flows were discounted at 6.82%.

Commitments – Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower’s credit quality has declined, we record a reserve for these off-balance sheet commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material. As such, no disclosures are made on the fair value of commitments.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, derivatives, mortgage loans held for sale, and the earn out payable are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a non recurring basis, such as collateral dependent impaired loans and certain other assets including OREO and goodwill. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write downs of individual assets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at September 30, 2011
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$60,417	$—	$60,417	$—
Corporate securities	35,521	—	35,521	—
Other investment securities (1)	69,766	—	69,766	—
Mortgage loans held for sale, at fair value (2)	10,901	—	10,901	—
Derivatives	130	—	—	130

Total assets measured at fair value	$176,735	$—	$176,605	$130

Derivatives	1,316	479	837	—
Earn out payable	600	—	—	600

Total liabilities measured at fair value	$1,916	$479	$837	$600

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.
(2)	Mortgage loans held for sale with amortized cost of $10.6 million were adjusted to a fair value of $10.9 million, with the amounts of gains from fair value changes included in mortgage banking revenue disclosed in the Condensed Consolidated Statement of Condition.

(Dollars in thousands)	Fair Value at December 31, 2010
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$64,151	$—	$64,151	$—
Corporate securities	28,957	—	28,957	—
Other investment securities (1)	96,127	—	96,127	—
Derivatives	2,341	—	2,341	—

Total assets measured at fair value	$191,576	$—	$191,576	$—

Earn out payable	986	—	—	986

Total liabilities measured at fair value	$986	$—	$—	$986

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three months and nine months ended September 30, 2011, and 2010. The amount included in the be “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)
Three months ended September 30,	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Earn out payable	$596	$4	$—	$—	$600	$—
Derivatives	—	130	—	—	130	—

2010
Earn out payable	$976	$—	$—	$—	$976	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands)
Nine months ended September 30,	Beginning balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Earn out payable	$986	$(386)	$—	$—	$600	$—
Derivatives	—	130	—	—	130	—

2010
Earn out payable	$965	$11	$—	$—	$976	$—

The available-for-sale securities amount in the recurring fair value table above represents securities that have been adjusted to their fair value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.

During the quarter ended September 30, 2011, the Company elected the fair value accounting option for mortgage loans held for sale that are to be sold to investors subject to mandatory forward sales agreements. Upon adoption, the Company did not apply fair values to any existing loans in the mortgage held for sale portfolio; rather the Company applied the fair value option to all loans subject to mandatory commitments as of September 30, 2011. Fair value adjustments are made for the difference between the estimated fair value of the mandatory loans and the cost basis of these loans. To determine the fair value of mandatory loans held for sale the Company utilizes pricing quotes from an independent pricing source. The Company has determined that the source of the mortgage loan fair values fall within Level 2 of the fair value hierarchy.

All of the Company’s mortgage loans held for sale portfolio were eligible to be accounted for at fair value. However, the Company elected the fair value option only for those that were originally committed via mandatory rate locks. These loans represent certain loans that were not locked forward with an investor at the time of borrower lock commitment. In connection with the mandatory rate lock commitments, the Company entered into forward delivery contracts for mortgage backed securities instruments whose values correlates strongly with the long positions established with the mandatory rate lock positions. As a result, changes in the fair value of mandatory mortgage loans from commitment through funding are largely offset by changes in the fair value of the future mortgage backed security instruments, without the need to apply hedge accounting provisions. The Company did not elect the fair value option for the mortgage loans committed to via best effort rate locks, because at the time of initiating the best effort rate locks, the Company simultaneously enters into forward best efforts rate locks with an investor, negating the need to hedge interest rate risk.

The mortgage loans held for sale carried at fair value is disclosed separately on the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2011, mortgage loans with a cost basis of $10.6 million were adjusted to their fair values of $10.9 million. The unrealized gains and losses representing changes in their fair values are included in mortgage banking revenue disclosed in the Condensed Consolidated Statement of Income, and are disclosed within gain or loss on sale of mortgage loans in the Condensed Consolidated Statement of Cash Flows. For the three months ended September 30, 2011, the Company recorded $328 thousand in gains on fair value of mortgage loans held for sale. The changes in fair value were attributed to changes in market interest rates, not instrument-specific credit risk.

All loans held for sale for which the fair value option was elected were current as of September 30, 2011. Interest on loans for which the fair value option has been elected is calculated in accordance to Company accounting policy for all loans, regardless of a fair value election. Refer to the Company’s Significant Accounting Policies disclosed in Note 2 of the December 31, 2010 Form 10-K, for further detail regarding calculation of loan interest income.

The derivative amounts above represent in aggregate, the fair values of the Company’s interest rate swaps, locked mandatory loan commitments, and short positions held on future mortgage backed securities instruments.

The valuation of the Company’s interest rate swaps were obtained from third party pricing services. The fair values of the interest rate swaps were determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis was based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of these derivatives fair values fall with Level 2 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The valuation of the locked pipeline subject to mandatory rate commitments is determined by comparing the estimated market price of the lock on the date of borrower lock as compared to the estimated market price of the lock on the measurement date. In addition, as not all rate lock commitments will become funded loans, an estimated pull through factor is used to account for any fallout. Changes in mortgage backed securities prices are used to estimate the change in value of the lock commitments as the funded loans resulting from these locks will be delivered into these mortgage backed securities. The Company has determined that the source of the locked pipeline subject to mandatory rate commitments fall within Level 3 of the fair value hierarchy.

The valuations of the short positions held pertaining to the future mortgage backed securities instruments were obtained from an independent third party pricing source, utilizing quoted prices in active markets for identical assets or liabilities. The Company has determined that the source of the mortgage loan fair values fall within Level 2 of the fair value hierarchy.

The earn out payable amount above represents the fair value of the Company’s earn out incentive agreement with the noncontrolling interest of the Bank of Commerce Mortgage subsidiary. The noncontrolling interest of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. Presently, the Company expects to pay out the remaining incentives during the first quarter of 2012. As such, fair value approximates the carrying value of the liability. The Company has determined that the fair values fall with Level 3 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Dollars in thousands)	Fair Value at September 30, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$7,356	$—	$—	$7,356
Other real estate owned	1,318	—	—	1,318

Total assets measured at fair value	$8,674	$—	$—	$8,674

(Dollars in thousands)	Fair Value at December 31, 2010
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$12,982	$—	$—	$12,982
Other real estate owned	1,994	—	—	1,994
Goodwill	3,695	—	—	3,695

Total assets measured at fair value	$18,671	$—	$—	$18,671

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impaired loans	$2,705	$1,289	$5,591	$4,946
Other real estate owned	—	129	557	1,374
Goodwill	—	32	—	32

Total assets measured at fair value	$2,705	$1,450	$6,148	$6,352

For the nine months ended September 30, 2011:

•	Collateral dependent impaired loans with a carrying amount of $12.3 million were written down to their fair value of $7.4 million resulting in a $4.9 million adjustment to the ALL.

•

OREO had reflected a $3.5 million carrying balance; approximately $1.6 million of the balance was disposed of which included a $557 thousand impairment charge to earnings, resulting in a fair value amount of $1.3 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The loan amounts above represent impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan losses.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value. OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recognized within noninterest expense. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The Company records OREO as a nonrecurring Level 3.

The fair value of goodwill in the December 31, 2010 nonrecurring fair value table above represents goodwill that has been adjusted to fair value. Fair value adjustments on Goodwill are recognized within noninterest expense. The fair value of the mortgage subsidiary is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. Based on the fair value of the mortgage subsidiary, the Company makes a determination of goodwill impairment. The annual impairment review was performed during the three months ended June 30, 2011, and no fair value adjustment was deemed necessary. See Note 8 in the Company’s December 31, 2010 financial statements, incorporated in the annual December 31, 2010 10-K filing for further disclosure pertaining to the goodwill impairment analysis. The Company records goodwill as a nonrecurring Level 3 when impairment is recorded.

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

Mortgage brokerage services are performed by Bank of Commerce Mortgage™ subsidiary. Mortgage brokerage services offers residential real estate loans with thirteen offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income for the three and nine months ended September 30, 2011, and 2010.

(Dollars in thousands)	Three months ended September 30, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,483	$1	$(38)	$—	$8,446
Provision for loan losses	2,250	—	(39)	—	2,211
Total noninterest income	1,049	4,346	—	(94)	5,301
Total noninterest expense	4,535	3,139	162	(94)	7,742

Income before provision for income taxes	2,747	1,208	(161)	—	3,794
Provision for income taxes	905	498	—	—	1,403

Net income	1,842	710	(161)	—	2,391
Less: net income attributable to noncontrolling interest	—	348	—	—	348

Net income attributable to Bank of Commerce Holdings	$1,842	$362	$(161)	$—	$2,043

(Dollars in thousands)	Three months ended September 30, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,830	$(11)	$(141)	$—	$8,678
Provision for loan losses	4,450	—	—	—	4,450
Total noninterest income	2,481	3,282	—	(115)	5,648
Total noninterest expense	4,611	2,849	(49)	(115)	7,296

Income before provision for income taxes	2,250	422	(92)	—	2,580
Provision for income taxes	709	207	—	—	916

Net income	1,541	215	(92)	—	1,664
Less: net income attributable to noncontrolling interest	—	105	—	—	105

Net income attributable to Bank of Commerce Holdings	$1,541	$110	$(92)	$—	$1,559

(Dollars in thousands)	Nine months ended September 30, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$25,807	$(41)	$(138)	$—	$25,628
Provision for loan losses	7,230	—	(39)	—	7,191
Total noninterest income	3,184	9,429	5	(240)	12,378
Total noninterest expense	14,367	8,604	511	(240)	23,242

Income before provision for income taxes	7,394	784	(605)	—	7,573
Provision for income taxes	1,939	111	—	—	2,050

Net income	5,455	673	(605)	—	5,523
Less: net income attributable to noncontrolling interest	—	330	—	—	330

Net income attributable to Bank of Commerce Holdings	$5,455	$343	$(605)	$—	$5,193

(Dollars in thousands)	Nine months ended September 30, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$24,896	$(53)	$(437)	$—	$24,406
Provision for loan losses	8,300	—	—	—	8,300
Total noninterest income	4,620	8,599	—	(330)	12,889
Total noninterest expense	13,914	7,968	440	(330)	21,992

Income before provision for income taxes	7,302	578	(877)	—	7,003
Provision for income taxes	2,079	331	—	—	2,410

Net income	5,223	247	(877)	—	4,593
Less: net income attributable to noncontrolling interest	—	(6)	—	—	(6)

Net income attributable to Bank of Commerce Holdings	$5,223	$253	$(877)	$—	$4,599

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table represents financial information about the Company’s reportable segments at September 30, 2011, and December 31, 2010:

(Dollars in thousands)	September 30, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$907,680	$30,837	$126,691	$(137,037)	$928.171
Total portfolio loans, gross	$599,367	$—	$—	$(9,759)	$589,608
Total deposits	$656,151	$—	$—	$(5,569)	$650,582

(Dollars in thousands)	December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$923,832	$23,912	$118,173	$(126,784)	$939,133
Total portfolio loans, gross	$606,646	$—	$2,289	$(8,139)	$600,796
Total deposits	$655,802	$—	$—	$(7,100)	$648,702

NOTE 12. DERIVATIVES

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes.

The Company’s objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets. The primary risk managed by using derivative instruments is interest rate risk.

FASB ASC 815-10 requires companies to recognize all derivative instruments as assets or liabilities at fair value in the statement of financial position. In accordance with FASB ASC 815-10, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

No components of the hedging instruments are excluded from the assessment of hedge effectiveness. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Income upon release from comprehensive income is the same as that of the underlying exposure.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

During August 2010, the Company entered into five forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at December 31, 2010, had effective dates and maturities ranging from March 2, 2012 through March 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as December 31, 2010. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

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

The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.0 million as of December 31, 2010. If the Bank had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeded the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

On February 4, 2011, the Company terminated the forward starting interest rate swap positions disclosed in the table above, and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. In addition, upon termination of the hedge contract, the Company received the full amount of the collateral posted pursuant to the hedge contract. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The forward starting swaps were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month Libor rate index. The $3.0 million in cash received from the counterparty reflects gains to be reclassified into earnings. Although the hedge designation was removed, management believes the forecasted transaction to be probable. Accordingly, the net gains will be reclassified from other comprehensive income to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction will affect earnings.

As of September 30, 2011, the Company estimates that $206 thousand of existing net gains reported in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at September 30, 2011, had effective dates and maturities ranging from August 1, 2013, through August 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of September 30, 2011. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

(Dollars in thousands)
Description	Notional Amount	Effective Date	Maturity
Forward starting interest rate swap	$75,000	August 1, 2013	August 1, 2014
Forward starting interest rate swap	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	$75,000	August 1, 2016	August 1, 2017

The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $900 thousand as of September 30, 2011. Accordingly, the Company pledged one mortgage backed security with a book value of $2.6 million. If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The Company enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its mandatory residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2011 and 2010. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers.

In the event the Company has mandatory delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2011, the Bank had commitments to originate mandatory mortgage loans held for sale totaling $53.4 million and forward sales commitments of mortgage backed securities of $37.5 million.

The Company’s mortgage banking derivative instruments do not have specific credit risk-related contingent features. The forward sales commitments do have contingent features that may require transferring collateral to the broker/dealers upon their request. However, this amount would be limited to the net unsecured loss exposure at such point in time and would not materially affect the Company’s liquidity or results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheet, and the fair values of such derivatives as of September 30, 2011, and December 31, 2010. See Note 10 in these Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Sept 30, 2011	Dec 31, 2010	Sept 30, 2011	Dec 31, 2010
Interest rate lock commitments (1)	Other assets/Other liabilities	$130	$—	$—	$—
Forward sales commitments (1)	Other assets/Other liabilities	—	—	479	—
Forward starting interest rate swaps (2)	Other assets/Other liabilities	—	2,341	837	—

Total		$130	$2,341	$1,316	$—

(1)	Derivative not designated as hedging instrument.
(2)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Description	Income Sheet Location	2011	2010	2011	2010
Interest rate lock commitments (1)	Mortgage banking revenue, net	$232	$—	$232	$—
Forward sales commitments (1)	Mortgage banking revenue, net	(475)	—	(475)	—
Forward starting interest rate swaps (2)	None	—	—	—	—

Total		$(243)	$—	$(243)	$—

(1)	Derivative not designated as hedging instrument.
(2)	Derivative designated as hedging instrument.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2010 to September 30, 2011. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2011, compared to the same period in 2010. The consolidated financial statements and related notes appearing elsewhere in this report are condensed and unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

Company Overview

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a financial holding company (“FHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of CommerceTM (“Bank”), which operates under two separate names (Redding Bank of CommerceTM and Roseville Bank of CommerceTM, a division of Redding Bank of Commerce) and for Bank of Commerce MortgageTM, our majority-owned mortgage brokerage subsidiary. We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce | Bank of ChoiceTM” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank offers wealth management services through a third party investment broker.

In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with thirteen offices in two different states and licenses in California, Oregon, and Colorado. The business was formed in 1993, and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce MortgageTM in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce MortgageTM include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of September 30, 2011, we had $21.3 million in nonperforming assets, or 2.30% of total assets. We also seek to maintain a prudent ALL, which at September 30, 2011, was $10.6 million, representing 1.8% of our loan portfolio.

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

•	Our Series B Preferred Stock diminishes the net income available to our common shareholders and earnings per common share.

•

Our holders of the Series B Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of the Series B Preferred Stock may have interests different from our common shareholders.

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

Sources of Income

We derive our income from two principal sources: (1) net interest income, which is the difference between the interest income we receive on interest earning assets and the interest expense we pay on interest bearing liabilities, and (2) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage banking income and merchant credit card processing services.

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

Changes in the slope of the “yield curve” – or the spread between short term and long term interest rates – could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short term rates are lower than long term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

(Unaudited)
	September 30, 2011	September 30, 2010
Profitability
Return on average assets	0.75%	0.70%
Return on average equity	6.45%	6.61%
Average earning assets to total average assets	96.43%	93.91%
Interest Margin
Net interest margin on a tax equivalent basis	3.95%	4.06%
Asset Quality
Allowance for loan losses to total loans	1.80%	2.53%
Nonperforming assets to total assets	2.30%	3.03%
Net charge offs to average loans	1.54%	0.67%
Liquidity
Loans to deposits	100.65%	99.46%
Liquidity ratio	51.76%	47.30%
Capital
Tier 1 Risk-Based Capital – Bank	15.20%	14.28%
Total Risk-Based Capital – Bank	16.45%	15.54%
Tier 1 Risk-Based Capital – Company	16.05%	14.58%
Total Risk-Based Capital – Company	14.80%	15.84%
Efficiency
Efficiency ratio	61.15%	58.96%

Financial Highlights - Results of Operations

Balance Sheet

As of September 30, 2011, the Company had total consolidated assets of $928.2 million, total net portfolio loans of $579.0 million, an ALL of $10.6 million, deposits outstanding of $650.6 million, and stockholders’ equity of $112.8 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of September 30, 2011, the Company maintained cash positions at the Federal Reserve Bank (FRB) and correspondent banks in the amount of $31.0 million. The Company also held certificates of deposits with other financial institutions in the amount of $27.5 million, which the Company considers highly liquid.

The Company continues to maintain a relatively low-risk, liquid available-for-sale investment portfolio. This resource is utilized as a source of liquidity as opportunities to reposition the balance sheet present themselves. Investment securities totaled $165.7 million at September 30, 2011, compared with $189.2 million at December 31, 2010. The $23.5 million, or 12.42% decrease primarily reflected net sales activity relating to municipal bonds, residential mortgage backed securities, and U.S Treasuries and Agencies securities. During the nine months ended September 30, 2011, the Company sold securities to generate liquidity to payoff maturing FHLB borrowings, and to reposition the portfolio to shorten duration. As a direct result of the investment portfolio liquidation, for the nine months ended September 30, 2011, the Company recorded approximately $1.4 million in realized gains on sales of securities.

At September 30, 2011, the Company’s net unrealized gain on available-for-sale securities was $2.0 million, compared with $3.2 million net unrealized loss at December 31, 2010. The favorable change in net unrealized losses was primarily due to increases in the fair values of the Company’s municipal bond portfolio, primarily driven by decreases in long term interest rates.

Overall, the net portfolio loan balance decreased modestly for the nine month period ended September 30, 2011. The Company’s net loan portfolio was $579.0 million at September 30, 2011, compared with $587.9 million at December 31, 2010, a decrease of $8.9 million, or 1.51%. The decrease was primarily driven by net payoffs, and specific charge offs of principal balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continued to conservatively monitor credit quality during the period, and adjust the ALL accordingly. As such, the Company provided $7.2 million in provisions for loan losses for the nine months ended September 30, 2011, compared with $8.3 million for the same period a year ago. The Company’s ALL as a percentage of total portfolio loans were 1.80% and 2.53% for the nine months ended September 30, 2011, and September 30, 2010, respectively.

Net charge offs were $9.4 million for the nine months ended September 30, 2011, compared with net charge offs of $4.1 million for the same period a year ago. The charge offs were centered in commercial real estate, commercial, and construction loans, where ongoing credit quality issues continue to surface. During the three months ended September 30, 2011, the Company recognized a significant charge off of $1.2 million due to a short pay-off settlement relating to a large commercial real estate loan. The continued weaknesses in the commercial loan portfolio are specifically centered on loans where the borrower’s business is tied to real estate. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, the Company’s Allowance for Loan Losses is adequately funded given the current level of credit risk. The ALL methodology and adequacy was recently confirmed during a regulatory examination.

Loans held for sale, consisting of residential mortgages to be sold in the secondary market, were $75.8 million at September 30, 2011, compared with $43.0 million at December 31, 2010. The increase in loans held for sale was principally due to an increase in mortgage loan origination and refinancing activity during the current period. The increased activity was primarily driven by significant decreases in long term interest rates during the three months ended September 30, 2011.

Loans held for sale, consisting of residential mortgages to be sold in the secondary market, were $75.8 million at September 30, 2011, compared with $43.0 million at December 31, 2010. The increase in loans held for sale was principally due to an increase in mortgage loan origination and refinancing activity during the current period. The increased activity was primarily driven by significant decreases in long term interest rates during the three months ended September 30, 2011.

The Company’s OREO decreased from $2.3 million to $1.7 million for the nine months ended September 30, 2011. The net decrease was primarily driven by the sale of a $1.6 million commercial building and the associated property. See Note 6 in the Condensed Consolidated Financial Statements incorporated in this report, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company expects to realize additional foreclosure activity in the foreseeable future.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.8 million. The issuance was pursuant to the Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $17 million of shares of Senior Non-Cumulative Perpetual Preferred Stock Series A, issued to the Treasury in November 2008 under the U.S. Treasury’s CPP, a part of the Troubled Asset Relief Program. The remainder of the net proceeds was invested by the Company in the Bank as Tier 1 Capital. Accordingly, the SBLF transaction increased the Company’s preferred stock par value by $2.8 million during the three months ended September 30, 2011.

Income Statement

Due to conservative loan underwriting, active servicing of problem credits, and maintenance of a healthy net interest margin, the Company has remained profitable during the economic downturn. Accordingly, the Company continues to be well positioned to take advantage of growth opportunities in the coming years. Net income attributable to Bank of Commerce Holdings was $2.0 million and $5.2 million for the three months and nine months ended September 30, 2011, compared with $1.6 million and $4.6 million for the same periods in 2010, respectively. Net income available to common stockholders was $1.7 million and $4.4 million for the three and nine months ended September 30, 2011, compared with $1.3 million and $3.9 million for the same periods in 2010, respectively. Diluted earnings per share was $0.10 and $0.26 for the three months and nine months ended September 30, 2011, compared with $0.08 and $0.27 for the same periods in 2010, respectively.

The decrease in diluted earnings per share for the nine months ended September 30, 2011, compared to the same period a year ago, was primarily driven by the disproportional increase in common shares outstanding. The increase in common shares outstanding is directly related to the Company’s successful Offering in March 2010. See the subsequent discussion on Capital Management and Adequacy in this document for further information pertaining to the Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continued to pay dividends on common stock during the three months ended September 30, 2011. The dividend amount per share decreased from $0.15 to $0.09 for the nine months ended September 30, 2010 and 2011, respectively. The decrease in the dividend rate was executed to preserve capital, while ensuring that dividend payout ratios remain consistent to periods prior to the Offering.

Return on average assets (ROA) and return on average equity (ROE) for the three months ended September 30, 2011, was 0.91% and 7.45%, respectively, compared with 0.67% and 5.95%, respectively, for the three months ended September 30, 2010. ROA and ROE for the nine months ended September 30, 2011, was 0.75% and 6.45%, respectively, compared with 0.70% and 6.61%, respectively, for the nine months ended September 30, 2010.

The increase in ROA and ROE for the three months ended September 30, 2011, compared with the same period a year ago, was primarily driven by lower provision expense, and decreased interest expense on deposits and borrowings, offset by decreased yields in the loan portfolio. In addition, the Company experienced disproportional decreases in total average assets, and average earning assets, while continuing to maintain consistent period over period net interest margins. The Company continues to experience decreased yields in the loan portfolio due to the pay-off of higher yielding loans, downward rate adjustments of variable rate loans, and the transfer of existing loans to nonaccrual status.

ROA and ROE for the nine months ended September 30, 2011 and 2010, generally remained consistent period over period. Modest increases in ROA were offset by the deleveraging of the balance sheet, which resulted in the lower ROE. The deleveraging of the balance sheet was primarily driven by securities sales transactions pertaining to the available for sale investment portfolio, in accordance to the Company’s objective of liquidating the portfolio to pay down FHLB borrowings, while also shortening duration. In addition, the disproportional increase in average common equity relative to changes in earning assets and total assets contributed to the decreased ROE as well.

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

Customer core deposits have historically provided the Company with a source of relatively stable and low-cost funds. Additional funding is also provided by the Company’s junior subordinated debentures.

The Company’s consolidated liquidity position remains adequate to meet short term and long term future contingencies. At September 30, 2011, the Company had available lines of credit at the FHLB and FRB of approximately $84.3 million and $52.1 million, respectively. The Company also has fed funds borrowing lines with three correspondent banks totaling $30.0 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of September 30, 2011.

As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of September 30, 2011, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$121,473	13.82%	n/a	4.00%
Tier 1 Risk-Based	121,473	14.80%	n/a	4.00%
Total Risk-Based	131,744	16.05%	n/a	8.00%

The Bank
Leverage	$114,759	13.05%	5.00%	4.00%
Tier 1 Risk-Based	114,759	15.20%	6.00%	4.00%
Total Risk-Based	124,217	16.45%	10.00%	8.00%

The United States Department of Treasury (“Treasury”) introduced the CPP on October 14, 2008, under which the Treasury was authorized to make up to $250 billion in equity capital available to qualifying healthy financial institutions. Bank of Commerce Holdings qualified for this highly selective program and received capital investment in November of 2008.

On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of common stock in an underwritten public offering (“Offering”). The net proceeds from the Offering were to be used for general corporate purposes, including contributing additional capital to the Bank, supporting ongoing and future anticipated growth, which may include opportunistic acquisitions of whole financial institutions or branches of financial institutions, and to position the Company for the eventual redemption of the Series A Preferred Stock issued to the Treasury.

On March 29, 2010, the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.

On April 14, 2010, the Company announced that the underwriters of the public offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The over-allotment option was granted in connection with the Company’s public offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. Pursuant to the Offering the Company incurred $460 thousand of capitalized Offering costs that were directly related to the issuance of the common stock.

With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the Offering of approximately $33.0 million, after deducting the underwriting discount and Offering expenses. The exercise of the over-allotment option brings the total number of shares of common stock sold by the Company in the Offering to 8,280,000.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.8 million. The issuance was pursuant to the Treasury’s SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $17 million of shares of Senior Non-Cumulative Perpetual Preferred Stock Series A, issued to the Treasury in November 2008 under the U.S. Treasury’s CPP, a part of the Troubled Asset Relief Program. The remainder of the net proceeds was invested by the Company in the Bank as Tier 1 Capital. The Treasury continues to hold the warrant to purchase 405,405 shares of the Company’s common stock at a price of $6.29. See Note 7 in the Condensed Consolidated Financial Statements incorporated in this report, for further details relating to the Company’s SBLF transaction.

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

Short and Long Term Borrowings

The Company actively uses FHLB advances as a source of wholesale funding to support growth strategies as well as to provide liquidity. At September 30, 2011, the Company’s FHLB advances were of fixed term and variable term borrowings without call or put option features. At September 30, 2011, the Company had $111.0 million in FHLB advances outstanding at an average rate of 0.37% compared to $141.0 million at an average rate of 0.28% at September 30, 2010.

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

Provisions for loan losses for the three months ended September 30, 2011, and 2010 were $2.2 million and $4.5 million, respectively. Provisions for loan losses for the nine months ended September 30, 2011, and 2010 were $7.2 million and $8.3 million, respectively. The Company’s ALL was 1.80% of total loans at September 30, 2011, compared with 2.53% at September 30, 2010.

The decreased level of the Company’s ALL relative to the gross loan portfolio is primarily driven by management’s continuing aggressive but conservative approach to managing through problem assets. This strategy resulted in a $5.4 million increase in net charge offs for the nine months ended September 30, 2011, compared to the same period a year ago. This conservative stance has resulted in an increasing number of impairment reviews, and consequently identified impairment. While each impairment review consists of evaluating variables unique to each problem asset, management has generally charged off identified impairment if current borrower conditions and data merit such action. This approach has reduced the overall percentage level of the Company’s ALL relative to our peers. In management’s opinion, and recently confirmed via a regulatory examination, the Company’s ALL is adequately funded and commensurate with the current level of credit risk in the loan portfolio. Refer to the nonperforming assets caption in this document for further detail on impaired loans and nonperforming assets.

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

Derivative Financial Instruments and Hedging Activities

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes.

The Company’s objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers.

All of the Company’s outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. The Company formally assesses both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately into earnings.

The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate.

•

Derivative Loan Commitments – The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its mandatory residential mortgage loan commitments. These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments have not been designated for hedge accounting treatment; accordingly changes in the fair values are reflected in earnings as a component of mortgage brokerage fee income. At September 30, 2011, the Company maintained open forward sales positions of $37.5 million, and mandatory loan commitment rate locks of $53.4 million.

•

Interest Rate Swap Agreements - As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At September 30, 2011, the Company maintained a notional amount of $75 million in rate swap agreements.

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

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2011, was $8.4 million, a decrease of $232 thousand or 2.7% compared to the same period in 2010. Net interest income for the three months ended September 30, 2011, compared to the same period a year ago, was negatively impacted by lower yields in the loan portfolio, offset by lower volume of FHLB advances and certificates of deposits, and lower funding costs relating to the certificate of deposits and floating rate junior subordinated debentures. Net interest income for the nine months ended September 30, 2011, was $25.6 million, an increase of $1.2 million or 5.0% compared to the same period in 2010. The results for the nine months ended September 2011, as compared to the same period in 2010 are attributable to growth of outstanding average interest earning assets, primarily related to investment securities, and lower funding costs, primarily related to certificates of deposits and junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.03% for the three months ended September 30, 2011, a decrease of 1 basis point as compared to the same period in 2010. The net interest margin on a fully taxable basis was 3.95% for the nine months ended September 30, 2011, a decrease of 11 basis points as compared to the same period in 2010. The year over year decrease in net interest margin primarily resulted from decreased yield on the loan portfolio as a result of payoffs of higher yielding loans, downward rate adjustments on variable rate loans, and transfers to nonaccrual status, partially offset by a decrease in interest expense to average earning assets of 31 basis points, primarily related to declining costs of interest bearing deposits, and junior subordinated debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the nine months ended September 30, 2011 and 2010:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(unaudited)

(Dollars in thousands)	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$634,945	$27,004	5.67%	$625,396	$28,399	6.05%
Tax-exempt securities	50,330	2,176	5.77%	38,452	1,718	5.96%
US government securities	24,661	399	2.16%	26,631	478	2.39%
Mortgage backed securities	68,422	1,349	2.63%	45,368	1,100	3.23%
Other securities	41,828	1,168	3.72%	11,080	409	4.92%
Interest bearing due from banks	67,560	608	1.20%	71,984	676	1.25%
Federal funds sold	—	—	0.00%	995	2	0.27%

Total average interest earning assets	887,746	32,704	4.91%	819,906	32,782	5.33%
Cash & due from banks	2,240			1,758
Bank premises	9,531			9,875
Other assets	21,122			41,518

Total average assets	$920,639			$873,057

Interest Bearing Liabilities
Interest bearing demand	$154,882	$621	0.53%	$133,494	$707	0.71%
Savings deposits	91,918	647	0.94%	74,310	677	1.21%
Certificates of deposit	301,607	3,789	1.68%	329,456	4,768	1.93%
Repurchase agreements	14,723	36	0.33%	11,971	40	0.45%
Other borrowings	148,418	1,287	1.16%	117,271	1,633	1.86%

Total average interest bearing liabilities	711,548	6,380	1.20%	666,502	7,825	1.57%
Noninterest bearing demand	96,802			92,204
Other liabilities	4,908			21,621
Shareholders’ equity	107,381			92,730

Total average liabilities and shareholders’ equity	$920,639			$873,057

Net Interest Income and Net Interest Margin[2]		$26,324	3.95%		$24,957	4.06%

Interest income on loans includes fee (expense) income of approximately $(65) thousand and $131 thousand for the period ended September 30, 2011 and 2010, respectively.

[1]	Average nonaccrual loans and average loans held for sale of $18.9 and $32.9 million are included, respectively.
[2]

Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $696 thousand and $550 thousand for the nine months ended September 30, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2011, as compared to the same period in 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionally between both variances.

Analysis of Changes in Net Interest Income and Interest Expense (Unaudited)

(Dollars in thousands)	September 30, 2011 over September 30, 2010
	Variance Due to Average Volume	Variance Due to Average Rate	Total
Increase (decrease)
Interest income:
Portfolio loans	$406	$(1,801)	$(1,395)
Tax-exempt securities	514	(56)	458
US government securities	(32)	(47)	(79)
Mortgage backed securities	455	(206)	249
Other securities	859	(100)	759
Interest bearing due from banks	(41)	(27)	(68)
Federal funds sold	—	(2)	(2)

Total increase (decrease)	2,161	(2,239)	(78)

(Decrease) increase
Interest expense:
Interest bearing demand	86	(172)	(86)
Savings deposits	124	(154)	(30)
Certificates of deposit	(350)	(629)	(979)
Repurchase agreements	7	(11)	(4)
Other borrowings	270	(616)	(346)

Total increase (decrease)	137	(1,582)	(1,445)

Net increase (decrease)	$2,024	$(657)	$1,367

Noninterest Income

Noninterest income includes service charges on deposit accounts, payroll processing fees, earnings on key life investments, gains on the sale of securities investments, and mortgage banking revenue.

Noninterest income for the three months ended September 30, 2011, was $5.3 million or 33.62% of total gross revenues compared to $5.6 million or 33.36% of total gross revenues during the same period in 2010. Noninterest income for the nine months ended September 30, 2011, was $12.4 million or 27.89% of total gross revenues compared to $12.9 million or 28.57% of total gross revenues during the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Noninterest income:
Service charges on deposit accounts	$50	$63	$152	$207
Payroll and benefit processing fees	99	107	329	335
Earnings on cash surrender value – Bank owned life insurance	117	112	347	327
Net gain on sale of securities available-for-sale	532	179	1,445	1,243
Gain on settlement of put reserve	—	1,750	—	1,750
Merchant credit card service income, net	39	65	342	182
Mortgage banking revenue, net	4,346	3,281	9,429	8,617
Other income	118	91	334	228

Total noninterest income	$5,301	$5,648	$12,378	$12,889

For the three and nine months ended September 30, 2011, we recorded service charges on deposit accounts of $50 thousand and $152 thousand, respectively, as compared to $63 thousand and $207 thousand, respectively, for the same periods a year ago. The decrease in service charges was primarily attributable to the discontinuance of the Overdraft Privilege product, and decreased analysis fees charged to our customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2011, we recorded earnings on cash surrender value Bank owned life insurance of $117 thousand and $347 thousand, respectively, as compared to $112 thousand and $327 thousand, respectively, for the same periods a year ago. The increased income was primarily attributable to one time accrual adjustments, and the purchase of an additional policy.

For the three and nine months ended September 30, 2011, we recorded securities gains of $532 thousand and $1.4 million, respectively, as compared to securities gains of $179 thousand and $1.2 million, respectively, for the three and nine months ended September 30, 2010. The increased gains during the three months ended September 30, 2011, compared to the same period a year ago, resulted from increased sales activity pursuant to repositioning of the available-for-sale investment portfolio to shorten duration.

For the three and nine months ended September 30, 2011, we recorded merchant credit card income of $39 thousand and $342 thousand, respectively, as compared to $65 thousand and $182 thousand, respectively, for the same periods a year ago. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, merchant credit card income for the three months ended September 30, 2011, is down 40% compared to the same period a year ago.

Mortgage banking revenue for the three and nine months ended September 30, 2011, increased by 32.46% and 9.42%, respectively, as compared to the same period a year ago, primarily driven by increased third quarter origination and refinancing activity due to lower market interest rates. Closed mortgage volume for the nine months ended September 30, 2011, was $682.6 million, compared to $776.3 million for the nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, we recorded other noninterest income of $118 thousand and $334 thousand, respectively, as compared to $91 thousand and $228 thousand, respectively, for the three and nine months ended September 30, 2010. The increase in other noninterest income was primarily related to immaterial reclassification adjustments.

Noninterest Expense

Noninterest expense includes salaries and benefits, occupancy, write down of OREO, FDIC insurance assessments, director fees, and other expenses. Other expenses include overhead items such as utilities, telephone, insurance and licensing fees, and business travel.

Noninterest expense for the three months ended September 30, 2011, was $7.7 million compared to $7.3 million during the same period in 2010. Noninterest expense for the nine months ended September 30, 2011, was $23.2 million compared to $22.0 million during the same period a year ago. The following table presents the key components of noninterest expense for the three and nine months ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Noninterest expense:
Salaries and related benefits	$4,994	$4,162	$13,315	$11,238
Occupancy and equipment expense	742	952	2,270	2,805
Write down of other real estate owned	—	129	557	1,374
FDIC insurance premium	300	250	1,035	755
Data processing fees	92	52	282	205
Professional service fees	513	216	1,682	1,159
Director deferred fee compensation plan	136	126	394	366
Stationery and supplies	63	35	202	211
Postage	47	58	137	145
Directors’ expense	67	56	208	208
Goodwill impairment	—	—	—	32
Other expenses	788	1,260	3,160	3,494

Total noninterest expense	$7,742	$7,296	$23,242	$21,992

Salaries and related benefits for the three months ended September 30, 2011, increased by $832 thousand or 19.99%, compared to the same period a year ago. Salaries and related benefits for the nine months ended September 30, 2011, increased by $2.1 million or 18.48%, compared to the same period a year ago. During the second quarter of 2011, our mortgage banking subsidiary transitioned existing loan officers from a commission based compensation plan to a salary based compensation plan, which resulted in increased salary expense. Prior to the transition, commission expenses were recorded in net mortgage banking revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Occupancy and equipment expense for the three months ended September 30, 2011, decreased by $210 thousand or 22.06%, compared to the same period a year ago. Occupancy and equipment expense for the nine months ended September 30, 2011, decreased by $535 thousand or 19.07%, compared to the same period a year ago. The decrease is primarily driven by decreased rent expense and decreased equipment repair expense.

Write down of the Company’s OREO decreased by $129 thousand and $817 thousand for the three and nine months ended September 30, 2011, respectively, compared to the same period a year ago. During the nine months ended September 30, 2010, significant impairment charges primarily related to a specific commercial lot were deemed necessary, resulting in a substantial write down of the property’s carrying value. During the fourth quarter of 2011, the lot was sold to an independent third party.

FDIC insurance premium expense for the three months ended September 30, 2011, increased by $50 thousand or 20.0%, compared to the same period a year ago. FDIC insurance premium expense for the nine months ended September 30, 2011, increased by $280 thousand, or 37.09%, compared to the same period a year ago. The increase is primarily due to the FDIC’s revisions in deposit insurance assessments methodology for determining premiums, and prepayment true up adjustments.

Data processing expense for the three months ended September 30, 2011, increased by $40 thousand or 76.92%, compared to the same period a year ago. Data processing expense for the nine months ended September 30, 2011, increased by $77 thousand or 37.56%, compared to the same period a year ago. The increase is primarily attributable to new software additions and their associated licensing.

Professional service fees encompass audit, legal and consulting fees. The increase in the three months ended and nine months ended September 30, 2011, professional service fee expense was primarily driven by increased consulting fees related to network infrastructure, and increased legal fees related to mortgage loan officer compensation reform, both of which were recognized by the mortgage subsidiary.

Other expenses for the three months ended September 30, 2011, decreased by $472 thousand or 37.46%, compared to the same period a year ago. Other expenses for the nine months ended September 30, 2011, decreased by $334 thousand or 9.56%, compared to the same period a year ago. The decrease in other expenses is primarily related to decreased loan losses recognized by the mortgage subsidiary, partially offset by increased losses on sale of OREO.

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

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income tax provision (benefit)	$1,403	$916	$2,050	$2,410
Effective tax rate	36.98%	35.50%	27.07%	34.41%

Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

Income tax provisions (benefit) for the three months ended September 30, 2011, decreased by $487 thousand or 53.17%, compared to the same period a year ago. Income tax provisions (benefit) for the nine months ended September 30, 2011, decreased by $360 thousand or 14.94%, compared to the same period a year ago. The decrease in income tax provision for the nine months ended September 30, 2011, compared to the same period a year ago is primarily driven by income tax benefits realized from the mortgage subsidiary. During 2011, the Mortgage Company subsidiary recognized a reduction in provision for income tax previously accrued of approximately $393 thousand. During 2010, the Company did not consider the benefit of the state tax deduction when deriving the federal tax provision. As such, this benefit was recognized during the first quarter of 2011.

The Company had a net deferred tax asset of $5.6 million at September 30, 2011. The Company does not reasonably estimate that the deferred tax asset will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011, consist of the following:

(Dollars in thousands)	2011	2010
Deferred tax assets:
State franchise taxes	$118	$390
Deferred compensation	2,706	2,474
Loan loss reserves	5,031	7,006
Unrealized gains on available-for-sale investment securities	(1,705)	338
Other	873	—

Total deferred tax assets	$7,023	$10,208

Deferred tax liabilities:
State franchise taxes	$—	$—
Unrealized gains on available-for-sale investment securities	—	(1,511)
Depreciation	—	(120)
Deferred loan origination costs	—	(425)
Deferred state taxes	—	(757)
Other	(1,392)	(154)

Total deferred tax liabilities	$(1,392)	$(2,967)

Net deferred tax asset	$5,631	$7,241

Asset Quality and Portfolio Concentration

We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties in California, and the location of the Bank’s four full service branches, specifically identified as Northern California. We manage our credit risk through diversification of our loan portfolio and the application of underwriting policies and procedures and credit monitoring practices.

Generally, the loans are secured by real estate or other assets located in California and are expected to be repaid from cash flows of the borrower’s business or cash flows from real estate investments.

Although we have a diversified loan portfolio, a significant portion of the borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company. Furthermore, declining real estate values negatively impact holdings of OREO as well.

The recent deterioration of the real estate market in California has had an adverse effect on the Company’s business, financial condition and results of operations. The slowdown in residential development and construction markets has led to an increase in nonperforming loans which has resulted in additional provisions to the ALL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given our current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

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

One exception to the 90 days past due policy for nonaccruals is the Company’s pool of home equity loans and lines purchased from a private equity firm. The purchase of this pool of loans included a put option allowing the bank to sell a portion of the loan pool back to the private equity firm. In the event of default by the borrower each home equity loan that becomes 90 days past due will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower.

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

Total gross portfolio loans outstanding at September 30, 2011, were $589.6 million, a decrease of $11.2 million when compared to the same period a year ago. The increase in commercial loans was primarily driven by increased originations of SBA loans. The decrease in construction loans was primarily driven by payoffs, reclassifications, and the partial charge off of a large credit. The following table presents the concentration distribution of the Company’s loan portfolio at September 30, 2011, and December 31, 2010.

(Dollars in thousands)
	September 30, 2011%		December 31, 2010%
Commercial	$147,495	25.02%	$130,579	21.73%
Real estate – construction loans	24,257	4.11%	41,327	6.88%
Real estate – commercial (investor)	215,781	36.60%	215,697	35.90%
Real estate – commercial (owner occupied)	64,963	11.02%	68,055	11.33%
Real estate – ITIN loans	66,365	11.26%	70,585	11.75%
Real estate – mortgage	19,653	3.33%	19,299	3.21%
Real estate – equity lines	45,593	7.73%	48,178	8.02%
Consumer	5,400	0.92%	6,775	1.13%
Other	101	0.01%	301	0.05%

Gross portfolio loans	$589,608	100.00%	$600,796	100.00%
Less:
Deferred loan fees, net	11		90
Allowance for loan losses	10,590		12,841

Net portfolio loans	$579,007		$587,865

The following table provides a breakdown of the Company’s real estate construction portfolio as of September 30, 2011:

(Dollars in thousands)
Loan Type	Balance	% of gross portfolio loans
Commercial lots and entitled commercial land	$9,141	1.55%
Commercial real estate – construction	11,601	1.97%
1-4 family subdivision loans	1,850	0.31%
1-4 family individual residential lots	1,665	0.28%

Total real estate – construction	$24,257	4.11%

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

All mortgage loans originated through either pipeline represent loans collateralized by 1-4 four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors including the servicing rights. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.

Mortgages held for sale are either carried at fair value or at the lower of cost or market. Mortgage loans carried at fair value represent certain loans that were not locked forward with an investor at the time of borrower lock commitment (mandatory rate locks). These loans are to be sold to investors subject to mandatory forward sales agreements. Fair value adjustments are made for the difference between the estimated fair value of the mandatory loans and the cost basis of these loans, and are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. As of September 30, 2011, the Company had $10.6 million in mortgage loans that were carried at a fair value of $10.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For those loans carried at lower of cost or market, cost generally approximates fair value, given the short duration of these assets. Gains and losses on sales of these loans are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of a loan. We generally sell all servicing rights associated with the mortgage loans. As of September 30, 2011, the Company had $64.9 million in mortgages that were held for sale and carried at lower of cost or market.

Nonperforming Assets

The following table sets forth a summary of the Company’s nonperforming assets as of the dates indicated:

(Dollars in thousands)
Nonperforming assets	September 30, 2011	December 31, 2010
Commercial	$228	$2,302
Real estate construction
Commercial real estate construction	1,543	100
Residential real estate construction	107	242

Total real estate construction	1,650	342
Real estate mortgage
1-4 family, closed end 1st lien	4,205	1,166
1-4 family revolving	353	97
ITIN 1-4 family loan pool	9,805	9,538
Home equity loan pool	—	—

Total real estate mortgage	14,363	10,801
Commercial real estate	3,034	7,066

Total nonaccrual loans	19,275	20,511
90 days past due and still accruing	373	—

Total nonperforming loans	19,648	20,511

Other real estate owned	1,665	2,288

Total nonperforming assets	$21,313	$22,799

Nonperforming loans to total loans	3.33%	3.41%
Nonperforming assets to total assets	2.30%	2.43%

Nonperforming assets adversely affect net income in various ways. Until macroeconomic and local market conditions improve, we may expect to continue to incur losses relating to nonperforming assets. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we mark the respective assets to their fair market value which may result in the recognition of a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.

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

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of September 30, 2011, the Company had allocated $1.6 million towards this pool or 10.24% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. As such, management considered the put reserve in estimating probable losses in the home equity portfolio.

At September 30, 2011, the remaining put reserve totaled $88 thousand or 0.58% of the outstanding principal balance. The put reserve is considered an irrevocable first loss guarantee from the seller that provides the Company the right to put back delinquent home equity loans to the seller that are 90 days or more delinquent, up to an aggregate amount of $1.5 million. The guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit is classified as a deposit liability in the Company’s balance sheet. At the end of the term of the loss guarantee, on March 11, 2013, the Company is required to return the unused cash deposit to the seller.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ITIN loan pool represents residential mortgage loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

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

In conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALL against the ITIN portfolio. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in the ALL related to the ITIN loans was necessary. The following factors were considered in determining the specific ALL allocation to the ITIN Portfolio:

•	Increasing delinquencies - 20% of the portfolio was delinquent 30 days or more as of December 31, 2010.

•	Servicer modification efforts were generally extending beyond a typical timeframe.

•	Mortgage insurance – A small number of mortgage insurance claims have been denied and management has not been able to identify a trend regarding any potential future denials.

•	Sale of OREO – An emerging trend in the lengthening disposition of ITIN OREO had developed, including the potential for decreased recoveries and consequently increased net charge offs.

•	Lack of loss guaranty due to settlement.

As of September 30, 2011, and December 31, 2010, the specific ITIN ALL allocation represented approximately 2.82% and 4.05% of the total outstanding principal, respectively.

During the Company’s most recent regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. As such, the allowance allocation has been reduced to 2.82% of the outstanding principal balance. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low currently at a historical run rate of 2.69%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. In addition, the Company has experienced a 5.13% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

•	Delinquency rate of 17% over the life of the portfolio.

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 14%, which is well below the national re-default rate of 56%[1].

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

[1]	Federal Reserve Bank of New York Staff Reports, no. 417, December 2009; revised August 2010

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

As of September 30, 2011, impaired loans totaled $40.7 million, of which $19.3 million were in nonaccrual status. Of the total impaired loans, $12.6 million or one hundred and forty-four were ITIN loans with an average balance of approximately $87 thousand. The remaining impaired loans consist of two commercial loans, four construction loans, two commercial real estate loans, eleven residential mortgages and sixteen home equity loans.

Loans are reported as TDRs when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALL.

TDRs are considered impaired loans, but are not necessarily placed on nonaccrual status. Rather, if the borrower is current at the time of the restructuring and continues to pay as agreed, the loan is reported as current. As of September 30, 2011, there were $6.9 million of ITINs which were classified as TDRs, of which $4.1 million were on nonaccrual status.

As of September 30, 2011, the Company had $29.7 million in TDRs compared to $24.6 million as of December 31, 2010. As of September 30, 2011, the Company had one hundred and one restructured loans that qualified as TDRs, of which forty-three were performing according to their restructured terms. TDRs represented 5.03% of gross portfolio loans as of September 30, 2011, compared with 4.10% at December 31, 2010.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:

(Dollars in thousands)
Troubled debt restructurings	September 30, 2011	December 31, 2010
Nonaccrual	$9,155	$11,977
Accruing	20,516	12,668

Total troubled debt restructurings	$29,671	$24,645

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALL reserves for the periods indicated.

(Dollars in thousands)
	September 30, 2011	December 31, 2010	September 30, 2010
Beginning balance	$12,841	$11,207	$11,207
Provision for loan loss charged to expense	7,191	12,850	8,300
Loans charged off	(10,487)	(12,089)	(4,765)
Loan loss recoveries	1,045	873	710

Ending balance	$10,590	$12,841	$15,452

Gross portfolio loans outstanding at period end	$589,608	$600,796	$611,151

Ratio of allowance for loan losses to total loans	1.80%	2.14%	2.53%
Nonaccrual loans at period end:
Commercial	$228	$2,302	$4,952
Construction	1,650	342	2,512
Commercial real estate	3,034	7,066	9,617
Residential real estate	14,010	10,704	7,997
Home equity	353	97	194

Total nonaccrual loans	$19,275	$20,511	$25,272
Accruing troubled debt restructured loans
Construction	$—	$2,804	$2,327
Commercial real estate	16,811	3,621	2,929
Residential real estate	3,279	6,243	6,906
Home equity	426	—	—

Total accruing restructured loans	$20,516	$12,668	$12,162

All other accruing impaired loans	908	737	740

Total impaired loans	$40,699	$33,916	$38,174

Allowance for loan losses to nonaccrual loans at period end	54.94%	62.61%	61.14%
Nonaccrual loans to total loans	3.27%	3.41%	4.14%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short term borrowings, long term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our Asset/Liability Management (ALM) process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments, and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the ALM process.

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

The simulation model used includes measures of the expected repricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against nine rate scenarios. These nine rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future, and four additional rate ramp scenarios ranging for + 400 to - 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.

The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) repricing opportunities for earning assets and interest bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points.

Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Based on the most recent model run, we are considered liability sensitive in the 100 basis point to 400 basis point upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. Given the historically low interest rates we are currently experiencing, we are currently only running the model for 100 and 200 basis points in a down rate scenario. The most recent model results indicate the estimated annualized reduction in net interest income attributable to 100 and 200 basis point declines in the federal funds rate was $508,000 and $835,000, respectively.

The Federal Reserve currently has the federal funds rate targeted between zero to twenty-five basis points. Accordingly, the Company is focused on the effects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results indicate the estimated annualized decrease in net interest income attributable to 100, 200, 300 and 400 basis point increases in the federal funds rate was $1,174,000, $1,603,000, $1,486,000 and $1,258,000, respectively.

ALCO has established a policy limitation to interest rate risk of -28% of the net interest margin and -40% of the present value of equity. The securities portfolio is integral to our ALM process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to re-price a significant amount of its rate sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, 300, or 400 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies, with respect to our mix and level of rate sensitive assets and liabilities, will have on our net interest income.

Our approach to managing interest rate risk may include the use of derivatives, including interest rate swaps, caps and floors. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves an off-balance sheet instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through other comprehensive income.

At inception, the relationship between hedging instruments and hedged items is formally documented with our risk management objective, strategy and our evaluation of effectiveness of the hedge transactions. This includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet, or to specific transactions. Periodically, as required, we formally assess whether the derivative we designated in the hedging relationship is expected to be and has been highly effective in offsetting changes in fair values or cash flows of the hedged item.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be faulty, and that breakdowns in internal controls can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2011, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the third quarter of 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities within the past three years ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

N/A.

Item 4. (Removed and Reserved)

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 7, 2011	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer