Form 10-K
period 2011-12-31
Bank of Commerce Holdings
filed 2012-03-09
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-(2) of the Exchange Act. (Check one).

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

As of the last day of the second fiscal quarter of 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $67,132,711 based on the closing sale price of $4.20 as reported on the NASDAQ Global Market as of June 30, 2011.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 1, 2012 was 16,615,512

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

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the level of our nonperforming assets and charge offs;

•	Oversupply of inventory and continued deterioration in values of real estate in California and the United States generally, both residential and commercial;

•	Changes in securities markets, public debt markets and other capital markets;

•	Possible other-than-temporary impairments of securities held by us;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of customers to substitute competitors’ products and services for our products and services;

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

•

The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	The impact of current governmental efforts to restructure the United States financial regulatory system, including changes in the scope and cost of FDIC insurance and other coverage’s;

•	Ability to attract deposits and other sources of liquidity at acceptable costs;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

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

ITEM 1. BUSINESS

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (BHC) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of CommerceTM (“Bank”), which operates under two separate names (Redding Bank of CommerceTM and Roseville Bank of CommerceTM, a division of Redding Bank of Commerce) and for Bank of Commerce MortgageTM, our majority-owned mortgage brokerage subsidiary. We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce Bank of ChoiceTM” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank offers wealth management services through a third party investment broker.

In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage banker of residential real estate loans headquartered in San Ramon, California, with thirteen offices in two different states and licenses in California, Oregon, Nevada and Colorado. The business was formed in 1993, and funds over $700 million of first mortgages annually. The acquisition allows us to penetrate into the mortgage banker services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce MortgageTM in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce MortgageTM include funding of mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.

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

Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks; we must compete with a myriad of other financial entities that compete for our core business. The flexibility provided by our status as a BHC has become increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.

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

Utilize the Strength of Our Management Team. The experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long-term strategies, operating plans and performance measures and reviews our performance to plan on a monthly basis. Our Credit Round Table Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. Our Asset Liability Management Committee (“ALCO”) establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues.

We believe there will be opportunities to acquire failing institutions or their assets through loss sharing agreements with the Federal Deposit Insurance Corporation (FDIC), buy branches from struggling banks in our market areas looking to improve their capital metrics, and acquire entire franchises for little to no premium. We also believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the weak economy and stagnant growth in our loan portfolio, we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of December 31, 2011, we had $25.2 million in nonperforming assets, or 2.68% of total assets. We also seek to maintain a prudent allowance for loan and lease losses (ALLL), which at December 31, 2011, was $10.6 million, representing 1.82% of portfolio loans.

Build a Stable Core Deposit Base. We will continue to grow a stable core deposit base of business and retail customers. In the event that our asset growth outpaces these local core deposit funding sources, we will continue to utilize Federal Home Loan Bank (FHLB) borrowings and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees. We will continue to use “hot spot” consumer depositories with state of the art technologies in highly convenient locations to enhance our core deposit base.

Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the main telephone number is (530) 722-3939.

General

Parent Bank Holding Company. As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as amended, both as administered by the SEC. As a listed Company on the NASDAQ Global Market, the Parent is subject to the rules of the NASDAQ for listed companies.

Subsidiary Bank and Nonbank Subsidary. The Company’s subsidiary bank and nonbank subsidiary are subject to regulations and examinations primarily by the FDIC and by the California Department of Financial Institutions (CDFI).

Parent Holding Company Activities

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

Because the Holding Company’s primary subsidiary is a bank, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, the Company may be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act.

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

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

To qualify as “well-capitalized,” the Bank must, on a consolidated basis: (1) maintain a total risk-based capital ratio of 10% or greater, (2) maintain a Tier 1 risk-based capital ratio of 6% or greater, and (3) not be subject to any order by the FRB to meet a specified capital level. To qualify as “well-managed,” the Bank, as the Holding Company’s only controlled financial institution, must have received at its most recent examination or review a composite rating and rating for management of at least satisfactory.

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

Principal Products and Services

Through the Bank and its mortgage subsidiaries, the Bank provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, traveler’s checks, safe deposit boxes, collection services and electronic banking activities. The Bank currently does not offer trust services or international banking services.

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

Government Supervision and Regulation

The Holding Company and Bank are subject to extensive federal and state supervision and regulation. The following discussion describes the elements of the regulatory framework applicable to bank holding companies and banks and specific information about the Holding Company and its subsidiaries. Federal regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund rather than for the protection of shareholders and creditors. The following discussion of laws and regulations is only a summary. This discussion is qualified in its entirety by reference to such laws and regulations.

Dividend Restrictions

The Federal Reserve generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the California Department of Financial Institutions (“Commissioner”) in an amount not exceeding the greater of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute. The Federal Reserve’s policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

As a result of the Holding Company’s participation in the Small Business Lending Fund (“SBLF”), the Holding Company is subject to additional restrictions on the payment of dividends and repurchase of shares. SBLF participants may only repurchase shares of its common stock (or other stock junior to the stock issued pursuant to the SBLF) if, after such repurchase, the dollar amount of the Holding Company’s Tier 1 capital would be at least 90% of the amount existing at the time immediately following the investment date excluding any subsequent net charge-offs and redemptions of the SBLF shares since the investment date (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to certain adjustments beginning on the first day of the eleventh dividend period for increases in qualified small business lending.

Interstate Banking

As a result of the Dodd-Frank Wall Street Reform and Consumer protection Act (the “Dodd-Frank Act”), banks are generally permitted, subject to regulatory approval, to establish branches in other states if the laws of such state would permit a bank chartered in such state to establish a branch.

Capital Standards

United States banking organizations are subject to minimum regulatory capital requirements including a minimum leverage ratio and two minimum risk-based ratios. The leverage ratio measures regulatory capital as a percentage of average on-balance-sheet assets as reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The risk-based ratios measure regulatory capital as a percentage of both on- and off-balance-sheet credit exposures with some gross differentiation based on perceived credit risk.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

As of December 31, 2011, the Holding Company and the Bank exceeded the “well capitalized” requirements as follows:

	December 31, 2011
	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Company
Leverage	$123,012	13.52%	n/a	4.00%
Tier 1 Risk-Based	123,012	14.45%	n/a	4.00%
Total Risk-Based	133,661	15.70%	n/a	8.00%

Redding Bank of Commerce
Leverage	$116,823	12.96%	5.00%	4.00%
Tier 1 Risk-Based	116,823	14.46%	6.00%	4.00%
Total Risk-Based	126,933	15.71%	10.00%	8.00%

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

At each successive lower capital category, an insured depository institution is subject to more restrictions. As of December 31, 2011, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Fiscal and Monetary Policies

The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (1) conducting open market operations in United States government securities, (2) changing the discount rates of borrowings of depository institutions, (3) imposing or changing reserve requirements against depository institutions’ deposits, and (4) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve may have a material effect on the Company’s business, results of operations and financial condition.

Privacy Provisions of the Gramm-Leach-Bliley Act

Federal banking regulators, as required under the Gramm-Leach-Bliley Act (“GLB Act”), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act also affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

Economic Emergency Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (“EESA”), which was signed into law on October 3, 2008, was enacted to promote liquidity in the financial markets and to minimize further economic deterioration in the United States. EESA authorized the U.S. Treasury Department (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”). Under EESA, $700 billion was authorized to purchase troubled assets from financial institutions, which also includes making equity investments in such qualifying institutions. Using its authority under TARP, the Treasury also created the Capital Purchase Program (“CPP”). The CPP immediately authorized the Treasury to purchase equity from qualifying financial institutions, thus moving away from purchases of troubled assets as originally contemplated by TARP. Financial institutions participating in the CPP are required to comply with the executive compensation and corporate governance requirements of EESA. The Holding Company issued $17 million of Series A Preferred Stock under the CPP program. The shares were subsequently redeemed by the Holding Company as a result of its participation in the SBLF.

EESA also temporarily increased FDIC deposit insurance from $100,000 to $250,000. This change was made permanent by the Dodd-Frank Act.

Temporary Liquidity Guarantee Program

On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP). The two core components of the TGLP were the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). Under the DGP, the FDIC guaranteed all newly-issued senior unsecured debt issued by participating entities up to certain prescribed limits. The end-date for issuing senior unsecured debt was October 31, 2009. TAGP provided participating financial institutions the opportunity to offer depositors a temporary, full guarantee by the FDIC for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts. This coverage terminated on December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provides for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts was effective on December 31, 2010 and terminates on December 31, 2012.

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

In February 2011, the FDIC approved new rules to, among other things, change the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets (average consolidated total assets minus average tangible equity). Under the new rules, the assessment base is larger than the base used under prior regulations but the assessment rates are generally lower. The rules revise the assessment rate schedule, effective April 1, 2011, and adopt additional rate schedules that will go into effect when the Deposit Insurance Fund reserve ratio reaches various milestones. The rules also revise the deposit insurance assessment system for large financial institutions, defined as institutions with at least $10 billion in assets. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

The Impact of New Financial Reform Legislation

On July 21, 2010, as a result of the recent financial crises, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Not all of the regulations implementing these changes have been promulgated. As a result, the Holding Company and Bank cannot determine the full impact on their business and operations at this time. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (1) a non-binding shareholder vote on executive compensation, (2) a non-binding shareholder vote on the frequency of such vote, (3) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (4) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. Except with respect to “smaller reporting companies” and participants in the CPP, the new rules applied to proxy statements relating to annual meetings of shareholders held after January 20, 2011. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Debit Card Interchange Fees. The Dodd-Frank Act requires the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction to be reasonable and proportional to the cost incurred by the issuer. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board. The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Future Legislation

State and federal legislation with the potential to drastically affect the regulation of the banking industry is frequently proposed. Such legislation, if enacted, may alter the operating environment of the Company in substantial and unpredictable ways and may, among other things, increase the costs of doing business, change the scope of permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict if any proposed legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company. History has demonstrated that new legislation or changes to existing laws or regulation usually results in a greater compliance burden and therefore increases the costs of doing business.

The current U.S. risk-based capital requirements are based on international bank capital accords (so-called “Basel I” and “Basel II”) developed by the Basel Committee on Banking Supervision. Basel III updates and revises the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity ratio,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. For the new concept of Tier 1 common equity, the minimum ratio is 4.5 percent of risk weighted assets. For Tier 1 and total capital the Basel III minimums are 6 percent and 8 percent respectively. Capital buffers comprising common equity equal to 2.5 percent of risk-weighted assets are added to each of these minimums to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. We cannot predict the extent to which Basel III will be adopted or, if adopted, how it will apply to us.

State Regulation and Supervision

The Bank is a California state-chartered bank insured by the FDIC, and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the FDIC. As a non-member of the Federal Reserve System, the primary federal regulator of the Bank is the FDIC. The primary federal regulator of the Holding Company is the Federal Reserve. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Bank is subject to certain regulations of the Federal Reserve dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), Truth-in-Savings (“Regulation DD”), and Equal Credit Opportunity (“Regulation B”).

California state-chartered banks are subject to various requirements relating to operations and administration (including the maintenance of branch offices and automated teller machines), capital and reserve requirements, deposit taking, shareholder rights and duties, and investment and lending activities.

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

Enforcement Powers

Insured banks and bank holding companies may be subject to potential enforcement actions by the applicable banking regulator for unsafe or unsound practices or violation of laws, rules, regulations, or conditions imposed by the regulatory agency. Enforcement actions by federal banking regulators may include: (1) the appointment of a conservator or receiver for the bank; (2) the issuance of a cease and desist order that can be judicially enforced; (3) the termination of the bank’s deposit insurance; (4) the imposition of civil monetary penalties; (5) the issuance of directives to increase capital; (6) the issuance of formal and informal agreements; (7) the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties; and (8) the enforcement of such actions through injunctions or restraining orders. The Commissioner, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

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

Employees

As of December 31, 2011 the Company employed 292 full-time equivalent employees. Of these employees, 25 were employed in the Roseville market, 110 were in the Redding market, and the remaining 157 were employed with the Company’s mortgage subsidiary. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

Available Information

We will provide free of charge upon request, or through links to publicly available filings accessed through our Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, as soon as reasonably practical after such reports have been filed with the SEC. Our internet address is www.bankofcommerceholdings.com. Additionally, reports may be obtained through the SEC’s website at www.sec.gov.

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

•

Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services; and

•

Performance of the underlying loans in the private label mortgage backed securities we hold may deteriorate due to the economic downturn, potentially causing other-than-temporary impairment (OTTI) markdowns to our investment portfolio.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

As of December 31, 2011, our total nonperforming assets, including $3.7 million in other real estate owned (OREO), amounted to $25.2 million, or 2.68% of total assets. Nonperforming assets increased from $22.8 million, or 2.43% of total assets at the same period a year ago. We experienced $11.2 million in net charge offs in 2011 compared to $11.2 million in 2010. Our ALLL was $10.6 million at December 31, 2011 compared to $12.8 million at December 31, 2010. Nonperforming assets adversely affect our net income in various ways, including but not limited to increased loan provision expense, and forgone loan interest income.

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

As of December 31, 2011, approximately 75% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 4% of the portfolio consisted of construction loans, 49% in commercial real estate, 14% related to residential mortgage loans (including Individual Tax Identification Number (ITIN) portfolio) and 8% involved 1-4 family home equity lines of credit.

As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced elevated levels of net charge offs. A large percentage of our loan portfolio is secured by commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, and therefore repayment of these loans is often dependent on the cash flow of the borrower which may be unpredictable. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge offs and increases in the ALLL, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Monitoring and servicing our ITIN residential mortgage loans could prove more costly and time consuming than previously modeled.

In April 2009, we completed a loan “swap” transaction, whereby we exchanged, without recourse, certain nonperforming assets and cash in exchange for a pool of performing ITIN loans with an outstanding balance of approximately $80.4 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. This is our first ITIN loan transaction, and as such, is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of December 31, 2011, the outstanding balance of the ITIN loan pool was $64.8 million.

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

Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest earning assets such as loans and securities, and the interest rates paid on the Bank’s interest bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive.

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

At December 31, 2011, $203.5 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized gain on our available-for-sale securities, net of tax, was $1.5 million.

We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (OCI) (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.

A portion of our equity holdings consist of shares of the FHLB, and are recorded in other assets. As of December 31, 2011, we held stock in the FHLB totaling $6.7 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards.

As of December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings; however, future negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings.

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

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

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

If we are unable to increase our qualified lending above the baseline QSBL the cost of capital to us will increase substantially. Depending on our financial condition at the time, this increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Shares of Series B Preferred Stock will also receive preferential treatment in the event of the liquidation, dissolution or winding up of the Company

We rely heavily on our management team and the loss of key officers may adversely affect operations.

The Company, Bank, and the Mortgage Subsidiary are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Our key officers have extensive experience in the banking industry which is not easily replaced. Business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its consumer customers. The Company very actively recruits for all open positions.

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

We depend, and will continue to depend to a significant extent, on a number of relationships with third party service providers. Specifically, we utilize software and hardware systems for processing, essential web hosting, debit and credit card processing, merchant processing, Internet banking systems and other processing services from third party service providers. If these third party service providers experience difficulties or terminate their services, and we are unable to replace them with other qualified service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

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

We expect volatility in the amount of deposit assessments and corresponding FDIC premiums in the future. As the large number of bank failures depleted the Deposit Insurance Fund during the prior three years, the FDIC continues to revise risk-based deposit insurance assessments as necessary. On February 7, 2011, the FDIC Board of Directors adopted a final rule, which redefines the deposit insurance assessment base as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank); makes changes to assessment rates; implements Dodd-Frank’s Deposit Insurance Fund (DIF) dividend provisions; and revises the risk-based assessment system for all large insured depository institutions (IDIs), generally, those institutions with at least

$10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule. The deposit assessments for smaller banks will range from 2.5 to 45 basis points.

There can be no assurance that the FDIC will not increase premiums or levy additional special assessments, either of which could have a material adverse effect on our results of operations and financial condition.

Shares eligible for future sale could have a dilutive effect.

Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 16,911,495 shares were outstanding as of December 31, 2011. There are 214,580 shares subject to common stock options outstanding with a weighted average exercise price of $8.31 per share.

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the recent volatility and disruption of capital and credit markets.

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

In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that would require a supermajority vote of 66.7% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction would have to equal or exceed the greater of (1) the highest per share price paid by the Interested Shareholder (a) within two years of the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (2) the fair market value of the Common Stock on (a) the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).

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

At December 31, 2011, our subsidiary trusts had outstanding $15.0 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

On September 28, 2011, the Company issued and sold 20,000 shares of Series B Preferred Stock to the Treasury pursuant to the Treasury’s Small Business Lending Fund program.

Accordingly, we are required to pay non-cumulative dividends on the $20.0 million in Series B Preferred Stock. Such dividend rates may vary from 1% per annum to 5% per annum for the second through the tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.

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

Moreover, banks and financial holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. We are also restricted from paying dividends if we have deferred payments of the interest on, or an event of default has occurred with respect to, our trust preferred securities or Series B Preferred Stock. Additionally, terms and conditions of our Series B Preferred Stock place certain restrictions and limitations on our common stock dividends and repurchases of our common stock.

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

At December 31, 2011, time certificates of deposit in excess of $250,000 represented approximately 10% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company monitors activity of volatile liability deposits on a quarterly basis.

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

Mortgage banking revenue can be volatile from quarter to quarter

The Company earns revenue from fees for originating mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue from loan originations. It is also possible that, because of the weak recovery and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall, with a corresponding impact on origination fees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None to report.

ITEM 2. PROPERTIES

The Company’s principal administrative offices and technology center consists of approximately 12,000 square feet of space on property adjacent to the main office at 1901 Churn Creek Road, Redding, California. The Bank’s main office is housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California. The Bank owns the buildings and the 1.25 acres of land on which the buildings are situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations. The Company also leases approximately 3,787 square feet for the location of an additional branch which provides commercial and retail services. This branch is located at 3455 Placer Street, Redding, California. The lease agreement expires on August 21, 2017.

The Company’s Roseville Bank of Commerce is located on the first floor of a three-story building with approximately 8,550 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to a triple net lease expiring on May 31, 2012.

The Company’s Bank of Commerce Mortgage is located at 3130 Crow Canyon Place, San Ramon, California. Bank of Commerce Mortgage occupies 18,064 square feet of space on the third floor of this four-story building. The office space is leased under a non-cancelable operating lease expiring December 31, 2014.

In addition, Bank of Commerce Mortgage has twelve branch leases as of December 31, 2011. All of which are located in California except for two branches located in Colorado. The branch office space is leased on month to month terms and under non-cancelable operating leases with various expirations through August 31, 2013. We believe that the facilities are adequate to meet our current needs and that additional facilities are available to meet future needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

No Disclosure.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company’s common stock is traded is the NASDAQ Global Market. The Company’s common stock is listed under the trading symbol “BOCH”. The following table sets forth the high and low closing sales prices of the Company’s common stock on the NASDAQ Global Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2011	$4.46	$3.80	964,077
June 30, 2011	$4.62	$4.03	1,042,396
September 30, 2011	$4.20	$2.90	1,129,632
December 31, 2011	$3.58	$2.90	1,127,475
March 31, 2010	$5.68	$4.30	1,770,615
June 30, 2010	$5.45	$4.55	1,611,878
September 30, 2010	$4.85	$3.75	930,147
December 31, 2010	$4.25	$3.47	616,925

There were approximately 1,823 shareholders of the Company’s common stock as of December 31, 2011, including those held in street name, and the market price on that date was $3.35 per share.

Dividends

Cash dividends of $0.03 were paid on January 14, 2011, April 8, 2011, July 8, 2011, and October 7, 2011, to shareholders of record as of December 31, 2010, March 31, 2011, July 2, 2011, and September 30, 2011, respectively.

The Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The FRB’s policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010. The following table sets forth the Company’s equity-based compensation plan, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	214,580	$8.31	566,500
Equity compensation plans not approved by security holders	None	None	None

Total	214,580	$8.31	566,500

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

Bank of Commerce Holdings

Five – Year Performance Graph

Stock Performance Graph (1)

SNL Securities LC (C) 2010	(888) 275-2822

(1)	Assumes $100 invested on December 31, 2006, in the Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Sales of Unregistered Securities

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act (transactions by an issuer not involving any public offering).

The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (QSBL) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was consummated. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

No shares were repurchased during 2011.

2011 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Total	—	—	—	—

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years ended December 31, 2011, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report.

In Thousands (Except Ratios and Per Share Data)	2011	2010	2009	2008	2007
Statements of Income
Total Interest Income	$42,685	$43,425	$42,067	$37,690	$41,218
Net Interest Income	34,087	33,023	28,791	21,348	22,012
Provision for Loan Losses	8,991	12,850	9,475	6,520	3,291
Total Noninterest Income	17,770	19,791	10,642	2,623	4,535
Total Noninterest Expense	32,085	30,331	21,000	15,296	15,744
Total Revenues	60,455	63,216	52,709	40,313	45,753
Net Income Attributable to Bank of Commerce Holdings	$7,255	$6,220	$6,005	$2,194	$6,107

Balance Sheets
Total Assets	$940,691	$939,133	$813,406	$774,214	$618,327
Total Gross Portfolio Loans	584,725	600,796	601,439	527,463	494,748
Allowance for Loan and Lease Losses	10,622	12,841	11,207	8,429	8,233
Total Deposits	667,273	648,702	640,464	555,282	473,631
Total Stockholders Equity	$113,590	$103,727	$68,807	$62,578	$46,164

Performance Ratios [1]
Return on Average Assets [2]	0.79%	0.69%	0.75%	0.33%	1.04%
Return on Average Shareholders’ Equity [3]	6.71%	6.50%	9.01%	4.99%	13.39%
Average Equity to Average Assets	11.76%	10.55%	8.28%	8.91%	9.43%
Tier 1 Risk-Based Capital - Holding Company [4]	14.45%	13.74%	12.06%	11.58%	9.97%
Total Risk-Based Capital - Holding Company	15.70%	15.00%	13.31%	12.84%	11.22%
Net Interest Margin [5]	3.97%	4.00%	3.88%	3.56%	4.09%
Average Earning Assets to Total Average Assets	95.99%	93.41%	91.42%	92.86%	93.74%
Nonperforming Assets to Total Assets [6]	2.68%	2.43%	1.92%	2.98%	2.01%
Net Charge Offs to Average Loans	1.85%	1.84%	1.14%	1.22%	—%
Allowance for Loan and Lease Losses to Total Portfolio Loans	1.82%	2.14%	1.86%	1.60%	1.66%
Nonperforming Loans to Allowance for Loan and Lease Losses	202.53%	159.73%	113.50%	239.10%	150.72%
Efficiency Ratio [7]	61.87%	57.43%	52.80%	63.81%	59.31%

Share Data
Average Common Shares Outstanding - basic	16,991	14,951	8,711	8,713	8,858
Average Common Shares Outstanding - diluted	16,991	14,951	8,711	8,724	8,938
Book Value Per Common Share	$5.33	$4.97	$5.72	$5.23	$5.27
Basic Earnings Per Common Share	$0.37	$0.35	$0.58	$0.25	$0.69
Diluted Earnings Per Common Share	$0.37	$0.35	$0.58	$0.25	$0.68
Cash Dividends Per Common Share	$0.12	$0.18	$0.24	$0.32	$0.33

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
[2]	Return on average assets is net income divided by average total assets.
[3]	Return on average equity is net income divided by average shareholders’ equity.
[4]	Regulatory capital ratios are defined in detail in the table on page 58.

[5]	Net interest margin equals net interest income on a tax equivalent basis, divided by average interest earning assets.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2011 and 2010 and results of operations for each of the years in the three-year period ended December 31, 2011 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Overview

Significant items for the year ended December 31, 2011 were as follows:

Capital

•

Redeemed all of the outstanding preferred stock issued to the U.S. Treasury under TARP CPP for an aggregate purchase price of $17.0 million. Also, repurchased the common stock warrant issued to the U.S. Treasury for $125 thousand. This represents full repayment of all TARP obligations.

•

Issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the U.S. Treasury’s Small Business Lending Fund program.

•	Increased our total risk based capital ratio to 15.70% as of December 31, 2011, compared to 15.00% as of December 31, 2010, due to the issuance of Series B Preferred Stock, and moderate earnings.

•

Declared cash dividends of $0.03 per share for each quarter in 2011. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

•	Paid preferred stock dividends of $997.8 thousand in 2011 compared to $850.0 thousand in 2010.

Financial Performance

•

Net earnings per diluted common share were $0.37 in 2011, as compared to $0.35 per diluted common share earned in 2010. The increase in net earnings per diluted common share is principally attributed to reduced provision for loan and lease losses in 2011, partially offset by increased basic and dilutive weighted average shares.

•

Net interest margin, on a tax equivalent basis, decreased to 3.97% in 2011 from 4.00% in 2010. The modest decrease in net interest margin resulted from decreased yields on the loan portfolio and the available-for-sale investment portfolio, partially offset by lower funding costs pertaining to re-pricing of interest bearing deposits and other borrowings. Average earning assets increased to $882.7 million at December 31, 2011 compared to $846.4 million at December 31, 2011. The increase in average earning assets was primarily driven by increases in mortgage backed securities and corporate bonds held in the available-for-sale investment portfolio.

•	We recorded gains of $1.6 million on the sale investment securities in 2011, compared to gains of $2.0 million during 2010.

•	Mortgage banking revenue was $14.3 million in 2011, compared to $14.3 million in 2010. Closed mortgage volume was $770 million during 2011.

•

Total deposits were $667.3 million as of December 31, 2011, an increase of $18.6 million, or 2.87%, as compared to December 31, 2010. The Company’s annualized organic deposit growth rate was 3.78% during 2011.

•

Total consolidated assets were $940.7 million as of December 31, 2011, compared to $939.1 million as of December 31, 2010. Increases in the available-for-sale investment portfolio and loans held-for-sale were offset by decreases in interest bearing due from banks and net portfolio loans.

Credit Quality

•

Nonperforming assets increased to $25.2 million, or 2.68% of total assets, as of December 31, 2011, compared to $22.8 million, or 2.43% of total assets as of December 31, 2010. Nonperforming loans increased $1.0 million to $21.5 million, or 3.68% of total loans, as of December 31, 2011, compared to $20.5 million, or 3.41% of total loans as of December 31, 2010. Nonaccrual loans have been written-down to their estimated net realizable values.

•

Net charge offs were $11.2 million in 2011, or 1.85% of average loans, as compared to net charge offs of $11.2 million or 1.84% of average loans in 2010. The overall trends in credit quality indicators have improved in the current year, which has contributed to a decreased ALLL at December 31, 2011.

•

Provision for loan and lease losses in 2011 was $9.0 million as compared to $12.9 million as of December 31, 2010, representing a $3.9 million decrease. During 2011, provision expense to net charge offs was 80% compared to 115% in 2010 as a result of improvements in credit quality indicators.

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

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer (CEO) and four Board Committees:

•	Loan Committee reviews credit risks and the adequacy of the ALLL.

•	ALCO reviews liquidity and market risks.

•	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities; and

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

Sources of liquid assets consist of the repayments and maturities of loans, selling of loans, short-term money market investments, and cash flows from maturities and sales of available-for-sale securities. Increased liquidity from net loan repayments and increased deposits, were completely offset by pay downs of FHLB advances. Increases in available-for-sale security balances were responsible for the major use of liquidity. The weighted-average life of the available-for-sale security portfolio is 5.18 years.

Liquidity is generated from liabilities through deposit growth and FHLB borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

We have available correspondent banking lines of credit through correspondent relationships totaling approximately $30.0 million and available secured borrowing lines of approximately $85.5 million with the FHLB. In addition, we have a secured borrowing line with the Federal Reserve Bank (FRB), and had $46.1 million in available credit at the FRB. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided through cash flows generated through our operations.

Our liquid assets (cash and amounts due from banks, interest bearing deposits held at other banks, and available-for-sale securities) totaled $251.6 million or 27% of total assets at December 31, 2011, $252.5 million or 27% of total assets at December 31, 2010, and $148.3 million or 18.2% of total assets at December 31, 2009.

The Holding Company could potentially receive dividends from the Bank in 2012. See Note 21 of the Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. We expect that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2012.

Other Borrowings

We actively use FHLB advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2011, the Company had one overnight advance, four advances maturing in less than 1 year, and two longer term advances maturing within three to five years. Five of the advances were fixed rate, and one floated to three month LIBOR plus one basis point. The advances did not contain call or put features. As of December 31, 2011, the Company had $109.0 million in FHLB advances outstanding compared to $141 million at December 31, 2010 and $70.0 million at December 31, 2009.

(Dollars in thousands)	2011	2010	2009
Securities sold under agreements to repurchase with weighted average interest rates of 0.19%, 0.34% and 0.49% at December 31, 2011, 2010 and 2009, respectively	$13,779	$13,548	$9,621
Federal Home Loan Bank borrowings with weighted average interest rates of 0.39%, 0.29% and 0.85% at December 31, 2011, 2010 and 2009, respectively	109,000	141,000	70,000

Total Other Borrowings	$122,779	$154,548	$79,621

(Dollars in thousands)	2011	2010	2009
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$16,688	$18,820	$12,359
Average balance during the year	14,805	12,274	11,006
Weighted average interest rate during year	0.29%	0.42%	0.46%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$141,000	$147,000	$130,000
Average Balance during the year	115,468	112,784	103,319
Weighted average interest rate during year	0.50%	0.56%	1.93%

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

Commercial portfolio credit risk management

Commercial credit risk management begins with an assessment of the credit risk profile of the individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each commercial credit is assigned a risk grade and is subject to approval based on existing credit approval standards. Risk grading is a substantial factor in determining the adequacy of the ALLL.

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

Concentrations of credit risk

The Company grants real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans and leases to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Company’s loan and lease portfolio at December 31, 2011, and 77% at December 31, 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, such as was seen with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Nonperforming assets

Nonperforming assets include nonaccruing loans, loans that are 90 days past due and still accruing interest, and other real estate owned.

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

OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non interest income and non interest expense in the Consolidated Statements of Operations.

Allowance for loan and lease losses

The ALLL represents management’s best estimate of probable losses in the loans and leases portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the allowance for credit losses are reported in the Consolidated Statements of Operations in the provision for loan and lease losses.

We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectability. We evaluate general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration (SBA). We also evaluate concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and nonaccrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items.

Our ALLL is the accumulation of various components that are calculated based upon independent methodologies. All components of the ALLL represent an estimation based on certain observable data that management believes most reflects the underlying credit losses being estimated. Changes in the amount of each component of the ALLL are directionally consistent with changes in the observable data, taking into account the interaction of the components over time.

An essential element of the methodology for determining the ALLL is our credit risk evaluation process, which includes credit risk grading of individual, commercial, construction, commercial real estate, and consumer loans. Loans are assigned credit risk grades based on our assessment of conditions that affect the borrower’s ability to meet its contractual obligations under the loan agreement. That process includes reviewing borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Loans are reviewed on an annual or rotational basis or as management become aware of information affecting the borrower’s ability to fulfill its obligations. Credit risk grades carry a dollar weighted risk percentage.

For individually impaired loans, we measure impairment based on the present value of expected future principal and interest cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When developing the estimate of future cash flows for a loan, we consider all available information reflecting past events and current conditions, including the effect of existing environmental factors. In addition to the ALLL, an allowance for unfunded loan commitments and letters of credit is determined using estimates of the probability of funding and the associated inherent credit risk. This reserve is carried as a liability on the Consolidated Balance Sheets.

We make provisions to the ALLL on a regular basis through charges to operations that are reflected in our Consolidated Statements of Operations as provision expense for loan losses. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular categories of the loan portfolio.

Various regulatory agencies periodically review our ALLL as an integral part of their examination process. Such agencies may require us to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provisions for possible loan losses in future periods. The ALLL should not be interpreted as an indication that charge offs in future periods will occur in the stated amounts or proportions.

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

Securities Portfolio

The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity is carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated OCI, in a separate component of shareholders’ equity. Gain or loss on sale of securities is based on the specific identification method.

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

Management has determined the following five accounting policies to be critical: Valuation of Investments and Impairment of Securities, Allowance for Loan and Lease Losses, Accounting for Income Taxes, Accounting for Derivative Financial Instruments and Hedging Activities, and Accounting for Fair Value Measurements.

Valuation of Investments and Impairment of Securities

At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated OCI (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

When an investment is other-than-temporarily impaired, the Company assesses whether it intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

If the Company intends to sell the security or if it more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of OTTI is recognized in earnings.

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

The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in OCI. Significant judgment is required in the determination of whether OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining and OTTI loss. The Company has designated the ALCO Committee responsible for the other-than-temporary evaluation process.

The ALCO Committee’s assessment of whether OTTI loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook.

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

All of the Company’s outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated OCI. Amounts in accumulated OCI are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

•

Derivative Loan Commitments – The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held-for-sale and its mandatory residential mortgage loan commitments. These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments have not been designated for hedge accounting treatment; accordingly changes in the fair values are reflected in earnings as a component of mortgage banking revenue, net. At December 31, 2011, the Company maintained open forward sales positions of $37.0 million, and mandatory loan commitment rate locks of $55.5 million.

•

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At December 31, 2011, the Company maintained a notional amount of $75 million in rate swap agreements.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, derivatives, and loans held-for-sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, OREO, and goodwill. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 23 of the Consolidated Financial Statements in this document.

Financial Highlights - Results of Operations

The following discussion and analysis provides a comparison of the results of operations for the five years ended December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios

	2011	2010	2009	2008	2007
Profitability
Return on average assets	0.79%	0.69%	0.75%	0.33%	1.04%
Return on average equity	6.71%	6.50%	9.01%	4.99%	13.39%
Average earning assets to total average assets	95.99%	93.41%	91.42%	92.86%	93.74%
Interest Margin
Net interest margin	3.97%	4.00%	3.98%	3.56%	4.09%
Asset Quality
Allowance for loan and lease losses to total loans	1.82%	2.14%	1.86%	1.60%	1.66%
Nonperforming assets to total assets	2.68%	2.43%	1.92%	2.98%	2.01%
Net charge offs to average loans	1.85%	1.84%	1.14%	1.22%	—%
Liquidity
Loans to deposits	95.46%	97.25%	96.38%	93.28%	102.67%
Liquidity ratio	51.85%	41.86%	38.84%	22.56%	18.49%
Capital
Tier 1 risk-based capital - Bank	14.46%	13.34%	11.57%	11.58%	9.97%
Total risk-based capital - Bank	15.71%	14.59%	12.83%	12.84%	11.22%
Efficiency
Efficiency ratio	61.87%	57.43%	52.80%	63.81%	59.31%

The above table represents key financial performance ratios that our Senior Leadership Team monitors on a monthly basis in comparison with Uniform Bank Performance Report peer data. Uniform Bank Performance Reports are available on all FDIC insured financial institutions and are used to measure quality performance to peer groupings and may be obtained online at www.fdic.gov. Management monitors the high-performing sector of the peer group and uses this data to examine strategies of other high-performing financial institutions and to establish the financial performance goals of the Company on an annual basis. These goals are then communicated through budgets, strategies, planning and projections to the Senior Leadership Team for implementation. Results are monitored both to plan and to peer group at the Board of Directors level on a monthly basis.

Balance Sheet

As of December 31, 2011, the Company had total consolidated assets of $940.7 million, total net portfolio loans of $574.1 million, an ALLL of $10.6 million, deposits outstanding of $667.3 million, and stockholders’ equity of $113.6 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of December 31, 2011, the Company maintained cash positions at the FRB and correspondent banks in the amount of $21.4 million. The Company also held certificates of deposits with other financial institutions in the amount of $26.7 million, which the Company considers highly liquid.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as mortgage loan originations when required. Investment securities totaled $203.5 million at December 31, 2011, compared with $189.2 million at December 31, 2010. The $14.3 million, or 7.55% increase reflects net purchase activity relating to the purchases of municipal bonds, corporate securities, and asset backed securities, partially offset by sales activity of mortgage backed securities, U.S Treasuries, and Agencies. During 2011, the Company repositioned the porfolio with the objective of preserving the net interest margin while reducing overall portfolio duration. Accordingly, the Company recorded $1.6 million in realized gains on the sales of securities.

At December 31, 2011, the Company’s net unrealized gain on available-for-sale securities was $1.5 million, compared with $3.2 million net unrealized loss at December 31, 2010. The favorable change in net unrealized gains was primarily due to increases in the fair values of the Company’s municipal bond portfolio, primarily driven by decreases in long term interest rates, partially offset by decreases in the fair values of corporate securities due to widening of market spreads.

Overall, the net portfolio loan balance decreased modestly during 2011 compared to 2010. The Company’s net loan portfolio was $574.1 million at December 31, 2011, compared with $587.9 million at December 31, 2010, a decrease of $13.8 million, or 2.34%. The decrease was primarily driven by net payoffs, and specific charge offs of principal balances.

The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $9.0 million in provisions for loan losses during 2011, compared with $12.9 million during 2010. The Company’s ALLL as a percentage of total portfolio loans was 1.82% and 2.14% as of December 31, 2011 and 2010, respectively.

Net charge offs were $11.2 million during 2011, compared with net charge offs of $11.2 million in 2010. The charge offs were centered in commercial real estate, commercial, construction loans, and 1-4 family residential. Overall, the portfolio is showing some signs of stabilization with lingering weaknesses where the borrower’s business revenue is tied to real estate. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk. The ALLL methodology and adequacy was recently confirmed during a regulatory examination.

Loans held-for-sale, consisting of residential mortgages to be sold in the secondary market, were $64.4 million at December 31, 2011, compared with $43.0 million at December 31, 2010. The increase in loans held-for-sale was principally driven by longer warehouse holding periods compared to the prior year. During the fourth quarter of

2011 a major investor exited the market, resulting in a greater inventory of loans in “warehouse” status. The mortgage subsidiary had closed loan volume of $770.0 million and $904.9 million during 2011 and 2010, respectively.

The Company’s OREO balance at December 31, 2011 was $3.7 million compared to $2.3 million at the same period a year ago. The net increase was primarily driven by the addition of one large commercial real estate property. See Note 8 in the Consolidated Financial Statements incorporated in this report, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company expects additional foreclosure activity for the foreseeable future.

Total deposits as of December 31, 2011 were $667.3 million compared to $648.7 million at December 31, 2010, an increase of 3%. Non maturing core deposits increased by 11%, and the Company experienced 4% organic growth in time deposits. During 2011, the Company strategically reduced non-core brokered certificates of deposits pursuant to an overall organic funding strategy, resulting in a net decrease in total certificates of deposits.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $16.7 million of shares of Senior Non-Cumulative Perpetual Preferred Stock Series A, issued to the Treasury in November 2008 under the U.S. Treasury’s CPP, a part of the Troubled Asset Relief Program. The remainder of the net proceeds were invested by the Company in the Bank as Tier 1 Capital. Accordingly, through the SBLF transaction, including the liquidation of the Series A Preferred Stock, the Company’s increased equity from preferred stock by $3.2 million during 2011.

Sources of Income

We derive our income from two principal sources: (1) net interest income, which is the difference between the interest income we receive on interest earning assets and the interest expense we pay on interest bearing liabilities, and (2) fee income, which includes fees earned on deposit services, income from payroll processing, electronic-based cash management services, mortgage banking income, and merchant credit card processing services.

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are frequently considered asset sensitive, and generally we are affected adversely by declining interest rates. However, in the current interest rate environment, many of our variable rate loans are priced at their floors. As a result, we would not experience an immediate benefit in a rising rate environment.

Net interest income reflects both our net interest margin, which is the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding, and the amount of earning assets we hold. As a result, changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and earnings.

Increases or decreases in interest rates could adversely affect our net interest margin. Although the yield we earn on our assets and funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, and cause our net interest margin to expand or contract. Many of our assets are tied to prime rate, so they may adjust faster in response to changes in interest rates. As a result, when interest rates fall, the yield we earn on our assets may fall faster than our ability to reprice a large portion of our liabilities, causing our net interest margin to contract.

Changes in the slope of the “yield curve,” the spread between short term and long term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short term rates are lower than long term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

We assess our interest rate risk by estimating the effect on our earnings under various simulated scenarios that differ based on assumptions including the direction, magnitude and speed of interest rate changes, and the slope of the yield curve.

There is always the risk that changes in interest rates could reduce our net interest income and earnings in material amounts, especially if actual conditions turn out to be materially different than simulated scenarios. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions which may result in losses or expenses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Through proactive and aggressive management of problem credits, and the maintenance of a relatively healthy net interest margin, the Company has remained profitable during the economic downturn. As such, the Company continues to be well positioned to take advantage of strategic growth opportunities. Net income attributable to Bank of Commerce Holdings was $7.3 million for the year ended December 31, 2011, compared with $6.2 million for the year ended December 31, 2010. Net income available to common stockholders was $6.3 million and $5.3 million for the years ended December 31, 2011 and 2010, respectively. Diluted earnings per share (EPS) were $0.37 and $0.35 for the years ended December 31, 2011 and 2010, respectively.

Return on average assets (ROA) and return on average equity (ROE) for the year ended December 31, 2011 was 0.79% and 6.71%, respectively compared with 0.69% and 6.50% for the same period a year ago. The increase in ROA and ROE compared with the same period a year ago, was primarily driven by lower loan loss provision expense, and decreased interest expense on deposits and borrowings, partially offset by decreased yields in the loan portfolio. The Company continues to experience decreased yields in the loan portfolio due to the combination of, downward rate adjustments of variable rate loans, pay offs of higher yielding loans, and reclassification of existing loans to nonaccrual status.

Nonperforming assets were $25.2 million, or 2.68% of total assets, as of December 31, 2011, compared to $22.8 million, or 2.43% of total assets as of December 31, 2010. Of this amount, as of December 31, 2011, $21.5 million represented nonaccrual loans, $95 thousand represented loans past due greater than 90 days and still accruing interest, and $3.7 million represented OREO. The Company has aggressively charged-down impaired assets to their disposition values, and the assets are expected to be resolved at those levels, absent further declines in market prices.

The provision for loan losses for the year ended December 31, 2011 was $9.0 million, a 30% decrease from the same period a year ago; the decreased loan loss provision reflects general improvement in the loan portfolio, including expected impairment on a prospective basis, and decreased allocations relating to the Company’s ITIN portfolio pursuant to the most recent regulatory examination. The loan portfolio net charge off rate during 2011 was 1.42%, compared to 1.49% during 2010.

Yields on average earning assets decreased 28 basis points to 4.94% compared to 5.22% in 2010. The decline in yield of earning assets was primarily driven by decreased yields in the loan portfolio. The yield on the loan portfolio decreased 25 basis points to 5.69% compared to 5.94% for the year ended December 31, 2010. The largest loan segment decrease in yield is associated with the Company’s ITIN loan portfolio, which had average balances of $67.8 million and $76.6 million for the years ended December 31, 2011 and 2010, respectively.

The yield on this particular pool of loans decreased 108 basis points from 5.63% for the full year 2010, to 4.55% for the full year 2011. Approximately 60% of the loans in this pool are 5/1 adjustable rate mortgages that reset during 2011, and will be resetting annually on their respective anniversary dates

Interest expense on deposits and borrowings declined 29 basis points to 1.23% in 2011, compared to 1.52% for 2010. Interest expense as a percent of average earning assets decreased from 1.23% to 0.97% for the years ended December 31, 2010 and 2011, respectively. Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest earning assets such as loans and securities, and the interest rates paid on the Bank’s interest bearing liabilities such as deposits and borrowings). The decrease in interest expense to average earning assets substantially mitigated the effects of the lower yields realized in the loan portfolio. As a result, the Company was able to maintain a relatively consistent net interest margin of 3.97% for the year ended December 31, 2011, compared to 4.00% for the year ended December 31, 2010.

During 2011, the Company settled the deferred interest rate swap contracts that were transacted in August of 2010, and removed the hedge designation. As a result of the settlement of the deferred interest rate swap contracts, the Company realized $3.0 million in cash proceeds from the counterparty. Management will reclassify the gains realized on the hedge instruments into earnings from OCI, as a reduction of interest expense, in the same periods during which the hedged forecasted transaction affects earnings on the basis it is probable the forecasted transaction will occur. As such, the Company’s margin will benefit from the future reclassifications of these gains by lowering interest expense on FHLB advances. This benefit is expected to begin in March 2012.

During 2011, the Company entered into a series of deferred starting interest rate swap contracts to mitigate a portion of future interest rate risk. The contracts were forward starting with the first leg becoming effective on August 1, 2013. Management designated the deferred interest rate swap contracts as cash flow hedges of interest payments.

The Company continued to pay dividends on common stock during the year ended December 31, 2011. The annual dividend amount per share decreased from $0.18 in 2010 to $0.12 in 2011. The decrease in the dividend rate was executed to preserve capital, while ensuring that dividend payout ratios remain consistent to periods prior to the 2010 common stock offering.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We reported net income of $6.2 million and net income to common shareholders of $5.3 million for the year ended December 31, 2010, representing an increase of approximately $200 thousand or 3.33%, over net income of $6.0 million and net income to common shareholders of $5.1 million for the year ended December 31, 2009. During 2010, our net interest margin increased modestly as the Company funded earning assets with low cost deposits and wholesale borrowings. The downward repricing of wholesale borrowings provided positive benefit to our net interest margin. Consistent with 2009, gains on the sale of securities contributed significantly to our 2010 earnings. In 2010, the Company also benefited from the settlement of the irrevocable loss guarantee (Put Reserve) associated with the ITIN loan portfolio (see Note 28), which increased noninterest income by $1.8 million.

During 2010, we increased provisions for loan and lease losses significantly. Increased provisions were directly attributed to further deterioration in the Commercial and Industrial portfolio and continuing weakness in our real estate portfolio. Our provision for loan and lease losses increased to $12.9 million in 2010 from $9.5 million in 2009. Ongoing credit quality reviews and current appraisals identified impairment within the portfolio and significantly contributed to increased provisions in 2010.

Nonperforming assets as a percentage of total assets increased to 2.43% compared to 1.92% in 2009. The majority of the increase in nonperforming assets was primarily related to the ITIN loan portfolio. The recession with the accompanying depressed residential real estate market continued to stress these assets. Accordingly, management pursued an aggressive and prudent stance in monitoring these credits, and continued to do so in 2011.

Return on average assets (ROA) was 0.69% in 2010 and 0.75% in 2009. Return on average common equity (ROE) was 6.50% in 2010 compared 9.01% in 2009. Diluted EPS for 2010 and 2009 were $0.35 and $0.58, respectively, which reflected a year-over-year decrease of 39.7%. The decrease in diluted EPS was a direct result from the additional common shares outstanding. During 2010, the Company successfully completed a public offering of common stock, whereby issuing 8,280,000 of common stock at $4.25 per share with net equity proceeds of $33.0 million.

Our average total assets increased to $906.1 million in 2010 or 12.7% from $804.2 million in 2009. Total deposits grew by $8.2 million or 1.3% over 2009; the deposit growth was centered in noninterest bearing demand accounts and savings accounts. Total gross loans decreased by $0.6 million or 0.11% over 2009; decreases in the real estate construction portfolio were offset by increases to the home equity line portfolio, the remaining mix remained consistent with 2009. During the first quarter of 2010, the Company purchased a pool of performing home equity revolving and non revolving loans which accounted for the majority of the increase in the home equity portfolio.

The yield on the loan portfolio decreased 30 basis points to 5.78% compared to 6.08% in 2009. Yields on all earning assets decreased 40 basis points to 5.22% compared to 5.62% in 2009. Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest earning assets such as loans and securities, and the interest rates paid on the Bank’s interest bearing liabilities such as deposits and borrowings).

These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are normally considered asset sensitive. However, with the current historically low interest rate environment in 2010, the market rates on many of our variable-rate loans were below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. As such, we were considered liability sensitive in the 100bp to 300bp upward rate shock, and asset sensitive for 400bp upward rate shock. As a result, management anticipated that, in a rising interest rate environment, our net interest income and margin would have been be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

During 2010, the Company entered into a series of deferred starting interest rate swap contracts to mitigate a portion of future interest rate risk. The contracts were forward starting with the first one becoming effective on March 1, 2012. Management designated the deferred interest rate swap contracts as cash flow hedges of interest payments.

Funding costs decreased by 50 basis points to 1.37% compared with 1.87% in 2009, reflecting the current lower interest rate environment.

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for 2011 was $34.1 million, an increase of 1.1 million or 3% over 2010. Net interest income for 2010 was $33.0 million, a increase of $4.2 million or 15% over 2009. The increase in net interest income in 2011 compared to 2010 is attributable to growth in outstanding earning assets, primarily investment securities, and declining funding costs associated with deposits and borrowings. At December 31, 2011 average investment securities were $183.4 million, an increase of $48.7 million or 36.2% over 2010. During 2011, funding costs decreased 29 basis points, while average interest bearing liabilities remained consistent with 2010. The lower funding costs were primarily related to the re-pricing of certificates of deposits and junior subordinated debentures.

Net interest income increased $4.2 million to $33.0 million in 2010 compared to $28.8 million in 2009, which reflects a increase of 15% over 2009. The average balance of total earning assets increased to $846.4 million in 2010 compared to $761.6 million in 2009, which represents an 11% increase over 2009. The increase in net interest income in 2010 compared to 2009 is attributable to growth in outstanding earning assets, primarily in the loan portfolio, and declining funding costs associated with deposits and borrowings. At December 31, 2010, the average balance of the loan portfolio was $640.2 million, an increase of $51.0 million or 8.6% over 2009. The increase in average loan balances was primarily related to the purchase of the ITIN portfolio in April 2009, with an estimated fair value of $80.7 million and weighted average yield of approximately 7%. In 2010, the Company was able to benefit from a full twelve months of ITIN interest income, or an additional $538.6 thousand. Furthermore, the Company recognized an additional $604.4 thousand of interest income from mortgage loans held-for-sale during 2010 compared to 2009, benefiting from the recognition of a full twelve months interest compared to eight months in 2010. During 2010, funding costs decreased 35 basis points, while average interest bearing liabilities increased $27.4 million to $686.2 million, compared to 658.9 million at December 31, 2009. The lower funding costs were primarily related to the re-pricing of certificates of deposits and junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.97% for 2011, a decrease of 3 basis points as compared to the same period a year ago. The year-over-year modest decrease in net interest margin primarily resulted from decreased yield on the loan portfolio as a result of payoffs of higher yielding loans, downward rate adjustments on variable rate loans, and transfers to nonaccrual status, substantially offset by a decrease in interest expense to average earning assets. Interest expense as a percent of average earning assets decreased from 1.23% to 0.97% for the years ended December 31, 2010 and 2011, respectively. The decrease in interest expense to average earning assets substantially mitigated the effects of the lower yields on the Companies loan portfolio. As a result, the Company was able to maintain a relatively consistent net interest margin of 3.97% for the year ended December 31, 2011, compared to 4.00% for the year ended December 31, 2010.

The net interest margin on a fully tax-equivalent basis was 4.00% for 2010, an increase of 12 basis points as compared to the same period in 2009. The year over year increase in net interest margin primarily resulted from lower funding costs associated with the re- pricing of certificates of deposits and junior subordinated debentures, partially offset by lower yields in the loan portfolio, and investment securities. Interest expense as a percent of average earning assets decreased from 1.61% to 1.23% for the years ended December 31, 2009 and 2010, respectively. The year over year decrease in interest expense to average earning assets more than mitigated the effects of the lower yields on the Companies loan portfolio. As a result, net interest margin increased to 4.00% for the year ended December 31, 2009, compared to 3.88% for the year ended December 31, 2010.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2011, 2010 and 2009:

Average Balances, Interest Income/Expense and Yields/Rates Paid

Years Ended December 31,

(Dollars in thousands)	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets
Portfolio loans[1]	$634,949	$36,138	5.69%	$640,213	$38,034	5.94%	$589,336	$36,598	6.21%
Tax-exempt securities[2]	52,467	2,962	5.65%	42,172	2,488	5.90%	28,384	1,712	6.03%
US government securities	19,182	431	2.25%	27,423	617	2.25%	8,606	343	3.99%
Mortgage backed securities	67,052	1,692	2.52%	48,972	1,466	2.99%	53,722	3,107	5.78%
Other securities	44,664	1,635	3.66%	15,702	668	4.25%	17,313	137	0.79%
Interest bearing due from banks	64,399	775	1.20%	70,911	946	1.33%	50,790	686	1.35%
Federal funds sold	—	—	—%	995	2	0.20%	13,438	32	0.24%

Average Earning Assets	$882,713	$43,633	4.94%	$846,388	$44,221	5.22%	$761,589	$42,615	5.60%
Cash & due from banks	2,251			1,781			3,638
Bank premises	9,489			9,814			10,322
Other assets	25,116			48,116			28,662

Average Total Assets	$919,569			$906,099			$804,211

Interest Bearing Liabilities
Interest bearing demand	$157,696	$787	0.50%	$141,983	$968	0.68%	$145,542	1,015	0.70%
Savings deposits	91,876	792	0.86%	76,718	921	1.20%	62,846	963	1.53%
Certificates of deposit	296,034	4,912	1.66%	321,051	6,151	1.92%	317,417	7,628	2.40%
Repurchase agreements	14,805	43	0.29%	12,274	52	0.42%	11,006	51	0.46%
Other borrowings	139,331	2,064	1.48%	134,255	2,310	1.72%	122,057	2,678	2.19%

Average Interest Liabilities	$699,742	$8,598	1.23%	$686,281	$10,402	1.52%	$658,868	$12,335	1.87%
Noninterest bearing demand	100,722			92,433			69,250
Other liabilities	10,997			31,748			9,467
Shareholders’ equity	108,108			95,637			66,626

Average Liabilities and Shareholders’ Equity	$919,569			$906,099			$804,211

Net Interest Income and Net Interest Margin		$35,035	3.97%		$33,819	4.00%		$30,280	3.98%

Interest income on loans includes fee income (expense) of approximately $(136) thousand, $250 thousand, and ($22) thousand for the years ended December 31, 2011, 2010 and 2009 respectively.

[1]

Average nonaccrual loans of $18.7 million, $16.9 million and $10.9 million, and average loans held-for-sale of $37.6 million, $30.6 million and $9.7 million for the years ended 2011,2010, and 2009 are included respectively.

[2]

Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $948, $796 and $548 for the years ended 2011, 2010 and 2009, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2011 compared to 2010 and 2010 compared to 2009. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

Years ended December 31,

(Dollars in thousands)	2011 over 2010			2010 over 2009
	Variance due to Average Volume	Variance due to Average Rate	Total	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$(300)	$(1,596)	$(1,896)	$2,786	$(1,350)	$1,436
Tax-exempt securities[1]	581	(107)	474	795	(19)	776
US government securities	(185)	(1)	(186)	386	(112)	274
Mortgage backed securities	456	(230)	226	(517)	(1,124)	(1,641)
Other securities	1,060	(93)	967	193	338	531
Interest bearing due from banks	(78)	(93)	(171)	200	60	260
Federal funds sold	—	(2)	(2)	(26)	(4)	(30)

Total Increase (Decrease)	1,534	(2,122)	(588)	3,817	(2,211)	1,606
(Decrease) Increase
In Interest Expense:
Interest bearing demand	78	(259)	(181)	(30)	(17)	(47)
Savings accounts	131	(260)	(129)	114	(156)	(42)
Certificates of deposit	(415)	(824)	(1,239)	(317)	(1,160)	(1,477)
Repurchase agreements	7	(16)	(9)	4	(3)	1
Other borrowings	75	(321)	(246)	100	(468)	(368)

Total Increase (Decrease)	(124)	(1,680)	(1,804)	(129)	(1,804)	(1,933)

Net Increase (Decrease)	$1,658	$(442)	$1,216	$3,946	$(407)	$3,539

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

Noninterest Income

Noninterest income in 2011 was $17.8 million, a decrease of $2.0 million, or 10%, compared to 2010. Noninterest income in 2010 was $19.8 million, an increase of $9.1 million, or 86%, compared to 2009. The following table presents the key components of noninterest income for years ended December 31, 2011, 2010 and 2009:

(Dollars in thousands)	Years Ended December 31,
	2011 Compared to 2010				2010 Compared to 2009
	2011	2010	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$192	$260	$(68)	-26%	$260	$390	$(130)	-33%
Payroll and benefit processing fees	458	448	10	2%	448	452	(4)	-1%
Earnings on cash surrender value – Bank owned life insurance	465	438	27	6%	438	418	20	5%
Gain (loss) on investment securities, net	1,550	1,981	(431)	-22%	1,981	2,438	(457)	-19%
Net gain transfer of financial assets	—	—	—	—%	—	341	(341)	-100%
Gain on settlement of put reserve	—	1,750	(1,750)	-100%	1,750	—	1,750	+100%
Merchant credit card service income, net	376	235	141	60%	235	297	(62)	-21%
Mortgage banking revenue, net	14,255	14,328	(73)	-1%	14,328	5,919	8,409	142%
Other income	474	351	123	35%	351	387	(36)	-9%

Total noninterest income	$17,770	$19,791	$(2,021)	-10%	$19,791	$10,642	$9,149	86%

For the years ended 2011 and 2010, we recorded service charges on deposit accounts of $192 thousand and $260 thousand, respectively. The decrease in service charges was primarily attributable to the discontinuance of the Overdraft Privilege product, and decreased analysis fees charged to our customers.

We recorded earnings on cash surrender value – Bank owned life insurance of $465 thousand and $438 thousand for the years ended 2011 and 2010, respectively. The increased income was primarily attributable to one time accrual adjustments, and the purchase of an additional policy.

Gains on the sale of investment securities decreased $431 thousand to $1.6 million for the year ended 2011, compared to $2.0 million for the year ended 2010. Although there were increased sales activities in 2011, due to market conditions the Company was not able to recognize the amount of gains recorded in 2010. The overall portfolio objective in 2011 was to reposition the portfolio to preserve the net interest margin and shorten overall portfolio duration.

In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; at termination the Company received $1.8 million in cash which was recognized as a gain on settlement, and returned $300 thousand in cash to the seller from the deposit account.

The put reserve was part of the April 17, 2009 loan swap transaction in which the Company purchased a pool of ITIN residential mortgages in exchange for a combination of certain nonperforming loans and cash. The put reserve was an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s Consolidated Balance Sheets. At the end of the term of this loss guarantee, the Company was required to return the cash deposit to the seller to the extent not used to fund losses in the ITIN portfolio. During the period from March 2010 to September 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching the settlement with the seller to eliminate the loss guarantee arrangement.

We recorded merchant credit card service income of $376 thousand and $235 thousand for the years ended 2011 and 2010, respectively. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, merchant credit card income increased by 60% from the same period a year ago.

Mortgage banking revenue is primarily derived from net origination fees on residential mortgage loans and net revenue derived from the sale of mortgage loans to financial institutions. Mortgage banking revenue includes gain on sale of loans, net commissions paid to brokers, mortgage loan origination fees, and direct mortgage loan costs. Loan origination fees and net commissions paid to brokers are recorded as income when the loans are sold. Mortgage banking revenue during 2011 and 2010 remained consistent on a year over year basis, as the Company benefited during both years from increased origination volume, due to the historically low interest rate environment. We recorded $19.2 million and $18.8 million in gains on sale of mortgage loans for the years ended 2011 and 2010, respectively. Closed loan volume was $770.0 million and $904.9 million for the years ended 2011 and 2010, respectively.

The major components of other income are fees earned on ATM, online banking services, wire transfers and FHLB dividends. Marginal increases were recognized in all of these categories during 2011 compared to 2010.

Noninterest Expense

Noninterest expense for 2011 was $32.2 million, an increase of $1.9 million or 6% compared to 2010. Noninterest expense for 2010 was $30.3 million, an increase of $9.3 million or 44% compared to 2009. The following table presents the key elements of noninterest expense for the years ended December 31, 2011, 2010 and 2009.

(Dollars in thousands)	Years Ended December 31,
	2011 Compared to 2010				2010 Compared to 2009
	2011	2010	Change Amount	Change Percent	2010	2009	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$18,789	$15,700	$3,089	20%	$15,700	$10,882	$4,818	44%
Occupancy & equipment expense	2,971	3,660	(689)	-19%	3,660	3,408	252	7%
Write down of other real estate owned	557	1,571	(1,014)	-65%	1,571	161	1,410	876%
Federal Deposit Insurance Corporation insurance premium	1,319	1,016	303	30%	1,016	1,274	(258)	-20%
Data processing fees	389	270	119	44%	270	282	(12)	-4%
Professional service fees	2,268	1,726	542	31%	1,726	820	906	110%
Deferred compensation expense	533	493	40	8%	493	478	15	3%
Stationery & supplies	269	258	11	4%	258	185	73	39%
Postage	184	198	(14)	-7%	198	147	51	35%
Directors’ expenses	276	266	10	4%	266	299	(33)	-11%
Goodwill impairment	—	32	(32)	-100%	32	—	32	—%
Other expenses	4,671	5,141	(470)	-9%	5,141	3,064	2,077	68%

Total noninterest expense	$32,226	$30,331	$1,895	6%	$30,331	$21,000	$9,331	44%

Salaries and related benefits expense for 2011 was $18.8 million, an increase of $3.1 million or 20% compared to 2010. During the second quarter of 2011, our mortgage banking subsidiary transitioned existing loan officers from a commission based compensation plan to a salary based compensation plan, which resulted in increased salary expense. Prior to the transition, commission expenses were recorded in net mortgage banking revenues. In addition, both the mortgage subsidiary and the Bank increased accrued employee cash rewards based on the Company meeting various strategic objectives.

Salaries and related benefits expense for 2010 was $15.7 million, an increase of $4.8 million or 44% compared to 2009. The increase is primarily due to the timing of the purchase of an equity interest in the Simonich Corporation. During 2010, the Company consolidated an additional $4.6 million, or a full twelve months, in related salaries and benefits of the mortgage services subsidiary, compared to a consolidation of seven months of this expense during 2009. In addition, in 2010, Mortgage Services transitioned existing independent contractors to FTE’s, and increased staff due to growth in general operations.

Occupancy and equipment expense for 2011 was $3.0 million, a decrease of $689 thousand or 19% compared to 2010. The decrease in this expense is primarily driven by decreased rent expense, network infrastructure expense, and reclassifications of certain expenses. The mortgage subsidiary incurred $109 thousand and $379 thousand in network infrastructure expense for 2011 and 2010, respectively. The decrease in these expenses were primarily driven by decrease in ongoing operational efficiency objectives. In addition, during November 2010 the Bank had one lease expire which was associated with a closed branch, resulting in decreased rent expense during 2011. During 2011, the mortgage subsidiary reclassified certain banking software license expenses to net mortgage banking revenue, resulting in a $111 thousand year over year decrease in this classification.

The slowdown in the housing industry and the commercial real estate market, which has continued to detrimentally affect our residential real estate portfolio and commercial real estate portfolio, has led to a continued elevated level of foreclosures on real estate related properties, and movement of the properties into OREO. Through 2011, declines in the market values of these properties after foreclosure have resulted in additional losses on the sale of the properties or by valuation adjustments. As a result, during 2011, the Company incurred impairments of OREO of $557 thousand, a decrease of $1.0 million or 65% compared to 2010.

During 2010, significant impairment charges primarily related to a specific commercial lot were deemed necessary, resulting in a substantial write down of the property’s carrying value. During the fourth quarter of 2010, the lot was sold to an independent third party, resulting in an $11 thousand gain on sale. The impairment charges in 2011 occurred from the write down of two commercial properties, whose carrying values were written down to appraised values less selling costs.

The decrease in FDIC assessments in 2010 resulted from the one-time $2.0 million special assessment incurred in the second quarter of 2009, imposed in the second quarter of 2009 by the FDIC in efforts to rebuild the Deposit Insurance Fund, partially offset by the industry wide increase in the assessment rate and deposit growth. The increase in FDIC assessment expense in 2011 compared to 2010 resulted from the industry-wide increase in assessment rates and changes in the FDIC’s deposit insurance assessments methodology for determining premiums, and prepayment true-up adjustments. Additional discussion on FDIC insurance assessments is provided in Item 1 above, under the heading Federal Deposit Insurance Premiums.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for 2011 were $2.3 million, an increase of $542 thousand or 31% compared to 2010. The increase in professional fees was primarily driven by increased consulting fees related to network infrastructure, and increased legal fees related to mortgage loan officer compensation reform, both of which were recognized by the mortgage subsidiary. These expenses were partially offset by decreased consulting fees recognized by the Bank, as a result of decreased specialized credit quality reviews.

Professional service fees for 2010 were $1.7 million, an increase of $906 thousand or 110% compared to 2009. During 2010 the Bank increased the solicitation of outside professionals to conduct portfolio specific credit quality reviews pertaining to the Bank’s ITIN loan portfolio. In addition, the Bank increased the engagements of legal counsel as a result of increased monitoring of the Bank’s nonperforming loans.

Other expenses for 2011 were $4.7 million, a decrease of $470 thousand or 9% compared to 2010. The decrease in other expenses is primarily related to decreased loan losses recognized by the mortgage subsidiary, partially offset by increased losses on sale of OREO recorded by the Bank. During 2010, loan losses recognized by mortgage subsidiary were $1.2 million compared to $0 during 2011. During 2011, the Bank sold twenty-five OREO properties for a net loss of $662 thousand, compared to the sale of nine OREO properties for a net loss of $126 thousand during 2010.

Other expenses for 2010 totaled $5.1 million, an increase of $2.1 million or 68% compared to 2009. The increase is primarily due to increased credit administration expenses including appraisal expense associated with the Company’s real estate loan portfolio, prior period tax expenses, and overall increased activities associated with the mortgage subsidiary’s general operations. Furthermore, due to the timing of the purchase of the Simonich Corporation, the Company consolidated a full twelve months of mortgage subsidiary other expenses during 2010 compared to a full seven months during 2009. Other expenses recorded by Mortgage Services include expenses for business travel, telephone, insurance and licensing fees.

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The principal difference between statutory tax rates and our effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. We continue to participate in a California Affordable Housing project which affords federal and state tax credits. Increases and decreases in the provision for taxes reflect changes in our income before taxes.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Income tax provision (benefit)	$2,836	$3,159	$2,690
Effective tax rate	26.65%	32.79%	30.02%

Noncontrolling interests are presented in the Consolidated Statement of Operations such that net income includes income and income tax expense from both the Company and our noncontrolling interests in the mortgage subsidiary, collectively the consolidated entity. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

The Income tax provision for 2011 was $2.8 million, a decrease of $323 thousand or 10% compared to 2010. The effective tax rate for the Company during 2011 was 26.65% compared to 32.79% for 2010. The decrease in income tax provision and effective tax rate was primarily driven by income tax benefits realized from the mortgage subsidiary. During 2011, the mortgage subsidiary recognized a reduction in provision for income tax previously accrued of approximately $393 thousand. During 2010, the Company did not consider the benefit of the state tax deduction when deriving the federal tax provision. As such, this benefit was recognized during the first quarter of 2011.

Available-for-sale securities

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate and a portion of credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

Investment securities totaled a fair value of $203.5 million at December 31, 2011, compared with a fair value of $189.2 million at December 31, 2010. The $14.3 million, or 7.55% increase primarily reflected net purchase activity relating to municipal bonds, corporate securities, and other asset backed securities, partially offset by net sales activity relating to mortgage backed securities, and U.S Treasuries and Agencies securities. During 2011, the Company repositioned the portfolio with the objective of shortening duration, while maintaining yield as much as possible. Accordingly, the Company recorded $1.6 million in realized gains on sales of securities.

The following table presents the available-for-sale investment securities portfolio by major type as of December 31 for each of the last three years:

(Dollars in thousands)	2011	2010	2009
U.S. government & agencies	$—	$26,331	$18,601
Obligations of state and political subdivisions	77,326	64,151	32,646
Mortgage backed securities and collateralized mortgage obligations	60,610	65,247	28,815
Corporate securities	40,820	28,957	—
Other asset backed securities	24,768	4,549	—

	$203,524	$189,235	$80,062

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2011:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of state and political subdivisions	$231	2.01%	$7,098	2.52%	$16,935	3.22%	$50,180	3.94%	$74,444	3.63%
Mortgage backed securities and collateralized mortgage obligations	3,567	3.01%	41,853	2.31%	10,260	3.71%	4,480	2.26%	60,160	2.52%
Corporate securities	6,087	3.70%	24,207	3.17%	8,250	3.45%	3,981	5.82%	42,525	3.55%
Other asset backed securities	—	—%	902	2.39%	738	0.40%	23,210	3.03%	24,850	2.93%

Total	$9,885	3.41%	$74,060	2.61%	$36,183	3.36%	$81,851	3.68%	$201,979	3.22%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Loans and Portfolio Concentration

We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, Shasta, and Tehama counties in California, and the location of the Bank’s four full service branches, specifically identified as Northern California. We manage our credit risk through diversification of our loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California; repayment is expected from the borrower’s business cash flows or cash flows from real estate investments.

Total gross portfolio loans outstanding at December 31, 2011 were $584.7 million, a decrease of $16.1 million when compared to the same period a year ago. The decrease in the overall gross loan portfolio was primarily driven by lower loan originations coupled with payoffs of existing construction loans, partially offset by increased commercial loans primarily from increased SBA loan originations. The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Dollars in thousands)	As of December 31,
	2011	%	2010	%	2009	%	2008	%	2007	%
Commercial	$138,411	24%	$130,579	22%	$132,271	22%	$140,927	27%	$157,296	32%
Real estate – construction loans	26,064	4%	41,327	7%	59,524	10%	100,676	19%	125,355	25%
Real estate – commercial (investor)	219,864	38%	215,697	36%	209,226	35%	165,444	31%	133,698	27%
Real estate – commercial (owner occupied)	65,885	11%	68,055	11%	72,870	12%	71,953	14%	48,504	10%
Real estate – ITIN loans	64,833	11%	70,585	12%	78,439	13%	—	—%	—	—%
Real estate – mortgage	19,679	3%	19,299	3%	20,337	3%	21,332	4%	10,787	2%
Real estate – equity lines	44,445	8%	48,178	8%	23,530	4%	20,975	4%	14,481	3%
Consumer	5,283	1%	6,775	1%	4,991	1%	6,064	1%	4,528	1%
Other	224	—%	301	—%	251	—%	92	—%	99	—%

Gross portfolio loans	$584,688	100%	$600,796	100%	$601,439	100%	$527,463	100%	$494,748	100%
Less:
Deferred loan fees, net	(37)		90		209		87		232
Allowance for loan and lease losses	10,622		12,841		11,207		8,429		8,233

Net portfolio loans	$574,103		$587,865		$590,023		$518,947		$486,283

The following table provides a breakdown of our real estate construction portfolio as of December 31, 2011:

(Dollars in thousands)
Loan Type	Balance	% of gross loan portfolio
Commercial real estate – construction	$10,844	2%
Commercial lots	11,406	2%
1-4 family subdivision loans	1,750	—%
1-4 family individual residential lots	2,064	—%
1-4 family construction speculative	—	—%

Total Real estate-construction	$26,064	4%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of December 31, 2011, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$60,471	$55,627	$22,313	$138,411
Real estate - construction loans	10,210	15,375	479	26,064
Real estate - commercial (investor)	24,251	74,642	120,971	219,864
Real estate - commercial (owner occupied)	3,489	13,739	48,657	65,885
Real estate - ITIN loans	—	—	64,833	64,833
Real estate - mortgage	309	5,373	13,997	19,679
Real estate - equity lines	1,116	5,602	37,727	44,445
Consumer	2,213	2,269	801	5,283
Other	—	224	—	224

Gross portfolio loans	$102,059	$172,851	$309,778	$584,688

Loans due after one year with:
Fixed rates		$58,828	$85,792	$144,620
Variable rates		114,023	223,986	338,009

Total		$172,851	$309,778	$482,629

Mortgages held-for-sale

Mortgages held-for-sale are not classified within the net portfolio loans in the table above. Mortgages held-for-sale are generated through two pipelines: (1) Bank of Commerce Mortgage and (2) the Bank’s mortgage loan early purchase program with Bank of Commerce Mortgage. In both cases, our majority owned subsidiary Bank of Commerce Mortgage originates residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. In scenario (1) above, the loans are funded through a warehouse line of credit with the Bank or other financial institutions, and are accounted for as loans held-for-sale at the Mortgage Subsidiary.

Under scenario (2) above, Bank of Commerce Mortgage has a mortgage loan early purchase program agreement with the Bank. In accordance with the agreement, Bank of Commerce Mortgage has agreed to sell the Bank undivided participation ownership interests in mortgage loans, without recourse. The Bank then sells the mortgage loans to other investors in the secondary mortgage market. The maximum amount of loans the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2011 and 2010 Bank of Commerce Mortgage had sold the Bank a participation interest in loans amounting to $44.6 million and $29.3 million, respectively, which were not resold by the Bank.

All mortgage loans originated through either pipeline represent loans collateralized by 1-4 family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors including the servicing rights. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.

Mortgages held-for-sale are either carried at fair value or at the lower of cost or market. Mortgage loans carried at fair value represent certain loans that the Company has elected to utilize the fair value option. These represent mandatory loans that were not locked forward with an investor at the time of borrower lock commitment (mandatory rate locks). These loans are to be sold to investors subject to mandatory forward sales agreements. Fair value adjustments are made for the difference between the estimated fair value of the mandatory loans (committed price) and the cost basis of these loans, and are recorded in mortgage banking revenue under the caption noninterest income in the Consolidated Statements of Operations. Direct loan origination costs and fees are deferred at origination of the loan and are recognized upon the sale of the loan in mortgage banking revenue, under the caption noninterest income in the Consolidated Statements of Operations. As of December 31, 2011, the Company had $15.6 million in mortgage loans that were carried at a fair value of $16.1 million.

For those loans carried at lower of cost or market, cost generally approximates fair value, given the short duration of these assets. Gains and losses on sales of these loans are recorded in mortgage banking revenue, under the caption of noninterest income in the Consolidated Statements of Operations. Direct loan origination costs and fees are deferred at origination of the loan and are recognized upon the sale of the loan in mortgage banking revenue, under the caption of noninterest income in the Consolidated Statements of Operations. Servicing rights associated with the mortgage loans are generally sold. As of December 31, 2011, the Company had $48.3 million in mortgages that were held-for-sale and carried at lower of cost or market.

Asset Quality

Nonperforming Assets

While the company’s loan portfolio is well diversified, a significant portion of the borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company. Furthermore, declining real estate values negatively impact holdings of OREO as well.

Continuing deterioration of the California real estate market has had an adverse effect on the Company’s business, financial condition and results of operations. The continued slowdown in residential development and construction markets has led to an elevated level of nonperforming loans resulting in elevated provisions to the ALLL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given our current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

We manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Roundtable Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Our loan portfolio continues to be impacted by the anemic economic recovery, and continued significant weaknesses in our local real estate markets. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $21.5 million or 3.68% of total portfolio loans as of December 31, 2011, as compared to $21.0 million, or 3.41% of total loans, at December 31, 2010. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“other real estate owned”), totaled $25.2 million, or 2.68% of total assets as of December 31, 2011 compared with $22.8 million, or 2.43% of total assets as of December 31, 2010.

A loan is considered impaired when based on current information and events; we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.

Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Credit Roundtable Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

Loans are classified as nonaccrual when collection of principal or interest is doubtful; generally these are loans that are past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for nonaccrual status. Loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

The Company practices one exception to the 90 days past due policy for nonaccruals when assessing credit quality relating to the pool of home equity loans and lines purchased from a private equity firm, the Arrow loans. Loans in this pool are charged off when they become 90 days past due. These loans are considered unsecured, and management believes at the point of 90 days past due, they become uncollectable for all principal and interest.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property. In addition, we update appraisals on OREO property six to twelve months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on a) updated appraisals received during the period, or b) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at December 31, 2011 totaled $3.7 million and consisted of 25 properties.

The following table summarizes our nonperforming assets as of December 31 for each of the last five years:

(Dollars in thousands)	As of December 31,
	2011	2010	2009	2008	2007
Nonperforming assets
Commercial	$49	$2,302	$237	$2,279	$—
Real estate construction
Commercial real estate construction	—	100	—	9,489	3,304
Residential real estate construction	106	242	849	6,989	9,022

Total real estate construction	106	342	849	16,478	12,326
Real estate mortgage
1-4 family, closed end 1st lien	4,474	1,166	623	1,047	—
1-4 family revolving	353	97	199	350	83
ITIN 1-4 family loan pool	10,332	9,538	—	—	—
Total real estate mortgage	15,159	10,801	822	1,397	83
Commercial real estate	6,104	7,066	5,759	—	—

Total nonaccrual loans	21,418	20,511	7,667	20,154	12,409
90 days past due and still accruing	95	—	5,052	—	—

Total nonperforming loans	21,513	20,511	12,719	20,154	12,409
Other real estate owned	3,731	2,288	2,880	2,934	—

Total nonperforming assets	$25,244	$22,799	$15,599	$23,088	$12,409

Nonperforming loans to total loans	3.68%	3.41%	2.12%	3.82%	2.51%
Nonperforming assets to total assets	2.68%	2.43%	1.92%	2.98%	2.01%

As of December 31, 2011, nonperforming assets of $25.2 million have been written down by 29%, or $10.3 million, from their original balance of $35.6 million.

The Company is continually performing extensive reviews of our commercial real estate portfolio, including stress testing. These reviews are being performed on both our non owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. The stress testing has been performed to determine the effect of rising cap rates, interest rates, and vacancy rates, on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 30, 2011, the Company had $1.4 million in ALLL allocations against this pool or 9.77% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. However, as of December 31, 2011, the put reserve was depleted.

The put reserve was considered an irrevocable first loss guarantee from the seller that provided the Company the right to put back delinquent home equity loans to the seller that were 90 days or more delinquent, up to an aggregate amount of $1.5 million. The guarantee is backed by a seller cash deposit with the Company that is restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s Consolidated Balance Sheets. At the end of the term of the loss guarantee, on March 11, 2013, the Company would have been required to return the unused cash deposit to the seller. As such, management no longer considers the put reserve in estimating probable losses in the home equity portfolio.

The ITIN loans represent a purchased pool of residential mortgage loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

As part of the original ITIN loan transaction, we obtained an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s Consolidated Balance Sheets. At the end of the term of this loss guarantee, the Company was required to return the cash deposit to the seller to the extent not used to fund losses in the ITIN portfolio.

The Company accounted for the loans returned to the seller under the loss guarantee by derecognizing the loan, debiting cash and derecognizing the deposit liability. During the period from March 2010 to August 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching a settlement with the seller to eliminate the loss guarantee arrangement. At the date of settlement, August 2010, the Company received $1.8 million in cash and returned $300 thousand in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee as of December 31, 2011.

During 2010, in conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALLL against the ITIN portfolio. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in the ALLL related to the ITIN loans was necessary. Immediately subsequent to the termination of the irrevocable loss guarantee, the following factors were considered in determining the specific ALLL allocation to the ITIN portfolio:

•	Increasing delinquencies – 20% of the portfolio was delinquent 30 days or more as of December 31, 2010.

•	Servicer modification efforts were generally extending beyond a typical timeframe.

•	Mortgage insurance – A small number of mortgage insurance claims were denied and management was not able to identify a trend regarding any potential future denials.

•	Sale of OREO – An emerging trend in the lengthening disposition of ITIN OREO had developed, including the potential for decreased recoveries and consequently increased net charge offs.

•	Lack of loss guaranty due to settlement.

As of December 31, 2011, and December 31, 2010, the specific ITIN ALLL allocation represented approximately 2.65% and 4.05% of the total outstanding principal, respectively. During the Company’s most recent regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. Accordingly, with regulatory approval, management reduced the ITIN allowance allocation. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low with a current historical run rate of 3%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. In addition, the Company has experienced a 4.0% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

•	Delinquency rate of 21% over the life of the portfolio.

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 20%, which is well below the national re-default rate of 56%[1].

As of December 31, 2011, impaired loans totaled $39.8 million, of which $21.4 million were in nonaccrual status. Of the total impaired loans, $13.2 million or one hundred and fifty-one were ITIN loans with an average balance of approximately $87 thousand. The remaining impaired loans consist of one commercial loan, three construction loans, thirteen commercial real estate loans, thirteen residential mortgages and eight home equity loans.

Loans are reported as troubled debt restructurings (TDR) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At December 31, 2011 and December 31, 2010, impaired loans of $17.9 million and $12.7 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2011. As of December 31, 2011, there were $7.6 million of ITINs which were classified as TDRs, of which $4.7 million were on nonaccrual status.

As of December 31, 2011, the Company had $31.3 million in TDRs compared to $24.6 million as of December 31, 2010. As of December 31, 2011, the Company had one hundred and fifteen restructured loans that qualified as TDRs, of which eighty-one were performing according to their restructured terms. TDRs represented 5.35% of gross portfolio loans as of December 31, 2011, compared with 4.10% at December 31, 2010.

[1]	Federal Reserve Bank of New York Staff Reports, no. 417, December 2009; revised August 2010

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs for each of the last five years:

(Dollars in thousands)	As of December 31,
	2011	2010	2009	2008	2007
Troubled debt restructurings
Nonaccrual	$13,418	$11,977	$4,937	$11,035	$—
Accruing	17,883	12,668	5,730	—	—

Total troubled debt restructurings	$31,301	$24,645	$10,667	$11,035	$—
Percentage of gross portfolio loans	5.35%	4.10%	1.77%	2.09%	—%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $10.6 million and $12.8 million at December 31, 2011 and 2010, respectively. The decrease in the ALLL as of December 31, 2011 as compared to prior year is principally attributable to net charge offs exceeding provisions for loan and lease losses for the year. There were a number of factors that contributed to the decreased provisions, including improved credit quality indicators, regulatory, aggressive dispositions, and charge offs of impairment.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Beginning balance	$12,841	$11,207	$8,429	$8,233	$4,904
Provision for loan loss charged to expense	8,991	12,850	9,475	6,520	3,291
Loans charged off	(12,483)	(12,089)	(6,871)	(6,329)	—
Loan loss recoveries	1,273	873	174	5	38

Ending balance	$10,622	$12,841	$11,207	$8,429	$8,233
Gross portfolio loans outstanding at period end	$584,688	$600,796	$601,439	$527,463	$494,748
Ratio of allowance for loan and lease losses to total loans	1.82%	2.14%	1.86%	1.60%	1.66%
Nonaccrual loans at period end:
Commercial	$49	$2,302	$237	$2,279	$—
Construction	106	342	849	16,478	12,326
Commercial real estate	6,104	7,066	5,759	—	—
Residential real estate	14,806	10,704	623	1,047	—
Home equity	353	97	199	350	83

Total nonaccrual loans	$21,418	$20,511	$7,667	$20,154	$12,409
Accruing troubled-debt restructured loans
Construction	$—	$2,804	$2,219	$—	$—
Commercial real estate	14,590	3,621	3,511	—	—
Residential real estate	2,870	6,243	—	—	—
Home equity	423	—	—	—	—

Total accruing restructured loans	$17,883	$12,668	$5,730	$—	$—
All other accruing impaired loans	472	737	—	—	1,576

Total impaired loans	$39,773	$33,916	$13,397	$20,154	$13,985

Allowance for loan and lease losses to nonaccrual loans at period end	49.59%	62.61%	146.17%	41.82%	66.35%
Nonaccrual loans to total loans	3.66%	3.41%	1.27%	3.82%	2.51%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, within the proceeding three years, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At December 31, 2011, the recorded investment in loans classified as impaired totaled $39.8 million, with a corresponding valuation allowance (included in the ALLL) of $2.4 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2010, the total recorded investment in impaired loans was $33.9 million, with a corresponding valuation allowance (included in the ALLL) of $1.4 million.

On a year-over-year basis, our total charge offs remained consistent. The majority of loan charge offs in the current year relate to real estate related credits. In the current year we experienced decreased charge offs in commercial loans and to lesser extent residential loans, partially offset by increased charge offs in commercial real estate loans. These charge offs were largely driven by economic conditions coupled with falling real estate values in our markets. The majority of all charge offs taken in the current year relate to borrowers that were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependent businesses.

The following table sets forth the allocation of the allowance for loan and lease losses:

(Dollars in thousands)	As of December 31,
	2011		2010		2009		2008		2007
	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$2,773	26%	$4,185	33%	$5,306	47%	$3,249	39%	$1,946	24%
Commercial real estate:
Construction	617	6%	$1,271	10%	1,188	11%	1,913	23%	4,627	56%
Other	3,179	30%	$2,629	20%	2,347	21%	2,225	26%	1,295	16%
Residential:
1-4 family	2,040	19%	2,930	23%	1,206	11%	—	—%	—	—%
Home equities	1,650	16%	1,631	13%	853	8%	692	8%	213	3%
Consumer	33	—%	46	—%	35	—%	42	—%	41	—%
Unallocated	330	3%	149	1%	272	2%	308	4%	111	1%

Total allowance for loan and lease losses	$10,622	100%	$12,841	100%	$11,207	100%	$8,429	100%	$8,233	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2011, the unallocated allowance amount represented 4% of the ALLL, compared to 1% at December 31, 2010. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

Deposits

Total deposits were $667.3 million at December 31, 2011, an increase of $18.6 million, or 3%, as compared to year-end 2010. The annualized organic deposit growth rate was 4%, and non maturing core deposits increased 11% year-over-year. During 2011, the Company strategically reduced noncore brokered certificates of deposits pursuant to an overall organic funding strategy, resulting in a net decrease in time deposits.

Of the total change in deposit balances during the current year, deposits from consumers and businesses increased $23.9 million, and deposits from public entities increased $1.5 million, partially offset by $6.8 million in maturing brokered time deposits. Despite the increased competitive pressures to build deposits in light of the current recessionary economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in Note 11 of the Notes to Consolidated Financial Statements in this document.

The following table presents the deposit balances by major category as of December 31:

	2011		2010
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing	$116,193	17%	$91,025	14%
Interest bearing demand	179,597	27%	162,258	25%
Savings	89,012	13%	83,652	13%
Time, $100,000 or greater	214,284	32%	233,690	36%
Time, less than $100,000	68,187	11%	78,077	12%

Total	$667,273	100%	$648,702	100%

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

	Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
NOW accounts	$39,882	0.46%	$38,843	0.58%	$58,437	0.51%
Savings	91,876	0.86%	76,718	1.20%	62,846	1.53%
Money market accounts	117,814	0.51%	103,140	0.72%	87,105	0.84%
Certificates of deposit	296,034	1.66%	321,051	1.92%	317,417	2.40%

Interest bearing deposits	545,606	1.19%	539,752	1.49%	525,805	1.83%
Noninterest bearing deposits	100,722		92,433		69,250

Average total deposits	$646,328		$632,185		$595,055

Average other borrowings	$154,136	0.84%	$146,529	0.93%	$133,063	2.06%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2011:

Deposit Maturity Schedule

(Dollars in thousands)	2011
Maturing in:
Three months or less	$51,017
Three through six months	36,351
Six through twelve months	47,697
Over twelve months	79,219

Total	$214,284

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At December 31, 2011 and December 31, 2010, the Company’s CDARS balances totaled $17.2 million and $17.0 million, respectively. Of these totals, at December 31, 2011 and December 31, 2010, $15.4 million and $15.4 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

On November 21, 2008, the FDIC approved the final ruling establishing the TAGP as part of the TLGP. Under this program, all noninterest bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extends to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, is in addition to and separate from the additional coverage announced under EESA. On August 26, 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. On June 22, 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. We elected to participate in the TAGP program through the extended period.

The Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW) beginning December 31, 2010 for a period of two years. The TAGP component of the program, which allowed for unlimited deposit insurance for all noninterest bearing deposits and low interest NOW accounts, expired on December 31, 2010. Also, the Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

Junior Subordinate Debentures

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

The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The effective interest rate at December 31, 2011 was 3.70%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 on or after September 15, 2010. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at December 31, 2011 was 2.13%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate which resets on a quarterly basis to three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters. The Notes are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. The Notes mature on September 15, 2035, and may be redeemed at the Company’s option at any. The Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

Although the Notes will be recorded as a liability on the Company’s Consolidated Balance Sheets, for regulatory purposes, the Notes are presently treated as Tier 1 under rulings of the Federal Reserve Board, the Company’s primary federal regulatory agency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of December 31, 2011.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of December 31, 2011, are presented in the table.

(Dollars in thousands) December 31, 2010	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$123,012	13.52%	n/a	4.00%
Tier 1 Risk-Based	123,012	14.45%	n/a	4.00%
Total Risk-Based	133,661	15.70%	n/a	8.00%

The Bank
Leverage	$116,823	12.96%	5.00%	4.00%
Tier 1 Risk-Based	116,823	14.46%	6.00%	4.00%
Total Risk-Based	126,933	15.71%	10.00%	8.00%

Total shareholders’ equity at December 31, 2011 was $113.6 million, an increase of $9.9 million, or 9.5%, from December 31, 2010. The increase in shareholders’ equity during 2011 was principally due to the $2.9 million in net proceeds from issuance of Senior Non-Cumulative Preferred Stock, Series B and earnings net of dividend payouts.

Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Cumulative Perpetual Preferred Stock Series A, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17 million.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provides for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. Pursuant to the Securities Purchase Agreement, the Treasury Department agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of common stock in an underwritten public offering (“Offering”). The net proceeds from the Offering were to be used for general corporate purposes, including contributing additional capital to the Bank, supporting ongoing and future anticipated growth, which may include opportunistic acquisitions of whole financial institutions or branches of financial institutions.

On March 29, 2010, the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.

On April 14, 2010, the Company announced that the underwriters of the Offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The over-allotment option was granted in connection with the Company’s Offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. Pursuant to the Offering the Company incurred $460 thousand of capitalized Offering costs that were directly related to the issuance of the common stock.

With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the Offering of approximately $33.0 million, after deducting the underwriting discount and Offering expenses. The exercise of the over- allotment option brought the total number of shares of common stock sold by the Company in the Offering to 8,280,000.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $16.7 million of shares of the Series A Preferred Stock, issued to the Treasury in November 2008 under the U.S. Treasury’s Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program. The remainder of the net proceeds was invested by the Company in the Bank as Tier 1 Capital.

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

On October 21, 2011, the Company repurchased and retired the common stock warrant issued to the U.S. Treasury pursuant to the TARP CPP, for $125 thousand. Together with the Company’s redemption in September 2011 of the entire amount of Series A Preferred Stock issued to the U.S. Treasury, represents full repayment of all TARP obligations.

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

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be held in treasury. There is no guarantee as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice.

During 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. The payment of cash dividends is subject to regulatory limitations as described under the Dividend Restrictions section of Part I of this report.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2011, 2010 and 2009:

Cash dividends and Payout Ratios per Common Share

	2011	2010	2009
Dividends declared per common share	$0.12	$0.18	$0.24
Dividend payout ratio	32%	51%	41%

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

Some of our directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of business during 2011 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in our opinion did not involve more than a normal risk of collectability or present other unfavorable features.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2011 and 2010:

(Dollars in thousands)	Years Ended December 31,
	2011	2010
Balance at beginning of year	$9,228	$9,469
New loan additions	2,309	1,248
Advances on existing lines of credit	27,145	15,704
Principal repayments	(29,263)	(17,017)
Reclassification	—	(176)

Balance at end of year	$9,419	$9,228

Impact of Inflation

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2011 on the financial statements have not been material.

Off-Balance Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 19 of the Notes to Consolidated Financial Statements in this document.

Future Contractual Obligations

As of December 31, 2011:

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2011, and maturing as indicated:

(Dollars in thousands)	Less than One Year	1 -3 Years	3 – 5 Years	More than 5 Years	Indeterminate Maturity (1)	Total
Deposits	$183,341	$84,395	$14,701	$34	$384,802	$667,273
Federal Home Loan Bank borrowings	84,000	15,000	10,000	—	—	109,000
Preferred stock – Series B	—	—	20,000	—	—	20,000
Junior subordinated debentures (2)	—	—	—	15,465	—	15,465
Repurchase agreements	13,779	—	—	—	—	13,779
Operating lease obligations	957	1,641	855	1,841	—	5,294

Total	$282,077	$101,036	$45,556	$17,340	$384,802	$830,811

(1)	Represents interest bearing and noninterest bearing checking, money market, savings accounts.
(2)	Represents the issued amount of all junior subordinated debentures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our Asset Liability Management (ALM) process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the ALM process.

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

The Board of Directors has overall responsibility for our interest rate risk management policies. We have an ALCO Committee which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The internal ALCO Roundtable group maintains a net interest income forecast using different rate scenarios via a simulation model. This group updates the net interest income forecast for changing assumptions and differing outlooks based on economic and market conditions.

The simulation model used includes measures of the expected re-pricing characteristics of administered rate (NOW, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 400 to - 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.

The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) re-pricing opportunities for earning assets and interest bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Additionally, the bank uses short-term FHLB borrowings to fund the short term financing needs of our mortgage loan division. As such, we are currently considered liability sensitive in the 100bp to 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2011, indicate the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 400 basis point declines in the federal funds rate was $448,324, $780,998, $1,024,692 and $1,063,394 respectively. At December 31, 2010, the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 400 basis point decline in the federal funds rate was $156,137, $1,224,031, $1,941,061 and $2,133,823 respectively.

The Federal Reserve currently has the federal funds rate targeted between zero to twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2011, indicate the estimated annualized decrease in net interest income attributable to a 100, 200, 300, and 400 basis point increases in the federal funds rate was $1,327,381, $2,111,853, $2,439,636 and $2,632,287 respectively.

The model utilized by management to create the analysis described in the preceding paragraphs uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

The following table sets forth the most recent model results relating to the distribution of re-pricing opportunities for the Bank’s earning assets and interest bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest earning assets and interest bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

	Gap Analysis
(Dollars in thousands)	Within 3 Months	3 Months to One Year	One Year to Five Years	Over Five Years	Total
Interest Earning Assets
Available-for-sale securities	$27,748	$21,691	$67,208	$86,877	$203,524
Other investments	21,925	599	22,733	—	45,257
Loans, gross	202,796	141,907	236,216	66,681	647,600

Total Interest Earning Assets	$252,469	$164,197	$326,157	$153,558	$896,381

Interest Bearing Liabilities
Demand – interest bearing	$179,597	$—	$—	$—	$179,597
Savings accounts	89,012	—	—	—	89,012
Certificates of deposit	65,173	118,469	98,829	—	282,471
Other borrowings	125,844	10,000	10,000	—	145,844

Total Interest Bearing Liabilities	$459,626	$128,469	$108,829	$—	$696,924
Gap in dollars	$(207,157)	$35,728	$217,328	$153,558	$199,457
Cumulative gap in dollars	$(207,157)	$(171,429)	$45,899	$199,457
As a percentage of earning assets:
Gap Ratio	0.55	1.28	3.00	n/a	1.29
Cumulative gap ratio	0.55	0.71	1.07	1.29
Gap as % of earning assets	-23.11%	3.99%	24.25%	17.14%	22.25%
Cumulative gap as % of earning assets	-23.11%	-19.12%	5.12%	22.26%

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

Our approach to managing interest rate risk may include the use of derivatives, including interest rate swaps, caps and floors. This helps to minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities and cash flows caused by interest rate volatility. This approach involves an off-balance sheet instrument with the same characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by income or loss on the derivatives linked to the hedged assets and liabilities. For a cash flow hedge, the change in the fair value of the derivative to the extent that it is effective is recorded through OCI.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bank of Commerce Holdings

We have audited the accompanying Consolidated Balance Sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Shareholders’ Equity, Comprehensive Income (Loss), and Cash Flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America.

Also in our opinion, Bank of Commerce Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California

March 9, 2012

March 9, 2012

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

Management has assessed the Company’s internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2011. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that the Company complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2011.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Patrick J. Moty
Patrick J. Moty, President and Chief Executive Officer

/s/ Samuel D. Jimenez
Samuel D. Jimenez, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands)	2011	2010
ASSETS
Cash and due from banks	$21,442	$23,786
Interest bearing due from banks	26,676	39,470

Total cash and cash equivalents	48,118	63,256
Securities available-for-sale, at fair value	203,524	189,235
Portfolio loans	584,725	600,706
Allowance for loan and lease losses	(10,622)	(12,841)

Net loans	574,103	587,865
Mortgage loans held-for-sale, at fair value	16,092	—
Mortgage loans held-for-sale, at lower of cost or fair value	48,276	43,358
Bank premises and equipment, net	9,752	9,697
Goodwill and other intangibles	3,833	3,695
Other real estate owned	3,731	2,288
Other assets	33,262	39,739

TOTAL ASSETS	$940,691	$939,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$116,193	$91,025
Demand - interest bearing	179,597	162,258
Savings accounts	89,012	83,652
Certificates of deposit	282,471	311,767

Total deposits	667,273	648,702
Securities sold under agreements to repurchase	13,779	13,548
Federal Home Loan Bank borrowings	109,000	141,000
Mortgage warehouse lines of credit	7,600	4,983
Junior subordinated debentures	15,465	15,465
Other liabilities	13,984	11,708

Total Liabilities	827,101	835,406
COMMITMENTS AND CONTINGENICES (NOTE 19)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2011and none in 2010	19,931	—
Preferred stock, no par value, 2,000,000 shares authorized: Series A (liquidation preference $1,000 per share) issued and outstanding: none in 2011 and 17,000 in 2010	—	16,731
Common stock , no par value, 50,000,000 shares authorized; issued and outstanding: 16,991,495 in 2011 and 2010	43,115	42,755
Common stock warrant	—	449
Retained earnings	45,671	41,722
Accumulated other comprehensive income (loss), net of tax	1,745	(509)

Total Equity – Bank of Commerce Holdings	110,462	101,148
Noncontrolling interest in subsidiary	3,128	2,579

Total Stockholders’ Equity	113,590	103,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$940,691	$939,133

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

(Dollar Amounts in thousands)	2011	2010	2009
Interest income:
Interest and fees on loans	$36,138	$38,034	$36,598
Interest on tax-exempt securities	2,014	1,692	1,164
Interest on U.S. government securities	2,123	2,083	3,450
Interest on federal funds sold and securities purchased under agreement to resell	—	2	32
Interest on other securities	2,410	1,614	823

Total interest income	42,685	43,425	42,067

Interest expense:
Interest on demand deposits	787	968	1,015
Interest on savings deposits	792	921	963
Interest on certificates of deposit	4,912	6,151	7,628
Interest on securities sold under repurchase agreements	43	52	51
Interest on Federal Home loan Bank borrowings	579	626	1,990
Interest on other borrowings	1,485	1,684	1,629

Total interest expense	8,598	10,402	13,276

Net interest income	34,087	33,023	28,791
Provision for loan and lease losses	8,991	12,850	9,475

Net interest income after provision for loan and lease losses	25,096	20,173	19,316

Noninterest income:
Service charges on deposit accounts	192	260	390
Payroll and benefit processing fees	458	448	452
Earnings on cash surrender value – Bank owned life insurance	465	438	418
Gain (loss) on investment securities, net	1,550	1,981	2,438
Net gain on transfer of financial assets	—	—	341
Gain on settlement of put reserve	—	1,750	—
Merchant credit card service income, net	376	235	297
Mortgage banking revenue, net	14,255	14,328	5,919
Other income	474	351	387

Total noninterest income	17,770	19,791	10,642

Noninterest expense:
Salaries and related benefits	18,789	15,700	10,882
Occupancy and equipment expense	2,971	3,660	3,408
Write down of other real estate owned	557	1,571	161
Federal Deposit Insurance Corporation insurance premium	1,319	1,016	1,274
Data processing fees	389	270	282
Professional service fees	2,268	1,726	820
Deferred compensation expense	533	493	478
Stationery and supplies	269	258	185
Postage	184	198	147
Directors’ expenses	276	266	299
Goodwill impairment	—	32	—
Other expenses	4,671	5,141	3,064

Total noninterest expense	32,226	30,331	21,000

Income before provision for income taxes	10,640	9,633	8,958
Provision for income taxes	2,836	3,159	2,690

Net income	7,804	6,474	6,268

Less: Net income attributable to noncontrolling interest	549	254	263
Net income attributable to Bank of Commerce Holdings	$7,255	$6,220	$6,005

Less: Preferred dividend and accretion on preferred stock	943	940	942

Income available to common shareholders	$6,312	$5,280	$5,063

Basic earnings per share	$0.37	$0.35	$0.58
Weighted average shares – basic	16,991	14,951	8,711
Diluted earnings per share	$0.37	$0.35	$0.58
Weighted average shares – diluted	16,991	14,951	8,711

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2009	$16,551	$449	8,711	$9,650	$36,009	$(81)	$62,578	$—	$62,578
Net Income					6,005		6,005	263	6,268
Other comprehensive income, net of tax						739	739		739

Comprehensive income							6,744		7,007
Accretion on preferred stock	90				(67)		23		23
Preferred stock dividend					(852)		(852)		(852)
Common cash dividend ($0.24 per share)					(2,091)		(2,091)		(2,091)
Compensation expense associated with stock options				80			80		80
Fair value of noncontrolling interest								2,062	2,062

Balance at December 31, 2009	$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807

BALANCE AT JANUARY 1, 2010	$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807
Net Income					6,220		6,220	254	6,474
Other comprehensive income, net of tax						(1,167)	(1,167)		(1,167)

Comprehensive income							5,053		5,307
Accretion on preferred stock	90				(90)		—		—
Preferred stock dividend					(850)		(850)		(850)
Common cash dividend ($0.18 per share)					(2,562)		(2,562)		(2,562)
Compensation expense associated with stock options				54			54		54
Issuance of new shares, net of issuance costs ($4.25 per share)			8,280	32,971			32,971		32,971

Balance at December 31, 2010	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727

BALANCE AT JANUARY 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income					7,255		7,255	549	7,804
Other comprehensive income, net of tax						2,254	2,254		2,254

Comprehensive income							9,509		10,058
Redemption Series A preferred stock	(17,000)						(17,000)		(17,000)
Accretion on Series A preferred stock	269				(269)		—		—
Issuance of Series B preferred stock, net	19,931						19,931		19,931
Preferred stock dividend					(998)		(998)		(998)
Common stock warrants repurchased and retired		(449)		324			(125)		(125)
Common cash dividend ($0.03 per share)					(2,039)		(2,039)		(2,039)
Compensation expense associated with stock options				36			36		36

Balance at December 31, 2011	$19,931	$—	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)	2011	2010	2009
Net income	$7,804	$6,474	$6,268
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	6,130	(2,342)	3,693
Reclassification adjustments for net gains realized in earnings, net of tax	(804)	(1,166)	(1,434)
Income tax (expense) benefit related to unrealized gains (losses)	(2,521)	964	(1,520)

Net change in unrealized gains (losses)	2,805	(2,544)	739
Derivatives:
Net unrealized (losses) gains arising during the period	(938)	2,340	—
Reclassification adjustment for net losses (gains) realized in earnings, net of tax	—	—	—
Income tax benefit (expense) related to unrealized gains (losses)	387	(963)	—

Net change in unrealized (losses) gains	(551)	1,377	—

Other comprehensive income, net of tax	10,058	5,307	7,007
Less: Other comprehensive income noncontrolling interest	549	254	263

Other comprehensive income - Bank of Commerce Holdings	$9,509	$5,053	$6,744

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$7,804	$6,474	$6,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,991	12,850	9,475
Provision for depreciation and amortization	897	959	1,222
Goodwill impairment	—	32	—
Compensation expense associated with stock options	36	54	80
Gain on sale of mortgage loans	(19,169)	(18,827)	(5,834)
Gross proceeds from sales of loans held-for-sale, carried at cost	526,525	783,579	455,114
Gross proceeds from sales of loans held-for-sale, carried at fair value	149,933	—	—
Gross originations of loans held-for-sale, carried at cost	(483,927)	(780,459)	(445,269)
Gross originations of loans held-for-sale, carried at fair value	(194,372)	—	—
Gain on sale of securities available-for-sale	(1,550)	(1,981)	(2,438)
Amortization of investment premiums and accretion of discounts, net	1,290	492	(227)
Gain on settlement of put reserve	—	(1,750)	—
Loss (gain) on sale of other real estate owned	662	126	(20)
Write down of other real estate owned	557	1,571	161
Gain on transfer of financial assets	—	—	(341)
Loss (gain) on sale of fixed assets	2	(1)	1
Decrease (increase) in deferred income taxes	729	(1,538)	(1,159)
Increase in cash surrender value of bank owned life policies	(772)	(372)	(1,564)
Decrease (increase) in other assets	2,469	(4,263)	(4,250)
Increase in deferred compensation	518	433	449
(Decrease) increase in deferred loan fees	(127)	(119)	122
Increase (decrease) in other liabilities	(103)	9,406	(485)

Net cash provided by operating activities	393	6,666	11,305

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	36,776	58,978	32,699
Proceeds from sale of available-for-sale securities	104,276	79,680	78,773
Purchases of available-for-sale securities	(150,311)	(250,665)	(55,928)
Purchases of ITIN loan portfolio	—	—	(66,694)
Purchases of home equity loan portfolio	—	(14,801)	—
Loan originations, net of principal repayments	(134)	(332)	(33,334)
Purchase of premises and equipment, net	(958)	(676)	(374)
Proceeds on sale of fixed assets		1	—
Proceeds from the sale of other real estate owned	2,371	3,454	315
Proceeds from the termination of interest rate swaps	3,000	—	—
Cash acquired in acquisition, net of cash consideration paid	—	—	265

Net cash used in investing activities	(4,980)	(124,361)	(44,278)

See accompanying notes to financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)	2011	2010	2009
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	47,867	38,260	7,680
Net (decrease) increase in certificates of deposit	(29,296)	(30,022)	77,502
Net increase (decrease) in securities sold under agreements to repurchase	231	3,927	(4,233)
Advances on term debt	638,617	752,000	475,140
Repayment of term debt	(668,000)	(681,000)	(536,950)
Cash dividends paid on common stock	(2,039)	(2,575)	(2,265)
Cash dividends paid on preferred stock	(737)	(850)	(852)
Net proceeds from the issuance of Series B, preferred stock	2,931	—	—
Net proceeds from the issuance of common stock	—	32,971	—
Repurchase of common stock warrants	(125)	—	—

Net cash (used in) provided by financing activities	(10,551)	112,711	16,022

Net (decrease) cash and cash equivalents	(15,138)	(4,984)	(16,951)
Cash and cash equivalents at beginning of year	63,256	68,240	85,191

Cash and cash equivalents at end of year	$48,118	$63,256	$68,240

Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,366	$3,711	$3,496
Interest	$8,698	$9,505	$12,415
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$5,033	$4,559	$402
Changes in unrealized gain (loss) on investment securities available-for-sale	$4,767	$(4,323)	$1,255
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(1,962)	1,779	(516)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$2,805	$(2,544)	$739
Changes in unrealized (loss) gain on derivatives	$(938)	$2,340	$—
Changes in deferred tax asset related to changes in unrealized loss on derivatives	387	(963)	—

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(551)	$1,377	$—
Accretion of preferred stock, Series A	$269	$90	$90
Redemption of preferred stock, Series A	$(17,000)	$—	$—
Issuance of preferred stock, Series B	$20,000	$—	$—
Acquisition at fair value:
Assets Acquired	$—	$—	$14,857
Liabilities Assumed	$—	$—	$14,057

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (BHC) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of CommerceTM and Roseville Bank of Commercetm, a division of Redding Bank of Commerce. The Holding Company’s majority owned subsidiary is Bank of Commerce Mortgage (the “Mortgage Company”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Financial Institutions (CDFI) and the Federal Deposit Insurance Corporation (FDIC). Substantially all of the Company’s activities are carried out through the Bank and the Mortgage Company. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding, and Roseville, California.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, and Tehama, California. The Company considers Northern California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest bearing NOW, savings and money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services, and electronic banking activities. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including SBA loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), the valuation of goodwill and other real estate, and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income and earnings per share (EPS).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank, and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2011, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”) . As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2011 for potential recognition or disclosure.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks, including interest bearing deposits in correspondent banks, and the Federal Reserve Bank (FRB), federal funds sold and securities purchased under agreements to resell. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.

Investment Securities – Debt securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.

Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income (OCI) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (OTTI) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. The Company did not recognize any impairment losses for the years ended December 31, 2011, 2010 and 2009.

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI,

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security.

Loans – Loans are stated at the principal amounts outstanding, net of deferred loan fees, deferred loan costs, and the ALLL. Interest on commercial, installment and real estate loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized over the contractual life of the loans as an adjustment of their yield. A loan is impaired when, based on current information and events, management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.

Impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired.

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

The purchase of the home equity loan pool included a put option allowing the Bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. At 90 days past due a loan in this pool will be sold back to the private equity firm for the outstanding principal balance, unless a workout plan has been put in place with the borrower. Regarding this specific loan pool, subsequent to the termination of the put reserve, the Bank will charge off any loans that go more than 90 days past due. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that at the time these loans become 90 days past due, it is likely that the Company will not collect the remaining principal balance on the loan.

Allowance for Loan and Lease Losses – ALLL is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Reserve for Unfunded Commitments – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates.

These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loan commitments previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the Consolidated Balance Sheets.

Mortgages Loans Held-for-Sale – The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, originates residential mortgage loans within Bank of Commerce’s footprint and on a nationwide basis. Mortgage loans represent loans collateralized by one-to four family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (“Fannie Mae” (FNMA), “Freddie Mac” (FHLMC), and “Ginnie Mae” (GNMA)) and to third party investors including the servicing rights.

The Company elected the Fair Value Option pursuant to FASB ASC 825, Financial Instruments, to measure mortgage loans held-for-sale originated subsequent to January 1, 2011 and placed into a mandatory take out commitment at fair value. Under this option, unrealized gains and losses on loans for which the Fair Value Option has been elected are recorded in mortgage banking revenue, net. Additionally, fees and costs associated with loans for which the Fair Value Option is elected are recognized as earned and expensed as incurred, rather than deferred. These fees and costs are also recorded in mortgage banking revenue, net.

To determine fair value, management generally uses quoted market prices from sources in the principal market where the Company expects to sell the loans. If quoted market prices are unavailable, fair value is estimated based on other relevant factors, such as prices of similar instruments, dealer price quotations and valuation models intended to reflect the amounts that would be received from a third party.

Mortgage loans held-for-sale which have not been placed under a mandatory take out commitment are carried at the lower of aggregate cost or fair value. Cost generally consists of unpaid principal balances and net deferred loan origination fees or costs. Loan origination fees and costs are deferred, and not amortized, during the period the loans are held-for-sale and are included in other assets in the Consolidated Balance Sheets. Any losses incurred on mortgage loans held-for-sale are recorded on the Consolidated Statements of Operations in mortgage banking revenue, net. Transfers of loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to purchase them before their maturity.

The Company will accrue interest on loans held-for-sale until they are more than 30 days past due at which point they are placed on nonaccrual status. Payments received on nonaccrual loans are recorded as interest income when received. At December 31, 2011 and 2010, there were no loans held-for-sale past due greater than 30 days. Loans held-for-sale consists primarily of first trust deed mortgages on single-family residential properties located throughout California.

Refer to Note 23 in these Consolidated Financial Statements for more information on fair value measurements.

Property and Equipment – Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Goodwill and Other Intangibles – The Company evaluates the carrying value of goodwill during the second quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Other Real Estate Owned – Other real estate owned (OREO) represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

Subsequent valuation adjustments are recognized within net loss of OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the Consolidated Statements of Operations. In some instances, the Bank may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes – Income taxes reported in the financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

Derivative Financial Instruments and Hedging Activities – We use derivative instruments for risk management purposes. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivatives instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we generally report derivative financial instruments in the Consolidated Balance Sheets on a gross basis. However, in certain instances we report our position on a net basis where we have asset and liability derivative positions with a single counterparty, we have a legally enforceable right of offset, and we intend to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 20 of these Consolidated Financial Statements.

At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We formally document all relationships between hedging instruments and hedged items and risk management objectives for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated OCI, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in OCI, a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings.

The previously recognized net derivative gain or loss for a net investment hedge continues to remain in accumulated OCI until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.

Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as hedges under GAAP are reported in current period earnings.

Derivative Loan Commitments – Bank of Commerce Mortgage enters into forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held-for-sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held-for-sale and the related forward delivery contracts are considered derivatives. The Company recognizes these loan derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings, as appropriate. Mandatory held-for-sale loan commitments are not accounted for as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, and the Company reports changes in fair values of its derivatives in current period net income.

The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. Management has identified two primary business segments: Commercial Banking and Mortgage Brokerage Services.

Share Based Payments – The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock to eligible employees and directors. The 2010 Equity Incentive Plan (“the Plan”) was approved by the Company’s shareholders on May 15, 2010. A total of 620 thousand shares of the Company’s common stock are reserved for grant under the Plan. At December 31, 2011, 566.5 thousand shares were available for future grants under the Plan.

The Plan provides for awards of incentive and nonqualified stock options and restricted stock in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), restricted stock, or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and for a term of no more than ten years, and generally become exercisable over five years from the date of the grant.

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price, of options exercised during the years ended December 31, 2011, 2010, and 2009 were $0 for each year.

In accordance with FASB ASC 718, Stock Compensation, we recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted.

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2010 and 2009. The Company did not grant any stock options during 2011.

	2011	2010	2009
Volatility	—	58.53%	66.05%
Risk free interest rate	—	1.18%	1.82%
Expected dividends	—	$0.21	$0.30
Annual dividend rate	—	5.80%	4.53%
Assumed forfeiture rate	—	0	0
Expected Life	—	7	7

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

Earnings per Share

Earnings per share (EPS) is an important measure of the Company’s performance for investors and other users of financial statements. Certain securities, such as convertible bonds, preferred stock, and stock options, permit the holders to become common stockholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of EPS figures inherent in the Company’s capital structure, we are required to present a dual presentation of EPS – basic EPS and diluted EPS.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

See Note 24 in these Consolidate Financial Statements for further disclosure regarding EPS.

Advertising Costs – For the years ended December 31, 2011, 2010, and 2009, advertising costs were $370 thousand, $322 thousand, and $265 thousand respectively. Advertising costs were expensed as incurred.

Transfer of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets (or beneficial interests), and (3) the Company does not maintain effective control over the transferred assets or third party beneficial interests through an agreement to repurchase them before their maturity.

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (ITIN) residential mortgage loans. The acquired ITIN loan portfolio was initially recorded at an estimated fair value of $80.7 million. The initial fair value of the ITIN loan portfolio was measured using a Level 3 valuation approach due to the illiquid market for this type of loan portfolio. As a result of the transfer of financial assets and the acquisition of the ITIN loan portfolio, the Company recorded a gain of $340 thousand, which is included as a component of noninterest income on the Consolidated Statements of Operations.

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

At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principal balance of approximately $39,200, a weighted average credit score of 744, a weighted average loan-to-value of 86.44%, and a weighted average yield of 7.76%. Fifty-one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed throughout the United States.

The Company services for others, SBA loans that are sold with a principal balance of $466 thousand, and $556 thousand as of December 31, 2011 and December 31, 2010 respectively. In addition, the Company services for others, a pool of home equity loans with a principal balance of $1.2 million and $475 thousand at December 31, 2011 and December 31, 2010, respectively.

Fair Value Measurements – FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recent Accounting Pronouncements

FASB ASU No. 2011-11, Balance sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.

The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations.

FASB ASU No. 2011-10, Property, Plant, and Equipment (Topic 360) Derecognition of in Substance Real Estate—a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Subtopic 810-10, Consolidation—Overall, requires that a parent deconsolidate a subsidiary if the parent ceases to have a controlling financial interest in the subsidiary (except for a sale of in substance real estate). However, in situations other than a sale of in substance real estate, differing views exist in practice on whether the parent of an in substance real estate subsidiary must satisfy the criteria in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, in order to derecognize the in substance real estate. The objective of this Update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.

This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of this Update is not expected to have a significant effect on the Company’s reported consolidated financial position and results of operations.

FASB ASU No. 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment.

The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements. The objective of this Update is to simplify how entities, both public and nonpublic, test

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the expected impact of the new standard on consolidated reported financial position and results of operations.

FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

All entities that report items of OCI, in any period presented, will be affected by the changes in this Update. Under the amendments to Topic 220, FASB eliminated the option to present components of OCI as part of the statement of changes in stockholders’ equity. In this Update an entity has the option to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of OCI and a total for OCI, along with the total of comprehensive income in that statement. The amendments in this Update do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations.

FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this Update is not expected to have a significant effect on the Company’s reported consolidated financial position and results of operations

FASB ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this Update is not expected to have a significant effect on the Company’s reported consolidated financial position and results of operations.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with two primary correspondents, which totaled $550 thousand at December 31, 2011, and $250 thousand at December 31, 2010. The Company did not maintain any unguaranteed balances at correspondent banks as of December 31, 2011 and 2010.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2011, and December 31, 2010:

	As of December 31, 2011
(Dollars in thousands) Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of state and political subdivisions	$74,444	$2,929	$(47)	$77,326
Residential mortgage backed securities and collateralized mortgage obligations	60,160	669	(219)	60,610
Corporate securities	42,525	102	(1,807)	40,820
Other asset backed securities	24,850	65	(147)	24,768

Total	$201,979	$3,765	$(2,220)	$203,524

	As of December 31, 2010
(Dollars in thousands) Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and agencies	$26,814	$6	$(489)	$26,331
Obligations of state and political subdivisions	67,004	82	(2,935)	64,151
Residential mortgage backed securities and collateralized mortgage obligations	65,052	446	(251)	65,247
Corporate securities	29,019	28	(90)	28,957
Other asset backed securities	4,569	—	(20)	4,549

Total	$192,458	$562	$(3,785)	$189,235

The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2011, are shown below.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$9,885	$9,859
One year through five years	74,060	73,723
Five years through ten years	36,183	36,491
After ten years	81,851	83,451

	$201,979	$203,524

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

As of December 31, 2011, the Company held $52.1 million in securities with safekeeping institutions for pledging purposes. Of this amount, $30.8 million are currently pledged for public funds collateral, collateralized repurchase agreements, Federal Home Loan Bank (FHLB) borrowings, and interest rate swap contracts.

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2011, 2010 and 2009:

	For years ended December 31,
(Dollars in thousands)	2011	2010	2009
Proceeds from sales of securities	$104,276	$79,680	$78,773
Gross realized gains on sales of securities:
U.S. Treasury and agencies	$165	$122	$11
Obligations of state and political subdivisions	527	335	100
Residential mortgage backed securities and collateralized mortgage obligations	713	1,336	2,587
Corporate securities	204	—	—
Other asset backed securities	—	200	—

Total gross realized gains on sales of securities	$1,609	$1,993	$2,698
Gross realized losses on sales of securities
U.S. Treasury and agencies	$(5)	$(12)	$—
Obligations of state and political subdivisions	(4)	—	(31)
Residential mortgage backed securities and collateralized mortgage obligations	(32)	—	(229)
Corporate securities	(12)	—	—
Other asset backed securities	(6)	—	—

Total gross realized losses on sales of securities	$(59)	$(12)	$(260)

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2011, and December 31, 2010. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$5,456	$(44)	$362	$(3)	$5,818	$(47)
Residential mortgage backed securities and collateralized mortgage obligations	19,106	(216)	1,252	(3)	20,358	(219)
Corporate securities	32,514	(1,634)	1,820	(173)	34,334	(1,807)
Other asset backed securities	16,240	(139)	2,304	(8)	18,544	(147)

Total temporarily impaired securities	$73,316	$(2,033)	$5,738	$(187)	$79,054	$(2,220)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$18,829	$(489)	$—	$—	$18,829	$(489)
Obligations of states and political subdivisions	52,414	(2,935)	—	—	52,414	(2,935)
Residential mortgage backed securities and collateralized mortgage obligations	26,477	(251)	—	—	26,477	(251)
Corporate securities	14,494	(90)	—	—	14,494	(90)
Other asset backed securities	4,549	(20)	—	—	4,549	(20)

Total temporarily impaired securities	$116,763	$(3,785)	$—	$—	$116,763	$(3,785)

At December 31, 2011 and December 31, 2010, 68 and 159 securities were in an unrealized loss position, respectively.

The unrealized losses on obligations of political subdivisions and corporate securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and there have been no adverse ratings changes below investment grade since the date of purchase.

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

The majority of the available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2011, are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class and it is not more than not the Company will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2011, and December 31, 2010:

	For the years ended December 31,
(Dollars in thousands)	2011	2010
Commercial	$141,365	$130,579
Real estate – construction loans	24,107	41,327
Real estate – commercial (investor)	219,864	215,697
Real estate – commercial (owner occupied)	64,888	68,055
Real estate – ITIN loans	64,833	70,585
Real estate – mortgage	19,679	19,299
Real estate – equity lines	44,445	48,178
Consumer	5,283	6,775
Other	224	301

Gross portfolio loans	$584,688	$600,796
Less:
Deferred loan fees, net	(37)	90
Allowance for loan and lease losses	10,622	12,841

Net portfolio loans	$574,103	$587,865

Gross loan balances in the table above include net discounts of $87 thousand and $186 thousand as of December 31, 2011, and December 31, 2010, respectively.

Loans are reported as past due when any portion of the principal and interest are not received on the due date. The days past due will continue to increase for each day until full principal and interest are received (i.e. if payment is not received within thirty days of the due date, the loan will be considered thirty days past due; if payment is not received within sixty days of the due date, the loan will be considered sixty days past due, etc). Loans that become ninety days past due may be placed in nonaccrual status.

Age analysis of past due loans, segregated by class of loans, as of December 31, 2011, and December 31, 2010, were as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2011
Commercial	$1,522	$—	$49	$1,571	$136,840	$138,411	$—
Commercial real estate:
Construction	—	—	26	26	26,038	26,064	—
Other	4,165	—	3,688	7,853	277,896	285,749	—
Residential:
1-4 family	7,342	1,084	6,664	15,090	69,422	84,512	75
Home equities	281	68	373	722	43,723	44,445	20
Consumer	5	—	—	5	5,502	5,507	—

Total	$13,315	$1,152	$10,800	$25,267	$559,421	$584,688	$95

December 31, 2010
Commercial	$1,625	$—	$677	$2,302	$128,277	$130,579	$—
Commercial real estate:
Construction	342	—	—	342	40,985	41,327	—
Other	5,168	—	2,520	7,688	276,064	283,752	—
Residential:
1-4 family	7,857	2,404	6,720	16,981	72,903	89,884	—
Home equities	450	—	—	450	47,728	48,178	—
Consumer	19	—	—	19	7,057	7,076	—

Total	$15,461	$2,404	$9,917	$27,782	$573,014	$600,796	$—

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A loan is considered impaired when based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Credit Roundtable Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of December 31, 2011, and December 31, 2010:

	As of December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial real estate:
Construction	106	151	—
Other	4,488	7,500	—
Residential:
1-4 family	8,204	11,745	—
Home equities	353	548	—

Total with no related allowance recorded	$13,151	$19,944	$—
With an allowance recorded:
Commercial	$49	$49	$7
Commercial real estate:
Other	16,679	16,679	1,218
Residential:
1-4 family	9,471	10,106	1,119
Home equities	423	423	46

Total with an allowance recorded	$26,622	$27,257	$2,390
Subtotal:
Commercial	$49	$49	$7
Commercial real estate	$21,273	$24,330	$1,218
Residential	$18,451	$22,822	$1,165

Total impaired loans	$39,773	$47,201	$2,390

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$120	$120	$—
Commercial real estate:
Construction	718	947	—
Other	9,527	12,421	—
Residential:
1-4 family	8,067	9,745	—
Home equities	97	105	—

Total with no related allowance recorded	$18,529	$23,338	$—
With an allowance recorded:
Commercial	$2,182	$5,028	$449
Commercial real estate:
Construction	2,428	3,347	139
Other	1,160	3,022	111
Residential:
1-4 family	8,716	9,298	599
Home equities	901	901	90

Total with an allowance recorded	$15,387	$21,596	$1,388
Subtotal:
Commercial	$2,302	$5,148	$449
Commercial real estate	$13,833	$19,737	$250
Residential	$17,781	$20,049	$689

Total impaired loans	$33,916	$44,934	$1,388

Loans are classified as nonaccrual when collection of principal or interest is doubtful; generally, these are credits that are past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for nonaccrual status. Loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.

The Company practices one exception to the 90 days past due policy for nonaccruals when assessing credit quality relating to the pool of home equity loans and lines purchased from a private equity firm (Arrow loans). Loans in this pool are charged off when they become 90 days past due. These loans are considered unsecured, and management believes at the point of 90 days past due, they become uncollectable for all principal and interest.

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $354 thousand, $501 thousand, and $319 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonaccrual loans, segregated by loan class, were as follows:

	For the years ended December 31,
(Dollars in thousands)	2011	2010
Commercial	$49	$2,302
Commercial real estate:
Construction	106	342
Other	6,104	7,066
Residential:
1-4 family	14,806	10,704
Home equities	353	97
Consumer	—	—

Total	$21,418	$20,511

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,184	$1	$2,977	$—	$380	$—
Commercial real estate:
Construction	1,087	3	4,376	76	6,637	—
Other	17,181	347	10,865	37	5,405	4
Residential:
1-4 family	17,778	163	12,955	108	1,143	—
Home equities	1,262	67	236	—	150	—

Total	$38,492	$581	$31,409	$221	$13,715	$4

Loans are reported as troubled debt restructurings (TDR) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

During 2011, the Company modified fifty-six loans, fifty-three of which pertained to specific interest rate concessions granted to the borrowers, and three pertained to deferral of principal. During 2010, the Company modified eighty-nine loans, of which seventy pertained to specific interest rate concessions, four restructurings pertained to both interest rate concessions and maturity concessions, and fifteen pertained to both interest rate and payment deferral concessions.

At December 31, 2011 and December 31, 2010, impaired loans of $17.9 million and $12.7 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had obligations to lend additional funds on the restructured loans in the amount of $0 and $130 thousand as of December 31, 2011 and December 2010, respectively. As of December 31, 2011, there were $7.6 million of ITINs which were classified as TDRs, of which $4.7 million were on nonaccrual status.

As of December 31, 2011, the Company had $31.3 million in TDRs compared to $24.6 million as of December 31, 2010. As of December 31, 2011, the Company had one hundred and fifteen restructured loans that qualified as TDRs, of which eighty-one were performing according to their restructured terms. TDRs represented 5.35% of gross portfolio loans as of December 31, 2011, compared with 4.10% at December 31, 2010.

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the years ended December 31, 2011, 2010, and 2009.

(Dollars in thousands)	2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	2	$5,390	$5,390
Commercial real estate:
Construction	—	—	—
Other	5	8,309	8,309
Residential:
1-4 family	44	4,792	4,799
Home equities	5	299	303
Consumer	—	—	—

Total	56	$18,790	$18,801

(Dollars in thousands)	2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	2	$3,562	$3,562
Commercial real estate:
Construction	5	931	931
Other	9	5,994	5,994
Residential:
1-4 family	69	9,379	9,379
Home equities	4	215	215
Consumer	—	—	—

Total	89	$20,081	$20,081

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	2009
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Construction	4	12,159	12,159
Other	4	8,319	8,319
Residential:
1-4 family	—	—	—
Home equities	—	—	—
Consumer	—	—	—

Total	8	$20,478	$20,478

The tables below provide information regarding the number of restructured loans that have subsequently defaulted for the years ended December 31, 2011, 2010, and 2009

(Dollars in thousands)	2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial	—	$—
Commercial real estate:
Construction	—	—
Other	—	—
Residential:
1-4 family	5	438
Home equities	1	39
Consumer	—	—

Total	6	$477

(Dollars in thousands)	2010
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial	—	$—
Commercial real estate:
Construction	—	—
Other	—	—
Residential:
1-4 family	10	811
Home equities	—	—
Consumer	—	—

Total	10	$811

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	2009
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial	—	$—
Commercial real estate:
Construction	3	4,346
Other	3	7,790
Residential:
1-4 family	—	—
Home equities	—	—
Consumer	—	—

Total	6	$12,136

The foundation or primary factor in determining the appropriate credit quality indicators is the degree of a debtor’s willingness and ability to perform as agreed. The Company defines a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of principal and interest is likely. The Company defines a nonperforming loan as an impaired loan which may be on nonaccrual, 90 days past due and still accruing, or has been restructured and is not in compliance with its modified terms, and our ultimate collection of principal and interest is uncertain.

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	December 31, 2011
	Performing	Nonperforming	Total
Commercial	$138,362	$49	$138,411
Commercial real estate:
Construction	25,958	106	26,064
Other	279,645	6,104	285,749
Residential:
1-4 family	69,631	14,881	84,512
Home equities	44,072	373	44,445
Consumer	5,507	—	5,507

Total	$563,175	$21,513	$584,688

(Dollars in thousands)	December 31, 2010
	Performing	Nonperforming	Total
Commercial	$128,277	$2,302	$130,579
Commercial real estate:
Construction	40,985	342	41,327
Other	276,686	7,066	283,752
Residential:
1-4 family	79,180	10,704	89,884
Home equities	48,081	97	48,178
Consumer	7,076	—	7,076

Total	$580,285	$20,511	$600,796

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In conjunction with evaluating the performing versus nonperforming nature of the Company’s loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (grade) for each loan class:

Pass Grade - Borrowers classified as Pass Grades specifically demonstrate:

•	Strong Cash Flows – borrower’s cash flows must meet or exceed the Company’s minimum debt service coverage ratio.

•	Collateral Margin – generally, the borrower must have pledged an acceptable collateral class with an adequate collateral margin.

Those borrowers who qualify for unsecured loans must fully demonstrate above average cash flows and strong secondary sources of repayment to mitigate the lack of unpledged collateral.

•

Qualitative Factors – in addition to meeting the Company’s minimum cash flow and collateral requirements, a number of other qualitative factors are also factored into assigning a pass grade including the borrower’s level of leverage (debt to equity), prospects, history and experience in their industry, credit history, and any other relevant factors including a borrower’s character.

Watch Grade - Generally, borrowers classified as Watch exhibit some level of deterioration in one or more of the following:

•

Adequate Cash Flows – borrowers in this category demonstrate adequate cash flows and debt service coverage ratios, but also exhibit one or more less than positive conditions such as declining trends in the level of cash flows, increasing or sole reliance on secondary sources of cash flows, and/or do not meet the Company’s minimum debt service coverage ratio. However, cash flow remains at acceptable levels to meet debt service requirements.

•

Adequate Collateral Margin – the collateral securing the debt remains adequate but also exhibits a declining trend in value or expected volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate to cover the outstanding debt under a liquidation scenario.

•

Qualitative Factors – while the borrower’s cash flow and collateral margin generally remain adequate, one or more quantitative and qualitative factors may also factor into assigning a Watch Grade including the borrower’s level of leverage (debt to equity), deterioration in prospects, limited experience in their industry, newly formed company, overall deterioration in the industry, negative trends or recent events in a borrower’s credit history, deviation from core business, and any other relevant factors.

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

The following represents potential characteristics of a Special Mention Grade but do not necessarily generate automatic reclassification into this loan grade:

•

Adequate Cash Flows – borrowers in this category demonstrate adequate cash flows and debt service coverage ratios, but also reflect adverse trends in operations or continuing financial deterioration that, if it does not stabilize and reverse in a reasonable timeframe, retirement of the debt may be jeopardized.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Qualitative Factors – while the borrower’s cash flow and/or collateral margin continue to deteriorate but generally remain adequate, one or more quantitative and qualitative factors may also be factoring into assigning a Special Mention Grade including inadequate or incomplete loan documentation, perfection of collateral, inadequate credit structure, borrower unable or unwilling to produce current and adequate financial information, and any other relevant factors.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Perfecting liens on additional collateral,

•	Refinancing plans.

Generally, a Doubtful grade does not remain outstanding for a period greater than six months. After six months, the pending events should have either occurred or not occurred. The credit grade should have improved or the principal balance charged against the ALLL.

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of December 31, 2011, and December 31, 2010:

(Dollars in thousands)	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$117,770	$10,186	$4,351	$6,104	$—	$138,411
Commercial real estate:
Construction	16,450	9,508	—	106	—	26,064
Other	229,581	26,572	7,854	21,742	—	285,749
Residential:
1-4 family	65,987	851	—	17,674	—	84,512
Home equities	39,764	2,923	—	1,758	—	44,445
Consumer	4,766	669	—	72	—	5,507

Total	$474,318	$50,709	$12,205	$47,456	$—	$584,688

(Dollars in thousands)	December 31, 2010
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$96,691	$17,100	$2,454	$12,153	$2,181	$130,579
Commercial real estate:
Construction	26,960	8,228	44	5,995	100	41,327
Other	237,086	34,420	1,125	8,401	2,720	283,752
Residential:
1-4 family	70,267	1,235	1,030	17,352	—	89,884
Home equities	26,208	3,193	11,735	6,141	901	48,178
Consumer	6,544	362	73	97	—	7,076

Total	$463,756	$64,538	$16,461	$50,139	$5,902	$600,796

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of December 31, 2011, and December 31, 2010:

	As of December 31, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,980)	(5,228)	(46)	(4,229)	—	(12,483)
Recoveries	94	100	4	1,075	—	1,273
Provision	1,474	5,024	29	2,283	181	8,991

Ending balance	$2,773	$3,796	$33	$3,690	$330	$10,622

Ending balance: individually evaluated for impairment	$7	$1,218	$—	$1,165	$—	$2,390
Ending balance: collectively evaluated for impairment	$2,766	$2,578	$33	$2,525	$330	$8,232
Financing receivables:
Ending balance	$138,411	$311,813	$5,507	$128,957	$—	$584,688
Ending balance individually evaluated for impairment	$49	$21,273	$—	$18,451	$—	$39,773
Ending balance collectively evaluated for impairment	$138,362	$290,540	$5,507	$110,506	$—	$544,915

	As of December 31, 2010
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,306	$3,535	$35	$2,059	$272	$11,207
Charge offs	(4,192)	(3,391)	—	(4,506)	—	(12,089)
Recoveries	393	154	8	318	—	873
Provision	2,678	3,602	3	6,690	(123)	12,850

Ending balance	$4,185	$3,900	$46	$4,561	$149	$12,841

Ending balance: individually evaluated for impairment	$449	$250	$—	$689	$—	$1,388
Ending balance: collectively evaluated for impairment	$3,736	$3,650	$46	$3,872	$149	$11,453
Financing receivables
Ending balance	$130,579	$325,079	$7,076	$138,062	$—	$600,796
Ending balance individually evaluated for impairment	$2,302	$13,833	$—	$17,781	$—	$33,916
Ending balance collectively evaluated for impairment	$128,277	$311,246	$7,076	$120,281	$—	$566,880

The ALLL totaled $10.6 million or 1.82% of total loans at December 31, 2011, compared to $12.8 million or 2.14% at December 31, 2010. The related allowance allocation for the ITIN portfolio was $1.7 million and $2.9 million at December 31, 2011, and December 31, 2010, respectively. In addition, as of December 31, 2011, the Company had $132.0 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $422 thousand in other liabilities.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s ALLL is a reserve established through a provision for probable loan losses charged to expense. The ALLL represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans as of the financial statement date presented. The Company’s ALLL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies and ASC Topic 310 Receivables.

Management believes that the ALLL was adequately funded as of December 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Approximately 75% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, within the proceeding three years, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2011, the unallocated allowance amount represented 4% of the ALLL, compared to 1% at December 31, 2010. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

The properties securing the Company’s CRE portfolio are diverse in terms of type and primary source of repayment. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single industry. Management monitors and evaluates CRE loans based on occupancy status (investor versus owner occupied), collateral, geography, and risk grade criteria.

Generally, CRE loans to developers and builders that are secured by non owner occupied properties require the borrower to have had an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, sensitivity analysis of absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of cost and value associated with the complete project (as-is value). These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long term lenders, sales of developed property, or an interim loan commitment from the Company until permanent financing is secured. These loans are closely monitored by on-site inspections, and are considered to have higher inherent risks than other CRE loans due to their ultimate repayment sensitivity to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long term financing.

Consumer Loans – The Company’s consumer loan portfolio is generally limited to home equity loans with nominal originations in unsecured personal loans and credit cards. The Company is highly dependent on third

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company maintains an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors and Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Valuation allowances specific to the ITIN and purchased Home Equity Portfolios

ITIN Portfolio

As part of the original ITIN loan transaction, we obtained an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s Consolidated Balance Sheets. At the end of the term of this loss guarantee, the Company was required to return the cash deposit to the seller to the extent not used to fund losses in the ITIN portfolio.

The Company accounted for the loans returned to the seller under the loss guarantee by derecognizing the loan, debiting cash and derecognizing the deposit liability. During the period from March 2010 to August 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching a settlement with the seller to eliminate the loss guarantee arrangement. At the date of settlement, August 2010, the Company received $1.8 million in cash and returned $300 thousand in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee as of December 31, 2011.

During 2010, in conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALLL against the ITIN portfolio. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in the ALLL related to the ITIN loans was necessary. Immediately subsequent to the termination of the irrevocable loss guarantee, the following factors were considered in determining the specific ALLL allocation to the ITIN Portfolio:

•	Increasing delinquencies – 20% of the portfolio was delinquent 30 days or more as of December 31, 2010.

•	Servicer modification efforts were generally extending beyond a typical timeframe.

•	Mortgage insurance – A small number of mortgage insurance claims were denied and management was not able to identify a trend regarding any potential future denials.

•	Sale of OREO – An emerging trend in the lengthening disposition of ITIN OREO had developed, including the potential for decreased recoveries and consequently increased net charge offs.

•	Lack of loss guaranty due to settlement.

As of December 31, 2011 and December 31, 2010, the specific ITIN ALLL allocation represented approximately 2.65% and 4.05% of the total outstanding principal, respectively. During the Company’s most recent regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. Accordingly, with regulatory approval, management reduced the ITIN allowance allocation. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low at a current historical run rate of 3%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. In addition, the Company has experienced a 4.0% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Delinquency rate of 21% over the life of the portfolio.

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 20%, which is well below the national re-default rate of 56%[1].

Home Equity Portfolio

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2011, the Company had allocated $1.4 million towards this pool or 9.77% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. However, as of December 31, 2011, the put reserve was depleted.

The put reserve was considered an irrevocable first loss guarantee from the seller that provided the Company the right to put back delinquent home equity loans to the seller that were 90 days or more delinquent, up to an aggregate amount of $1.5 million. The guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The seller’s cash deposit was classified as a deposit liability in the Company’s Consolidated Balance Sheets. At the end of the term of the loss guarantee, on March 11, 2013, the Company would have been required to return the unused cash deposit to the seller. As such, management no longer considers the put reserve in estimating probable losses in the home equity portfolio.

NOTE 6. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Land	$1,508	$1,508
Land improvements	195	189
Bank buildings	8,393	8,383
Furniture, fixtures and equipment	7,834	7,061
Construction in progress	113	2

Total premises and equipment	18,043	17,143
Less: Accumulated depreciation and amortization	(8,291)	(7,446)

Premises and equipment, net	$9,752	$9,697

The Company records depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $897 thousand, $959 thousand, and $1.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively. The Holding Company’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 19 in these Consolidated Financial Statements for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

[1]	Federal Reserve Bank of New York Staff Reports, no. 417, December 2009; revised August 2010

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2011, 2010, and 2009. All recorded goodwill is related to Mortgage Brokerage Services; all other intangibles are related to the Commercial Banking segment.

(Dollars in thousands)	Gross	Accumulated Impairment	Total
Balance, December 31, 2008	$—	$—	$—
Net additions	3,727	—	3,727
Balance, December 31, 2009	3,727	—	3,727
Impairment	—	(32)	(32)
Balance, December 31, 2010	3,727	(32)	3,695
Impairment	—	—	—
Balance, December 31, 2011	$3,727	$(32)	$3,695

Goodwill additions relate solely to the acquisition of our Mortgage Brokerage Services subsidiary, and represent the excess of the total consideration transferred (measured at fair value), over the fair value of the assets acquired, net of the fair values of liabilities assumed.

The Company conducted its annual evaluation of goodwill for impairment of the Mortgage Brokerage Services segment at April 30, 2011, and 2010, respectively. Management engaged an independent valuation consultant to assist in determining whether and to what extent our goodwill asset was impaired. The results of the Company’s 2010 valuation specialist’s step one impairment test indicated the reporting unit’s fair value was less than its carrying value. To derive the fair market value of the Mortgage Brokerage Services segment, the specialist applied standard valuation techniques and practices. The analysis, opinions, and conclusions were developed in conformity with the Uniform Standards of Professional Appraisal Practice, promulgated by The Appraisal Foundation and endorsed by the American Society of Appraisers.

A market approach and an income approach were used to determine the fair market value of the Mortgage Brokerage Services segment. The market approach consists of analyzing comparable change control transaction pricing multiples from a set of guideline companies that are then applied to Mortgage Brokerage Services financial data to derive a change of control value. The second approach, the income approach to valuation, is based on the premise that value is dependent on the present value of future income or return produced by the segment’s tangible and intangible assets. Future income or return is defined as earnings or cash flow and dividend distributions.

Accordingly, Management performed step two of the analysis, whereby measuring the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. The implied fair value of goodwill was determined in the same way that goodwill was recognized in a business combination; that is, the implied fair value is the excess of the fair value of the reporting unit over the amounts assigned to the reporting unit’s assets and liabilities. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value, an impairment loss equal to the difference should be recognized.

For the 2010 evaluation, we determined the implied fair value of goodwill pertaining to the reporting unit was less than the carrying amount of goodwill recorded. In accordance to ASC 350, the carrying amount of goodwill was written down to its implied fair value. Accordingly, the Company recognized an impairment loss of $32 thousand during 2010.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2011, the valuation specialist’s step one impairment test indicated that the reporting unit’s fair value was greater than its carrying value; therefore step two of the analysis was not necessary. Furthermore, there were no further indicators for impairment as of December 31, 2011.

In September of 2011, the Bank acquired the payroll processing customer relationships from a local payroll processing sole proprietorship. In accordance to this transaction, the Bank transferred $150 thousand in exchange for eighty-one customer relationships. As a result of this transaction, the Bank recognized an intangible asset equal to the amount of consideration transferred. Based on observations of our current payroll customer relationships, the intangible asset will be amortized over a three year period.

As of December 31, 2011 and December 31, 2010, the Company has the following amounts related to intangible assets:

	2011		2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Payroll customer relationships	$150	$12	$—	$—

No significant residual value is estimated for the intangible asset. Aggregate amortization expense for the years ended December 31, 2011, and December 31, 2010, totaled $12 thousand and $0, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

(Dollars in thousands) For the Year Ended December 31,	Estimated Amortization Expense
2012	$50
2013	$50
2014	$38
2015	$—
2016	$—

NOTE 8. OTHER REAL ESTATE OWNED

The following table presents the changes in OREO, net of valuation allowance, for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Balance at beginning of year	$2,288	$2,880	$2,934
Additions to other real estate owned	5,033	4,559	402
Dispositions of other real estate owned	(3,033)	(3,580)	(295)
Valuation adjustments in the period	(557)	(1,571)	(161)

	$3,731	$2,288	$2,880

For the year ended December 31, 2011, the recorded investment in OREO was $3.7 million. For the year ended December 31, 2011, the Company transferred foreclosed property from twenty-four loans in the amount of $5.8 million to OREO and adjusted the balances through charges to the ALLL in the amount of $768 thousand

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

relating to the transferred foreclosed property. During this period, the Company sold twenty-five properties with balances of $3.0 million for a net loss of $662 thousand, and recorded $557 thousand in write downs of existing OREO in other noninterest expense. The December 31, 2011 OREO balance consists of fourteen properties, of which twelve are secured with 1-4 family residential real estate in the amount of $889 thousand. The remaining two properties consist of improved commercial land in the amount of $2.8 million.

NOTE 9. OTHER ASSETS

Other assets consist of the following at December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Cash surrender value of bank owned life insurance policies	$10,123	$9,351
Federal Home Loan Bank stock	6,654	7,943
Deferred tax asset, net	5,623	7,928
Interest receivable on loans	2,223	2,319
California affordable housing credits	1,902	2,108
Interest receivable on investment securities	1,565	1,526
Prepaid Federal Deposit Insurance Corporation deposit insurance assessments	1,169	2,408
Taxes receivable	829	555
Prepaid expenses	521	701
Investment in unconsolidated trusts	465	465
Derivatives, fair value	179	2,341
Other	2,009	2,094

	$33,262	$39,739

NOTE 10. INCOME TAXES

The following table presents components of income tax (benefit) expense attributable to continuing operations included in the Consolidated Statements of Operations for the years ended December 31:

(Dollars in thousands)	Current	Deferred	Total
Year ended December 31, 2011:
Federal	$2,154	$567	$2,721
State	(47)	162	115

	$2,107	$729	$2,836

Year ended December 31, 2010:
Federal	$3,948	$(1,421)	$2,527
State	749	(117)	632

	$4,697	$(1,538)	$3,159

Year ended December 31, 2009:
Federal	$3,070	$(784)	$2,286
State	779	(375)	404

	$3,849	$(1,159)	$2,690

Net income from noncontrolling interest is presented in the Consolidated Statements of Operations, such that the consolidated net income includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of federal tax benefit	(0.01%)	3.58%	2.98%
Tax-exempt interest	(7.16%)	(5.58%)	(4.07%)
Officer life insurance	(1.45%)	(1.29%)	(1.53%)
Affordable housing credits	(2.03%)	(0.99%)	(1.95%)
Other	3.30%	3.07%	0.59%

Effective Tax Rate	26.65%	32.79%	30.02%

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the Consolidated Balance Sheets) as of December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Deferred tax assets:
State franchise taxes	$70	$143
Deferred compensation	2,765	2,533
Loan loss reserves	4,799	5,851
Unrealized (gains) losses other comprehensive income	(1,220)	356
Other	473	328

Total deferred tax assets	$6,887	$9,211
Deferred tax liabilities:
Depreciation	$(171)	$(106)
Deferred loan origination costs	(349)	(351)
Deferred state taxes	(605)	(672)
Other – California Affordable Housing	(139)	(154)

Total deferred tax liabilities	$(1,264)	$(1,283)
Net deferred tax asset	$5,623	$7,928

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $6.9 million and $9.2 million at December 31, 2011 and 2010, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

In October 2006, the Company invested in the California Affordable Housing Fund – 2006 I, LLC. The investment provides funding for low income housing projects in our local markets in return for federal and state tax credits. As of December 31, 2010, the original commitment of $2.5 million has been fully funded. The tax benefit summary provided by the California Affordable Housing Fund – 2006 I, LLC was $158 thousand for federal and $28 thousand for state as of December 31, 2011.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additionally, the Company has no unrecognized tax benefits at December 31, 2011 and 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2007.

NOTE 11. DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Negotiable order of withdrawal (NOW)	$44,949	$40,702
Savings and money market	223,660	205,208
Time, $100,000 and over	214,284	233,690
Time less than $100,000	68,187	78,077

Total interest bearing deposits	$551,080	$557,677

The following table presents interest expense for each deposit type for the years ended December 31, 2011, 2010 and 2009:

(Dollars in thousands)	2011	2010	2009
Negotiable order of withdrawal (NOW)	$184	$224	$279
Savings and money market	1,395	1,665	1,699
Time, $100,000 and over	3,608	4,464	5,166
Time less than $100,000	1,304	1,687	2,462

Total interest bearing deposits	$6,491	$8,040	$9,606

The following table presents the scheduled maturities of all time deposits as of December 31, 2011:

(Dollars in thousands)
Amounts due in:
One year or less	$183,341
One to three years	84,395
Three to five years	14,701
Over five years	34

Total time deposits	$282,471

The following table presents the scheduled maturities of time deposits of $100 thousand or more as of December 31, 2011:

(Dollars in thousands)
Amounts due in:
Three months or less	$51,017
Over three months through six months	36,351
Over six months through twelve months	47,697
Over twelve months	79,219

Total time deposits	$214,284

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12. FEDERAL FUNDS PURCHASED

At December 31, 2011 and 2010, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $85.5 million at December 31, 2011. The Bank had available lines of credit with the Federal Reserve totaling $46.1 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at December 31, 2011. At December 31, 2011, the lines of credit had interest rates ranging from 0.28% to 1.09%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 13. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2011 and 2010:

(Dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2011	$13,779	0.19%	$17,146	$17,146
December 31, 2010	$13,548	0.34%	$19,604	$19,604

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $14.8 million and $12.3 million for the years ended December 31, 2011 and 2010, respectively.

The maximum amount outstanding at any month end for the years ended December 31, 2011 and 2010 were $16.7 million and $18.8 million, respectively. Investment securities are pledged as collateral in an amount equal to, or greater than the repurchase agreements.

NOTE 14. TERM DEBT

The Bank had outstanding secured advances from the FHLB at December 31, 2011 and 2010 of $109.0 million and $141.0 million, respectively.

Future contractual maturities of FHLB term advances at December 31, 2011 are as follows:

(Dollars in thousands)
Year	Amount
2012	$84,000
2013	15,000
2014	—
2015	10,000
Thereafter	—

Total FHLB advances	$109,000

The maximum amount outstanding from the FHLB under term advances at any month end during 2011 and 2010 was $141 million and $147 million, respectively. The average balance outstanding on FHLB term advances during 2011 and 2010 was $115.5 million and $112.8 million, respectively. The weighted average interest rates on the borrowings at December 31, 2011 and 2010, was 0.39% and 0.29%, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available-for-sale securities portfolio. As of December 31, 2011, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6.6 million. Furthermore, the Company has pledged $366.0 million of its commercial and real estate mortgage loans, and has borrowed $103.0 million against the pledged loans. As of December 31, 2011, the Company held $11.7 million in securities with the FHLB for pledging purposes. Of this amount $6.0 million are pledged as collateral against borrowings, and the remaining securities are considered unpledged.

NOTE 15. MORTGAGE WAREHOUSE LINES OF CREDIT

At December 31, 2011, the Company, through Bank of Commerce Mortgage had a warehouse line of credit agreement with another financial institution. Bank of Commerce Mortgage receives advances up to a maximum of $17.5 million, based upon a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins which is approximately 5.25% as of December 31, 2011. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which are met as of December 31, 2011. The outstanding warehouse line balance at December 31, 2011 and 2010 were $7.6 million and $5.0 million, respectively.

In addition, Bank of Commerce Mortgage has a mortgage loan early purchase program agreement with the Bank. In accordance with the agreement, Bank of Commerce Mortgage has agreed to sell the Bank undivided participation ownership interests in mortgage loans, without recourse. The Bank then sells the mortgage loans to other investors in the secondary mortgage market. The maximum amount of loans the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. The agreement contains certain financial covenants concerning maximum debt to equity and minimum net worth requirements. As of December 31, 2011, Bank of Commerce Mortgage was out of compliance with their current ratio covenant for which a one year waiver from the Bank was granted. At December 31, 2011 and 2010 Bank of Commerce Mortgage had sold the Bank a participation interest in loans amounting to $44.5 million and $29.3 million, respectively, which were not resold by the Bank. Bank of Commerce Mortgage was not required to repurchase any loans under the recourse provisions of the agreement for the years ended December 31, 2011 and 2010. These loans are included in mortgage loans held for sale, at lower of cost or fair value, in the Company’s Consolidated Balance Sheets. Accordingly, all intercompany balances and transactions relating to these loans have been eliminated.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2011, the Company had two wholly-owned trusts (“Trusts”) formed in 2003 and 2005 to issue trust preferred securities and related common securities of the Trusts and are not consolidated.

Following is information about the Trusts as of December 31, 2011

(Dollars in thousands) Trust Name	Issue Date	Issued Amount	Rate (1)		Effective Rate (2)	Maturity Date	Redemption Date
Bank of Commerce Holdings Trust	March 18,2003	$5,155	Floating	(3)	3.70%	March 18, 2033		(5)
Bank of Commerce Holdings Trust II	July 29, 2005	10,310	Floating	(4)	2.13%	September 15, 2035		(6)

		$15,465

(1)	Contractual interest rate of junior subordinated debentures.
(2)	Effective rate as of December 31, 2011.
(3)	Rate based on three month LIBOR plus 3.30% adjusted quarterly. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%.
(4)	Rate based on three month LIBOR plus 1.58% adjusted quarterly.
(5)	Redeemable on quarterly payment dates on or after March 18, 2008.
(6)	Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15, on or after September 15, 2010.

The $15.5 million of trust preferred securities issued to the Trusts as of December 31, 2011 and 2010, are reflected as junior subordinated debentures in the Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $465 thousand at December 31, 2011 and 2010.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2011, under guidance issued by the Federal Reserve Board. Effective April 11, 2005, the Federal Reserve Board adopted a rule that permits the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. The Federal Reserve Board rule, with a five-year transition period set to end on March 31, 2009, would have limited the aggregate amount of trust preferred securities and certain other restricted core capital elements to 25% of Tier 1 capital, net of goodwill and any associated deferred tax liability. The rule allowed the amount of trust preferred securities and certain other elements in excess of the limit to be included in Tier 2 capital, subject to restrictions.

In response to the stressed conditions in the financial markets and in order to promote stability in the financial markets and the banking industry, on March 17, 2009, the Federal Reserve Board adopted a new rule that delayed the effective date of the new limits on the inclusion of trust preferred securities and other restricted core capital elements in Tier 1 capital until March 31, 2011.

Effective March 31, 2011, the Federal Reserve Board implemented new limits on the inclusion of restricted core capital elements in Tier 1 capital of bank holding companies. The new provisions allow for the aggregate amount of trust preferred securities and certain other restricted core capital elements to be limited to one-third of the sum of unrestricted core capital elements, net of goodwill less any associated deferred tax liability associated with the goodwill.

At December 31, 2011, the Company’s restricted core capital elements were 17.26% of total core capital, net of goodwill and any associated deferred tax liability.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Deferred compensation – directors fees	$3,095	$2,935
Deferred compensation – salary continuation	2,519	2,023
Derivatives	1,847	—
Accrued employee cash rewards	990	277
Short term borrowing	798	—
Dividend payable on common and preferred stock	771	510
Taxes payable	651	785
Earn out payable, fair value	600	986
Deferred compensation – retired officers	553	692
Reserve for off-balance sheet commitments	422	422
Interest payable	309	388
Interest payable Junior Subordinated Debentures	49	70
Other	1,380	2,620

	$13,984	$11,708

NOTE 18. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $250 thousand, $249 thousand, and $240 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. No discretionary contributions were made over the three year reporting period.

Salary continuation plan – In April 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan in which the Bank agrees to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance by the executives.

Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of ten to twenty years, disability or termination of employment, and a death benefit for the participants designated beneficiaries. Key-man life insurance policies were purchased as an investment to provide for the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the Bank’s cost of providing benefits. The executive is the insured under the policy, while the Bank is the owner and beneficiary.

The assets of the SERP, under Internal Revenue Service Regulations, are the property of the Company and are available to the Company’s general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Compensation expense under the salary continuation plan totaled $384 thousand, $343 thousand, and $324 thousand for 2011, 2010 and 2009, respectively. As of December 31, 2011, 2010 and 2009, the vested benefit payable was $2.5 million, $2.0 million, and $1.6 million respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Retired employees deferred compensation – Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on retired employees deferred compensation is fixed at 10% per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2011, 2010 and 2009, the vested benefit payable was $553 thousand, $692 thousand and $818 thousand, respectively.

Directors deferred fee compensation – Effective January 1, 1993, the Board of Directors approved the implementation of the Directors Deferred Fee Compensation Plan, which is a non-qualified plan in which a Director may elect to defer the payment of all or any part of the fee compensation in which such director would otherwise be entitled to as director’s fees or committee fees to be payable upon retirement of the director in a lump sum distribution or over a period not to exceed fifteen years. Directors are granted the option of having their deferred payments accrue interest at a rate of prime plus 3.25% or a fixed rate of 10%.

Deferred compensation expense totaled $533 thousand, $493 thousand, and $478 thousand at December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, 2010 and 2009, the vested benefit payable was $3.1 million, $2.9 million, and $2.8 million, respectively.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases seven sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $1.4 million and $1.0 million, respectively. Rent expense was offset by rent income of $72 thousand, $34 thousand and $45 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth, as of December 31, 2011, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2012	$957
2013	816
2014	825
2015	422
2016	433
Thereafter	1,841

Total	$5,294

Financial Instruments with Off-Balance-Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	December 31, 2011	December 31, 2010

Commitments to extend credit	$132,051	$146,915
Standby letters of credit	3,149	3,509
Guaranteed commitments outstanding	1,274	1,299

Total commitments	$136,474	$151,723

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest rate risk similar to the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank has not been required to perform on any financial guarantees and did not incur any losses in connection with standby letters of credit for the years ended December 31, 2011, and 2010. At December 31, 2011, approximately $2.6 million of standby letters of credit expire within one year, and $503.3 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $422 thousand for the periods ended December 31, 2011, and December 31, 2010. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions.

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons, among

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

which are (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement, and (3) an early payment default occurs from a mortgage originated by the Company. As of December 31, 2011, the Company has recorded $407 thousand in other liabilities for estimated buy backs for early payment defaults, representations and warranties. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements, and the Company considers the impact to the consolidated financial statements to be immaterial.

Legal Proceedings – The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, currently pending will not have a material adverse affect on the Company’s financial position or results of operations.

Concentrations of Credit Risk – The Company grants real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Company’s loan and lease portfolio at December 31, 2011 and 77% at December 31, 2010. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 20. DERIVATIVES

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. To mitigate interest rate risk, we enter into interest rate swaps and forwards. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, such as mortgage loan commitments, mortgage loans held-for-sale, and wholesale borrowings. The Company does not use derivative instruments for trading or speculative purposes. The counterparties to these contracts are major financial institutions.

The Company’s objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets.

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral as measured by the market value of the derivative financial instrument.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

FASB ASC 815-10 requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Statement of Operations. In accordance with FASB ASC 815-10, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

No components of the hedging instruments are excluded from the assessment of hedge effectiveness. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in OCI until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in OCI are recognized immediately in earnings.

During August 2010, the Company entered into five forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at December 31, 2010, had effective dates and maturities ranging from March 1, 2012 through March 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of December 31, 2010. Furthermore, the disclosure indicates as of December 31, 2010, the maximum length of time over which the Company hedged its exposure to variability in future cash flows for forecasted transactions.

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

The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.0 million as of December 31, 2010. If the Company had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeded the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

On February 4, 2011, the Company terminated the forward starting interest rate swap positions disclosed in the table above, and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

derivative at the date of termination. In addition, upon termination of the hedge contract, the Company received the full amount of the collateral posted pursuant to the hedge contract. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.

The forward starting swaps were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month Libor rate index. The $3.0 million in cash received from the counterparty reflects gains to be reclassified into earnings. Although the hedge designation was removed, management believes the forecasted transactions to be probable. Accordingly, the net gains will be reclassified from OCI to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction will affect earnings.

As of December 31, 2011, the Company estimates that $294 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at December 31, 2011, had effective dates and maturities ranging from August 1, 2013, through August 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of December 31, 2011. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

(Dollars in thousands)
Description	Notional Amount	Effective Date	Maturity
Forward starting interest rate swap	$75,000	August 1, 2013	August 1, 2014
Forward starting interest rate swap	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	$75,000	August 1, 2016	August 1, 2017

The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $1.6 million as of December 31, 2011. Accordingly, the Company pledged one mortgage backed security with a amortized cost of $2.4 million and a fair market value of $2.5 million. If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The Company also monitors interest rate risk exposure associated with mortgage loan commitments and mortgage loans held-for-sale, and utilizes derivatives and hedging instruments to mitigate this exposure.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Specifically, the Company is exposed to interest rate risk from the time an interest rate lock commitment (IRLC) is made until the time the mortgage loan is sold. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of existing IRLCs and loans held-for-sale go up and vice versa. Our primary objective in risk management activities related to IRLCs and mortgage loans held-for-sale is to eliminate or greatly reduce any interest rate risk associated with these items.

The primary derivative instrument we use to accomplish the risk management objective for mortgage loans and IRLCs is forward sales of mortgage backed securities (mandatory forward delivery contracts), primarily Fannie Mae or Freddie Mac to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We do not apply hedge accounting to this derivative portfolio.

The Company enters into mandatory forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of its mandatory residential mortgage loan commitments and mortgage loans held-for-sale. Credit risk associated with mandatory forward contracts is limited to the replacement cost of those forward contracts in a gain position. There was no counterparty default losses on mandatory forward contracts in the year ended December 31, 2011. Market risk with respect to mandatory forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between mandatory commitments to customers and mandatory forward contracts with broker/dealers.

In the event the Company has mandatory delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving pair off fee to or from the broker/dealer equal to the increase or decrease in the market value of the mandatory forward contract. At December 31, 2011, the Bank had commitments to originate mandatory mortgage loans held-for-sale totaling $55.5 million and mandatory forward sales commitments of $37.0 million.

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

The following table summarizes the notional amount, effective dates and maturity dates of the mandatory residential loan commitments and mandatory forward sales contracts the Company had outstanding with counterparties as of December 31, 2011. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in changes to the fair value of the respective hedged items.

(Dollars in thousands)
Description	Notional Amount	Effective Dates (1)	Maturity (2)
Mandatory residential loan commitments	$55,496	10/13/2011 – 12/30/11	1/3/12 – 2/22/12
Mandatory forward sales contracts	$37,000	11/17/2011 – 12/30/11	1/12/12 – 3/15/12

(1)	Represents the effective date ranges of rate locks on unfunded originations, or origination dates of forward sales contracts.
(2)	Represents the date ranges of maturities on rate lock expirations, or the mandatory delivery date on forward sales contracts.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of December 31, 2011, and December 31, 2010. See Note 23 in these Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	2011	2010	2011	2010
Interest rate lock commitments (1)	Other assets/Other liabilities	$179	$—	$—	$—
Forward sales commitments (1)	Other assets/Other liabilities	—	—	251	—
Forward starting interest rate swaps (2)	Other assets/Other liabilities	—	2,341	1,596	—

Total		$179	$2,341	$1,847	$—

(1)	Derivative not designated as hedging instrument.
(2)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the years ended December 31, 2011 and December 31, 2010:

(Dollars in thousands)
Description	Income Sheet Location	2011	2010
Interest rate lock commitments (1)	Mortgage banking revenue, net	$179	$—
Forward sales commitments (1)(2)	Mortgage banking revenue, net	(652)	—
Forward starting interest rate swaps (3)	None	—	—

Total		$(473)	$—

(1)	Derivative not designated as hedging instrument.
(2)	Represents $251 thousand and $401 thousand in unrealized losses and net cash settlements.
(3)	Derivative designated as hedging instrument.

NOTE 21. SHAREHOLDERS EQUITY

Pursuant to a Letter Agreement dated November 14, 2008, and the Securities Purchase Agreement — Standard Terms, the Company issued to the United States Department of the Treasury (“Treasury Department”) 17,000 shares of Bank of Commerce Holdings Cumulative Perpetual Preferred Stock Series A, without par value (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $17.0 million.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 405,405 shares of the Company’s common stock at an initial per share exercise price of $6.29. The Warrant provided for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The Warrant expired ten years from the issuance date. Pursuant to the Securities Purchase Agreement, the Treasury Department agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

On March 23, 2010, the Company filed a Form S-1/A Registration Statement (the “Registration Statement”) with the SEC to offer 7,200,000 shares of common stock in an underwritten public offering (“Offering”). The net

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

proceeds from the Offering were to be used for general corporate purposes, including contributing additional capital to the Bank, supporting ongoing and future anticipated growth, which may include opportunistic acquisitions of whole financial institutions or branches of financial institutions.

On March 29, 2010, the Company announced the successful closing of the Offering. The Company received net proceeds from the Offering of approximately $28.8 million, after underwriting discounts and commissions and estimated expenses.

On April 14, 2010, the Company announced that the underwriters of the Offering of common shares fully exercised their over-allotment option, which resulted in the issuance of an additional 1,080,000 shares of common stock, and approximately $4.4 million in additional net proceeds. The over-allotment option was granted in connection with the Company’s Offering of 7,200,000 shares of common stock at a public offering price of $4.25 per share. Pursuant to the Offering the Company incurred $460 thousand of capitalized Offering costs that were directly related to the issuance of the common stock.

With the additional proceeds from the exercise of the over-allotment option, the Company realized total net proceeds from the Offering of approximately $33.0 million, after deducting the underwriting discount and Offering expenses. The exercise of the over-allotment option brought the total number of shares of common stock sold by the Company in the Offering to 8,280,000.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $17 million of shares of the Series A Preferred Stock, issued to the Treasury in November 2008 under the U.S. Treasury’s Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program. The remainder of the net proceeds was invested by the Company in the Bank as Tier 1 Capital.

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of December 31, 2011 was 4.66%.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On October 21, 2011, the Company repurchased and retired the common stock warrant issued to the U.S. Treasury pursuant to the TARP CPP, for $125 thousand. This transaction, together with the Company’s redemption of the entire amount of Series A Preferred Stock issued to the U.S. Treasury, represents full repayment of all TARP obligations.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be held in treasury. As of February 22, 2012, the Company repurchased 179.9 thousand shares at an average cost of $3.97 per share. There is no guarantee as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice.

Stock Plans – On May 15, 2010 the 1998 Stock Option Plan which was approved by the Company’s shareholders on April 21, 1998 expired and was replaced by the 2008 Stock Option Plan which was approved by the Company’s shareholders on May 20, 2008. The 2008 Stock Option Plan was amended in 2010 with the 2010 Equity Incentive Plan (“the Plan”) which was approved by the Company’s shareholders on May 15, 2010. The amended Plan provides for awards in the form of equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 85% of the fair market value of the common stock on the date of the grant. Generally, all options under the plan will vest at 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

For the years ended December 31, 2011, 2010 and 2009 stock option compensation expense was $35.3 thousand ($24.0 thousand, net of tax), $54.0 thousand ($36.7 thousand, net of tax), and $80.6 thousand ($54.8 thousand, net of tax), respectively. At December 31, 2011, 2010 and 2009 there were $30.1thousand, $60.0 thousand, and $91.5 thousand respectively, of total unrecognized compensation costs related to non-vested share based payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in stock-based compensation plan

The following table summarizes information about stock option activity for the years ended December 31, 2011, 2010 and 2009:

(Shares in thousands)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding December 31, 2009	282,080	$8.46	$—	4.70
Granted	18,000	$3.62	$11,340	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding December 31, 2010	300,080	$8.17	—	4.07
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	85,500	$7.81	—	—
Options outstanding December 31, 2011	214,580	$8.31	—	3.60

Exercisable at December 31, 2011	189,080	$8.73	$—	3.05

At December 31, 2011, 566.5 thousand shares were available for future grants under the Plan. As of December 31, 2011, 2010 and 2009, 189.1 thousand shares, 245.6 thousand shares, and 222.0 thousand shares, respectively, were available to be exercised. The grant date fair value per share of the 2010 and 2009 awards were $1.20 and $1.90, respectively. The Company did not grant any awards in 2011.

NOTE 22. REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2011 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2011, the maximum amount available for dividend distribution under this restriction was approximately $17,041,757.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital. The Bank had outstanding advances to Bank of Commerce Mortgage in the amount of $9.7 million and $8.1 million at December 31, 2011 and 2010, respectively. The advances pertained to a warehouse line of credit granted to Bank of Commerce Mortgage, and were secured by mortgage loans pledged as collateral against the advances. The advances did not exceed 10% of the sum of Tier 1 and Tier 2 capital at any time during 2011 and 2010.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011:
Company
Leverage capital (to average assets)	$123,012	13.52%	$36,393	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$123,012	14.45%	$34,060	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$133,661	15.70%	$68,120	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$116,823	12.96%	$36,047	4.00%	$45,058	5.00%
Tier 1 capital (to risk-weighted assets)	$116,823	14.46%	$32,315	4.00%	$48,473	6.00%
Total capital (to risk-weighted assets)	$126,933	15.71%	$64,630	8.00%	$80,788	10.00%

At December 31, 2010:
Company
Leverage capital (to average assets)	$115,541	12.48%	$37,036	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$115,541	13.74%	$33,631	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$126,085	15.00%	$67,262	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$106,747	11.60%	$36,820	4.00%	$46,025	5.00%
Tier 1 capital (to risk-weighted assets)	$106,747	13.34%	$32,013	4.00%	$48,020	6.00%
Total capital (to risk-weighted assets)	$116,791	14.59%	$64,026	8.00%	$80,033	10.00%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 23. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2011, and December 31, 2010, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

Non-financial assets and non-financial liabilities defined by the FASB ASC 820, Fair Value Measurement, such as Bank premises and equipment, deferred taxes and other liabilities are excluded from the table. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of FASB ASC 825, Financial Instruments, such as Bank-owned life insurance policies.

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$48,118	$48,118	$63,256	$63,256
Securities available-for-sale	203,524	203,524	189,235	189,235
Portfolio loans, net	574,103	596,249	587,865	595,442
Mortgages loans held-for-sale, at fair value	16,092	16,092	—	—
Mortgage loans held-for-sale, at lower of cost or fair value	48,276	49,530	43,358	44,063
Interest receivable	3,788	3,788	3,845	3,845
Derivatives	179	179	2,341	2,341

Financial liabilities
Deposits	$667,273	$605,306	$648,702	$650,200
Securities sold under agreements to repurchase	13,779	13,902	13,548	13,350
Federal Home Loan Bank advances	109,000	109,200	141,000	140,963
Subordinated debenture	15,465	8,013	15,465	6,701
Earn out payable	600	600	986	986
Interest payable	358	358	458	458
Derivatives	1,847	1,847	—	—

Off balance sheet financial instruments:	Contract Amount	Contract Amount
Commitments to extend credit	$132,051	$146,915
Standby letters of credit	$3,149	$3,509
Guaranteed commitments outstanding	$1,274	$1,299

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

Portfolio loans, net – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns.

Mortgage loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company’s mortgage loans held-for-sale are generally sold within seven to twenty days subsequent to funding.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value represents the aggregate dollar value in which the loans were sold at in the secondary market subsequent to December 31, 2011, and December 31, 2010, which approximates their fair values as of the end of the reporting periods, respectively.

Interest receivable and payable – The carrying amount of interest receivable and payable approximates its fair value.

Deposits – The fair value of deposits was derived by discounting the expected future cash flows back to their present values based on the FHLB yield curve. At December 31, 2010, the Office of Thrift Supervision (OTS) decay rate assumptions for the timing of cash flows were used as a conservative proxy for non-maturity deposits. At December 31, 2011, the Bank conducted an internal decay rate analysis for non-maturity deposits. The internal study showed that deposit decay rates were significantly longer than those provided by the OTS. Accordingly we changed our assumptions to reflect our supported expectation of longer maturities, which resulted in greater duration and interest rate sensitivity in the projected future cash flows of our deposits.

Securities sold under agreements to repurchase – The fair value of securities sold under agreements to repurchase is estimated by discounting the contractual cash flows under outstanding borrowings at rates equal to the Company’s current offering rate, which approximate general market rates.

FHLB advances – The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of December 31, 2011. For variable rate FHLB borrowings, the carrying value approximates fair value.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at December 31, 2011, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2011, future cash flows were discounted at 6.03%.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, derivatives, mortgage loans held-for-sale, and the earn out payable are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO and goodwill. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write downs of individual assets.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value at December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Recurring basis
Available-for-sale securities
Obligations of states and political subdivisions	$77,326	$—	$77,326	$—
Corporate securities	40,820	—	40,820	—
Other investment securities (1)	85,378	—	85,378	—
Mortgage loans held-for-sale, at fair value (2)	16,092	—	16,092	—
Derivatives – interest rate lock commitments	179	—	—	179

Total assets measured at fair value	$219,795	$—	$219,616	$179

Derivatives – forward sales commitments	$251	$251	$—	$—
Derivatives – forward starting interest rate swap	1,596	—	1,596	—
Earn out payable	600	—	—	600

Total liabilities measured at fair value	$2,447	$251	$1,596	$600

(1)	Principally represents residential mortgage backed securities issued or guaranteed by governmental agencies, and other asset backed securities.
(2)	Mortgage loans held-for-sale with amortized cost of $15.6 million were adjusted to a fair value of $16.1 million, with the amounts of gains from fair value changes included in mortgage banking revenue disclosed in the Consolidated Statements of Operations.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Fair Value at December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Recurring basis
Available-for-sale securities
Obligations of states and political subdivisions	$64,151	$—	$64,151	$—
Corporate securities	28,957	—	28,957	—
Other investment securities (1)	96,127	—	96,127	—
Derivatives – forward starting interest rate swap	2,341	—	2,341	—

Total assets measured at fair value	$191,576	$—	$191,576	$—

Earn out payable	$986	$—	$—	$986

Total liabilities measured at fair value	$986	$—	$—	$986

(1)	Principally represents U.S. Treasury and agencies or residential mortgage backed securities issued or guaranteed by governmental agencies.

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

The mortgage loans held-for-sale carried at fair value are disclosed separately on the Company’s Consolidated Balance Sheets. As of December 31, 2011, mortgage loans with a cost basis of $15.6 million were adjusted to their fair values of $16.1 million. The unrealized gains and losses representing changes in their fair values are included in mortgage banking revenue disclosed in the Consolidated Statements of Operations, and are disclosed within gain or loss on sale of mortgage loans in the Consolidated Statements of Cash Flows. For the year ended December 31, 2011, the Company recorded $491 thousand in gains on fair value of mortgage loans held-for-sale. The changes in fair value were attributed to changes in market interest rates, not instrument-specific credit risk.

All loans held-for-sale under the fair value option were current as of December 31, 2011. Interest on loans for which the fair value option has been elected is calculated in accordance to Company accounting policy for all loans, regardless of a fair value election. Refer to the Company’s Summary of Significant Accounting Policies disclosed in Note 2 of these financial statements for further detail regarding calculation of loan interest income.

Interest rate lock commitments and forward sales commitments

In the normal course of business, the Company enters into certain types of commitments that represent off-balance sheet financial instruments, including commitments to sell loans, forward commitments to sell mortgage-backed securities, and commitments to extend credit at specified rates and accounts for these financial instruments as derivatives which are measured at fair value. The Company measures fair value of forward commitments to sell mortgage-backed securities using Level 1 inputs. For these commitments Company obtains dealer quotes for identical financial instruments in an actively traded market. The Company measures fair value of commitments to sell loans and commitments to extend credit at specified rates using Level 2 and Level 3 inputs, respectively. For these commitments the Company is able to obtain pricing as of the measurement date from investors based on offering prices for the similar loans in an actively traded secondary market. However, for commitments to extend credit at specified rates the pricing obtained from similar loans is adjusted to reflect an estimated pull-through rate, which is the rate of loans the Company believes is likely to close and fund, making this fair value measurement a Level 3 classification.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Mortgage loans held-for-sale

Mortgage loans held-for-sale are recorded (1) at the lower of aggregate cost or fair value or (2) at fair value using Level 2 inputs. Loans which are committed for sale under mandatory take-out commitments to a specific investor as of the measurement date or uncommitted are deemed Level 2 because the fair value of the loans as of the measurement date is based on what secondary market investors are offering for loans with similar characteristics, using pricing inputs that can be readily obtained from active market participants. Certain uncommitted loans held by the Company as of the measurement date represent loans for which no active secondary market currently exists. For these loans, Company obtains fair value measurements using Level 3 inputs in a discounted cash flow model. The model inputs consider observable data that includes loan type, spreads for other whole loans, prepayment speeds, servicing values, and discount rates. Company makes certain adjustments to the data inputs that Company believes other market participants would use in estimating fair value including delinquency, seasoning, loan to value ratios, FICO scores, and anticipated losses.

Forward starting interest rate swaps

The valuation of the Company’s interest rate swaps were obtained from third party pricing services. The fair values of the interest rate swaps were determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis was based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of these derivatives fair values fall within Level 2 of the fair value hierarchy.

Earn out payable

The earn out payable amount in the recurring table above represents the fair value of the Company’s earn out incentive agreement with noncontrolling Shareholder’s of the Bank of Commerce Mortgage subsidiary. The noncontrolling Shareholder’s of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. Presently, the Company expects to pay out the remaining incentives during the first quarter of 2012. As such, fair value approximates the carrying value of the liability. The Company has determined that the fair values fall within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the years ended December 31, 2011, and 2010. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2011
Derivatives – interest rate lock commitments	$—	—	179	—	—	$179	—
Earn out payable	$986	—	(14)	—	(400)	$600	—
2010
Earn out payable	$965	—	(21)	—	—	$986	—

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-fair value accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Dollars in thousands)	Fair Value at December 31, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$9,713	$—	$—	$9,713
Mortgage loans held-for-sale	1,426			1,426
Other real estate owned	3,059	—	—	3,059

Total assets measured at fair value	$14,198	$—	$—	$14,198

(Dollars in thousands)	Fair Value at December 31, 2010
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$12,982	$—	$—	$12,982
Mortgage loans held-for-sale	363			363
Other real estate owned	1,994	—	—	1,994
Goodwill	3,695	—	—	3,695

Total assets measured at fair value	$19,034	$—	$—	$19,034

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Impaired loans	$3,873	$6,726
Other real estate owned	557	1,571
Goodwill	—	32

Total	$4,430	$8,329

For the year ended December 31, 2011:

•	Collateral dependent impaired loans with a carrying amount of $13.6 million were written down to their fair value of $9.7 million resulting in a $3.9 million adjustment to the ALLL.

•

OREO had reflected a $5.3 million carrying balance; approximately $1.6 million of the balance was disposed of which included a $557 thousand impairment charge to earnings, resulting in a fair value amount of $3.1 million.

•	The Company did not realize any fair market value adjustments for nonrecurring mortgage loans held-for-sale for the years ended December 31, 2011 and 2010.

The loan amounts above represent impaired, collateral dependent loans that have been adjusted to fair value during the respective reporting period. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs. The Company records OREO as a nonrecurring Level 3.

The fair value of goodwill in the December 31, 2010 nonrecurring fair value table above represents goodwill that has been adjusted to fair value. All recorded goodwill pertains to the Company’s Mortgage Brokerage Services segment, and all fair value adjustments are recognized within noninterest expense within the Consolidated Statements of Operations. The fair value of goodwill is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. Based on the fair value of the mortgage subsidiary, the Company makes a determination of goodwill impairment. During 2011, the annual impairment review was performed in April, and no fair value adjustment was deemed necessary. See Note 7 in these financial statements for further disclosures pertaining to the goodwill impairment analysis. The Company records goodwill as a nonrecurring Level 3 when impairment is recorded.

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 24. EARNINGS PER COMMON SHARE

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity. Net income available to common stockholders is based on the net income attributable to Bank of Commerce Holdings adjusted for dividend payments and accretion associated with preferred stock.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During March and April of 2010, through a successful Offering, the Company issued 8.3 million shares of common stock. In accordance to the Offering, average common shares outstanding increased during years ended December 31, 2011 and 2010 compared to the same periods in their prior years.

The following is a computation of basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009:

(Dollars in thousands, except per share data)
Earnings Per Share	2011	2010	2009
NUMERATORS:
Net income attributable to Bank of Commerce Holdings	$7,255	$6,220	$6,005
Less:
Preferred stock dividends	998	850	852
Accretion on preferred stock	269	90	90
Benefit on repurchase and retirement of common stock warrant (1)	(324)	—	—

Net earnings available to common shareholders	$6,312	$5,280	$5,063
DENOMINATORS:
Weighted average number of common shares outstanding - basic	16,991	14,951	8,711
Effect of potentially dilutive common shares (2)	—	—	—

Weighted average number of common shares outstanding - diluted	16,991	14,951	8,711
EARNINGS PER COMMON SHARE:
Basic	$0.37	$0.35	$0.58
Diluted	$0.37	$0.35	$0.58
Diluted earnings per share
Anti-dilutive options not included in earnings per share calculation	214,580	300,080	282,080
Anti-dilutive warrants not included in earnings per share calculation	—	405,405	405,405

(1)	During October 2011, the Company repurchased and retired the common stock warrant issued to the holders of Series A, preferred stock pursuant to the TARP CPP, for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders. See Note 21 in these Consolidated Financial Statements for further information regarding this transaction.
(2)	Represents the effects of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

NOTE 25. OPERATING SEGMENTS

The Company operates two primary segments: Commercial Banking and Mortgage Brokerage Services. The Commercial Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of December 31, 2011, the Commercial Banking segment operates four locations in northern California, and conducts business in the counties of El Dorado, Placer, Shasta, Tehama, and Sacramento, California.

The Mortgage Brokerage Services segment, which operates as Bank of Commerce Mortgage™ subsidiary, originates and sells residential mortgage loans. Bank of Commerce Mortgage offers residential real estate loans with thirteen offices in two different states. Furthermore, the subsidiary is licensed in California, Oregon, Nevada and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income for the years ended December 31, 2011, 2010 and 2009:

(Dollars in thousands)	December 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$34,356	$(68)	$(201)	$—	$34,087
Provision for loan losses	9,030	—	(39)	—	8,991
Total noninterest income	4,325	14,255	5	(815)	17,770
Total noninterest expense	19,706	12,674	661	(815)	32,226

Income before provision for income taxes	9,945	1,513	(818)	—	10,640
Provision for income taxes	2,443	392	1	—	2,836

Net income	7,502	1,121	(819)	—	7,804
Less: Net income attributable to noncontrolling interest	—	549	—	—	549

Net income attributable to Bank of Commerce Holdings	$7,502	$572	$(819)	$—	$7,255
Less: Preferred dividend and accretion on preferred stock	—	—	943	—	943

Income available to common shareholders	$7,502	$572	$(1,762)	$—	$6,312

(Dollars in thousands)	December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$33,521	$(58)	$(440)	$—	$33,023
Provision for loan losses	12,850	—	—	—	12,850
Total noninterest income	5,986	14,311	—	(506)	19,791
Total noninterest expense	18,117	12,149	571	(506)	30,331

Income before provision for income taxes	8,540	2,104	(1,011)	—	9,633
Provision for income taxes	2,042	1,116	1	—	3,159

Net income	6,498	988	(1,012)	—	6,474
Less: Net income attributable to noncontrolling interest	—	254	—	—	254

Net income attributable to Bank of Commerce Holdings	$6,498	$734	$(1,012)	$—	$6,220
Less: Preferred dividend and accretion on preferred stock	—	—	940	—	940

Income available to common shareholders	$6,498	$734	$(1,952)	$—	$5,280

(Dollars in thousands)	December 31, 2009
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$29,496	$(159)	$(546)	$—	$28,791
Provision for loan losses	9,475	—	—	—	9,475
Total noninterest income	4,958	5,884	—	(200)	10,642
Total noninterest expense	16,038	4,862	300	(200)	21,000

Income before provision for income taxes	8,941	863	(846)	—	8,958
Provision for income taxes	2,363	326	1	—	2,690

Net income	6,578	537	(847)	—	6,268
Less: Net income attributable to noncontrolling interest	—	263	—	—	263

Net income attributable to Bank of Commerce Holdings	$6,578	$274	$(847)	$—	$6,005
Less: Preferred dividend and accretion on preferred stock	—	—	942	—	942

Income available to common shareholders	$6,578	$274	$(1,789)	$—	$5,063

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present financial information about the Company’s reportable operating segments as of December 31, 2011, and December 31, 2010:

(Dollars in thousands)	December 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$922,949	$28,830	$127,341	$(138,429)	$940,691
Total portfolio loans, gross	$594,372	$—	$—	$(9,684)	$584,688
Total deposits	$671,607	$—	$—	$(4,334)	$667,273

(Dollars in thousands)	December 31, 2010
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$923,832	$23,912	$118,173	$(126,784)	$939,133
Total portfolio loans, gross	$606,646	$—	$2,289	$(8,139)	$600,796
Total deposits	$655,802	$—	$—	$(7,100)	$648,702

NOTE 26. RELATED PARTY TRANSACTIONS

Some of the directors, officers, employees, and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2011, and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Balance at beginning of year	$9,228	$9,469
New loan additions	2,309	1,248
Advances on existing lines of credit	27,145	15,704
Principal repayments	(29,263)	(17,017)
Reclassifications (1)	—	(176)

Balance at end of year	$9,419	$9,228

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2011 and 2010, deposits of related parties amounted to $15.4 million and $18.4 million, respectively. As of December 31, 2011 and 2010 there were no related party loans, which were past due or classified. At December 31, 2011 and 2010 there was $5.5 million, and $4.6 million respectively, in outstanding loan commitments to related parties. In the opinion of the Company, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 27. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Dollars in thousands)	2011	2010
ASSETS
Cash	$3,321	$4,246
Participation loans, net of allowance for loan and lease losses of $39 thousand in 2010	—	2,250
Investment in:
Bank subsidiary	118,705	106,239
Nonbank subsidiaries	4,510	3,938
Receivable from nonbank subsidiary	800	1,500
Other assets	5	—

Total assets	$127,341	$118,173

LIABILITIES AND SHAREHOLDERS EQUITY
Junior subordinated debentures	$15,465	$15,465
Other liabilities	1,414	1,560

Total liabilities	16,879	17,025
Shareholders’ equity	110,462	101,148

Total liabilities and shareholders’ equity	$127,341	$118,173

Condensed Statements of Operation

Year Ended December 31,

(Dollars in thousands)	2011	2010	2009
Condensed Statements of Income
INCOME
Other income	$206	$239	$300
Dividends from subsidiaries	—	1,033	2,503

Total income	206	1,272	2,803
EXPENSES
Management fees paid to subsidiaries	438	313	130
Other expenses	586	937	1,016

Total expenses	1,024	1,250	1,146

Income before income taxes and equity in undistributed net income of subsidiaries	(818)	22	1,657
Income tax expense	1	1	1

Income before equity in undistributed net income of subsidiaries	(819)	21	1,656
Equity in undistributed net income of subsidiaries	8,623	6,453	4,612

Net income	$7,804	$6,474	$6,268
Less: Net income attributable to noncontrolling interest	549	254	263

Net income attributable to Bank of Commerce Holdings	$7,255	$6,220	$6,005

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Dollars in thousands)	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$7,804	$6,474	$6,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(39)	—	—
Compensation associated with stock options	25	34	34
Other Assets	(5)	—	80
Other Liabilities	(144)	(12)	(71)
Equity in undistributed net income of subsidiaries	(8,624)	(6,453)	(4,612)

Net cash (used) provided by operating activities	(983)	43	1,699
INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	(2,700)	(26,500)	—
Repayments for investments in and advances to subsidiaries	700	—	—
Participation loan payments	2,289	180	631
Participation loan purchased	—	—	1,578
Cash paid in acquisition of mortgage subsidiary	—	—	(1,500)

Net cash (used) provided by investing activities	289	(26,320)	709
FINANCIAL ACTIVITIES:
Proceeds from the issuance of Series B, preferred stock, net	19,931	—	—
Retirement of Series A, preferred stock	(17,000)	—	—
Proceeds from issuance of common stock, net	—	32,971	—
Other Equity transactions, net	(125)	—	22
Cash dividends paid on common stock	(2,039)	(2,575)	(2,265)
Cash dividends paid on preferred stock	(998)	(850)	(852)

Net cash provided (used) by financing activities	(231)	29,546	(3,095)
Changes in cash and cash equivalents	(925)	3,269	(687)
Cash and cash equivalents, beginning of year	4,246	977	1,664

Cash and cash equivalents, end of year	$3,321	$4,246	$977

NOTE 28. GAIN ON SETTLEMENT OF PUT RESERVE

In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; the Company received $1.8 million in cash and returned $300 thousand in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee. Management has considered the impact of the lack of loss guarantee in estimating the ALLL related to the ITIN loan portfolio at December 31, 2011 and 2010, respectively.

The put reserve was part of the April 17, 2009 loan swap transaction in which the Company purchased a pool of ITIN residential mortgages in exchange for a combination of certain nonperforming loans and cash. The put reserve was an irrevocable first loss guarantee from the seller that provided us the right to put back delinquent ITIN loans to the seller that were 90 days or more delinquent up to an aggregate amount of $3.5 million. This guarantee was backed by a seller cash deposit with the Company that was restricted for this sole purpose. The

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

seller’s cash deposit was classified as a deposit liability in the Company’s Consolidated Balance Sheets. At the end of the term of the loss guarantee, the Company was required to return the remaining unused cash deposit to the seller.

During the period from March 2010 to September 2010, thirteen ITIN loans with an aggregate principal amount of $1.4 million were returned to the seller under the loss guarantee, reducing the deposit liability to approximately $2.1 million prior to reaching the settlement with the seller to eliminate the loss guarantee arrangement.

NOTE 29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2011.

2011

(Dollars in thousands, except for share information)	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,665	$8,517	$8,446	$8,459	$34,087
Provision for loan losses	2,400	2,580	2,211	1,800	8,991
Noninterest income	3,452	3,625	5,301	5,392	17,770
Noninterest expense	7,646	7,854	7,742	8,984	32,226

Income before taxes	2,071	1,708	3,794	3,067	10,640
Provision for income tax	431	216	1,403	786	2,836
(Less) Income noncontrolling interest	(24)	6	348	219	549

Net income	1,664	1,486	2,043	2,062	7,255
Preferred dividend and accretion on preferred stock	235	235	334	139	943

Income available to common shareholders	$1,429	$1,251	$1,709	$1,923	$6,312
Per common share:
Basic earnings per share	$0.08	$0.07	$0.10	$0.12	$0.37
Diluted earnings per share	$0.08	$0.07	$0.10	$0.12	$0.37
Dividends declared per share	$0.03	$0.03	$0.03	$0.03	$0.12

2010

(Dollars in thousands, except per share information)	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$7,547	$8,181	$8,678	$8,617	$33,023
Provision for loan losses	2,250	1,600	4,450	4,550	12,850
Noninterest income	3,914	3,327	5,648	6,902	19,791
Noninterest expense	7,187	7,509	7,296	8,339	30,331

Income before taxes	2,024	2,399	2,580	2,630	9,633
Provision for income tax	744	750	916	749	3,159
(Less) Income noncontrolling interest	(255)	144	105	260	254

Net income	1,535	1,505	1,559	1,621	6,220
Preferred dividend and accretion on preferred stock	235	236	235	234	940

Income available to common shareholders	$1,300	$1,269	$1,324	$1,387	$5,280
Per common share:
Basic earnings per share	$0.15	$0.08	$0.08	$0.08	$0.39
Diluted earnings per share	$0.15	$0.08	$0.08	$0.08	$0.39
Dividends declared per share	$0.06	$0.06	$0.03	$0.03	$0.18

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2011, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2011 annual meeting of shareholders under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Information on Executive and Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Voting Security Ownership of Certain Beneficial Holders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

(1) Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description of Document

3.1+	Amended and Restated Articles of Incorporation

3.2+	Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to EX-3.1 of the Form 8-K filed 9/27/2011

4.3	Form of Certificate for the Series B Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 9/27/2011

10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.1 of the Form 8-K filed 9/27/2011

10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.2 of the Form 8-K filed 9/27/2011

10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock, incorporated by reference to EX-10.3 of the Form 8-K filed 9/27/2011

10.4	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998

10.5*	2010 Equity Incentive Plan, incorporated by reference to Appendix D of the Definitive Proxy Statement for the 2010 Annual Shareholder Meeting filed 4/12/2010

10.6*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998

10.7*	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998

10.8*	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998

10.9	Office building lease by and between Waybright #3 Partners and Redding Bank of Commerce dated 9/23/2005 incorporated by reference to EX-99.1 of the Form 8-K filed 9/26/2005

10.10*	Salary Continuation Agreement with Randy Eslick dated April 1, 2006, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit No.	Description of Document

10.11*	Amended Salary Continuation Agreement with Linda Miles dated December 31, 2006, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007

10.12*	Amended Salary Continuation Agreement with Patrick Moty dated September 27, 2007, incorporated by reference to EX-10.23 of the Form 8-K filed 9/27/2007

10.13*+	Form of Salary Continuation Agreement with Samuel Jimenez , Robert Oberg and Theodore Cumming dated 01/22/2009, 06/01/2011, and 01/22/2009, respectively.

10.14*	Employment Agreement Moty dated September 27, 2007, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007

10.15*	Employment Agreement with Randy Eslick dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.16*	Employment Agreement with Linda Miles dated January 1, 2011, incorporated by reference to EX-26 of the Form 8-K filed 3/17/2011

10.17*	Employment Agreement with Robert Oberg dated January 1, 2011, incorporated by reference to EX-26 of the Form 8-K filed 3/17/2011

10.18*	Employment Agreement with Samuel Jimenez dated October 14,2008, incorporated by reference to Exhibit 22 of the Form 8-K filed 10/17/2008

10.19*	Employment Agreement with Theodore Cumming dated October 14,2008, incorporated by reference to Exhibit 22 of the Form 8-K filed 10/17/2008

14	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003

21.1+	Subsidiaries of the Company

23.1+	Consent of Moss Adams LLP

24+	Power of Attorney (included on signature page to this report)

31.1+	Certification of Patrick J. Moty pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification pursuant to Section 1350

99.1+	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2+	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101.INS+	XBRL Instance Document

101.SCH+	XBRL Schema Document

101.CAL+	XBRL Calculation Linkbase Document

101.DEF+	XBRL Definition Linkbase Document

101.LAB+	XBRL Label Linkbase Document

101.PRE+	XBRL Presentation Linkbase Document

+	Filed herewith
*	Executive Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 09, 2012.

BANK OF COMMERCE HOLDINGS

By	/s/ Patrick J. Moty
Patrick J. Moty
President, Chief Executive
Officer and Director of Redding Bank of Commerce and Bank of Commerce Holdings

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty	President and Chief Executive Officer	March 09, 2012

/s/ Samuel D. Jimenez	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 09, 2012

/s/ Kenneth R. Gifford, Jr.	Chairman of the Board	March 09, 2012

/s/ David H. Scott	Director	March 09, 2012

/s/ Lyle L. Tullis	Director	March 09, 2012

/s/ Jon Halfhide	Director	March 09, 2012

/s/ Orin Bennett	Director	March 09, 2012

/s/ Gary Burks	Director	March 09, 2012

/s/ Joseph Gibson	Director	March 09, 2012

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1+	Amended and Restated Articles of Incorporation

3.2+	Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to EX-3.1 of the Form 8-K filed 9/27/2011

4.3	Form of Certificate for the Series B Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 9/27/2011

10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.1 of the Form 8-K filed 9/27/2011

10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.2 of the Form 8-K filed 9/27/2011

10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock, incorporated by reference to EX-10.3 of the Form 8-K filed 9/27/2011

10.4	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998

10.5*	2010 Equity Incentive Plan, incorporated by reference to Appendix D of the Definitive Proxy Statement for the 2010 Annual Shareholder Meeting filed 4/12/2010

10.6*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998

10.7*	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998

10.8*	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998

10.9	Office building lease by and between Waybright #3 Partners and Redding Bank of Commerce dated 9/23/2005 incorporated by reference to EX-99.1 of the Form 8-K filed 9/26/2005

10.10*	Salary Continuation Agreement with Randy Eslick dated April 1, 2006, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006

10.11*	Amended Salary Continuation Agreement with Linda Miles dated December 31, 2006, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007

10.12*	Amended Salary Continuation Agreement with Patrick Moty dated September 27, 2007, incorporated by reference to EX-10.23 of the Form 8-K filed 9/27/2007

10.13*+	Form of Salary Continuation Agreement with Samuel Jimenez , Robert Obert and Theodore Cumming dated 01/22/2009, 06/01/2011, and 01/22/2009, respectively.

10.14*	Employment Agreement Moty dated September 27, 2007, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007

EXHIBIT INDEX

Exhibit No.	Description of Document

10.15*	Employment Agreement with Randy Eslick dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.16*	Employment Agreement with Linda Miles dated January 1, 2011, incorporated by reference to EX-26 of the Form 8-K filed 3/17/2011

10.17*	Employment Agreement with Robert Oberg dated January 1, 2011, incorporated by reference to EX-26 of the Form 8-K filed 3/17/2011

10.18*	Employment Agreement with Samuel Jimenez dated October 14,2008, incorporated by reference to Exhibit 22 of the Form 8-K filed 10/17/2008

10.19*	Employment Agreement with Theodore Cumming dated October 14,2008, incorporated by reference to Exhibit 22 of the Form 8-K filed 10/17/2008

14	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003

21.1+	Subsidiaries of the Company

23.1+	Consent of Moss Adams LLP

24+	Power of Attorney (included on signature page to this report)

31.1+	Certification of Patrick J. Moty pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification pursuant to Section 1350

99.1+	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2+	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101.INS+	XBRL Instance Document

101.SCH+	XBRL Schema Document

101.CAL+	XBRL Calculation Linkbase Document

101.DEF+	XBRL Definition Linkbase Document

101.LAB+	XBRL Label Linkbase Document

101.PRE+	XBRL Presentation Linkbase Document

+	Filed herewith
*	Executive Contract, Compensatory Plan or Arrangement