Form 10-Q
period 2012-03-31
Bank of Commerce Holdings
filed 2012-05-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Outstanding shares of Common Stock, no par value, as of March 31, 2012: 16,505,512

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Dollars in thousands)	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Cash and due from banks	$40,564	$21,442
Interest bearing due from banks	24,165	26,676

Total cash and cash equivalents	64,729	48,118
Securities available-for-sale, at fair value	192,880	203,524
Portfolio loans	590,784	584,725
Allowance for loan and lease losses	(11,373)	(10,622)

Net loans	579,411	574,103
Mortgage loans held-for-sale, at fair value	—	16,092
Mortgage loans held-for-sale, at lower of cost or market	45,467	48,276
Bank premises and equipment, net	9,965	9,752
Goodwill	3,820	3,833
Other real estate owned	1,913	3,731
Other assets	32,399	33,262

TOTAL ASSETS	$930,584	$940,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$101,436	$116,193
Demand - interest bearing	178,332	179,597
Savings accounts	90,834	89,012
Certificates of deposit	293,137	282,471

Total deposits	663,739	667,273
Securities sold under agreements to repurchase	13,478	13,779
Federal Home Loan Bank borrowings	110,000	109,000
Mortgage warehouse lines of credit	217	7,600
Junior subordinated debentures	15,465	15,465
Other liabilities	14,106	13,984

Total Liabilities	817,005	827,101
COMMITMENTS AND CONTINGENICES (NOTE 10)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2012 and 2011	19,931	19,931
Common stock , no par value, 50,000,000 shares authorized; 16,991,495 shares issued; 16,505,512 outstanding on March 31, 2012 and 16,991,495 outstanding on December 31, 2011	41,189	43,115
Retained earnings	47,047	45,671
Accumulated other comprehensive income (loss), net of tax	2,108	1,745

Total Equity – Bank of Commerce Holdings	110,275	110,462
Noncontrolling interest in subsidiary	3,304	3,128

Total Stockholders’ Equity	113,579	113,590

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$930,584	$940,691

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three months ended March 31, 2012 and March 31, 2011

	For the three months ended March 31,
(Amounts in thousands)	2012	2011
Interest income:
Interest and fees on loans	$8,867	$9,033
Interest on tax-exempt securities	580	532
Interest on U.S. government securities	391	678
Interest on other securities	732	651

Total interest income	10,570	10,894

Interest expense:
Interest on demand deposits	157	226
Interest on savings deposits	116	246
Interest on certificates of deposit	1,065	1,313
Interest on securities sold under repurchase agreements	6	14
Interest on Federal Home Loan Bank borrowings	150	164
Interest on other borrowings	611	266

Total interest expense	2,105	2,229

Net interest income	8,465	8,665
Provision for loan losses	1,300	2,400

Net interest income after provision for loan and lease losses	7,165	6,265

Noninterest income:
Service charges on deposit accounts	47	50
Payroll and benefit processing fees	155	128
Earnings on cash surrender value – Bank owned life insurance	113	111
Gain on investment securities, net	645	258
Merchant credit card service income, net	35	270
Mortgage banking revenue, net	4,932	2,533
Other income	125	102

Total noninterest income	6,052	3,452

Noninterest expense:
Salaries and related benefits	5,982	4,214
Occupancy and equipment expense	862	728
Write down of other real estate owned	—	187
Federal Deposit Insurance Corporation insurance premium	212	372
Data processing fees	70	99
Professional service fees	663	574
Deferred compensation expense	144	127
Stationery and supplies	73	51
Postage	38	46
Directors’ expenses	72	74
Other expenses	1,763	1,174

Total noninterest expense	9,879	7,646

Income before provision for income taxes	3,338	2,071
Provision for income taxes	1,102	431

Net Income	2,236	1,640

Less: Net income (loss) attributable to noncontrolling interest	176	(24)
Net income attributable to Bank of Commerce Holdings	$2,060	$1,664

Less: Preferred dividend and accretion on preferred stock	186	235

Income available to common shareholders	$1,874	$1,429

Basic earnings per share	$0.11	$0.08
Weighted average shares - basic	16,805	16,991
Diluted earnings per share	$0.11	$0.08
Weighted average shares – diluted	16,805	16,991

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31, 2012 and March 31, 2011

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Net income	$2,236	$1,640
Available-for-sale securities:
Unrealized gains arising during the period	1,190	2,007
Reclassification adjustments for net gains realized in earnings, net of tax	(379)	(144)
Income tax expense related to unrealized gains	(490)	(826)

Net change in unrealized gains	321	1,037
Derivatives:
Unrealized gains arising during the period	124	659
Reclassification adjustment for net gains realized in earnings, net of tax	(29)	—
Income tax expense related to unrealized gain	(53)	(271)

Net change in unrealized gains	42	388

Other comprehensive income, net of tax	363	1,425

Comprehensive income	2,599	3,065
Less: Comprehensive income noncontrolling interest	176	(24)

Comprehensive income – Bank of Commerce Holdings	$2,423	$3,089

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2011 and three months ended March 31, 2012

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income					7,255		7,255	549	7,804
Other comprehensive income, net of tax						2,254	2,254		2,254

Comprehensive income							9,509		10,058
Redemption of Series A preferred stock	(17,000)						(17,000)		(17,000)
Accretion on Series A preferred stock	269				(269)		—		—
Issuance of Series B preferred stock, net	19,931						19,931		19,931
Preferred stock dividend					(998)		(998)		(998)
Common stock warrants repurchased and retired		(449)		324			(125)		(125)
Common cash dividend ($0.12 per share)					(2,039)		(2,039)		(2,039)
Compensation expense associated with stock options				36			36		36

Balance at December 31, 2011	$19,931	$—	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590

Unaudited

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income				2,060		2,060	176	2,236
Other comprehensive income, net of tax					363	363		363

Comprehensive income						2,423		2,599
Preferred stock dividend				(186)		(186)		(186)
Repurchase of common stock held in treasury		(486)	(1,963)			(1,963)		(1,962)
Common cash dividend ($0.03 per share)				(498)		(498)		(498)
Compensation expense associated with stock options			37			37		37

Balance at March 31, 2012	$19,931	16,505	$41,189	$47,047	$2,108	$110,275	$3,304	$113,579

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2012 and March 31, 2011

(Dollars in thousands)	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$2,236	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,300	2,400
Provision for depreciation and amortization	251	221
Compensation expense associated with stock options	37	13
Reclassification of earnings from gains on derivatives	(50)	—
Gain on sale of mortgage loans	(7,573)	(3,028)
Gross proceeds from sales of loans held-for-sale, carried at cost	85,925	148,060
Gross proceeds from sales of loans held-for-sale, carried at fair value	184,962	—
Gross originations of loans held-for-sale, carried at cost	(83,746)	(121,000)
Gross originations of loans held-for-sale, carried at fair value	(160,669)	—
Gain on sale of securities available-for-sale	(645)	(258)
Amortization of investment premiums and accretion of discounts, net	380	256
Loss on sale of other real estate owned	369	162
Write down of other real estate owned	—	187
(Increase) decrease in deferred income taxes	(467)	434
Increase in cash surrender value of bank owned life policies	(93)	(93)
Decrease in other assets	1,182	442
Increase in deferred compensation	122	115
Increase in deferred loan fees	8	14
Increase (decrease) in other liabilities	212	(6,526)

Net cash provided by operating activities	23,741	23,039

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	4,385	3,452
Proceeds from sale of available-for-sale securities	25,466	23,048
Purchases of available-for-sale securities	(18,398)	(21,217)
Loan originations, net of principal repayments	(6,751)	(5,915)
Purchase of premises and equipment, net	(464)	(262)
Proceeds from the sale of other real estate owned	1,582	171
Proceeds from the termination of interest rate swaps	—	3,000

Net cash provided by investing activities	5,820	2,277

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(14,199)	(10,979)
Net increase (decrease) in certificates of deposit	10,666	(9,634)
Net (decrease) increase in securities sold under agreements to repurchase	(301)	1,059
Advances on term debt	303,899	56,000
Repayment of term debt	(310,282)	(56,000)
Repurchase of common stock held in treasury	(1,962)	—
Cash dividends paid on common stock	(510)	(509)
Cash dividends paid on preferred stock	(261)	(213)

Net cash used in financing activities	(12,950)	(20,276)

Net increase in cash and cash equivalents	16,611	5,040
Cash and cash equivalents at beginning of year	48,118	63,256

Cash and cash equivalents at end of year	$64,729	$68,296

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three months ended March 31, 2012 and March 31, 2011

(Dollars in thousands)	March 31, 2012	March 31, 2011
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$583	$—
Interest	$2,102	$2,045
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$134	$2,099

Changes in unrealized gain (loss) on investment securities available-for-sale	$545	$1,762
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(224)	(725)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$321	$1,037

Changes in unrealized (loss) gain on derivatives	$124	$659
Changes in deferred tax asset related to changes in unrealized loss on derivatives	(53)	(271)

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$71	$388

Reclassification of earnings from gains on derivatives	$(50)	$—
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	21	—

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(29)	$—

Accretion of preferred stock, Series A	$—	$22

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (BHC) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of CommerceTM and Roseville Bank of CommerceTM, a division of Redding Bank of Commerce (the “Bank”). The Holding Company’s majority owned subsidiary is Bank of Commerce Mortgage (the “Mortgage Company”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), the valuation of goodwill and other real estate owned (OREO), accounting for income taxes, and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income and earnings per share (EPS).

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2011 Annual Report on Form 10-K. The results of operations and cash flows for the 2012 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank, and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2012, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”) . As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU No. 2011-12, Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this Update affect all public and nonpublic entities that report items of other comprehensive income in any period presented. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. Pursuant to the adoption of ASU 2011-05, the Company presents total of comprehensive income, the components of net income, and the components of other comprehensive income, in two separate but consecutive statements. As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations, or provide additional reporting burden.

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

FASB ASU No. 2011-10, Property, Plant, and Equipment (Topic 360) Derecognition of in Substance Real Estate—a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Subtopic 810-10, Consolidation - Overall, requires that a parent deconsolidate a subsidiary if the parent ceases to have a controlling financial interest in the subsidiary (except for a sale of in substance real estate). However, in situations other than a sale of in substance real estate, differing views exist in practice on whether the parent of an in substance real estate subsidiary must satisfy the criteria in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, in order to derecognize the in substance real estate. The objective of this Update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of this Update is not expected to have a significant effect on the Company’s reported consolidated financial position and results of operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 3. EARNINGS PER SHARE

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

The following is a computation of basic and diluted EPS for the three months ended March 31, 2012, and 2011:

(Dollars in thousands, except per share data)	March 31,
Earnings Per Share	2012	2011
NUMERATORS:
Net income attributable to Bank of Commerce Holdings	$2,060	$1,664
Less:
Preferred stock dividends	186	213
Accretion on preferred stock	—	22

Net earnings available to common shareholders	$1,874	$1,429

DENOMINATORS:
Weighted average number of common shares outstanding - basic	16,805	16,991
Effect of potentially dilutive common shares (1)	—	—

Weighted average number of common shares outstanding - diluted	16,805	16,991

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.08
Diluted	$0.11	$0.08

Anti-dilutive options not included in earnings per share calculation	410,455	300,080
Anti-dilutive warrants not included in earnings per share calculation	—	435,405

(1)	Represents the effects of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

During October 2011, the Company repurchased and retired the common stock warrant issued to the holders of Series A, preferred stock pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders for the year ended December 31, 2011. As such, the Company did not have anti-dilutive common stock warrants at March 31, 2012.

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

During the three months ended March 31, 2012, the Company repurchased 485,983 common shares pursuant to the Company’s publicly announced corporate stock repurchase plan.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4. SECURITIES

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security. The Company did not have any transfers in or out of the various securities classifications during the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2012, and December 31, 2011:

(Dollars in thousands)	As of March 31, 2012
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of state and political subdivisions	$69,651	$2,797	$(80)	$72,368
Residential mortgage backed securities and collateralized mortgage obligations	47,963	705	(252)	48,416
Corporate securities	46,883	402	(1,064)	46,221
Other asset backed securities	26,294	57	(476)	25,875

Total	$190,791	$3,961	$(1,872)	$192,880

(Dollars in thousands)	As of December 31, 2011
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of state and political subdivisions	$74,444	$2,929	$(47)	$77,326
Residential mortgage backed securities and collateralized mortgage obligations	60,160	669	(219)	60,610
Corporate securities	42,525	102	(1,807)	40,820
Other asset backed securities	24,850	65	(147)	24,768

Total	$201,979	$3,765	$(2,220)	$203,524

The amortized cost and estimated fair value of available-for-sale securities as of March 31, 2012, are shown below.

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$5,440	$5,463
One year through five years	65,185	65,618
Five years through ten years	42,476	42,969
After ten years	77,690	78,830

	$190,791	$192,880

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2012, the Company held $51.6 million in securities with safekeeping institutions for pledging purposes. Of this amount, $26.3 million are currently pledged for public funds collateral, collateralized repurchase agreements, Federal Home Loan Bank (FHLB) borrowings, and interest rate swap contracts.

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Proceeds from sales of securities	$25,466	$23,048

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$591	$51
Residential mortgage backed securities and collateralized mortgage obligations	12	130
Corporate securities	113	85

Total gross realized gains on sales of securities	$716	$266

Gross realized losses on sales of securities
U.S. Treasury and agencies	$—	$(5)
Obligations of state and political subdivisions	—	(3)
Residential mortgage backed securities and collateralized mortgage obligations	(72)	—

Total gross realized losses on sales of securities	$(72)	$(8)

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at March 31, 2012, and December 31, 2011. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of March 31, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$6,093	$(80)	$—	$—	$6,093	$(80)
Residential mortgage backed securities and collateralized mortgage obligations	11,815	(252)	—	—	11,815	(252)
Corporate securities	19,952	(829)	3,259	(235)	23,211	(1,064)
Other asset backed securities	18,206	(421)	2,258	(55)	20,464	(476)

Total temporarily impaired securities	$56,066	$(1,582)	$5,517	$(290)	$61,583	$(1,872)

	As of December 31, 2011
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$5,456	$(44)	$362	$(3)	$5,818	$(47)
Residential mortgage backed securities and collateralized mortgage obligations	19,106	(216)	1,252	(3)	20,358	(219)
Corporate securities	32,514	(1,634)	1,820	(173)	34,334	(1,807)
Other asset backed securities	16,240	(139)	2,304	(8)	18,544	(147)

Total temporarily impaired securities	$73,316	$(2,033)	$5,738	$(187)	$79,054	$(2,220)

At March 31, 2012 and December 31, 2011, fifty-eight and sixty-eight securities were in an unrealized loss position, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The majority of the available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2012, are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class and it is not more than not the Company will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

In assessing a security for other-than-temporary impairment or permanent impairment the Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other than temporary impairment (OTTI). If we do not intend to sell the security and it is more likely than not we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. The Company did not recognize any impairment losses for the three months ended March 31, 2012 and for the year ended December 31, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at March 31, 2012, and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$138,334	$138,411
Real estate – construction loans	28,100	26,064
Real estate – commercial (investor)	224,725	219,864
Real estate – commercial (owner occupied)	67,911	65,885
Real estate – ITIN loans	63,759	64,833
Real estate – mortgage	19,043	19,679
Real estate – equity lines	44,373	44,445
Consumer	4,426	5,283
Other	84	224

Gross portfolio loans	$590,755	$584,688
Less:
Deferred loan fees, net	(29)	(37)
Allowance for loan and lease losses	11,373	10,622

Net portfolio loans	$579,411	$574,103

Gross loan balances in the table above include net discounts of $44 thousand and $87 thousand as of March 31, 2012, and December 31, 2011, respectively.

Loans are reported as past due when any portion of principal and interest are not received on their respective contractual due date. The days past due will continue to increase for each day until full principal and interest are received (i.e. if payment is not received within thirty days of the due date, the loan will be considered thirty days past due; if payment is not received within sixty days of the due date, the loan will be considered sixty days past due, etc). Loans that become ninety days past due are generally placed in nonaccrual status.

Age analysis of past due loans, segregated by class of loans, as of March 31, 2012, and December 31, 2011, were as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
March 31, 2012
Commercial	$—	$—	$—	$—	$138,334	$138,334	$—
Commercial real estate:
Construction	—	—	26	26	28,074	28,100	—
Other	2,598	—	3,576	6,174	286,462	292,636	—
Residential:
1-4 family	3,710	886	5,855	10,451	72,351	82,802	—
Home equities	775	149	—	924	43,449	44,373	—
Consumer	2	—	—	2	4,508	4,510	—

Total	$7,085	$1,035	$9,457	$17,577	$573,178	$590,755	$—

December 31, 2011
Commercial	$1,522	$—	$49	$1,571	$136,840	$138,411	$—
Commercial real estate:
Construction	—	—	26	26	26,038	26,064	—
Other	4,165	—	3,688	7,853	277,896	285,749	—
Residential:
1-4 family	7,342	1,084	6,664	15,090	69,422	84,512	75
Home equities	281	68	373	722	43,723	44,445	20
Consumer	5	—	—	5	5,502	5,507	—

Total	$13,315	$1,152	$10,800	$25,267	$559,421	$584,688	$95

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes impaired loans by loan class as of March 31, 2012, and December 31, 2011:

(Dollars in thousands)	As of March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$105	$151	$—
Other	4,340	7,500	—
Residential:
1-4 family	8,968	13,009	—
Home equities	302	500	—

Total with no related allowance recorded	$13,715	$21,160	$—
With an allowance recorded:
Commercial real estate:
Other	$16,660	$16,660	$1,463
Residential:
1-4 family	8,495	8,998	883
Home equities	401	401	44

Total with an allowance recorded	$25,556	$26,059	$2,390
Subtotal:
Commercial real estate	$21,105	$24,311	$1,463
Residential	$18,166	$22,908	$927

Total impaired loans	$39,271	$47,219	$2,390

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$106	$151	$—
Other	4,488	7,500	—
Residential:
1-4 family	8,204	11,745	—
Home equities	353	548	—

Total with no related allowance recorded	$13,151	$19,944	$—
With an allowance recorded:
Commercial	$49	$49	$7
Commercial real estate:
Other	16,679	16,679	1,218
Residential:
1-4 family	9,471	10,106	1,119
Home equities	423	423	46

Total with an allowance recorded	$26,622	$27,257	$2,390
Subtotal:
Commercial	$49	$49	$7
Commercial real estate	$21,273	$24,330	$1,218
Residential	$18,451	$22,822	$1,165

Total impaired loans	$39,773	$47,201	$2,390

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

Regarding this specific home equity loan pool, the Bank will charge off any loans that go more than 90 days past due. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that at the time these loans become 90 days past due, it is likely that the Company will not collect the remaining principal balance on the loan.

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $230 thousand and $354 thousand for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$—	$49
Commercial real estate:
Construction	105	106
Other	5,943	6,104
Residential:
1-4 family	14,544	14,806
Home equities	302	353

Total	$20,894	$21,418

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$—	$—	$2,579	$—
Commercial real estate:
Construction	105	—	2,947	99
Other	21,090	62	8,611	71
Residential:
1-4 family	17,427	17	16,857	119
Home equities	802	4	1,445	23

Total	$39,424	$83	$32,439	$312

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

During the three months ended March 31, 2012, the Company restructured seven loans, six of which were restructured to grant interest rate concessions, and one loan was restructured to grant interest rate and principal concessions. During the three months ended March 31, 2011, the Company restructured eighteen loans, seventeen of which were restructured to grant interest rate concessions, and one loan was restructured to grant both interest rate and maturity concessions.

At March 31, 2012 and December 31, 2011, impaired loans of $17.9 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Company had $31.2 million in TDRs compared to $31.3 million as of December 31, 2011. As of March 31, 2012, the Company had one hundred and four restructured loans that qualified as TDRs, of which seventy-seven were performing according to their restructured terms. TDRs represented 5.29% of gross portfolio loans as of March 31, 2012, compared with 5.35% at December 31, 2011. The Company did not have any defaults during the three months ended March 31, 2012 and 2011, on loans that were restructured within the previous twelve months of their respective reporting periods.

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)	March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
1-4 family	5	$552	$572
Home equities	2	410	362

Total	7	$962	$934

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	March 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$119	$119
Residential:
1-4 family	15	1,543	1,468
Home equities	2	182	184

Total	18	$1,844	$1,771

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	March 31, 2012
	Performing	Nonperforming	Total
Commercial	$138,334	$—	$138,334
Commercial real estate:
Construction	27,995	105	28,100
Other	286,693	5,943	292,636
Residential:
1-4 family	68,258	14,544	82,802
Home equities	44,071	302	44,373
Consumer	4,510	—	4,510

Total	$569,861	$20,894	$590,755

(Dollars in thousands)	December 31, 2011
	Performing	Nonperforming	Total
Commercial	$138,362	$49	$138,411
Commercial real estate:
Construction	25,958	106	26,064
Other	279,645	6,104	285,749
Residential:
1-4 family	69,631	14,881	84,512
Home equities	44,072	373	44,445
Consumer	5,507	—	5,507

Total	$563,175	$21,513	$584,688

In conjunction with evaluating the performing versus nonperforming nature of the Company’s loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (grade) for each loan class:

Pass Grade – Borrowers classified as Pass Grades specifically demonstrate:

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

Notes to Unaudited Consolidated Financial Statements

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

Substandard Grade – A Substandard credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard credits have a well-defined weakness or weaknesses that jeopardize the liquidation or timely collection of the debt. Substandard credits are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. However, a potential loss does not have to be recognizable in an individual credit for it to be considered a substandard credit. As such, substandard credits may or may not be classified as impaired.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

•	Forfeiture statutes for assets involved in criminal activities,

•	Protracted repayment terms outside of policy that are for longer than the same type of credit in the Company portfolio,

•	Any other relevant quantitative or qualitative factor that negatively affects the current net worth and paying capacity of the borrower or of the collateral pledged, if any.

Doubtful Grade – A credit risk rated as Doubtful has all the weaknesses inherent in a credit classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. As such, all doubtful loans are considered impaired. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of March 31, 2012, and December 31, 2011:

(Dollars in thousands)	March 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$119,542	$8,346	$4,558	$5,888	$—	$138,334
Commercial real estate:
Construction	16,286	11,709	—	105	—	28,100
Other	237,159	17,688	16,218	21,571	—	292,636
Residential:
1-4 family	63,532	1,807	—	17,463	—	82,802
Home equities	40,249	2,397	—	1,727	—	44,373
Consumer	3,919	522	—	69	—	4,510

Total	$480,687	$42,469	$20,776	$46,823	$—	$590,755

(Dollars in thousands)	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$117,770	$10,186	$4,351	$6,104	$—	$138,411
Commercial real estate:
Construction	16,450	9,508	—	106	—	26,064
Other	229,581	26,572	7,854	21,742	—	285,749
Residential:
1-4 family	65,987	851	—	17,674	—	84,512
Home equities	39,764	2,923	—	1,758	—	44,445
Consumer	4,766	669	—	72	—	5,507

Total	$474,318	$50,709	$12,205	$47,456	$—	$584,688

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of March 31, 2012, and December 31, 2011:

(Dollars in thousands)	As of March 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(49)	(100)	—	(639)	—	(788)
Recoveries	58	—	—	181	—	239
Provision	(173)	443	(2)	110	922	1,300

Ending balance	$2,609	$4,139	$31	$3,342	$1,252	$11,373

Ending balance: individually evaluated for impairment	$—	$1,463	$—	$927	$—	$2,390
Ending balance: collectively evaluated for impairment	$2,609	$2,676	$31	$2,415	$1,252	$8,983
Financing receivables:
Ending balance	$138,334	$320,736	$4,510	$127,175	$—	$590,755
Ending balance individually evaluated for impairment	$—	$21,105	$—	$18,166	$—	$39,271
Ending balance collectively evaluated for impairment	$138,334	$299,631	$4,510	$109,009	$—	$551,484

(Dollars in thousands)	As of December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,980)	(5,228)	(46)	(4,229)	—	(12,483)
Recoveries	94	100	4	1,075	—	1,273
Provision	1,474	5,024	29	2,283	181	8,991

Ending balance	$2,773	$3,796	$33	$3,690	$330	$10,622

Ending balance: individually evaluated for impairment	$7	$1,218	$—	$1,165	$—	$2,390
Ending balance: collectively evaluated for impairment	$2,766	$2,578	$33	$2,525	$330	$8,232
Financing receivables:
Ending balance	$138,411	$311,813	$5,507	$128,957	$—	$584,688
Ending balance individually evaluated for impairment	$49	$21,273	$—	$18,451	$—	$39,773
Ending balance collectively evaluated for impairment	$138,362	$290,540	$5,507	$110,506	$—	$544,915

The ALLL totaled $11.4 million or 1.93% of total loans at March 31, 2012, compared to $10.6 million or 1.82% at December 31, 2011. The related allowance allocation for the ITIN portfolio which is included in the residential classification was $1.5 million and $1.7 million at March 31, 2012, and December 31, 2011, respectively. In addition, as of March 31, 2012, the Company had $149.3 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $499 thousand in other liabilities.

The ALLL is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The Company’s ALLL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies and ASC Topic 310 Receivables.

The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Management believes that the ALLL was adequately funded as of March 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses.

Approximately 76% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2012, the unallocated allowance amount represented 11% of the ALLL, compared to 4% at December 31, 2011. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

NOTE 6. OTHER REAL ESTATE OWNED

Other Real Estate Owned – OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

Subsequent valuation adjustments are recognized within net loss of OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other noninterest expense in the Consolidated Statements of Operations. In some instances, the Bank may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

At March 31, 2012, and December 31, 2011, the recorded investment in OREO was $1.9 million and $3.7 million, respectively. For the three months ended March 31, 2012, the Company transferred foreclosed property from two loans in the amount of $178 thousand to OREO and adjusted the balances through charges to the ALLL in the amount of $44 thousand relating to the transferred foreclosed property. During this period, the Company sold five properties with balances of $2.0 million for a net loss of $369 thousand. The March 31, 2012 OREO balance consists of eleven properties, of which ten are secured with 1-4 family residential real estate in the amount of $738 thousand. The remaining property consists of improved commercial land in the amount of $1.2 million.

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

The Company’s effective income tax rate was 33.01% for the three months ended March 31, 2012, compared with 20.81% for the three months ended March 31, 2011. During the three months ended March 31, 2011 the Company recorded true-up adjustments resulting in reductions of accrued provision for income tax of $393 thousand. As a result, the effective tax rate for the three months ended March 31, 2011 was inconsistent with our normal effective tax rates reported under normal operating conditions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

NOTE 8. FEDERAL FUNDS PURCHASED

At March 31, 2012 and December 31, 2011, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $70.9 million at March 31, 2012. The Bank had available lines of credit with the Federal Reserve totaling $36.1 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at March 31, 2012. At March 31, 2012, the lines of credit had interest rates ranging from 0.28% to 1.09%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 9. TERM DEBT

The Bank had outstanding secured advances from the FHLB at March 31, 2012 and December 31, 2011 of $110.0 million and $109.0 million, respectively.

Future contractual maturities of FHLB term advances at March 31, 2012 are as follows:

(Dollars in thousands)
Year	Amount
2012	$85,000
2013	15,000
2014	—
2015	10,000
Thereafter	—

Total FHLB advances	$110,000

The maximum amount outstanding from the FHLB under term advances at any month end during the three months ended March 31, 2012, and the year ended December 31, 2011 was $110.0 million and $141.0 million, respectively. The average balance outstanding on FHLB term advances during the three months ended March 31, 2012 and year ended December 31, 2011 was $115.2 million and $115.5 million, respectively. The weighted average interest rate on the borrowings at March 31, 2012 and December 31, 2011 was 0.47% and 0.39%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available-for-sale securities portfolio. As of March 31, 2012, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6.3 million. Furthermore, the Company has pledged $347.4 million of its commercial and real estate mortgage loans, and has borrowed $110.0 million against the pledged loans. As of March 31, 2012, the Company held $10.9 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB are unused as collateral as of March 31, 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases eight sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2012 and 2011 was $385 thousand and $279 thousand, respectively. Rent expense was offset by rent income of $10 thousand and $4 thousand, for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth, as of March 31, 2012, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2012	$596
2013	816
2014	824
2015	422
2016	433
Thereafter	1,841

Total	$4,932

Financial Instruments with Off-Balance-Sheet Risk - The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commitments to extend credit	$149,279	$132,051
Standby letters of credit	3,029	3,149
Guaranteed commitments outstanding	2,819	1,274

Total commitments	$155,127	$136,474

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the three months ended March 31, 2012, and the year ended December 31, 2011, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the three months ended March 31, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the year ended December 31, 2011. At March 31, 2012, approximately $2.5 million of standby letters of credit expire within one year, and $528 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $499 thousand and $422 thousand at March 31, 2012 and December 31, 2011, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the three months ended March 31, 2012, the Company provided additional provisions of $150 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statement of Operations.

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons, among which are (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement, and (3) an early payment default occurs from a mortgage originated by the Company. As of March 31, 2012, the Company has recorded $443 thousand in other liabilities for estimated buy backs for early payment defaults, representations and warranties. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements, and the Company considers the impact to the consolidated financial statements to be immaterial.

Legal Proceedings – On April 19, 2012, the Company tentatively agreed to a legal settlement with Citibank; the settlement agreement is a resolution of a loan repurchase dispute between Bank of Commerce Mortgage and Citibank. The key components of the agreement would require Bank of Commerce Mortgage to pay Citibank up to a maximum of $1.5 million over a thirty month period in exchange for four residential mortgage loans with an aggregate principal balance of $1.6 million. The agreement is subject to a forty-five day due diligence period in which Bank of Commerce Mortgage will thoroughly evaluate and determine the fair market value of the assets received. Given that the Company is currently lacking the critical details a proper due diligence will provide, it is not reasonably possible to estimate an amount of probable loss, if any, from this arrangement.

The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, excluding Citibank, currently pending will not have a material adverse affect on the Company's financial position or results of operations.

Concentrations of Credit Risk – The Company grants real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 76% and 75% of the Company’s loan and lease portfolio at March 31, 2012 and December 31, 2011, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table details activity in accumulated other comprehensive income for the three months ended March 31, 2012.

(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$919	$826	$1,745
Current period comprehensive income	321	42	363

Balance as of March 31, 2012	$1,240	$868	$2,108

Accumulated other comprehensive income in the table above is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income is presented in the Consolidated Statements of Comprehensive Income (Unaudited) included in this document.

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

During August 2010, the Company entered into five forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at February 3, 2011, had effective dates and maturities ranging from March 1, 2012 through March 1, 2017.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of February 3, 2011. Furthermore, the disclosure indicates as of February 3, 2011, the maximum length of time over which the Company hedged its exposure to variability in future cash flows for forecasted transactions.

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

On March 1, 2012, the Company performed on the first leg of the forecasted transaction by executing a six month $75 million floating rate FHLB advance, maturing on August 31, 2012. Accordingly, during March 2012, net gains of $29 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statement of Operations. Management believes the remaining forecasted transactions to be probable.

As of March 31, 2012, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at March 31, 2012, had effective dates and maturities ranging from August 1, 2013, through August 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of March 31, 2012. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $1.5 million as of March 31, 2012. Accordingly, the Company pledged two mortgage backed securities with an amortized cost of $3.5 million and a fair market value of $3.5 million. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

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

The Company enters into mandatory forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of its mandatory residential mortgage loan commitments and mortgage loans held-for-sale. Credit risk associated with mandatory forward contracts is limited to the replacement cost of those forward contracts in a gain position. There was no counterparty default losses on mandatory forward contracts for the three months ended March 31, 2012. Market risk with respect to mandatory forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between mandatory commitments to customers and mandatory forward contracts with broker/dealers.

In the event the Company has mandatory delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving pair off fee to or from the broker/dealer equal to the increase or decrease in the market value of the mandatory forward contract. At March 31, 2012, the Bank had commitments to originate mandatory mortgage loans held-for-sale totaling $80.6 million and mandatory forward sales commitments of $55.5 million.

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

The following table summarizes the notional amount, effective dates and maturity dates of the mandatory residential loan commitments and mandatory forward sales contracts the Company had outstanding with counterparties as of March 31, 2012. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in changes to the fair value of the respective hedged items.

(Dollars in thousands)
Description	Notional Amount	Effective Dates (1)	Maturity (2)
Mandatory residential loan commitments	$80,643	1/17/2012 – 3/30/2012	4/2/2012 – 5/24/2012
Mandatory forward sales contracts	$55,500	2/2/2012 – 3/28/2012	4/12/2012 – 6/20/2012

(1)	Represents the effective date ranges of rate locks on unfunded originations, or origination dates of forward sales contracts.
(2)	Represents the date ranges of maturities on rate lock expirations, or the range of mandatory delivery dates on forward sales contracts.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2012, and December 31, 2011. See Note 13 in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Interest rate lock commitments (1)	Other assets/Other liabilities	$—	$179	$16	$—
Forward sales commitments (1)	Other assets/Other liabilities	85	—	—	251
Forward starting interest rate swaps (2)	Other assets/Other liabilities	—	—	1,472	1,596

Total		$85	$179	$1,488	$1,847

(1)	Derivative not designated as hedging instrument.
(2)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three months ended March 31, 2012 and the year ended December 31, 2011:

(Dollars in thousands)
Description	Income Sheet Location	Mar 31, 2012	Dec 31, 2011
Interest rate lock commitments (1)	Mortgage banking revenue, net	$(195)	$179
Forward sales commitments (1)(2)	Mortgage banking revenue, net	(61)	(652)
Forward starting interest rate swaps (3)	Interest on FHLB borrowings	50	—

Total		$(206)	$(473)

(1)	Derivative not designated as hedging instrument.
(2)	Represents $336 thousand and $(397) thousand in unrealized gains and net cash settlements, respectively.
(3)	Derivative designated as hedging instrument. Gains represent amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 13. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2012, and December 31, 2011, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$64,729	$64,729	$48,118	$48,118
Securities available-for-sale	192,880	192,880	203,524	203,524
Portfolio loans, net	579,411	589,034	574,103	596,249
Mortgages loans held-for-sale, at fair value	—	—	16,092	16,092
Mortgage loans held-for-sale, at lower of cost or fair value	45,467	46,488	48,276	49,530
Interest receivable	3,584	3,584	3,788	3,788
Derivatives	85	85	179	179

Financial liabilities
Deposits	$663,739	$594,323	$667,273	$605,306
Securities sold under agreements to repurchase	13,478	13,465	13,779	13,902
Federal Home Loan Bank advances	110,000	110,130	109,000	109,200
Subordinated debenture	15,465	8,189	15,465	8,013
Earn out payable	200	200	600	600
Interest payable	362	362	358	358
Derivatives	1,488	1,488	1,847	1,847

Off balance sheet financial instruments:	Contract Amount	Contract Amount
Commitments to extend credit	$149,279	$132,051
Standby letters of credit	$3,029	$3,149
Guaranteed commitments outstanding	$2,819	$1,274

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

Notes to Unaudited Consolidated Financial Statements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:

Cash and cash equivalents – The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

Portfolio loans, net – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Given that there are commercial loans with specific terms that are not readily available, the Company believes the fair value of portfolio loans is derived from Level 3 inputs.

Mortgage loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company’s mortgage loans held-for-sale are generally sold within seven to twenty days subsequent to funding. The fair value represents the aggregate dollar value in which the loans were sold at in the secondary market subsequent to March 31, 2012, and December 31, 2011, which approximates their fair values as of the end of the reporting periods, respectively. Therefore, the Company believes the measurement of fair value of portfolio loans is derived from Level 2 inputs.

Interest receivable and payable – The carrying amount of interest receivable and payable approximates its fair value. The Company believes the measurement of the fair value of interest receivable and payable is derived from Level 1 inputs.

Deposits – The Company measures fair value of deposits using Level 2 and Level 3 inputs. The fair value of deposits were derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their expected decay rates for non maturing deposits. The Company is able to obtain FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy. Decay rates were developed through internal analysis, and are supported by the most recent six years of the Bank’s transaction history. The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

Securities sold under agreements to repurchase – The fair value of securities sold under agreements to repurchase is estimated by discounting the expected contractual cash flows under outstanding borrowings at rates equal to the Company’s current offering rate, which approximate general market rates. The Company measures the fair value of securities sold under agreements to repurchase using Level 3 inputs.

FHLB advances – The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of the reporting date. For variable rate FHLB borrowings, the carrying value approximates fair value. The Company measures the fair value of FHLB advances using Level 2 inputs.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At March 31, 2012, future cash flows were discounted at 5.92%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities, derivatives, mortgage loans held-for-sale, and the earn-out payable are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO and goodwill. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write downs of individual assets.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	Fair Value at March 31, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$72,368	$—	$72,368	$—
Corporate securities	46,221	—	46,221	—
Other investment securities (1)	74,291	—	74,291	—
Derivatives – forward sales commitments	85	85	—	—

Total assets measured at fair value	$192,965	$85	$192,880	$—

Derivatives - interest rate lock commitments	$16	$—	$—	$16
Derivatives – forward starting interest rate swap	1,472	—	1,472	—
Earn out payable	200	—	—	200

Total liabilities measured at fair value	$1,688	$—	$1,472	$216

(1)	Principally represents residential mortgage backed securities issued or guaranteed by governmental agencies, and other asset backed securities.

(Dollars in thousands)	Fair Value at December 31, 2011
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$77,326	$—	$77,326	$—
Corporate securities	40,820	—	40,820	—
Other investment securities (1)	85,378	—	85,378	—
Mortgage loans held-for-sale, at fair value (2)	16,092	—	16,092	—
Derivatives - interest rate lock commitments	179	—	—	179

Total assets measured at fair value	$219,795	$—	$219,616	$179

Derivatives – forward sales commitments	$251	$251	$—	$—
Derivatives – forward starting interest rate swap	1,596	—	1,596	—
Earn out payable	600	—	—	600

Total liabilities measured at fair value	$2,447	$251	$1,596	$600

(1)	Principally represents residential mortgage backed securities issued or guaranteed by governmental agencies, and other asset backed securities.
(2)	Mortgage loans held-for-sale with amortized cost of $15.6 million were adjusted to a fair value of $16.1 million, with the amounts of gains from fair value changes included in mortgage banking revenue disclosed in the Consolidated Statements of Operations.

The available-for-sale securities amount in the recurring fair value table above represents securities that have been adjusted to their fair values. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.

The mortgage loans held-for-sale carried at fair value are disclosed separately on the Company’s Consolidated Balance Sheets. As of March 31, 2012, the Company did not carry mortgage loans held-for-sale at fair value. The gains and losses representing changes in their fair values are included in mortgage banking revenue, disclosed in the Consolidated Statements of Operations. For the three months ended March 31, 2012, the Company recorded $491 thousand in losses on fair value of mortgage loans held-for-sale. The changes in fair value were attributed to changes in market interest rates, not instrument-specific credit risk.

Interest on loans for which the fair value option has been elected is calculated in accordance to Company accounting policy for all loans, regardless of a fair value election. Refer to the Company’s Significant Accounting Policies disclosed in Note 2 of the December 31, 2011 Form 10-K, for further detail regarding calculation of loan interest income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Interest rate lock commitments and forward sales commitments

In the normal course of business, the Company enters into certain types of commitments that represent off-balance sheet financial instruments, including commitments to sell loans, forward commitments to sell mortgage-backed securities, and commitments to extend credit at specified rates and accounts for these financial instruments as derivatives which are measured at fair value. The Company measures fair value of forward commitments to sell mortgage-backed securities using Level 1 inputs. For these commitments the Company obtains dealer quotes for identical financial instruments in an actively traded market. The Company measures fair value of commitments to sell loans and commitments to extend credit at specified rates using Level 2 and Level 3 inputs, respectively. For these commitments the Company is able to obtain pricing as of the measurement date from investors based on offering prices for similar loans in an actively traded secondary market. However, for commitments to extend credit at specified rates the pricing obtained from similar loans is adjusted to reflect an estimated pull-through rate, which is the rate of loans the Company believes is likely to close and fund, making this fair value measurement a Level 3 classification.

Mortgage loans held-for-sale

Mortgage loans held-for-sale are recorded (1) at the lower of aggregate cost or fair value or (2) at fair value using Level 2 inputs. Loans which are committed for sale under mandatory take-out commitments to a specific investor as of the measurement date or uncommitted are deemed Level 2 because the fair value of the loans as of the measurement date is based on what secondary market investors are offering for loans with similar characteristics, using pricing inputs that can be readily obtained from active market participants. Certain uncommitted loans held by the Company as of the measurement date represent loans for which no active secondary market currently exists. For these loans, Company obtains fair value measurements using Level 3 inputs in a discounted cash flow model. The model inputs consider observable data that includes loan type, spreads for other whole loans, prepayment speeds, servicing values, and discount rates. The Company makes certain adjustments to the data inputs that the Company believes other market participants would use in estimating fair value including delinquency, seasoning, loan to value ratios, FICO scores, and anticipated losses.

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

Earn out payable

The earn out payable amount in the recurring table above represents the fair value of the Company’s earn out incentive agreement with noncontrolling Shareholder’s of the Bank of Commerce Mortgage subsidiary. The noncontrolling Shareholder’s of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. Presently, the Company expects to pay out the remaining incentives during the second or third quarter of 2012. As such, fair value approximates the carrying value of the liability. The Company has determined that the fair values fall within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three months ended March 31, 2012, and 2011. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Three months ended March 31, 2012
Derivatives – interest rate lock commitments	$179	—	(195)	—	—	$(16)	—
Earn out payable	$600	—	—	—	(400)	$200	—

Three months ended March 31, 2011
Earn out payable	$986	—	(10)	—	(400)	$576	—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Dollars in thousands)	Fair Value at March 31, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$3,207	$—	$—	$3,207
Other real estate owned	53	—	—	53

Total assets measured at fair value	$3,260	$—	$—	$3,260

(Dollars in thousands)	Fair Value at December 31, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$9,713	$—	$—	$9,713
Mortgage loans held-for-sale	1,426	—	—	1,426
Other real estate owned	3,059	—	—	3,059

Total assets measured at fair value	$14,198	$—	$—	$14,198

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Impaired loans	$507	$1,119
Other real estate owned	44	187

Total	$551	$1,306

For the three months ended March 31, 2012:

•	Collateral dependent impaired loans with a carrying amount of $3.7 million were written down to their fair value of $3.2 million resulting in a $507 thousand adjustment to the ALLL.

•	One OREO property transferred in with a carrying balance of $98 thousand was written down to the fair value of $53 thousand resulting in a $44 thousand adjustment to the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided my local real estate broker and other real estate experts. The Company records OREO as a nonrecurring Level 3.

In addition to the nonrecurring fair value adjustments of impaired loans and OREO, the Company could potentially incur nonrecurring fair value adjustments to goodwill. All recorded goodwill pertains to the Company’s Mortgage Brokerage Services segment, and all fair value adjustments are recognized within noninterest expense within the Consolidated Statements of Operations. The fair value of goodwill is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. Based on the fair value of the mortgage subsidiary, the Company makes a

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

determination of goodwill impairment. During 2011, the annual impairment review was performed in April, and no fair value adjustment was deemed necessary. The Company is currently in the process of performing the 2012 annual goodwill evaluation. The Company records goodwill as a nonrecurring Level 3 when impairment is recorded.

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

NOTE 14. OPERATING SEGMENTS

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

The Mortgage Brokerage Services segment, which operates as Bank of Commerce Mortgage™ subsidiary, originates and sells residential mortgage loans. Bank of Commerce Mortgage offers residential real estate loans with thirteen offices in three different states. Furthermore, the subsidiary is licensed in California, Oregon, Nevada, Colorado and Texas. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	Three months ended March 31, 2012
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,610	$(60)	$(85)	$—	$8,465
Provision for loan losses	1,300	—	—	—	1,300
Total noninterest income	1,343	4,932	—	(223)	6,052
Total noninterest expense	5,736	4,214	152	(223)	9,879

Income before provision for income taxes	2,917	658	(237)	—	3,338
Provision for income taxes	803	299	—	—	1,102

Net income	2,114	359	(237)	—	2,236
Less: Net income attributable to noncontrolling interest	—	176	—	—	176

Net income attributable to Bank of Commerce Holdings	$2,114	$183	$(237)	$—	$2,060
Less: Preferred dividend and accretion on preferred stock	—	—	186	—	186

Income available to common shareholders	$2,114	$183	$(423)	$—	$1,874

(Dollars in thousands)	Three months ended March 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,758	$(39)	$(54)	$—	$8,665
Provision for loan losses	2,400	—	—	—	2,400
Total noninterest income	1,007	2,533	—	(88)	3,452
Total noninterest expense	4,776	2,800	158	(88)	7,646

Income before provision for income taxes	2,589	(306)	(212)	—	2,071
Provision (benefit) for income taxes	688	(257)	—	—	431

Net income (loss)	1,901	(49)	(212)	—	1,640
Less: Net income (loss) attributable to noncontrolling interest	—	(24)	—	—	(24)

Net income (loss) attributable to Bank of Commerce Holdings	$1,901	$(25)	$(212)	$—	$1,664
Less: Preferred dividend and accretion on preferred stock	—	—	235	—	235

Income available to common shareholders	$1,901	$(25)	$(447)	$—	$1,429

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present financial information about the Company’s reportable operating segments as of March 31, 2012, and December 31, 2011:

(Dollars in thousands)	March 31, 2012
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$920,791	$11,202	$126,669	$(128,078)	$930,584
Total portfolio loans, gross	$590,811	$—	$—	$(56)	$590,755
Total deposits	$668,066	$—	$—	$(4,327)	$663,739

(Dollars in thousands)	December 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$922,949	$28,830	$127,341	$(138,429)	$940,691
Total portfolio loans, gross	$594,372	$—	$—	$(9,684)	$584,688
Total deposits	$671,607	$—	$—	$(4,334)	$667,273

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses (ALLL) and provision for loan and lease losses, our commercial real estate portfolio and subsequent charge offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (SEC), and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration of economic conditions that could result in increased loan losses;

•	risks associated with concentrations of real estate related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowing;

•	changes in legal or regulatory requirements of the results of regulatory examinations that could restrict growth;

•	our ability to recruit and maintain key management staff;

•	significant decline in market value of mortgage company that could result in an impairment of goodwill;

•	our ability to raise capital and incur debt on reasonable terms;

•	regulatory limits on the Bank’s ability to pay dividends to the Company;

•

the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions; and

•

the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses, which include the following adopted final rules:

•

Effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of $0.21 per transaction plus 5 basis points multiplied by the value of the transaction. The rule allows for an upward adjustment of no more than $0.01 if the issuer develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards. This could potentially impact our interchange revenue.

•	Effective July 21, 2011, Regulation Q, which prohibited the payment of interest on demand deposit account, was repealed and we anticipate that this will result in increased interest expense.

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2011 to March 31, 2012. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2012, compared to the same period in 2011. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of March 31, 2012, we had $22.8 million in nonperforming assets, or 2.45% of total assets. We also seek to maintain a prudent ALLL, which at March 31, 2012 was $11.4 million, representing 1.93% of our loan portfolio.

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

Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the telephone number is

(530) 722-3939.

Executive Overview

Significant items for the three months ended March 31, 2012 were as follows:

Capital

•	Repurchased 485,983 common shares at a weighted average cost of $4.04 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	Paid preferred stock dividends of $186 thousand compared to $213 thousand during the same period in 2011.

•

Declared cash dividends of $0.03 per share for first quarter in 2012. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•

Net earnings per diluted common share were $0.11, as compared to $0.08 per diluted common share during the same period in 2011. The increase in net earnings per diluted common share was principally attributed to reduced provision for loan and lease losses, increased mortgage banking revenues, and decreased basic and dilutive weighted average shares.

•

Net interest margin, on a tax equivalent basis, was 3.98% compared to 3.97% at December 31, 2011, and 4.02% at March 31, 2011. The modest decrease in net interest margin for the three months ended March 31, 2012 compared to the same period a year ago primarily resulted from decreased yields on the loan portfolio and the available-for-sale investment portfolio, partially offset by lower funding costs pertaining to re-pricing of interest bearing deposits. Average earning assets decreased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to $877.5 million at March 31, 2012 compared to $887.0 million at March 31, 2011. The decrease in average earning assets was primarily driven by maturities of fully insured certificates of deposits held at other financial institutions, and decreased cash balances held at the Federal Reserve.

•	We recorded gains of $645 thousand on the sale of investment securities during the three months ended March 31, 2012, compared to gains of $258 thousand during the same period a year ago.

•

Mortgage banking revenue was $4.9 million for the for the three months ended March 31, 2012, compared to $2.5 million during the same period a year ago. Closed mortgage volume was $244.4 million during the three months ended March 31, 2012.

•

Total consolidated assets were $930.6 million as of March 31, 2012, compared to $940.7 million as of December 31, 2011. The decrease in consolidated assets was primarily driven by decreased mortgage loans held-for-sale.

Credit Quality

•

Nonperforming assets decreased to $22.8 million, or 2.45% of total assets, as of March 31, 2012, compared to $25.2 million, or 2.68% of total assets as of December 31, 2011. Nonperforming loans decreased $619 thousand to $20.9 million, or 3.54% of total loans, as of March 31, 2012, compared to $21.5 million, or 3.68% of total loans as of December 31, 2011. Nonaccrual loans have been written-down to their estimated net realizable values.

•

Net charge offs were $549 thousand during the three months ended March 31, 2012, or 0.09% of average loans, as compared to net charge offs of $1.6 million or 0.27% of average loans during the same period a year ago.

•

Provision for loan and lease losses during the three months ended March 31, 2012 was $1.3 million, a decrease of $1.1 million compared to the same period a year ago. During the first three months of 2012, provision expense to net charge offs was 237% compared to 147% during the same period a year ago.

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

It is our vision of the Company to remain independent, expanding our presence through internal growth and the addition of strategically important full service and focused service locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. We will strive to continue our expansion into profitable markets in order to build franchise value. We will distinguish ourselves from the competition by a commitment to efficient delivery of products and services in our target markets – to businesses and professionals, while maintaining personal relationships with mutual loyalty.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the Form 10-K filed with the SEC on March 9, 2012. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

Valuation of Investments and Impairment of Securities

At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (OCI) (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

When an investment is other-than-temporarily impaired, the Company assesses whether it intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

If the Company intends to sell the security or if it more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of other than temporary impairment (OTTI) is recognized in earnings.

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

The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in OCI. Significant judgment is required in the determination of whether OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining OTTI loss. The Company has designated the ALCO Committee responsible for the other-than-temporary evaluation process.

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

•

Derivative Loan Commitments – The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held-for-sale and its mandatory residential mortgage loan commitments. These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments have not been designated for hedge accounting treatment; accordingly changes in the fair values are reflected in earnings as a component of mortgage banking revenue, net. At March 31, 2012, the Company maintained open forward sales positions of $55.5 million, and mandatory loan commitment rate locks of $80.6 million.

•

Interest Rate Swap Agreements - As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At March 31, 2012, the Company maintained a notional amount of $75 million in interest rate swap agreements.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 13 of the Notes to the Unaudited Consolidated Financial Statements incorporated in this document.

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

RESULTS OF OPERATIONS

Balance Sheet

As of March 31, 2012, the Company had total consolidated assets of $930.6 million, total net portfolio loans of $579.4 million, an ALLL of $11.4 million, deposits outstanding of $663.7 million, and stockholders’ equity of $113.6 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of March 31, 2012, the Company maintained cash positions at the FRB and correspondent banks in the amount of $40.6 million. The Company also held certificates of deposits with other financial institutions in the amount of $24.2 million, which the Company considers highly liquid.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations when required. Investment securities totaled $192.9 million at March 31, 2012, compared with $203.5 million at December 31, 2011. The $10.6 million, or 4% decrease reflects net sales activity relating to the sale of municipal bonds and mortgage backed securities, partially offset by purchase activity of corporate securities and other asset backed securities. During the current period, the Company continued to reposition the portfolio with the objective of preserving the net interest margin while reducing overall portfolio duration. Accordingly, the Company recorded $645 thousand in realized gains on the sales of securities.

At March 31, 2012, the Company’s net unrealized gain on available-for-sale securities was $2.1 million, compared with $1.5 million net unrealized gains at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair values of the Company’s corporate bond portfolio, primarily driven by the contraction of market spreads.

Overall, the net portfolio loan balance increased modestly during the first three months of 2012. The Company’s net loan portfolio was $579.4 million at March 31, 2012, compared with $574.1 million at December 31, 2011, an increase of $5.3 million, or 0.92%. The increase in net portfolio loans was primarily driven by net originations of commercial real estate loans, partially offset by increased ALLL.

The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $1.3 million in provisions for loan losses during the three months ended March 31, 2012, compared with $2.4 million during the same period a year ago. The Company’s ALLL as a percentage of total portfolio loans was 1.93% and 1.82% as of March 31, 2012, and December 31, 2011, respectively.

Net charge offs were $549 thousand for the three months ended March 31, 2012, compared with net charge offs of $1.6 million for the same period a year ago. The charge offs were centered in 1-4 family residential and home equity loans. Overall, the portfolio is showing some signs of stabilization with lingering weaknesses where the borrower’s business revenue is tied to real estate. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Loans held-for-sale, consisting of residential mortgages to be sold in the secondary market, were $45.5 million at March 31, 2012, compared to $64.4 million at December 31, 2011. The decrease in loans held-for-sale was principally driven by shorter investor turn times, compared to those experienced during the fourth quarter of 2011. During the fourth quarter of 2011 a major investor exited the market. As a result, due to the lack of capacity by the remaining investors, the mortgage subsidiary experienced longer turn times on funded mortgage loans. During the first quarter of 2012, investors have purchased loans at an increased pace, resulting in quicker turn times. The mortgage subsidiary had closed loan volume of $262.4 million and $153.8 million during the three months ended March 31, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s other real estate owned (OREO) balance at March 31, 2012 was $1.9 million compared to $3.7 million at December 31, 2011. The net decrease was primarily driven by the sale of one large commercial real estate property. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements incorporated in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company expects additional foreclosure activity for the foreseeable future.

Total deposits as of March 31, 2012 were $663.7 million compared to $667.3 million at December 31, 2011, a decrease of 0.53%. The modest decrease in deposits was primarily driven by decreases in business checking accounts, partially offset by increases in brokered deposits. During the three months ended March 31, 2012, the Company strategically pursued short term brokered certificates of deposits to meet anticipated short term liquidity needs resulting from increased funding demands pursuant to the Bank’s mortgage loan early purchase program with the mortgage subsidiary. For additional information on the mortgage loan early purchase program see Mortgages Held-For-Sale under the caption Loans and Portfolio Concentrations in this document.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be held in treasury. As of March 31, 2012, the Company repurchased 486 thousand shares at a weighted average cost of $4.04 per share. There is no guarantee as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice.

Income Statement

Due to conservative underwriting, active servicing of problem credits, and maintenance of a relatively solid net interest margin, the Company has remained profitable during the economic downturn. Accordingly, the Company continues to be well positioned to take advantage of growth opportunities. Net income attributable to Bank of Commerce Holdings was $2.1 million for the three months ended March 31, 2012 compared with $1.7 million for the same period in 2011. Net income available to common stockholders was $1.9 million for the three months ended March 31, 2012, compared with $1.4 million for the same period in 2011. Diluted earnings per share (EPS) was $0.11 for the three months ended March 31, 2012, compared with $0.08 for the same period in 2011.

The increase in net earnings per diluted common share was principally attributed to reduced provision for loan and lease losses, increased mortgage banking revenues, and decreased basic and dilutive weighted average shares.

The Company continued to pay cash dividends of $0.03 per share for first quarter in 2012. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Return on average assets (ROA) and return on average equity (ROE) for the three months ended March 31, 2012, was 0.89% and 7.41%, respectively, compared with 0.72% and 6.35%, respectively, for the three months ended March 31, 2011.

The increase in ROA and ROE for the three months ended March 31, 2012, compared with the same period a year ago, was primarily driven by reduced provision for loan and lease losses, increased mortgage banking net income, and decreased basic and dilutive weighted average shares. The increases in the aforementioned items were partially offset by decreased yields realized from the loan portfolio, and to a lesser extent, the available-for-sale securities portfolio. The Company continues to experience decreased yields in the loan portfolio due to the pay-off of higher yielding loans, downward rate adjustments of variable rate loans, and the transfer of existing loans to nonaccrual status.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)	March 31, 2012	March 31, 2011
Profitability
Return on average assets	0.89%	0.72%
Return on average equity	7.41%	6.35%
Average earning assets to average assets	94.91%	95.65%
Interest Margin
Net interest margin on a tax equivalent basis	3.98%	4.02%
Asset Quality
Allowance for loan and lease losses to total loans	1.93%	2.26%
Nonperforming assets to total assets	2.45%	2.53%
Net charge offs to average loans	0.09%	0.27%
Liquidity
Loans to deposits	94.15%	95.99%
Liquidity ratio	47.44%	44.70%
Capital
Tier 1 Risk-Based Capital – Bank	13.98%	14.79%
Total Risk-Based Capital – Bank	15.23%	16.05%
Tier 1 Risk-Based Capital – Company	14.15%	15.10%
Total Risk-Based Capital – Company	15.41%	16.36%
Efficiency
Efficiency ratio	68.05%	63.10%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2012 was $8.5 million, a decrease of $200 thousand or 2.3% compared to the same period a year ago. The decrease in net interest income during the current period is attributable to decreased interest income realized from the loan portfolio, and available-for-sale securities portfolio, partially offset by declining costs associated with interest bearing deposits. The decrease in loan interest income was primarily driven by the re-pricing of variable rate 1-4 family ITIN mortgage loans. During the three months ended March 31, 2012, this portfolio yielded 3.34% compared to a yield of 5.59% during the same period a year ago, while also incurring a $5.7 million decrease in average balances. During the current period, interest expense associated with savings deposits and certificate of deposits continued to decline, which partially mitigated the affects of declining interest income from the loan portfolio.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.98% for the three months ended March 31, 2012, a decrease of 4 basis points as compared to the same period a year ago. The modest decrease in net interest margin compared to the same period a year ago, primarily resulted from decreased yields on the loan portfolio, and available-for-sale securities portfolio, partially offset by declining costs associated with interest bearing deposits. Loan yields continue to decline due to payoffs of higher yielding loans, downward rate adjustments on variable rate loans, and transfers to nonaccrual status. As a result, the tax equivalent yield on earning assets decreased from 5.03% for the three months ended March 31, 2011 to 4.94% or 9 basis points for the three months ended March 31, 2012. The decrease in yield on earning assets was substantially offset by a decrease in interest expense to average earning assets. Interest expense as a percent of average earning assets decreased from 1.01% to 0.96% or 5 basis points compared to a year ago. As a result, the Company was able to maintain a relatively consistent net interest margin during the three months ended March 31, 2012 compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the three months ended March 31, 2012 and 2011:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(unaudited)

(Dollars in thousands)	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$624,474	$8,867	5.68%	$616,374	$9,033	5.86%
Tax-exempt securities	65,534	853	5.21%	53,127	782	5.89%
US government securities	—	—	—%	30,148	161	2.14%
Mortgage backed securities	69,806	391	2.24%	71,211	516	2.90%
Other securities	63,995	579	3.62%	45,023	430	3.82%
Interest bearing due from banks	53,679	153	1.14%	71,127	222	1.25%

Total average interest earning assets	877,488	10,843	4.94%	887,010	11,144	5.03%
Cash & due from banks	9,388			1,490
Bank premises	9,412			9,596
Other assets	28,225			29,232

Total average assets	$924,513			$927,328

Interest Bearing Liabilities
Interest bearing demand	$178,386	$157	0.35%	$149,152	$226	0.61%
Savings deposits	88,888	116	0.52%	88,291	246	1.11%
Certificates of deposit	288,194	1,065	1.48%	307,525	1,313	1.71%
Repurchase agreements	13,638	6	0.18%	14,218	14	0.39%
Other borrowings	131,539	761	2.31%	159,654	430	1.08%

Total average interest bearing liabilities	700,645	2,105	1.20%	718,840	2,229	1.24%
Noninterest bearing demand	106,617			98,502
Other liabilities	6,072			5,132
Shareholders’ equity	111,179			104,854

Total average liabilities and shareholders’ equity	$924,513			$927,328

Net Interest Income and Net Interest Margin[2]		$8,738	3.98%		$8,915	4.02%

Interest income on loans includes fee (expense) income of approximately $(26) thousand and $(19) thousand for the three months ended March 31, 2012 and 2011, respectively.

[1]	Average nonaccrual loans of $20.8 and $18.8 and average loans held-for-sale of $40.2 and $19.5 million for the three months ended March 31, 2012 and 2011 are included, respectively.
[2]

Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $273 thousand and $250 thousand for the three months ended March 31, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2012 and March 31, 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

(Dollars in thousands)	March 31, 2012 over March 31, 2011
	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$115	$(281)	$(166)
Tax-exempt securities[1]	161	(90)	71
US government securities	(161)	—	(161)
Mortgage backed securities	(8)	(117)	(125)
Other securities	172	(23)	149
Interest bearing due from banks	(50)	(19)	(69)

Total Increase (Decrease)	229	(530)	(301)

(Decrease) Increase
In Interest Expense:
Interest bearing demand	26	(95)	(69)
Savings accounts	1	(131)	(130)
Certificates of deposit	(71)	(177)	(248)
Repurchase agreements	—	(8)	(8)
Other borrowings	(163)	494	331

Total Increase (Decrease)	(207)	83	(124)

Net Increase (Decrease)	$436	$(613)	$(177)

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income for the three months ended March 31, 2012 was $6.1 million, an increase of $2.6 million, or 75%, compared to the same period a year ago. The following table presents the key components of noninterest income for three months ended March 31, 2012 and 2011:

(Dollars in thousands)	Three months ended March 31,
	2012	2011	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$47	$50	$(3)	-6%
Payroll and benefit processing fees	155	128	27	21%
Earnings on cash surrender value – Bank owned life insurance	113	111	2	2%
Gain (loss) on investment securities, net	645	258	387	150%
Merchant credit card service income, net	35	270	(235)	-87%
Mortgage banking revenue, net	4,932	2,533	2,399	95%
Other income	125	102	23	23%

Total noninterest income	$6,052	$3,452	$2,600	75%

Payroll and benefit processing fees increased by $27 thousand for the three months ended March 31, 2012 compared to the same period a year ago. In September 2011, the Bank acquired eighty payroll processing customer relationships from a local payroll processing sole proprietorship. As a result of the transaction, the Company has recognized increased payroll and benefit processing fees during the current period.

Gains on the sale of investment securities increased $387 thousand to $645 thousand for the three months ended March 31, 2012, compared to $258 thousand for the same period a year ago. During the current period, management continued to reposition the portfolio with the objective of shortening duration, while reasonably maintaining our net interest margin. As such, the Company sold twenty-two securities during the three months ended March 31, 2012, compared to the sale of sixteen securities during the same period a year ago. The security sales were centered in municipal bonds, corporate securities, and collateralized mortgage obligations.

We recorded merchant credit card service income of $35 thousand and $270 thousand for the three months ended March 31, 2012 and 2011, respectively. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, merchant credit card income decreased by 87% from the same period a year ago.

Mortgage banking revenue is primarily derived from net origination fees on residential mortgage loans and net revenue derived from the sale of mortgage loans to financial institutions. Mortgage banking revenue includes gain on sale of loans, revenue from brokers, mortgage loan origination fees, and direct mortgage loan costs. Loan origination fees and broker revenue are recorded as income when the loans are sold. Mortgage banking revenue during the three months ended March 31, 2012 increased $2.4 million to $4.9 million, compared to $2.5 million during the same period a year ago. During the current period the Company benefited from increased closed loan volume as a result of the historically low interest rate environment. Closed loan volume was $262.4 million and $153.8 million for the three months ended March 31, 2012 and 2011, respectively. We recorded $7.6 million and $3.0 million in gains on sale of mortgage loans for the three months ended March 31, 2012 and 2011, respectively. Gains on sale of mortgage loans are included under the caption mortgage banking revenue in the Consolidated Statement of Operations incorporated in this document.

The major components of other income are fees earned on ATM, online banking services, wire transfers, and FHLB dividends. The increases in other income were primarily driven by changes of the various components, and are a result of normal operating activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Noninterest expense for the three months ended March 31, 2012 was $9.9 million, an increase of $2.2 million or 29% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$5,982	$4,214	$1,768	42%
Occupancy & equipment expense	862	728	134	18%
Write down of other real estate owned	—	187	(187)	-100%
Federal Deposit Insurance Corporation insurance premium	212	372	(160)	-43%
Data processing fees	70	99	(29)	-29%
Professional service fees	663	574	89	16%
Deferred compensation expense	144	127	17	13%
Stationery & supplies	73	51	22	43%
Postage	38	46	(8)	-17%
Directors’ expenses	72	74	(2)	-3%
Other expenses	1,763	1,174	589	50%

Total noninterest expense	$9,879	$7,646	$2,233	29%

Salaries and related benefits expense for the three months ended March 31, 2011 was $6.0 million, an increase of $1.8 million or 42% compared to the same period a year ago. During the three months ended March 31, 2012, the Bank paid early retirement benefits to four employees, increased accrued employee cash rewards, and increased FTE’s compared to the three months ended March 31, 2011. During the second quarter of 2011, our mortgage banking subsidiary transitioned existing loan officers from a commission based compensation plan to a salary based compensation plan, which resulted in increased salary expense. Prior to the transition, commission expenses were recorded in net mortgage banking revenues. As a result, first quarter 2012 salary expense associated with our mortgage subsidiary increased by $1.0 million compared to the same period a year ago.

Occupancy and equipment expense for the three months ended March 31, 2012 was $862 thousand, an increase of $134 thousand or 18% compared to the same period a year ago. The increase in this expense is primarily driven by increased rent expense associated with our mortgage subsidiary. During third and fourth quarters of 2011, and the first quarter of 2012, the mortgage subsidiary expanded their leased square footage pertaining to their existing headquarters, and added several new branches. As a result, mortgage subsidiary rent expense increased by $82 thousand during the three months ended March 31, 2012, compared to the same period a year ago.

The slowdown in the housing industry and the commercial real estate market has continued to detrimentally affect our residential real estate portfolio and commercial real estate portfolio. As a consequence, this has led to a continued elevated level of foreclosures and migration of properties into OREO. Through 2011, declines in the market values of these properties resulted in additional losses on the sale of, or by valuation adjustments. As a result, during the three months ended March 31, 2011, the Company incurred OREO impairments of $187 thousand. Additional impairments were not deemed necessary during the three months ended March 31, 2012.

The decrease in FDIC assessments during the three months ended March 31, 2012, compared to the same period a year ago resulted from a slightly decreased assessment base and improvements in the Bank’s overall deposit assessment risk profile. Additional discussion on FDIC insurance assessments is provided in our most recent 10K filed on March 9, 2012, in Item 1 under the caption Federal Deposit Insurance Premiums.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for the three months ended March 31, 2012 was $663 thousand, an increase of $89 thousand or 16% compared to the same period a year ago. The increase in professional fees was primarily driven by increased legal and consulting fees relating to ongoing regulatory compliance requirements, certain litigation with a previous mortgage loan investor, and information technology. The increase in these expenses was partially offset by decreased legal expenses recognized by the Bank.

Other expenses for the three months ended March 31, 2012 were $1.8 million, an increase of $589 thousand or 50% compared to the same period a year ago. The increase in other expenses was primarily driven by increased losses on sale of OREO, and $150 thousand in additional provisions provided to the reserve for unfunded commitments. During the three months ended March 31, 2012, the Bank sold a large commercial OREO property, resulting in a $353 thousand loss on sale. See Note 6 in the Notes to Unaudited Consolidated Financial Statements, incorporated in this document for further information on the Company’s OREO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended March 31, 2012, the Bank was required to perform on a stand by letter of credit. As such, subsequent to the transaction, the Bank provided additional provisions to the reserve for unfunded commitments. See Note 10 in the Notes to Unaudited Consolidated Financial Statements, incorporated in this document for further information on the reserve for unfunded commitments. The remaining increases in other expenses were primarily driven by increases in overhead associated with our mortgage subsidiary, resulting from general growth in operations.

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

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Three months ended March 31,
	2012	2011
Income tax provision	$1,102	$431
Effective tax rate	33.01%	20.81%

Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

Income tax provisions for the three months March 31, 2012, increased by $671 thousand or 156%, compared to the same period a year ago. The increase in our effective tax rate during the current period compared to the same period a year ago is primarily a result of income tax benefits realized from the mortgage subsidiary during the three months ended March 31, 2011. During the first quarter of 2011, the Mortgage Company subsidiary recognized a reduction in provision for income tax previously accrued of $393 thousand. As a result, the effective tax rate during the three months ended March 31, 2011 was significantly lower than the effective tax rate incurred in the current period. We believe our effective tax rate reported in the current period reasonably represents expected effective rates under normal operating conditions.

The Company had a net deferred tax asset of $5.8 million at March 31, 2012. The Company does not reasonably estimate that deferred tax assets will change significantly within the next twelve months. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2012, and March 31, 2011, consist of the following:

	March 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Loan loss reserves	$5,203	$6,396
Deferred compensation	2,820	2,585
State franchise taxes	102	79
Unrealized gains on available-for-sale investment securities	(1,476)	(641)
Other	639	562

Total deferred tax assets	$7,288	$8,981

Deferred tax liabilities:
State franchise taxes	$(651)	$(705)
Deferred loan origination costs	(372)	(369)
Depreciation	(91)	(90)
Deferred state taxes		—
Other	(338)	(454)

Total deferred tax liabilities	$(1,452)	$(1,618)

Net deferred tax asset	$5,836	$7,363

FINANCIAL CONDITION

INVESTMENTS SECURITIES

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate risk and a portion of credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations. Investment securities totaled $192.9 million at March 31, 2012, compared with $203.5 million at December 31, 2011. The $10.6 million, or 5.2% decrease reflects net sales activity relating to the sale of municipal bonds and mortgage backed securities, partially offset by purchase activity of corporate securities and other asset backed securities. During the current period, the Company continued to reposition the portfolio with the objective of preserving the net interest margin while reducing overall portfolio duration.

The following table presents the available-for-sale investment securities portfolio by major type as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Obligations of state and political subdivisions	$72,368	$77,326
Mortgage backed securities and collateralized mortgage obligations	48,416	60,610
Corporate securities	46,221	40,820
Other asset backed securities	25,875	24,768

Total	$192,880	$203,524

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at March 31, 2012:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of state and political subdivisions	$229	2.02%	$7,083	2.52%	$18,734	3.27%	$43,605	3.89%	$69,651	3.58%
Mortgage backed securities and collateralized mortgage obligations	1,183	2.34%	25,286	2.54%	17,048	2.95%	4,446	3.04%	47,963	2.24%
Corporate securities	4,027	4.14%	31,918	3.08%	5,959	3.71%	4,979	5.46%	46,883	3.50%
Other asset backed securities	—	—%	898	2.40%	735	0.36%	24,661	3.06%	26,294	2.96%

Total	$5,439	3.66%	$65,185	2.80%	$42,476	3.15%	$77,691	3.68%	$190,791	3.26%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

LOANS AND PORTFOLIO CONCENTRATIONS

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

Overall, the net portfolio loan balance increased modestly during the first three months of 2012. The Company’s net loan portfolio was $579.4 million at March 31, 2012, compared with $574.1 million at December 31, 2011, an increase of $5.3 million, or 0.92%. The increase in net portfolio loans was primarily driven by net originations of commercial real estate loans (non owner occupied), partially offset by increased ALLL.

The following table presents the composition of the loan portfolio as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012%		December 31, 2011%
Commercial	$138,334	23%	$138,411	24%
Real estate – construction loans	28,100	5%	26,064	4%
Real estate – commercial (investor)	224,725	38%	219,864	38%
Real estate – commercial (owner occupied)	67,911	11%	65,885	11%
Real estate – ITIN loans	63,759	11%	64,833	11%
Real estate – mortgage	19,043	3%	19,679	3%
Real estate – equity lines	44,373	8%	44,445	8%
Consumer	4,426	1%	5,283	1%
Other	84	—%	224	—%

Gross portfolio loans	$590,755	100%	$584,688	100%
Less:
Deferred loan fees, net	(29)		(37)
Allowance for loan and lease losses	11,373		10,622

Net portfolio loans	$579,411		$574,103

The following table provides a breakdown of the Company’s real estate construction portfolio as of March 31, 2012:

(Dollars in thousands)
Loan Type	Balance	% of gross portfolio loans
Commercial lots and entitled commercial land	$10,399	2%
Commercial real estate – construction	13,844	3%
1-4 family subdivision loans	1,700	—%
1-4 family individual residential lots	2,157	—%

Total real estate – construction	$28,100	5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of March 31, 2012, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$54,976	$58,260	$25,098	$138,334
Real estate - construction loans	11,055	16,577	468	28,100
Real estate - commercial (investor)	27,670	69,954	127,101	224,725
Real estate - commercial (owner occupied)	2,802	12,465	52,644	67,911
Real estate - ITIN loans	—	—	63,759	63,759
Real estate - mortgage	693	5,606	12,744	19,043
Real estate - equity lines	1,799	4,634	37,940	44,373
Consumer	1,493	2,134	799	4,426
Other	—	84	—	84

Gross portfolio loans	$100,488	$169,714	$320,553	$590,755

Loans due after one year with:
Fixed rates		$56,161	$88,938	$145,099
Variable rates		113,553	231,615	345,168

Total		$169,714	$320,553	$490,267

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

Under scenario (2) above, Bank of Commerce Mortgage has a mortgage loan early purchase program agreement with the Bank. In accordance with the agreement, Bank of Commerce Mortgage has agreed to sell the Bank undivided participation ownership interests in mortgage loans, without recourse. The Bank then sells the mortgage loans to other investors in the secondary mortgage market. The maximum amount of loans the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At March 31, 2012 and December 31, 2011, Bank of Commerce Mortgage had sold the Bank a participation interest in loans amounting to $43.6 million and $44.6 million, respectively; these loans were in pending sale status as of their respective reporting dates.

All mortgage loans originated through either pipeline represent loans collateralized by 1-4 family residential real estate and are made to borrowers in good credit standing. These loans, including their respective servicing rights, are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.

Mortgages held-for-sale are either carried at fair value or at the lower of cost or market. Mortgage loans carried at fair value represent certain loans that the Company has elected to utilize the fair value option. These loans represent mandatory loans that were not locked forward with an investor at the time of borrower lock commitment (mandatory rate locks). These loans are to be sold to investors subject to mandatory forward sales agreements. Fair value adjustments are made for the difference between the estimated fair value of the mandatory loans (committed price) and the cost basis of these loans, and are recorded in mortgage banking revenue under the caption noninterest income in the Consolidated Statements of Operations. Direct loan origination costs and fees are deferred at origination of the loan and are recognized upon the sale of the loan in mortgage banking revenue, under the caption noninterest income in the Consolidated Statements of Operations. As of March 31, 2012, the Company did not carry any mortgage loans at a fair value.

For mortgage loans carried at lower of cost or market, cost generally approximates fair value, given the short duration of these assets. Gains and losses on sales of these loans are recorded in mortgage banking revenue, under the caption of noninterest income in the Consolidated Statements of Operations. Direct loan origination costs and fees are deferred at origination of the loan and are recognized upon the sale of the loan in mortgage banking revenue, under the caption of noninterest income in the Consolidated Statements of Operations. Servicing rights associated with the mortgage loans are generally sold. As of March 31, 2012, the Company had $45.5 million in mortgages that were held-for-sale and carried at lower of cost or market.

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

Continuing deterioration of the California real estate market has had an adverse effect on the Company’s business, financial condition, and results of operations. The continued slowdown in residential development and construction markets has led to an elevated level of nonperforming loans resulting in elevated provisions to the ALLL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given our current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

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

Our loan portfolio continues to be impacted by the anemic economic recovery, and continued weakness in our local real estate markets. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $20.9 million or 3.54% of total portfolio loans as of March 31, 2012, as compared to $21.5 million, or 3.68% of total loans, at December 31, 2011. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $22.8 million, or 2.45% of total assets as of March 31, 2012 compared with $25.2 million, or 2.68% of total assets as of December 31, 2011.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on 1) updated appraisals received during the period, or 2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at March 31, 2012 totaled $1.9 million and consisted of eleven properties.

The following table summarizes our nonperforming assets as of the dates indicated:

(Dollars in thousands)
Nonperforming assets	March 31, 2012	December 31, 2011
Commercial	$—	$49
Residential real estate construction	105	106
Real estate mortgage
1-4 family, closed end 1st lien	4,378	4,474
1-4 family revolving	302	353
ITIN 1-4 family loan pool	10,166	10,332
Home equity loan pool	—	—

Total real estate mortgage	14,846	15,159
Commercial real estate	5,943	6,104

Total nonaccrual loans	20,894	21,418
90 days past due and still accruing	—	95

Total nonperforming loans	20,894	21,513

Other real estate owned	1,913	3,731

Total nonperforming assets	$22,807	$25,244

Nonperforming loans to total loans	3.54%	3.68%
Nonperforming assets to total assets	2.45%	2.68%

As of March 31, 2012, nonperforming assets of $22.8 million have been written down by 33%, or $7.6 million, from their original balance of $32.1 million.

The Company is continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are being performed on both our non owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. The stress testing has been performed to determine the effect of rising cap rates, interest rates, and vacancy rates on this portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of March 31, 2012, the Company had $1.5 million in ALLL allocations against this pool or 9.71% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. The put reserve was subsequently depleted in 2011.

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

As of March 31, 2012, and December 31, 2011, the specific ITIN ALLL allocation represented approximately 2.31% and 2.65% of the total outstanding principal, respectively. During the Company’s most recent regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. Accordingly, with regulatory approval, management reduced the ITIN allowance allocation. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low with a current historical run rate of 3%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. In addition, the Company has experienced a 5% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

•	Delinquency rate of 19% over the life of the portfolio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 19%, which is well below the national re-default rate of 34%[1].

As of March 31, 2012, impaired loans totaled $39.3 million, of which $20.9 million were in nonaccrual status. Of the total impaired loans, $13.1 million or one hundred and forty-three were ITIN loans with an average balance of approximately $91 thousand. The remaining impaired loans consist of three construction loans, thirteen commercial real estate loans, thirteen residential mortgages and seven home equity loans.

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

At March 31, 2012 and December 31, 2011, impaired loans of $17.9 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2012. As of March 31, 2012, there were $7.5 million of ITINs which were classified as TDRs, of which $4.5 million were on nonaccrual status.

As of March 31, 2012, the Company had $31.2 million in TDRs compared to $31.3 million as of December 31, 2011. As of March 31, 2012, the Company had one hundred and four restructured loans that qualified as TDRs, of which seventy-seven were performing according to their restructured terms. TDRs represented 5.29% of gross portfolio loans as of March 31, 2012, compared with 5.35% at December 31, 2011.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:

(Dollars in thousands)
Troubled debt restructurings	March 31, 2012	December 31, 2011
Nonaccrual	$13,324	$13,418
Accruing	17,904	17,883

Total troubled debt restructurings	$31,228	$31,301
Percentage of gross portfolio loans	5.29%	5.35%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $11.4 million and $10.6 million at March 31, 2012 and December 31, 2011, respectively. The increase in the ALLL as of March 31, 2012 as compared to December 31, 2011 is principally attributable to provisions for loan and leases exceeding net charge offs for the current year. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and overall general improved credit quality indicators.

[1]	Office of the Comptroller of the Currency, March 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Beginning balance	$10,622	$12,841	$12,841
Provision for loan loss charged to expense	1,300	8,991	2,400
Loans charged off	(788)	(12,483)	(1,966)
Loan loss recoveries	239	1,273	335

Ending balance	$11,373	$10,622	$13,610

Gross portfolio loans outstanding at period end	$590,755	$584,688	$602,980

Ratio of allowance for loan and lease losses to total loans	1.93%	1.82%	2.26%
Nonaccrual loans at period end:
Commercial	$—	$49	$2,848
Construction	105	106	224
Commercial real estate	5,943	6,104	3,706
Residential real estate	14,544	14,806	11,705
Home equity	302	353	96

Total nonaccrual loans	$20,894	$21,418	$18,579
Accruing troubled debt restructured loans
Construction	$—	$—	2,328
Commercial real estate	14,584	14,590	3,619
Residential real estate	2,920	2,870	5,782
Home equity	401	423	396

Total accruing restructured loans	$17,905	$17,883	$12,125

All other accruing impaired loans	472	472	1,182

Total impaired loans	$39,271	$39,773	$31,886

Allowance for loan and lease losses to nonaccrual loans at period end	54.43%	49.59%	73.25%
Nonaccrual loans to gross portfolio loans	3.54%	3.66%	3.08%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the ALLL for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, within the proceeding three years, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At March 31, 2012, the recorded investment in loans classified as impaired totaled $39.3 million, with a corresponding valuation allowance (included in the ALLL) of $2.4 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2011, the total recorded investment in impaired loans was $39.8 million, with a corresponding valuation allowance (included in the ALLL) of $2.4 million.

The majority of loan charge offs in the current year relate to 1-4 family real estate related credits, and commercial real estate related credits. These charge offs were largely driven by economic conditions coupled with falling real estate values in our markets. The majority of all charge offs taken in the current period relate to borrowers that were directly affected by the housing market downturn or indirectly impacted from the contraction of real estate dependent businesses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$2,609	23%	$2,773	26%
Commercial real estate:
Construction	646	6%	617	6%
Other	3,493	31%	3,179	30%
Residential:
1-4 family	1,758	15%	2,040	19%
Home equities	1,584	14%	1,650	16%
Consumer	31	—%	33	—%
Unallocated	1,252	11%	330	3%

Total allowance for loan and lease losses	$11,373	100%	$10,622	100%

DEPOSITS

Total deposits as of March 31, 2012 were $663.7 million compared to $667.3 million at December 31, 2011, a decrease of 0.53%. The modest decrease in deposits was primarily driven by decreases in business checking accounts, partially offset by increases in brokered deposits. During the three months ended March 31, 2012, the Company strategically issued short term brokered certificates of deposits to meet anticipated short term liquidity needs resulting from the early purchase program with the mortgage subsidiary. For additional information on the mortgage loan early purchase program see mortgage loans held-for-sale under the caption Loans and Portfolio Concentrations in this document.

Despite the increased competitive pressures to build deposits in light of the current recessionary economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in our most recent 10K filed on March 9, 2012, in Note 11 of the Notes to the Consolidated Financial Statements.

The following table presents the deposit balances by major category as of March 31, 2012, and December 31, 2011:

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$101,436	15%	$116,193	17%
Interest bearing demand	178,332	27%	179,597	27%
Savings	90,834	14%	89,012	13%
Time, $100,000 or greater	227,313	34%	214,284	32%
Time, less than $100,000	65,824	10%	68,187	11%

Total	$663,739	100%	$667,273	100%

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	Yield	Amount	Yield
NOW accounts	$46,276	0.44%	$39,882	0.46%
Savings	88,888	0.52%	91,876	0.86%
Money market accounts	132,110	0.33%	117,814	0.51%
Certificates of deposit	288,194	1.48%	296,034	1.66%

Interest bearing deposits	555,468	0.96%	545,606	1.19%
Noninterest bearing deposits	106,617	—	100,722	—

Average total deposits	$662,085		$646,328

Average other borrowings	$131,539	2.31%	$154,136	0.84%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2012:

Deposit Maturity Schedule

(Dollars in thousands)	March 31, 2012
Maturing in:
Three months or less	$65,822
Three through six months	44,752
Six through twelve months	41,870
Over twelve months	74,869

Total	$227,313

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. All of the Bank’s CDARS deposits are reciprocal. At March 31, 2012 and December 31, 2011, the Company’s CDARS balances totaled $11.9 million and $17.2 million, respectively. Of these totals, at March 31, 2012 and December 31, 2011, respective balances of $10.0 million and $15.4 million represented time deposits equal to or greater than $100,000 and were fully insured under current deposit insurance limits.

The Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts excluding NOW (interest bearing deposit accounts) and excluding all IOLTA (lawyers’ trust accounts) beginning December 31, 2010 for a period of two years. Also, the Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

BORROWINGS

At March 31, 2012, the Bank had $13.5 million in outstanding securities sold under agreements to repurchase, and no outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $110.0 million at March 31, 2012. Term debt outstanding as of March 31, 2012 increased by $1.0 million compared to December 31, 2011, as a result of net FHLB advances. Advances from the FHLB amounted to 100% of the total term debt and are secured by investment securities and residential mortgage loans. The FHLB advances have fixed and floating contractual interest rates ranging from 0.33% to 1.46% that mature in 2012, 2013 and 2015.

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

The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The effective interest rate at March 31, 2012 was 3.87%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

On July 29, 2005, Bank of Commerce Holdings participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”) through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust simultaneously issued $310,000 common securities to the Company. The fixed rate terms expired in September 2010, and have transitioned to floating rate for the remainder of the term.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 of any fiscal year until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at March 31, 2012 was 2.05%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate which resets on a quarterly basis to three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters. The Notes are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. The Notes mature on September 15, 2035, and may be redeemed at the Company’s option at any time. The Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

Although the Notes will be recorded as a liability on the Company’s Consolidated Balance Sheets, for regulatory purposes, the Notes are presently treated as Tier 1 under rulings of the Federal Reserve Board, the Company’s primary federal regulatory agency.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 2.3% of total deposits at March 31, 2012 and 2.4% at December 31, 2011. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $70.9 million as of March 31, 2012; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $36.1 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30 million at March 31, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank did not pay dividends to the Company in the three months ended March 31, 2012. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2012, the Company did not have any borrowing arrangements of its own.

As disclosed in the Unaudited Consolidated Statements of Cash Flows, net cash provided by operating activities was $23.7 million during the three months ended March 31, 2012. The difference between cash provided by operating activities and net income consisted of non-cash items including a $1.3 million provision for loan and lease losses, and net cash proceeds from the origination and sales of mortgage loans.

Net cash of $5.8 million provided by investing activities consisted principally of $25.5 million proceeds from sale of investment securities available-for-sale, and $4.4 million proceeds from payments of available-for-sale securities, partially offset by purchases of available-for-sale securities of $18.4 million and net loan originations of $6.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of March 31, 2012.

As of March 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of March 31, 2012, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$122,651	13.36%	n/a	4.00%
Tier 1 Risk-Based	122,651	14.15%	n/a	4.00%
Total Risk-Based	133,496	15.41%	n/a	8.00%

The Bank
Leverage	$115,983	12.59%	5.00%	4.00%
Tier 1 Risk-Based	115,983	13.98%	6.00%	4.00%
Total Risk-Based	126,372	15.23%	10.00%	8.00%

Total shareholders’ equity at March 31, 2012 was $113.6 million, which was consistent with total shareholders’ equity reported at December 31, 2011. During the three months ended March 31, 2012, decreases in shareholders equity from common stock repurchases were substantially offset by increases due to earnings and changes in OCI.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s Small Business Lending Fund program (SBLF), a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Simultaneously with the SBLF funds, the Company redeemed the $16.7 million of shares of the Series A Preferred Stock, issued to the Treasury in November 2008 under the U.S. Treasury’s Capital Purchase Program (CPP), a part of the Troubled Asset Relief Program (TARP). The remainder of the net proceeds was invested by the Company in the Bank as Tier 1 Capital.

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established as of the Agreement date. Such dividend rate may vary from 1% per annum to 5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended March 31, 2012, the Company repurchased 485,983 common shares pursuant to the Company’s publicly announced corporate stock repurchase plan. See Note 3 in the Notes to the Unaudited Consolidated Financial Statements, and Part 2, Item 2, incorporated in this document for further detail regarding the stock repurchase plan.

During the three months ended March 31, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2012, and 2011:

Cash Dividends and Payout Ratios per Common Share

	Three months ended March 31,
	2012	2011
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	27%	38%

Off-Balance Sheet Arrangements

Information regarding Off-Balance Sheet Arrangements is included in Note 10 of the Notes to the Unaudited Consolidated Financial Statements incorporated in this document.

Concentration of Credit Risk

Information regarding Concentration of Credit Risk is included in Note 10 of the Notes to Consolidated Financial Statements incorporated in this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our assessment of market risk as of March 31, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2012, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first quarter of 2012 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings – On April 19, 2012, the Company tentatively agreed to a legal settlement with Citibank; the settlement agreement is a resolution of a loan repurchase dispute between Bank of Commerce Mortgage and Citibank. The key components of the agreement would require Bank of Commerce Mortgage to pay Citibank up to a maximum of $1.5 million over a thirty month period in exchange for four residential mortgage loans with an aggregate principal balance of $1.6 million. The agreement is subject to a forty-five day due diligence period in which Bank of Commerce Mortgage will thoroughly evaluate and determine the fair market value of the assets received. Given that the Company is currently lacking the critical details a proper due diligence will provide, it is not reasonably possible to estimate an amount of probable loss, if any, from this arrangement.

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2011, filed with the SEC on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2012

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/12 – 1/31/12	—	$—	—	1,019,490
2/1/12 – 2/29/12	375,983	$3.99	375,983	643,507
3/1/12 – 3/31/12	110,000	$4.21	110,000	533,507

Total for quarter	485,983	$4.04	485,983

(1)	Common shares repurchased by the Company during the quarter consisted of 485,983 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be held in treasury.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. (Removed and Reserved)

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 7, 2012	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer