Form 10-Q
period 2012-06-30
Bank of Commerce Holdings
filed 2012-08-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Outstanding shares of Common Stock, no par value, as of June 30, 2012: 16,265,125

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Dollars in thousands)	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

Cash and due from banks	$41,221	$21,442
Interest bearing due from banks	24,035	26,676

Total cash and cash equivalents	65,256	48,118

Securities available-for-sale, at fair value	201,348	203,524
Portfolio loans	596,105	584,725
Allowance for loan and lease losses	(12,497)	(10,622)

Net loans	583,608	574,103
Mortgage loans held-for-sale, at fair value	23,238	16,092
Mortgage loans held-for-sale, at lower of cost or market	39,306	48,276
Bank premises and equipment, net	10,328	9,752
Goodwill and other intangible assets, net	3,808	3,833
Other real estate owned	2,647	3,731
Other assets	33,006	33,262

TOTAL ASSETS	$962,545	$940,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand – noninterest bearing	$117,649	$116,193
Demand – interest bearing	207,307	179,597
Savings accounts	89,405	89,012
Certificates of deposit	268,102	282,471

Total deposits	682,463	667,273

Securities sold under agreements to repurchase	14,378	13,779
Federal Home Loan Bank borrowings	100,000	109,000
Mortgage warehouse lines of credit	22,110	7,600
Junior subordinated debentures	15,465	15,465
Other liabilities	14,538	13,984

Total Liabilities	848,954	827,101
COMMITMENTS AND CONTINGENCIES (NOTE 11)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2012 and 2011	19,931	19,931
Common stock , no par value, 50,000,000 shares authorized; 16,991,495 shares issued; 16,265,125 outstanding on June 30, 2012 and 16,991,495 outstanding on December 31, 2011	40,168	43,115
Retained earnings	48,566	45,671
Accumulated other comprehensive income, net of tax	1,450	1,745

Total Equity – Bank of Commerce Holdings	110,115	110,462
Noncontrolling interest in subsidiary	3,476	3,128

Total Stockholders’ Equity	113,591	113,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$962,545	$940,691

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and six months ended June 30, 2012 and June 30, 2011

	For the three months ended June 30,		For the six months ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$8,777	$8,958	$17,644	$17,991
Interest on tax-exempt securities	585	478	1,165	1,010
Interest on U.S. government securities	408	633	799	1,311
Interest on other securities	794	577	1,526	1,228

Total interest income	10,564	10,646	21,134	21,540

Interest expense:
Interest on demand deposits	153	204	310	430
Interest on savings deposits	105	229	221	475
Interest on certificates of deposit	1,005	1,272	2,070	2,585
Interest on securities sold under repurchase agreements	7	13	13	27
Interest on Federal Home Loan Bank borrowings	(47)	148	103	312
Interest on other borrowings	630	263	1,241	529

Total interest expense	1,853	2,129	3,958	4,358

Net interest income	8,711	8,517	17,176	17,182
Provision for loan losses	1,650	2,580	2,950	4,980

Net interest income after provision for loan and lease losses	7,061	5,937	14,226	12,202

Noninterest income:
Service charges on deposit accounts	50	52	97	102
Payroll and benefit processing fees	118	102	273	230
Earnings on cash surrender value – Bank owned life insurance	114	119	227	230
Gain on investment securities, net	542	655	1,187	913
Merchant credit card service income, net	38	33	73	303
Mortgage banking revenue, net	6,144	2,550	11,076	5,083
Other income	146	114	271	216

Total noninterest income	7,152	3,625	13,204	7,077

Noninterest expense:
Salaries and related benefits	6,478	4,017	12,460	8,231
Occupancy and equipment expense	825	800	1,687	1,528
Write down of other real estate owned	425	370	425	557
Federal Deposit Insurance Corporation insurance premium	198	363	410	735
Data processing fees	115	91	185	190
Professional service fees	639	595	1,302	1,169
Deferred compensation expense	146	131	290	258
Other expenses	1,835	1,487	3,781	2,832

Total noninterest expense	10,661	7,854	20,540	15,500

Income before provision for income taxes	3,552	1,708	6,890	3,779
Provision for income taxes	1,128	216	2,230	647

Net Income	$2,424	$1,492	$4,660	$3,132

Less: Net income (loss) attributable to noncontrolling interest	172	6	348	(18)
Net income attributable to Bank of Commerce Holdings	$2,252	$1,486	$4,312	$3,150

Less: Preferred dividend and accretion on preferred stock	248	235	434	470

Income available to common shareholders	$2,004	$1,251	$3,878	$2,680

Basic earnings per share	$0.12	$0.07	$0.23	$0.16
Weighted average shares – basic	16,302	16,991	16,553	16,991
Diluted earnings per share	$0.12	$0.07	$0.23	$0.16
Weighted average shares – diluted	16,302	16,991	16,553	16,991

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and six months ended June 30, 2012 and June 30, 2011

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income	$2,424	$1,492	$4,660	$3,132
Available-for-sale securities:
Unrealized gains arising during the period	1,269	2,786	2,459	4,793
Reclassification adjustments for net gains realized in earnings, net of tax	(320)	(308)	(699)	(452)
Income tax expense related to unrealized gains	(522)	(1,142)	(1,012)	(1,968)

Net change in unrealized gains	427	1,336	748	2,373
Derivatives:
Unrealized (losses) gains arising during the period	(1,697)	0	(1,573)	659
Reclassification adjustment for gains realized in earnings, net of tax	(88)	0	(117)	0
Income tax benefit (expense) related to unrealized losses (gains)	700	0	647	(271)

Net change in unrealized (losses) gains	(1,085)	0	(1,043)	388

Other comprehensive (loss) income, net of tax	(658)	1,336	(295)	2,761

Comprehensive income	1,766	2,828	4,365	5,893
Less: Comprehensive income (loss) noncontrolling interest	172	6	348	(18)

Comprehensive income – Bank of Commerce Holdings	$1,594	$2,822	$4,017	$5,911

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2011 and six months ended June 30, 2012

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income					7,255		7,255	549	7,804
Other comprehensive income, net of tax						2,254	2,254		2,254

Comprehensive income							9,509		10,058
Redemption of Series A preferred stock	(17,000)						(17,000)		(17,000)
Accretion on Series A preferred stock	269				(269)		0		0
Issuance of Series B preferred stock, net	19,931						19,931		19,931
Preferred stock dividend					(998)		(998)		(998)
Common stock warrants repurchased and retired		(449)		324			(125)		(125)
Common cash dividend ($0.12 per share)					(2,039)		(2,039)		(2,039)
Compensation expense associated with stock options				36			36		36

Balance at December 31, 2011	$19,931	$0	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590

Unaudited

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income				4,312		4,312	348	4,660
Other comprehensive income, net of tax					(295)	(295)		(295)

Comprehensive income						4,017		4,365
Preferred stock dividend				(434)		(434)		(434)
Repurchase of common stock		(726)	(2,995)			(2,995)		(2,995)
Common cash dividend ($0.03 per share)				(983)		(983)		(983)
Compensation expense associated with stock options			48			48		48

Balance at June 30, 2012	$19,931	16,265	$40,168	$48,566	$1,450	$110,115	$3,476	$113,591

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2012 and June 30, 2011

(Dollars in thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$4,660	$3,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,950	4,980
Provision for off balance sheet reserve	150	0
Depreciation and amortization expense	504	439
Compensation expense associated with stock options	48	18
Reclassification of earnings from gains on derivatives	(200)	0
Gain on sale of mortgage loans	(16,101)	(6,198)
Gross proceeds from sales of loans held-for-sale, carried at cost	64,142	275,961
Gross proceeds from sales of loans held-for-sale, carried at fair value	237,262	0
Gross originations of loans held-for-sale, carried at cost	(73,284)	(252,835)
Gross originations of loans held-for-sale, carried at fair value	(210,195)	0
Gain on sale of securities available-for-sale	(1,187)	(913)
Amortization of investment premiums and accretion of discounts, net	390	567
Loss on sale of other real estate owned	539	365
Write down of other real estate owned	425	557
Deferred income tax expense	(1,258)	(547)
Increase in cash surrender value of bank owned life policies	(186)	(576)
Decrease in other assets	1,935	2,602
Increase in deferred compensation	252	244
Decrease in deferred loan fees	(123)	(39)
Decrease in other liabilities	(1,387)	(3,111)

Net cash provided by operating activities	9,336	24,646

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	9,804	15,061
Proceeds from sale of available-for-sale securities	53,811	76,883
Purchases of available-for-sale securities	(59,370)	(60,514)
Loan originations, net of principal repayments	(14,282)	(1,999)
Purchase of premises and equipment, net	(1,083)	(438)
Proceeds from the sale of other real estate owned	2,070	2,078
Proceeds from the termination of interest rate swaps	0	3,000

Net cash (used) provided by investing activities	(9,050)	34,071

Cash flows from financing activities:
Net increase (decrease) in demand deposits and savings accounts	29,559	(5,677)
Net decrease in certificates of deposit	(14,369)	(17,594)
Net increase in securities sold under agreements to repurchase	599	1,805
Advances on term debt	377,043	239,253
Repayment of term debt	(371,533)	(290,000)
Repurchase of common stock	(2,995)	0
Cash dividends paid on common stock	(1,005)	(1,019)
Cash dividends paid on preferred stock	(447)	(425)

Net cash provided (used) in financing activities	16,852	(73,657)

Net increase (decrease) in cash and cash equivalents	17,138	(14,940)
Cash and cash equivalents at beginning of year	48,118	63,256

Cash and cash equivalents at end of year	$65,256	$48,316

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Six months ended June 30, 2012 and June 30, 2011

(Dollars in thousands)	June 30, 2012	June 30, 2011
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$4,395	$2,018
Interest	$4,002	$4,364
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$1,950	$2,506

Changes in unrealized gain on investment securities available-for-sale	$1,272	$4,033
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(524)	(1,660)

Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities	$748	$2,373

Changes in unrealized (loss) gain on derivatives	$(1,573)	$659
Changes in deferred tax asset related to changes in unrealized loss (gain) on derivatives	647	(271)

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(926)	$388

Reclassification of earnings from gains on derivatives	$(200)	$0
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	83	0

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(117)	$0

Accretion of preferred stock, Series A	$0	$0

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank, and Bank of Commerce Mortgage. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2012, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”) . As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU No. 2011-12, Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments in this Update affect all public and nonpublic entities that report items of other comprehensive income in any period presented. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. Pursuant to the adoption of ASU 2011-05, the Company presents the total of comprehensive income, the components of net income, and the components of other comprehensive income, in two separate but consecutive statements. As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations, or provide additional reporting burden.

FASB ASU No. 2011-11, Balance sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities.

The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The following is a computation of basic and diluted EPS for the three and six months ended June 30, 2012, and 2011:

(Dollars in thousands, except per share data)
	For the three months ended June 30,		For the six months ended June 30,
Earnings Per Share	2012	2011	2012	2011
NUMERATORS:
Net income attributable to Bank of Commerce Holdings	$2,252	$1,486	$4,312	$3,150
Less:
Preferred stock dividends	248	212	434	425
Accretion on preferred stock	0	23	0	45

Net earnings available to common shareholders	$2,004	$1,251	$3,878	$2,680

DENOMINATORS:
Weighted average number of common shares outstanding – basic	16,302	16,991	16,533	16,991
Effect of potentially dilutive common shares (1)	0	0	0	0

Weighted average number of common shares outstanding – diluted	16,302	16,991	16,533	16,991

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.07	$0.23	$0.16
Diluted	$0.12	$0.07	$0.23	$0.16

Anti-dilutive options not included in earnings per share calculation	410,455	256,580	410,455	256,580
Anti-dilutive warrants not included in earnings per share calculation	0	435,410	0	435,410

(1)	Represents the effects of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

During October 2011, the Company repurchased and retired all of the common stock warrants issued to the holders of Series A, preferred stock pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP), for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders for the year ended December 31, 2011.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be retired accordingly. There are no guarantees as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice. Pursuant to the stock repurchase plan, the Company repurchased 240,387 and 726,370 common shares during the three and six months ended June 30, 2012, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the number of common shares purchased and average price paid per common share pursuant to the stock repurchase plan, segregated by period for the six months ended June 30, 2012:

Period	Number of common shares purchased	Average price paid per common share
1/1/2012 – 1/31/2012	0	$0
2/1/2012 – 2/29/2012	375,983	$3.99
3/1/2012 – 3/31/2012	110,000	$4.21
4/1/2012 – 4/30/2012	196,955	$4.35
5/1/2012 – 5/31/2012	37,787	$4.06
6/1/2012 – 6/30/2012	5,645	$3.92

Total common shares purchased	726,370	$4.12

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security. The Company did not have any transfers in or out of the various securities classifications during the six months ended June 30, 2012 and year ended December 31, 2011, respectively. However, the Company will continue to evaluate potential transfers to held-to-maturity and the impact such transfers would have on the financial position of the Company.

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of June 30, 2012
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of state and political subdivisions	$72,799	$3,476	$(96)	$76,179
Residential mortgage backed securities and collateralized mortgage obligations	52,477	731	(366)	52,842
Corporate securities	50,089	342	(954)	49,477
Other asset backed securities	23,167	152	(469)	22,850

Total	$198,532	$4,701	$(1,885)	$201,348

(Dollars in thousands)	As of December 31, 2011
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of state and political subdivisions	$74,444	$2,929	$(47)	$77,326
Residential mortgage backed securities and collateralized mortgage obligations	60,160	669	(219)	60,610
Corporate securities	42,525	102	(1,807)	40,820
Other asset backed securities	24,850	65	(147)	24,768

Total	$201,979	$3,765	$(2,220)	$203,524

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale securities as of June 30, 2012, are shown below.

(Dollars in thousands)	Available-for-sale
	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$3,254	$3,256
One year through five years	79,200	79,720
Five years through ten years	43,504	44,111
After ten years	72,574	74,261

	$198,532	$201,348

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $49.9 million in securities with safekeeping institutions for pledging purposes. Of this amount, $31.1 million were pledged as of June 30, 2012. The following table presents the fair market value of the securities pledged, segregated by purpose, as of June 30, 2012:

(Dollars in thousands)	Amount
Public funds collateral	$12,625
Collateralized repurchase agreements	14,378
Federal Home Loan Bank borrowings	0
Interest rate swap contracts	4,059

Total pledged securities	$31,062

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Proceeds from sales of securities	$28,345	$53,835	$53,811	$76,883

Gross realized gains on sales of securities:
U.S. Treasury and agencies	$0	$2	$0	$2
Obligations of state and political subdivisions	287	78	877	129
Residential mortgage backed securities and collateralized mortgage obligations	170	532	183	662
Corporate securities	102	56	215	141
Other asset backed securities	12	0	12	0

Total gross realized gains on sales of securities	$571	$668	$1,287	$934

Gross realized losses on sales of securities
U.S. Treasury and agencies	$0	$0	$0	$(5)
Obligations of state and political subdivisions	0	(1)	0	(4)
Residential mortgage backed securities and collateralized mortgage obligations	(10)	0	(81)	0
Corporate securities	(16)	(12)	(16)	(12)
Other asset backed securities	(3)	0	(3)	0

Total gross realized losses on sales of securities	$(29)	$(13)	$(100)	$(21)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at June 30, 2012, and December 31, 2011. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of June 30, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$6,284	$(96)	$0	$0	$6,284	$(96)
Residential mortgage backed securities and collateralized mortgage obligations	17,169	(366)	0	0	17,169	(366)
Corporate securities	24,727	(665)	6,131	(289)	30,858	(954)
Other asset backed securities	11,348	(420)	4,085	(49)	15,433	(469)

Total temporarily impaired securities	$59,528	$(1,547)	$10,216	$(338)	$69,744	$(1,885)

	As of December 31, 2011
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$5,456	$(44)	$362	$(3)	$5,818	$(47)
Residential mortgage backed securities and collateralized mortgage obligations	19,106	(216)	1,252	(3)	20,358	(219)
Corporate securities	32,514	(1,634)	1,820	(173)	34,334	(1,807)
Other asset backed securities	16,240	(139)	2,304	(8)	18,544	(147)

Total temporarily impaired securities	$73,316	$(2,033)	$5,738	$(187)	$79,054	$(2,220)

At June 30, 2012 and December 31, 2011, sixty-six and sixty-eight securities were in unrealized loss positions, respectively.

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

The majority of the available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2012, are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

In assessing a security for other-than-temporary impairment or permanent impairment the Company must consider whether it intends to sell a security or if it is more likely than not that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other than temporary impairment (OTTI). If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. The Company did not recognize any impairment losses for the six months ended June 30, 2012 and for the year ended December 31, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at June 30, 2012, and December 31, 2011:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Commercial	$151,834	$138,411
Real estate – construction loans	29,048	26,064
Real estate – commercial (investor)	214,004	219,864
Real estate – commercial (owner occupied)	69,024	65,885
Real estate – ITIN loans	62,189	64,833
Real estate – mortgage	19,638	19,679
Real estate – equity lines	45,761	44,445
Consumer	4,396	5,283
Other	51	224

Gross portfolio loans	$595,945	$584,688
Less:
Deferred loan fees, net	(160)	(37)
Allowance for loan and lease losses	12,497	10,622

Net portfolio loans	$583,608	$574,103

Gross loan balances in the table above include net discounts of $30 thousand and $87 thousand as of June 30, 2012, and December 31, 2011, respectively.

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

Age analysis of past due loans, segregated by class of loans, as of June 30, 2012, and December 31, 2011, were as follows:

(Dollars in thousands)	As of June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$442	$42	$0	$484	$151,350	$151,834	$0
Commercial real estate:
Construction	0	0	26	26	29,022	29,048	0
Other	618	0	3,755	4,373	278,655	283,028	0
Residential:
1-4 family	1,786	1,117	5,159	8,062	73,765	81,827	0
Home equities	83	135	65	283	45,478	45,761	65
Consumer	0	0	0	0	4,447	4,447	0

Total	$2,929	$1,294	$9,005	$13,228	$582,717	$595,945	$65

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$1,522	$0	$49	$1,571	$136,840	$138,411	$0
Commercial real estate:
Construction	0	0	26	26	26,038	26,064	0
Other	4,165	0	3,688	7,853	277,896	285,749	0
Residential:
1-4 family	7,342	1,084	6,664	15,090	69,422	84,512	75
Home equities	281	68	373	722	43,723	44,445	20
Consumer	5	0	0	5	5,502	5,507	0

Total	$13,315	$1,152	$10,800	$25,267	$559,421	$584,688	$95

A loan is considered impaired when based on current information and events, the Company determines it is probable that it will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when the Company identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral is used, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. The Company obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Company’s Credit Roundtable Committee. Although an external appraisal is the primary source to value collateral dependent loans, the Company may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Company does not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of June 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$104	$151	$0
Other	2,790	5,281	0
Residential:
1-4 family	6,235	9,438	0
Home equities	298	500	0

Total with no related allowance recorded	$9,427	$15,370	$0
With an allowance recorded:
Commercial	$56	$56	$5
Commercial real estate:
Other	16,640	16,640	2,198
Residential:
1-4 family	10,459	11,979	1,409
Home equities	436	436	46

Total with an allowance recorded	$27,591	$29,111	$3,658
Subtotal:
Commercial	$56	$56	$5
Commercial real estate	$19,534	$22,072	$2,198
Residential	$17,428	$22,353	$1,455

Total impaired loans	$37,018	$44,481	$3,658

(Dollars in thousands)	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$106	$151	$0
Other	4,488	7,500	0
Residential:
1-4 family	8,204	11,745	0
Home equities	353	548	0

Total with no related allowance recorded	$13,151	$19,944	$0
With an allowance recorded:
Commercial	$49	$49	$7
Commercial real estate:
Other	16,679	16,679	1,218
Residential:
1-4 family	9,471	10,106	1,119
Home equities	423	423	46

Total with an allowance recorded	$26,622	$27,257	$2,390
Subtotal:
Commercial	$49	$49	$7
Commercial real estate	$21,273	$24,330	$1,218
Residential	$18,451	$22,822	$1,165

Total impaired loans	$39,773	$47,201	$2,390

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $206 thousand and $188 thousand for the three months ended June 30, 2012 and 2011, respectively. The Company would have recognized additional interest income, net of tax, of approximately $413 thousand and $376 thousand for the six months ended June 30, 2012 and 2011, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Commercial	$0	$49
Commercial real estate:
Construction	104	106
Other	6,160	6,104
Residential:
1-4 family	13,943	14,806
Home equities	298	353

Total	$20,505	$21,418

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	For the three months ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$19	$0	$1,554	$0
Commercial real estate:
Construction	104	0	898	1
Other	20,448	55	16,907	107
Residential:
1-4 family	17,020	19	18,284	49
Home equities	750	4	1,151	18

Total	$38,341	$78	$38,794	$175

(Dollars in thousands)	For the six months ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$9	$0	$2,066	$1
Commercial real estate:
Construction	105	0	654	2
Other	20,769	116	13,868	164
Residential:
1-4 family	17,223	38	17,730	101
Home equities	776	7	1,297	43

Total	$38,882	$161	$35,615	$311

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The types of modifications offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is modified.

Rate and Maturity Modification – A modification in which the interest rate is modified and maturity date, timing of payments, or frequency of payments is changed.

Rate and Principal Reduction Modification – A modification in which the interest rate is modified and the principal is reduced.

Rate and Payment Deferral Modification – A modification in which the interest rate is modified and a portion of the principal is deferred.

Maturity Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

The following tables present newly restructured loans that occurred during the three and six months ended June 30, 2012 and 2011, respectively:

(Dollars in thousands)	For the three months ended June 30, 2012
	Rate Modifications	Rate & Maturity Modifications	Rate & Principal Reduction Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Total Modifications
Commercial	$0	$0	$0	$0	$56	$56
Residential:
1-4 family	288	0	0	115	0	403
Home equities	0	78	0	0	0	78

Total	$288	$78	$0	$115	$56	$537

(Dollars in thousands)	For the three months ended June 30, 2011
	Rate Modifications	Rate & Maturity Modifications	Rate & Principal Reduction Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Total Modifications
Commercial	$5,328	$0	$0	$0	$0	$5,328
Commercial real estate:
Other	6,116	0	0	0	0	6,116
Residential:
1-4 family	1,311	0	0	0	0	1,311
Home equities	118	0	0	0	0	118

Total	$12,873	$0	$0	$0	$0	$12,873

(Dollars in thousands)	For the six months ended June 30, 2012
	Rate Modifications	Rate & Maturity Modifications	Rate & Principal Reduction Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Total Modifications
Commercial	$0	$0	$0	$0	$56	$56
Residential:
1-4 family	854	0	0	115	0	969
Home equities	57	78	298	0	0	433

Total	$911	$78	$298	$115	$56	$1,458

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	For the six months ended June 30, 2011
	Rate Modifications	Rate & Maturity Modifications	Rate & Principal Reduction Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Total Modifications
Commercial	$5,328	$0	$0	$0	$0	$5,328
Commercial real estate:
Other	6,116	0	0	0	0	6,116
Residential:
1-4 family	2,733	0	0	0	0	2,733
Home equities	299	0	0	0	0	299

Total	$14,476	$0	$0	$0	$0	$14,476

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands)	For the three months ended June 30,
	2012			2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	1	$56	$56	1	$5,341	$5,341
Commercial real estate:
Other	0	0	0	2	6,130	6,130
Residential:
1-4 family	3	361	362	10	1,319	1,322
Home equities	1	77	79	3	117	120

Total	5	$494	$497	16	$12,907	$12,913

(Dollars in thousands)	For the six months ended June 30,
	2012			2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	1	$56	$56	1	$5,341	$5,341
Commercial real estate:
Other	0	0	0	2	6,130	6,130
Residential:
1-4 family	8	913	935	25	2,862	2,791
Home equities	3	487	440	5	299	303

Total	12	$1,456	$1,431	33	$14,632	$14,565

At June 30, 2012 and December 31, 2011, impaired loans of $16.0 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Company had $29.6 million in TDRs compared to $31.3 million as of December 31, 2011. As of June 30, 2012, the Company had one hundred and four restructured loans that qualified as TDRs, of which seventy-six were performing according to their restructured terms. TDRs represented 4.97% of gross portfolio loans as of June 30, 2012, compared with 5.35% at December 31, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables represent financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2012 and 2011, respectively:

(Dollars in thousands)	For the three months ended June 30,
	2012		2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate:
Construction	0	$0	1	$2,219
Other	0	0	1	1,698
Residential:
1-4 family	0	0	3	353

Total	0	$0	5	$4,270

(Dollars in thousands)	For the six months ended June 30,
	2012		2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate:
Construction	0	$0	1	$2,219
Other	0	0	1	1,698
Residential:
1-4 family	2	394	3	353

Total	2	$394	5	$4,270

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	June 30, 2012
	Performing	Nonperforming	Total
Commercial	$151,834	$0	$151,834
Commercial real estate:
Construction	28,944	104	29,048
Other	276,868	6,160	283,028
Residential:
1-4 family	67,884	13,943	81,827
Home equities	45,398	363	45,761
Consumer	4,447	0	4,447

Total	$575,375	$20,570	$595,945

(Dollars in thousands)	December 31, 2011
	Performing	Nonperforming	Total
Commercial	$138,362	$49	$138,411
Commercial real estate:
Construction	25,958	106	26,064
Other	279,645	6,104	285,749
Residential:
1-4 family	69,631	14,881	84,512
Home equities	44,072	373	44,445
Consumer	5,507	0	5,507

Total	$563,175	$21,513	$584,688

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of June 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of June 30, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$128,269	$13,697	$4,003	$5,865	$0	$151,834
Commercial real estate:
Construction	15,007	13,937	0	104	0	29,048
Other	226,888	19,691	7,764	28,685	0	283,028
Residential:
1-4 family	63,946	1,188	0	16,693	0	81,827
Home equities	41,391	2,573	0	1,797	0	45,761
Consumer	4,280	102	0	65	0	4,447

Total	$479,781	$51,188	$11,767	$53,209	$0	$595,945

(Dollars in thousands)	As of December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$117,770	$10,186	$4,351	$6,104	$0	$138,411
Commercial real estate:
Construction	16,450	9,508	0	106	0	26,064
Other	229,581	26,572	7,854	21,742	0	285,749
Residential:
1-4 family	65,987	851	0	17,674	0	84,512
Home equities	39,764	2,923	0	1,758	0	44,445
Consumer	4,766	669	0	72	0	5,507

Total	$474,318	$50,709	$12,205	$47,456	$0	$584,688

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of June 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(49)	(480)	0	(1,139)	0	(1,668)
Recoveries	110	9	1	473	0	593
Provision	319	1,515	(8)	868	256	2,950

Ending balance	$3,153	$4,840	$26	$3,892	$586	$12,497

Ending balance: individually evaluated for impairment	$5	$2,198	$0	$1,455	$0	$3,658
Ending balance: collectively evaluated for impairment	$3,148	$2,642	$26	$2,437	$586	$8,839
Financing receivables:
Ending balance	$151,834	$312,076	$4,447	$127,588	$0	$595,945
Ending balance individually evaluated for impairment	$56	$19,534	$0	$17,428	$0	$37,018
Ending balance collectively evaluated for impairment	$151,778	$292,542	$4,447	$110,160	$0	$558,927

(Dollars in thousands)	As of December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,980)	(5,228)	(46)	(4,229)	0	(12,483)
Recoveries	94	100	4	1,075	0	1,273
Provision	1,474	5,024	29	2,283	181	8,991

Ending balance	$2,773	$3,796	$33	$3,690	$330	$10,622

Ending balance: individually evaluated for impairment	$7	$1,218	$0	$1,165	$0	$2,390
Ending balance: collectively evaluated for impairment	$2,766	$2,578	$33	$2,525	$330	$8,232
Financing receivables:
Ending balance	$138,411	$311,813	$5,507	$128,957	$0	$584,688
Ending balance individually evaluated for impairment	$49	$21,273	$0	$18,451	$0	$39,773
Ending balance collectively evaluated for impairment	$138,362	$290,540	$5,507	$110,506	$0	$544,915

The ALLL totaled $12.5 million or 2.10% of total loans at June 30, 2012, compared to $10.6 million or 1.82% at December 31, 2011. The related allowance allocation for the ITIN portfolio which is included in the residential classification was $1.5 million and $1.7 million at June 30, 2012, and December 31, 2011, respectively. In addition, as of June 30, 2012, the Company had $138.0 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $499 thousand in other liabilities in the Consolidated Balance Sheets.

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

Management believes that the ALLL was adequately funded as of June 30, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses.

Approximately 74% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2012, the unallocated allowance amount represented 5% of the ALLL, compared to 4% at December 31, 2011. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

NOTE 6. OTHER REAL ESTATE OWNED

Other Real Estate Owned – OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of cost or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

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

At June 30, 2012, and December 31, 2011, the recorded investment in OREO was $2.6 million and $3.7 million, respectively. For the six months ended June 30, 2012, the Company transferred foreclosed property from thirteen loans in the amount of $2.4 million to OREO and adjusted the balances through charges to the ALLL in the amount of $438 thousand relating to the transferred foreclosed property. During the six months ended June 30, 2012, further impairment was deemed necessary for an improved commercial land property in the amount of $425 thousand. During this period, the Company sold fourteen properties with balances of $2.6 million for a net loss of $539 thousand. The June 30, 2012 OREO balance consists of thirteen properties, of which eleven are secured with 1-4 family residential real estate in the amount of $697 thousand. The remaining two properties consist of improved commercial land in the amount of $750 thousand, and a commercial building in the amount of $1.2 million.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company’s effective income tax rate was 32.37% for the six months ended June 30, 2012, compared with 17.12% for the six months ended June 30, 2011. During the six months ended June 30, 2011 the Company recorded true-up adjustments resulting in reductions of accrued provision for income tax of $393 thousand. As a result, the effective tax rate for the six months ended June 30, 2011 was inconsistent with our normal effective tax rates reported under normal operating conditions.

Noncontrolling interests are presented in the income statement such that the consolidated income statement includes income and income tax expense from both the Company and noncontrolling interests. The effective tax rate is calculated by dividing income tax expense by income before tax expense for the consolidated entity.

NOTE 8. FEDERAL FUNDS PURCHASED

At June 30, 2012 and December 31, 2011, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $83.0 million at June 30, 2012. The Bank had available lines of credit with the Federal Reserve totaling $30.2 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at June 30, 2012. At June 30, 2012, the lines of credit had interest rates ranging from 0.28% to 1.08%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 9. TERM DEBT

The Bank had outstanding secured advances from the FHLB at June 30, 2012 and December 31, 2011 of $100.0 million and $109.0 million, respectively.

Future contractual maturities of FHLB term advances at June 30, 2012 are as follows:

(Dollars in thousands)
Year	Amount
2012	$75,000
2013	15,000
2014	0
2015	10,000
Thereafter	0

Total FHLB advances	$100,000

The maximum amount outstanding from the FHLB under term advances at any month end during the six months ended June 30, 2012, and the year ended December 31, 2011 was $120.0 million and $141.0 million, respectively. The average balance outstanding on FHLB term advances during the six months ended June 30, 2012 and year ended December 31, 2011 was $112.2 million and $115.5 million, respectively. The weighted average interest rate on the borrowings at June 30, 2012 and December 31, 2011 was 0.48% and 0.39%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s available-for-sale securities portfolio. As of June 30, 2012, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6.0 million. Furthermore, the Company has pledged $256.4 million of its commercial real estate and 1-4 family real estate mortgage loans, and has borrowed $100.0 million against the pledged loans. As of June 30, 2012, the Company held $5.1 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of June 30, 2012.

NOTE 10. MORTGAGE WAREHOUSE LINES OF CREDIT

During the second quarter 2012, Bank of Commerce Mortgage secured two additional warehouse lines of credit agreements with other financial institutions. These additional credit facilities provide Bank of Commerce Mortgage with additional funding capacity of $28 million, based upon a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of June 30, 2012. The outstanding warehouse line balances at June 30, 2012 and December 31, 2011 were $22.1 million and $7.6 million, respectively.

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

Rent expense for the three months and six months ended June 30, 2012 was $400 thousand and $785 thousand, respectively, compared to $296 thousand and $575 thousand, respectively, in the comparable periods in 2011. Rent expense was offset by rent income for the three and six months ended June 30, 2012, of $45 thousand and $55 thousand, respectively, compared to $3 thousand and $7 thousand respectively, in the comparable periods in 2011.

The following table sets forth, as of June 30, 2012, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2012	$385
2013	816
2014	824
2015	422
2016	433
Thereafter	1,840

Total	$4,720

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Commitments to extend credit	$137,994	$132,051
Standby letters of credit	3,576	3,149
Guaranteed commitments outstanding	2,793	1,274

Total commitments	$144,363	$136,474

The Bank is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest rate risk similar to the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the six months ended June 30, 2012, and the year ended December 31, 2011, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the six months ended June 30, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the year ended December 31, 2011. At June 30, 2012, approximately $2.7 million of standby letters of credit expire within one year, and $910 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $499 thousand and $422 thousand at June 30, 2012 and December 31, 2011, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the six months ended June 30, 2012, the Company provided additional provisions of $150 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

The Company has mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions whereby the Company may be required to repurchase mortgage loans for various reasons, among which are (1) a mortgage loan is originated in violation of the mortgage banker’s requirement, (2) the Company breaches any term of the agreement, and (3) an early payment default occurs from a mortgage originated by the Company. As of June 30, 2012, the Company has recorded $499 thousand in other liabilities for estimated buy backs for early payment defaults, representations and warranties. The mortgage loan repurchase agreements are consistent with the standard representations and warranties of the loan sales agreements, and the Company considers the impact to the consolidated financial statements to be immaterial.

Legal Proceedings – On April 19, 2012, the Company tentatively agreed to a legal settlement with Citibank; the settlement agreement is a resolution of a loan repurchase dispute between Bank of Commerce Mortgage and Citibank. The key components of the agreement would require Bank of Commerce Mortgage to pay Citibank up to a maximum of $1.5 million over a thirty month period in exchange for four residential mortgage loans with an aggregate principal balance of $1.6 million. The agreement is subject to a due diligence period in which Bank of Commerce Mortgage will thoroughly evaluate and determine the fair market value of the assets received. Given that the Company is currently lacking the critical details a proper due diligence will provide, it is not reasonably possible to estimate an amount of probable loss, if any, from this arrangement.

The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, excluding Citibank, currently pending will not have a material adverse affect on the Company’s financial position or results of operations.

Concentrations of Credit Risk – The Company grants real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 75% of the Company’s loan and lease portfolio at June 30, 2012 and December 31, 2011, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2012.

(Dollars in thousands)
	Unrealized Gains on Securities	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2011	$919	$826	$1,745
Comprehensive income three months ended March 31, 2012	321	42	363
Comprehensive income (loss) three months ended June 30, 2012	427	(1,085)	(658)

Accumulated other comprehensive income as of June 30, 2012	$1,667	$(217)	$1,450

Accumulated other comprehensive income in the table above is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income included in this document.

NOTE 13. DERIVATIVES

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. To mitigate interest rate risk and market risk, we enter into interest rate swaps and forwards. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, such as mortgage loan commitments, mortgage loans held-for-sale, and wholesale borrowings. The Company does not use derivative instruments for trading or speculative purposes. The counterparties to the interest rate swaps and forwards are major financial institutions.

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

FASB ASC 815-10 requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Statements of Operations. In accordance with FASB ASC 815-10, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

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

On March 1, 2012, the Company performed on the first leg of the forecasted transaction by executing a six month $75 million floating rate FHLB advance, maturing on August 31, 2012. Accordingly, during March 2012 through June 30, 2012, net gains of $118 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable.

As of June 30, 2012, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

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

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of June 30, 2012. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $3.2 million as of June 30, 2012. Accordingly, the Company pledged two mortgage backed securities with an amortized cost of $4.1 million and a fair market value of $4.2 million. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

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

The Company enters into mandatory forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of its mandatory residential mortgage loan commitments and mortgage loans held-for-sale. Credit risk associated with mandatory forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on mandatory forward contracts for the six months ended June 30, 2012. Market risk with respect to mandatory forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Company limits its exposure to market risk by monitoring differences between mandatory commitments to customers and mandatory forward contracts with broker/dealers.

In the event the Company has mandatory delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a pair off fee to or from the broker/dealer equal to the increase or decrease in the market value of the mandatory forward contract. At June 30, 2012, the Bank had commitments to originate mandatory mortgage loans held-for-sale totaling $117.9 million and mandatory forward sales commitments of $86.0 million.

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

The following table summarizes the notional amount, effective dates and maturity dates of the mandatory residential loan commitments and mandatory forward sales contracts the Company had outstanding with counterparties as of June 30, 2012. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in changes to the fair value of the respective hedged items.

(Dollars in thousands)
Description	Notional Amount	Effective Dates (1)	Maturity (2)
Mandatory residential loan commitments	$117,945	4/4/2012 – 6/29/2012	7/2/2012 – 8/22/2012
Mandatory forward sales contracts	$86,000	4/10/2012 – 6/29/2012	7/12/2012 – 9/20/2012

(1)	Represents the effective date ranges of rate locks on unfunded originations, or origination dates of forward sales contracts.
(2)	Represents the date ranges of maturities on rate lock expirations, or the range of mandatory delivery dates on forward sales contracts.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2012, and December 31, 2011. See Note 13 in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest rate lock commitments (1)	Other assets/Other liabilities	$231	$179	$0	$0
Forward sales commitments (1)	Other assets/Other liabilities	0	0	348	251
Forward starting interest rate swaps (2)	Other assets/Other liabilities	0	0	3,169	1,596

Total		$231	$179	$3,517	$1,847

(1)	Derivative not designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Description	Income Sheet Location	2012	2011	2012	2011
Interest rate lock commitments (1)	Mortgage banking revenue, net	$246	$0	$52	$0
Forward sales commitments (1)	Mortgage banking revenue, net	(763)	0	(824)	0
Forward starting interest rate swaps (2)	Interest on FHLB borrowings	150	0	200	0

Total		$(367)	$0	$(572)	$0

(1)	Derivative not designated as hedging instrument.
(2)	Derivative designated as hedging instrument. Gains represent amounts reclassified from accumulated other comprehensive income pertaining to the terminated forward starting interest rate swap.

NOTE 14. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2012, and December 31, 2011, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$65,256	$65,256	$48,118	$48,118
Securities available-for-sale	201,348	201,348	203,524	203,524
Portfolio loans, net	583,608	592,142	574,103	596,249
Mortgages loans held-for-sale, at fair value	23,238	23,238	16,092	16,092
Mortgage loans held-for-sale, at lower of cost or fair value	39,306	39,931	48,276	49,530
Federal Home Loan Bank Stock	6,023	6,023	6,654	6,654
Derivatives	231	231	179	179

Financial liabilities
Deposits	$682,463	$616,292	$667,273	$605,306
Securities sold under agreements to repurchase	14,378	14,364	13,779	13,902
Federal Home Loan Bank advances	100,000	100,223	109,000	109,200
Subordinated debenture	15,465	8,273	15,465	8,013
Earn out payable	200	200	600	600
Derivatives	3,517	3,517	1,847	1,847

Off balance sheet financial instruments:	Contract Amount	Contract Amount
Commitments to extend credit	$136,494	$132,051
Standby letters of credit	$3,576	$3,149
Guaranteed commitments outstanding	$2,793	$1,274

Fair Value Hierarchy

Level 1 valuations utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Mortgage loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company’s mortgage loans held-for-sale are generally sold within seven to twenty days subsequent to funding. The fair value represents the aggregate dollar value in which the loans were sold at in the secondary market subsequent to June 30, 2012, and December 31, 2011, which approximates their fair values as of the end of the reporting periods, respectively. Therefore, the Company believes the measurement of fair value of portfolio loans is derived from Level 2 inputs.

FHLB stock – The carrying value of FHLB stock approximates fair value as the shares can only be redeemed by the issuing institution at par. The Company measures the fair value of FHLB stock using Level 1 inputs.

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At June 30, 2012, future cash flows were discounted at 5.88%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at June 30, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$76,179	$0	$76,179	$0
Corporate securities	49,477	0	49,477	0
Other investment securities (1)	75,692	0	75,692	0
Mortgage loans held-for-sale, at fair value (2)	23,238	0	23,238	0
Derivatives – interest rate lock commitments	231	0	0	231

Total assets measured at fair value	$224,817	$0	$224,586	$231

Derivatives – forward sales commitments	$348	$348	$0	$0
Derivatives – forward starting interest rate swap	3,169	0	3,169	0
Earn out payable	200	0	0	200

Total liabilities measured at fair value	$3,717	$348	$3,169	$200

(1)	Principally represents residential mortgage backed securities issued or guaranteed by governmental agencies, and other asset backed securities.
(2)	Mortgage loans held-for-sale with amortized cost of $22.6 million were adjusted to a fair value of $23.2 million, with the amounts of gains from fair value changes included in mortgage banking revenue disclosed in the Consolidated Statements of Operations.

(Dollars in thousands)	Fair Value at December 31, 2011
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$77,326	$0	$77,326	$0
Corporate securities	40,820	0	40,820	0
Other investment securities (1)	85,378	0	85,378	0
Mortgage loans held-for-sale, at fair value (2)	16,092	0	16,092	0
Derivatives – interest rate lock commitments	179	0	0	179

Total assets measured at fair value	$219,795	$0	$219,616	$179

Derivatives – forward sales commitments	$251	$251	$0	$0
Derivatives – forward starting interest rate swap	1,596	0	1,596	0
Earn out payable	600	0	0	600

Total liabilities measured at fair value	$2,447	$251	$1,596	$600

(1)	Principally represents residential mortgage backed securities issued or guaranteed by governmental agencies, and other asset backed securities.
(2)	Mortgage loans held-for-sale with amortized cost of $15.6 million were adjusted to a fair value of $16.1 million, with the amounts of gains from fair value changes included in mortgage banking revenue disclosed in the Consolidated Statements of Operations.

Debt Securities

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The mortgage loans held-for-sale carried at fair value are disclosed separately on the Company’s Consolidated Balance Sheets. As of June 30, 2012, mortgage loans with a cost basis of $22.6 million were adjusted to their fair values of $23.2 million. The gains and losses representing changes in their fair values are included in mortgage banking revenue, disclosed in the Consolidated Statements of Operations. For the six months ended June 30, 2012, the Company recorded $117 thousand in gains on fair value of mortgage loans held-for-sale. The changes in fair value were attributed to changes in market interest rates, not instrument-specific credit risk.

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

Earn out payable

The earn out payable amount in the recurring table above represents the fair value of the Company’s earn out incentive agreement with noncontrolling Shareholder’s of the Bank of Commerce Mortgage subsidiary. The noncontrolling Shareholder’s of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. Presently, the Company expects to pay out the remaining incentives during the third quarter of 2012. As such, fair value approximates the carrying value of the liability. The Company has determined that the fair values fall within Level 3 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three and six months ended June 30, 2012, and 2011. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)
Three months ended June 30,	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Derivatives – interest rate lock commitments (1)	$(16)	0	247	0	0	$231	0
Earn out payable	$200	0	0	0	0	$200	0

2011
Earn out payable	$596	0	0	0	0	$596	0

(1)	Gains on Derivatives – interest rate lock commitments are disclosed in the Consolidated Statements of Operations within mortgage banking revenue, net.

(Dollars in thousands)
Six months ended June 30,	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Derivatives – interest rate lock commitments (2)	$179	0	52	0	0	$231	0
Earn out payable	$600	0	0	0	(400)	$200	0

2011
Earn out payable (3)	$986	0	(10)	0	(400)	$596	0

(2)	Gains on Derivatives – interest rate lock commitments are disclosed in the Consolidated Statements of Operations within mortgage banking revenue, net.
(3)	Losses on Earn out payable are disclosed in the Consolidated Statements of Operations within other expenses.

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

(Dollars in thousands)	Fair Value at June 30, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$2,278	$0	$0	$2,278
Other real estate owned	2,125	0	0	2,125

Total assets measured at fair value	$4,403	$0	$0	$4,403

(Dollars in thousands)	Fair Value at December 31, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$9,713	$0	$0	$9,713
Mortgage loans held-for-sale	1,426	0	0	1,426
Other real estate owned	3,059	0	0	3,059

Total assets measured at fair value	$14,198	$0	$0	$14,198

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Impaired loans	$223	$2,243	$520	$3,145
Other real estate owned	819	370	819	557

Total	$1,042	$2,613	$1,339	$3,702

For the six months ended June 30, 2012:

•	Collateral dependent impaired loans with a carrying amount of $2.8 million were written down to their fair value of $2.3 million resulting in a $520 thousand adjustment to the ALLL.

•

One OREO property with a carrying balance of $1.2 million was written down to the fair value of $750 thousand resulting in a $425 thousand impairment charge to earnings. Four OREO properties transferred in with an aggregate carrying value of $1.8 million and were written down to their fair value of $1.4 million, resulting in a $394 thousand adjustment to the ALLL

The loan amounts above represent impaired, collateral dependent loans that have been adjusted to fair value during the respective reporting period. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL.

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

In addition to the nonrecurring fair value adjustments of impaired loans and OREO, the Company could potentially incur nonrecurring fair value adjustments to goodwill. All recorded goodwill pertains to the Company’s Mortgage Brokerage Services segment, and all fair value adjustments are recognized within noninterest expense within the Consolidated Statements of Operations. The fair value of goodwill is estimated using a market and income approach, and is provided to the Company by a third party independent valuation consultant. Based on the fair value of the mortgage subsidiary, the Company makes a determination of goodwill impairment. During 2012, the annual impairment review was performed in April, and no fair value adjustment was deemed necessary. The Company records goodwill as a nonrecurring Level 3 when impairment is recorded.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 15. OPERATING SEGMENTS

The Company operates two primary segments: Commercial Banking and Mortgage Brokerage Services. The Commercial Banking segment’s principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. The Commercial Banking segment operates four locations in northern California, and conducts business in the counties of El Dorado, Placer, Sacramento, and Shasta, California.

The Mortgage Brokerage Services segment, which operates as Bank of Commerce Mortgage™ subsidiary, originates and sells residential mortgage loans. Bank of Commerce Mortgage offers residential real estate loans with twenty offices in three different states. Furthermore, the subsidiary is licensed in California, Oregon, Nevada, and Colorado. Mortgages that are originated are sold, servicing included, in the secondary market or directly to correspondent financial institutions.

The following tables represent a reconciliation of the Company’s reportable segments income and expenses to the Company’s consolidated net income for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Three months ended June 30, 2012
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,814	$(3)	$(100)	$0	$8,711
Provision for loan losses	1,650	0	0	0	1,650
Total noninterest income	1,232	6,144	0	(224)	7,152
Total noninterest expense	5,179	5,518	188	(224)	10,661

Income before provision for income taxes	3,217	623	(288)	0	3,552
Provision for income taxes	857	271	0	0	1,128

Net income	$2,360	$352	$(288)	$0	$2,424
Less: Net income attributable to noncontrolling interest	0	172	0	0	172

Net income attributable to Bank of Commerce Holdings	$2,360	$180	$(288)	$0	$2,252
Less: Preferred dividend and accretion on preferred stock	0	0	248	0	248

Income available to common shareholders	$2,360	$180	$(536)	$0	$2,004

(Dollars in thousands)	Three months ended June 30, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$8,566	$(3)	$(46)	$0	$8,517
Provision for loan losses	2,580	0	0	0	2,580
Total noninterest income	1,128	2,550	5	(58)	3,625
Total noninterest expense	5,056	2,665	191	(58)	7,854

Income before provision for income taxes	2,058	(118)	(232)	0	1,708
Provision (benefit) for income taxes	346	(130)	0	0	216

Net income (loss)	$1,712	$12	$(232)	$0	$1,492
Less: Net income attributable to noncontrolling interest	0	6	0	0	6

Net income (loss) attributable to Bank of Commerce Holdings	$1,712	$6	$(232)	$0	$1,486
Less: Preferred dividend and accretion on preferred stock	0	0	235	0	235

Income available to common shareholders	$1,712	$6	$(467)	$0	$1,251

(Dollars in thousands)	Six months ended June 30, 2012
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$17,424	$(63)	$(185)	$0	$17,176
Provision for loan losses	2,950	0	0	0	2,950
Total noninterest income	2,575	11,076	0	(447)	13,204
Total noninterest expense	10,915	9,732	340	(447)	20,540

Income before provision for income taxes	6,134	1,281	(525)	0	6,890
Provision for income taxes	1,660	570	0	0	2,230

Net income	$4,474	$711	$(525)	$0	$4,660
Less: Net income attributable to noncontrolling interest	0	348	0	0	348

Net income attributable to Bank of Commerce Holdings	$4,474	$363	$(525)	$0	$4,312
Less: Preferred dividend and accretion on preferred stock	0	0	434	0	434

Income available to common shareholders	$4,474	$363	$(959)	$0	$3,878

(Dollars in thousands)	Six months ended June 30, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Net interest income (expense)	$17,324	$(42)	$(100)	$0	$17,182
Provision for loan losses	4,980	0	0	0	4,980
Total noninterest income	2,135	5,083	5	(146)	7,077
Total noninterest expense	9,832	5,465	349	(146)	15,500

Income before provision for income taxes	4,647	(424)	(444)	0	3,779
Provision (benefit) for income taxes	1,034	(387)	0	0	647

Net income (loss)	$3,613	$(37)	$(444)	$0	$3,132
Less: Net income attributable to noncontrolling interest	0	(18)	0	0	(18)

Net income (loss) attributable to Bank of Commerce Holdings	$3,613	$(19)	$(444)	$0	$3,150
Less: Preferred dividend and accretion on preferred stock	0	0	470	0	470

Income available to common shareholders	$3,613	$(19)	$(914)	$0	$2,680

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present financial information about the Company’s reportable operating segments as of June 30, 2012, and December 31, 2011:

(Dollars in thousands)	June 30, 2012
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$929,123	$33,632	$126,558	$(126,768)	$962,545
Total portfolio loans, gross	$595,945	$0	$0	$0	$595,945
Total deposits	$685,286	$0	$0	$(2,823)	$682,463

(Dollars in thousands)	December 31, 2011
	Bank	Mortgage	Parent	Elimination	Consolidated
Total assets	$922,949	$28,830	$127,341	$(138,429)	$940,691
Total portfolio loans, gross	$594,372	$0	$0	$(9,684)	$584,688
Total deposits	$671,607	$0	$0	$(4,334)	$667,273

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions; and

•

the impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expenses, which includes the following adopted final rule:

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2011 to June 30, 2012. Also discussed are significant trends and changes in the Company’s results of operations for the three and six months ended June 30, 2012, compared to the same periods in 2011. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In order to enhance our noninterest income, in May 2009 we acquired 51.0% of the capital stock of Simonich Corporation, a successful state of the art mortgage broker of residential real estate loans headquartered in San Ramon, California, with twenty offices in three different states and licenses in California, Oregon, Nevada, and Colorado. The business was formed in 1993, and funds over $1.0 billion of first mortgages annually. The acquisition allows us to penetrate into the mortgage brokerage services market at our current bank locations and to share in the income on mortgage transactions nationwide. On July 1, 2009 we changed the mortgage company’s name to Bank of Commerce MortgageTM in order to enhance our name recognition throughout Northern California. The services offered by Bank of Commerce MortgageTM include brokerage mortgages for single and multi-family residential new financing, refinancing and equity lines of credit which are then sold, servicing included, on the secondary market or to correspondent relationships.

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

Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that there will be significant opportunities to acquire failing institutions or their assets through loss sharing agreements with the FDIC, buy

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of June 30, 2012, we had $23.2 million in nonperforming assets, or 2.41% of total assets. We also seek to maintain a prudent ALLL, which at June 30, 2012 was $12.5 million, representing 2.10% of our loan portfolio.

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

Executive Overview

Significant items for the six months ended June 30, 2012 were as follows:

Capital

•	Repurchased 726,370 common shares at a weighted average cost of $4.12 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	Paid preferred stock dividends of $434 thousand compared to $425 thousand during the same period in 2011.

•

Declared cash dividends of $0.03 per share for 2nd quarter in 2012. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•

Net earnings per diluted common share were $0.23, as compared to $0.16 per diluted common share during the same period in 2011. The increase in net earnings per diluted common share was principally attributed to reduced provision for loan and lease losses, increased mortgage banking revenues, and decreased basic and dilutive weighted average shares.

•

Net interest margin, on a tax equivalent basis, was 3.94% compared to 3.97% at December 31, 2011, and 3.96% at June 30, 2011. Net interest margins have remained relatively consistent over the reporting period. Decreased yields in earning assets have primarily been mitigated by decreased interest expense associated with deposits and borrowings.

•	We recorded gains of $1.2 million on the sale of investment securities during the six months ended June 30, 2012, compared to gains of $913 thousand during the same period a year ago.

•

Mortgage banking revenue was $11.1 million for the six months ended June 30, 2012, compared to $5.1 million during the same period a year ago. Closed mortgage volume was $527.9 million during the six months ended June 30, 2012.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Total consolidated assets were $962.6 million as of June 30, 2012, compared to $940.7 million as of December 31, 2011. Increases in consolidated assets were primarily driven by increases in noninterest bearing demand deposits, resulting in increased cash balances held at the Federal Reserve Bank (FRB).

Credit Quality

•

Nonperforming assets decreased to $23.2 million, or 2.41% of total assets, as of June 30, 2012, compared to $25.2 million, or 2.68% of total assets as of December 31, 2011. Nonperforming loans decreased $943 thousand to $20.6 million, or 3.45% of total loans, as of June 30, 2012, compared to $21.5 million, or 3.68% of total loans as of December 31, 2011. Nonaccrual loans have been written-down to their estimated net realizable values.

•

Net charge offs were $1.1 million during the six months ended June 30 2012, or 0.18% of average loans, as compared to net charge offs of $4.5 million or 0.73% of average loans during the same period a year ago.

•

Provision for loan and lease losses during the six months ended June 30, 2012 was $3.0 million, a decrease of $2.0 million compared to the same period a year ago. During the first six months of 2012, provision expense to net charge offs was 274% compared to 112% during the same period a year ago.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the Form 10-K filed with the SEC on March 9, 2012. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Derivative Loan Commitments – The Company, through its majority owned subsidiary, Bank of Commerce Mortgage, enters into forward delivery contracts to sell residential mortgage loans or mortgage backed securities to broker/dealers at specific prices and dates (“MBS TBAs”) in order to hedge the interest rate risk in its portfolio of mortgage loans held-for-sale and its mandatory residential mortgage loan commitments. These derivative instruments consist primarily of IRLC’s executed with borrowers and mandatory forward purchase commitments with investor lenders. These derivative instruments have not been designated for hedge accounting treatment; accordingly changes in the fair values are reflected in earnings as a component of mortgage banking revenue, net. At June 30, 2012, the Company maintained open forward sales positions of $86.0 million, and mandatory loan commitment rate locks of $117.9 million.

•

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At June 30, 2012, the Company maintained a notional amount of $75 million in interest rate swap agreements which were in an aggregate unrealized loss position of $3.2 million.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 14 of the Notes to the Unaudited Consolidated Financial Statements incorporated in this document.

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

Changes in the slope of the yield curve, the spread between short term and long term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, which means that short term rates are lower than long term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Balance Sheet

As of June 30, 2012, the Company had total consolidated assets of $962.5 million, total net portfolio loans of $583.6 million, an ALLL of $12.5 million, deposits outstanding of $682.5 million, and stockholders’ equity of $113.6 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of June 30, 2012, the Company maintained cash positions at the FRB and correspondent banks in the amount of $41.2 million. The Company also held certificates of deposits with other financial institutions in the amount of $24.0 million, which the Company considers highly liquid.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations when required. Investment securities totaled $201.3 million at June 30, 2012, compared with $203.5 million at December 31, 2011. During the six months ended June 30, 2012, the Company continued to reposition the portfolio to shorten duration while maintaining marginal yields. Specifically, during the period, the Company focused on decreasing duration in the municipal portfolio, and to a lesser extent the residential mortgage backed portfolio. In addition, principal and interest cash flows received from mortgage backed securities were not only reinvested into additional mortgage backed securities, but also relatively short term high quality financial institution issued corporate bonds, and tax exempt municipal bonds. As such, decreases in the amortized cost basis of other asset backed securities, were more than offset by increases in the amortized cost basis of mortgage backed securities, corporate bonds, and tax exempt municipal bonds. During the period, the Company purchased sixty-two securities with a weighted average yield of 3.62%, and sold forty-eight securities with a weighted average yield of 2.63%. The Company will continue to seek opportunities to shorten portfolio duration in the foreseeable future in accordance to the Company’s overall rate view. In order to monitor the financial performance of the municipal bond portfolio, the Company contracted with a third party to review the financial condition of each bond issuer. Pursuant to the sales activity, the Company recorded $1.2 million in realized gains on the sales of securities.

At June 30, 2012, the Company’s net unrealized gain on available-for-sale securities was $2.8 million, compared with $1.5 million net unrealized gains at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair values of the Company’s corporate and municipal bond portfolios, primarily driven by changes in market interest rates, and the contraction of market spreads subsequent to initial purchase of these bonds.

Overall, the net portfolio loan balance increased modestly during the first six months of 2012. The Company recorded net portfolio loans of $583.6 million at June 30, 2012, compared with $574.1 million at December 31, 2011, an increase of $9.5 million, or 1.7%. The increase in net portfolio loans was primarily driven by $13.4 million in net originations of commercial loans, partially offset by $1.9 million net increase to the ALLL. Increases in the commercial loan originations were diversified in amounts and geographic location, and not due to any particularly large originations or concentrations in either of our markets.

The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $3.0 million in provisions for loan losses during the six months ended June 30, 2012, compared with $5.0 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 2.10% and 1.82% as of June 30, 2012, and December 31, 2011, respectively.

Net charge offs were $1.1 million for the six months ended June 30, 2012, compared with net charge offs of $4.5 million for the same period a year ago. The current period charge offs were centered in commercial real estate, 1-4 family residential, and home equity loans. Overall, the loan portfolio is showing some signs of stabilization, however there are lingering weaknesses where the borrower’s business revenue is tied to real estate. At June 30, 2012, the loan portfolio reflects modest decreases in total past due loans and impaired loans, compared to December 31, 2011. However, as of June 30, 2012, there was a net migration of loans into internal risk ratings of special mention and substandard, compared to reported amounts as of December 31, 2011. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Loans held-for-sale, consisting of residential mortgages to be sold in the secondary market, were $62.5 million at June 30, 2012, compared to $64.4 million at December 31, 2011. The mortgage subsidiary continues to realize increased originations given our current historically low rate environment. Closed loan volume during the first six months of 2012 was $527.9 million compared to $252.6 million during the same period a year ago.

The Company’s other real estate owned (OREO) balance at June 30, 2012 was $2.6 million compared to $3.7 million at December 31, 2011. The net decrease was primarily driven by the sale of one large commercial real estate property with carrying value of $1.7 million, and a $425 thousand write down of the carrying value of an improved commercial lot. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements incorporated in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company expects additional foreclosure activity for the foreseeable future, and additional write downs of existing OREO as warranted.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits as of June 30, 2012 were $682.5 million compared to $667.3 million at December 31, 2011, an increase of $15.2 million or 2.3%. The modest increase in deposits was primarily driven by a $16.0 million increase in money market accounts associated with business accounts and the Insured Cash Sweeps (ICS) deposit program, partially offset by decreased brokered certificates of deposits. During the six months ended June 30, 2012, the Company realized net maturities of $6.5 million, and $6.5 million in brokered certificates of deposits, and online listing service certificates of deposits, respectively. Additionally, the Company not only reduced the exposure to brokered certificates of deposits during the first six months of 2012, but extended the duration of the overall brokered certificate of deposit portfolio. The increased cash flows from additional money market deposits were partially used to pay off FHLB borrowings as well.

During the second quarter 2012, Bank of Commerce Mortgage secured two additional warehouse lines of credit agreements with other financial institutions. These additional credit facilities provide Bank of Commerce Mortgage with additional funding capacity of $28 million. Accordingly, outstanding warehouse borrowings as of June 20, 2012 increased to $22.1 million compared to $7.6 million as of December 31, 2011.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be retired accordingly. As of June 30, 2012, the Company repurchased 726,370 common shares at a weighted average cost of $4.12 per share. As such, the weighted average number of basic and dilutive common shares outstanding as of June 30, 2012 decreased by 438,000 to 16,553,134 compared with 16,991,495 at December 31, 2011. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity. There are no guarantees as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice.

Income Statement

Due to conservative underwriting, active servicing of problem credits, and maintenance of a relatively solid net interest margin, the Company has remained profitable over an extended period of weak economic conditions. Accordingly, the Company continues to be well positioned to take advantage of strategic growth opportunities.

Net income attributable to Bank of Commerce Holdings was $4.3 million for the six months ended June 30, 2012 compared with $3.2 million for the same period in 2011. Net income available to common stockholders was $3.9 million for the six months ended June 30, 2012, compared with $2.7 million for the same period in 2011. Diluted earnings per share (EPS) was $0.23 for the six months ended June 30, 2012, compared with $0.16 for the same period in 2011. The increase in net earnings per diluted common share was principally attributed to reduced provision for loan and lease losses, increased mortgage banking revenues, and decreased basic and dilutive weighted average shares.

The Company continued to pay cash dividends of $0.03 per share for second quarter in 2012. In determining the amount of dividends to be paid, consideration is given to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Return on average assets (ROA) and return on average equity (ROE) for the six months ended June 30, 2012, was 0.91% and 7.77%, respectively, compared with 0.68% and 5.93%, respectively, for the same period a year ago. The increase in ROA and ROE for the six months ended June 30, 2012, compared with the same period a year ago, was primarily driven by reduced provision for loan and lease losses, increased mortgage banking net income, and decreased basic and dilutive weighted average shares. The increases in the aforementioned items were partially offset by decreased yields realized from the loan portfolio. The Company continues to experience decreased yields in the loan portfolio due to the pay-off of higher yielding loans, originations and renewals at relatively lower rates, and the transfer of existing loans to nonaccrual status.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)
	June 30, 2012	June 30, 2011
Profitability
Return on average assets	0.91%	0.68%
Return on average equity	7.77%	5.93%
Average earning assets to average assets	95.16%	96.47%

Interest Margin
Net interest margin on a tax equivalent basis	3.94%	3.96%

Asset Quality
Allowance for loan and lease losses to total loans	2.10%	2.24%
Nonperforming assets to total assets	2.41%	2.49%
Net charge offs to average loans	0.18%	0.73%

Liquidity
Loans to deposits	94.68%	93.12%
Liquidity ratio	52.43%	45.98%

Capital
Tier 1 risk based capital – Bank	13.37%	15.76%
Total risk based capital – Bank	14.62%	17.02%
Tier 1 risk based capital – Company	13.64%	15.75%
Total risk based capital – Company	14.89%	17.00%

Efficiency
Efficiency ratio	67.61%	63.89%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the six months ended June 30, 2012 was $17.2 million compared to $17.2 million during the same period a year ago.

Interest income for the six months ended June 30, 2012 was $21.1 million, a decrease of $406 thousand or 1.88% compared to the same period a year ago. The decrease in interest income was primarily driven by decreased yields in the loan portfolio, partially offset by increased loan volume. The decrease in loan interest income was primarily driven by the re-pricing of variable rate 1-4 family ITIN mortgage loans, and net originations of commercial real estate loans at relatively lower rates. During the six months ended June 30, 2012, the ITIN portfolio with an average balance of $63.0 million, yielded 3.45% compared to a yield of 5.16% during the same period a year ago. As a result, interest income recognized from the ITIN portfolio decreased by $681 thousand compared to the same period a year ago.

Despite a decrease in average balance, interest income recognized from the securities portfolio during the first six months of 2012 remained consistent with the same period a year ago. During the final six months of 2011, the entire pool of U.S Agencies were either called or sold, with the majority of the cash flows reinvested into higher yielding corporate bonds and other asset backed securities. Accordingly, the portfolio composition during the first six months of 2012 was weighted more heavily with higher yielding corporate bonds, and other higher yielding asset backed securities, compared to the same period a year ago. As a result, the tax equivalent yield of the securities portfolio increased by 10 basis points to 3.77% compared to 3.67% during the same period a year ago. The increase in portfolio yields more than offset the effects of lower portfolio volume on interest income.

Interest expense during the first six months of 2012 was $4.0 million a decrease of $400 thousand or 9% compared to the same period a year ago. The decrease in interest expense was primarily driven by decreased costs associated with certificates of deposits, savings deposits, and FHLB advances, partially offset by increased interest expense pertaining to the mortgage warehouse lines of credit. During the six months ended June 30, 2012, the Company continued to benefit from the re-pricing of deposits to lower rates, and lower average FHLB advance volume. In addition, $200 thousand in gains were re-classed from OCI and netted with FHLB interest expense, effectively reducing overall FHLB borrowing costs by 37 basis points. See Note 13 Derivatives in the Notes to the Unaudited Financial Statements in this document for further detail on the OCI re-class.

Increased mortgage loan volume led to a $567 thousand increase in interest expense associated with the warehouse lines. Because these lines of credit carry relatively higher interest rates compared to the Company’s FHLB advances, the Company’s overall borrowing costs increased to 1.97% or 90 basis points compared to 1.07% during same period a year ago. The increased borrowing costs limited the benefit derived from the re-pricing of deposits, lower FHLB advance volume, and the OCI re-class. As a result, the Company realized only a modest decrease in overall funding costs of 9 basis points to 1.12% compared to 1.21% during the same period a year ago.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.94% for the six months ended June 30, 2012, a decrease of 2 basis points as compared to the same period a year ago. The slight decrease in net interest margin compared to the same period a year ago primarily resulted from a 12 basis point decline in yield on average earning assets, partially offset by a 10 basis point decrease in interest expense to average earning assets. As mentioned in this caption, lower yields in the loan portfolio were mostly offset by increased yields in the securities portfolio and decreased funding costs.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the six months ended June 30, 2012 and 2011:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(unaudited)

(Dollars in thousands)	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$649,998	$17,644	5.43%	$626,685	$17,991	5.74%
Tax-exempt securities	66,043	1,713	5.19%	50,899	1,486	5.84%
US government securities	0	0	0.00%	29,480	316	2.14%
Mortgage backed securities	64,408	799	2.48%	73,500	995	2.71%
Other securities	67,664	1,223	3.61%	42,256	802	3.80%
Interest bearing due from banks	51,166	303	1.18%	69,205	426	1.23%

Total average interest earning assets	899,279	21,682	4.82%	892,025	22,016	4.94%
Cash & due from banks	9,467			1,985
Bank premises	9,465			9,576
Other assets	26,850			21,114

Total average assets	$945,061			$924,700

Interest Bearing Liabilities
Interest bearing demand	$183,078	$310	0.34%	$148,473	$430	0.58%
Savings deposits	88,879	221	0.50%	90,714	475	1.05%
Certificates of deposit	282,904	2,070	1.46%	307,094	2,585	1.68%
Repurchase agreements	13,685	13	0.19%	14,224	27	0.38%
Other borrowings	136,208	1,344	1.97%	156,756	841	1.07%

Total average interest bearing liabilities	704,754	3,958	1.12%	717,261	4,358	1.21%
Noninterest bearing demand	107,410			95,641
Other liabilities	21,944			5,617
Shareholders’ equity	110,953			106,181

Total average liabilities and shareholders’ equity	$945,061			$924,700

Net Interest Income and Net Interest Margin[2]		$17,724	3.94%		$17,658	3.96%

Interest income on loans includes fee (expense) income of approximately $(91) thousand and $(95) thousand for the six months ended June 30, 2012 and 2011, respectively.

[1]

Average nonaccrual loans of $20.5 million and $18.9 million and average loans held-for-sale of $22.3 million and $19.5 million for the six months ended June 30, 2012 and 2011 are included, respectively.

[2]

Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $548 thousand and $476 thousand for the six months ended June 30, 2012 and 2011, respectively.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six months ended June 30, 2012 and June 30, 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

(Dollars in thousands)	June 30, 2012 over June 30, 2011
	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$633	$(980)	$(347)
Tax-exempt securities[1]	392	(164)	228
US government securities	(316)	0	(316)
Mortgage backed securities	(113)	(83)	(196)
Other securities	459	(38)	421
Interest bearing due from banks	(107)	(17)	(124)

Total Increase (Decrease)	948	(1,282)	(334)

(Decrease) Increase
In Interest Expense:
Interest bearing demand	59	(179)	(120)
Savings accounts	(5)	(249)	(254)
Certificates of deposit	(177)	(338)	(515)
Repurchase agreements	(1)	(13)	(14)
Other borrowings	(203)	706	503

Total Increase (Decrease)	(327)	(73)	(400)

Net Increase (Decrease)	$1,275	$(1,209)	$66

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income for the six months ended June 30, 2012 was $7.2 million, an increase of $3.5 million, or 97%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)
	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change Amount	Change Percent	2012	2011	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$50	$52	$(2)	-4%	$97	$102	$(5)	-5%
Payroll and benefit processing fees	118	102	16	16%	273	230	43	19%
Earnings on cash surrender value – Bank owned life insurance	114	119	(5)	-4%	227	230	(3)	-1%
Gain on investment securities, net	542	655	(113)	-17%	1,187	913	274	30%
Merchant credit card service income, net	38	33	5	15%	73	303	(230)	-76%
Mortgage banking revenue, net	6,144	2,550	3,594	141%	11,076	5,083	5,993	118%
Other income	146	114	32	28%	271	216	55	25%

Total noninterest income	$7,152	$3,625	$3,527	97%	$13,204	$7,077	$6,127	87%

Payroll and benefit processing fees increased by $16 thousand and $43 thousand for the three and six months ended June 30, 2012 compared to the same period a year ago, respectively. In September 2011, the Bank acquired eighty payroll processing customer relationships from a local payroll processing sole proprietorship. As a result of the transaction, the Company has recognized increased payroll and benefit processing fees during the current period.

Gains on the sale of investment securities decreased by $113 thousand for the three months ended June 30, 2012 compared to the same period a year ago. During the second quarter of 2012, the Company sold twenty-six securities compared to thirty-three during the same period a year ago. The sales activity during the second quarter of 2012 resulted in gross gains of $571 thousand and gross losses of $28 thousand. Gains on the sale of investment securities increased by $274 thousand for the six months ended June 30, 2012 compared to the same period a year ago. During the six months ended June 30, 2012, the Company sold forty-eight securities compared to forty-nine during the same period a year ago. The sales activity during the first six months of 2012 resulted in gross gains of $1.3 million, and gross losses of $100 thousand. See Note 4 in the Notes to Unaudited Consolidated Financial Statements in this document for further detail on gross realized gains and losses associated with the selling of securities.

We recorded merchant credit card service income of $38 thousand and $33 thousand for the three months ended June 30, 2012 and 2011, respectively. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, for the six months ended June 30, 2012 merchant credit card income decreased by $230 thousand or 76% from the same period a year ago.

Mortgage banking revenue is primarily derived from net origination fees on residential mortgage loans and net revenue derived from the sale of mortgage loans to financial institutions. Mortgage banking revenue includes gain on sale of loans, revenue from brokers, mortgage loan origination fees, and direct mortgage loan costs. Loan origination fees and broker revenue are recorded as income when the loans are sold. Mortgage banking revenue during the three and six months ended June 30, 2012 increased $3.6 million or 141% and $6.0 million or 118%, respectively compared to the same periods a year ago. During first and second quarter of 2012 the Company benefited from increased closed loan volume as a result of the historically low interest rate environment. For the three and six months ended June 30, 2012, closed loan volume was $283.5 million and $527.9 million, compared to $125.0 million and $283.5 million for the same periods a year ago, respectively. During the three and six months ended June 30, 2012 the Company recorded $8.5 million and $16.1 million in gains on sale of mortgage loans compared to $3.0 million and $6.2 million during the same period a year ago, respectively. Gains on sale of mortgage loans are included under the caption mortgage banking revenue in the Consolidated Statements of Operations incorporated in this document.

The major components of other income are fees earned on ATM, online banking services, wire transfers, and FHLB dividends. The increases in other income were primarily driven by changes of the various components, and are a result of normal operating activities.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Noninterest expense for the six months ended June 30, 2012 was $10.7 million, an increase of $2.8 million or 36% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2012	2011	Change Amount	Change Percent	2012	2011	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$6,478	$4,017	$2,461	61%	$12,460	$8,231	$4,229	51%
Occupancy & equipment expense	825	800	25	3%	1,687	1,528	159	10%
Write down of other real estate owned	425	370	55	15%	425	557	(132)	-24%
Federal Deposit Insurance Corporation insurance premium	198	363	(165)	-45%	410	735	(325)	-44%
Data processing fees	115	91	24	26%	185	190	(5)	-3%
Professional service fees	639	595	44	7%	1,302	1,169	133	11%
Deferred compensation expense	146	131	15	11%	290	258	32	12%
Other expenses	1,835	1,487	348	23%	3,781	2,832	949	34%

Total noninterest expense	$10,661	$7,854	$2,807	36%	$20,540	$15,500	$5,040	33%

Salaries and related benefits expense for the three months ended June 30, 2012 was $6.5 million, an increase of $2.5 million or 61% compared to the same period a year ago. The increase in salary and related benefit expense during the second quarter compared to the same period a year ago was primarily driven by a $2.0 million increase in salaries and bonuses paid out from our mortgage subsidiary, and a $390 thousand increase in the employee cash incentive program accrued at the Bank and Holding Company. The increase in salaries and bonuses paid out by the mortgage subsidiary was driven by increased volume and the commensurate increase in full time equivalent. Salaries and related benefits expense for the six months ended June 30, 2012 was $12.5 million, an increase of $4.2 million or 51% compared to the same period a year ago. The increase in salary and related benefit expense during the six months ended June 30, 2012 compared to the same period year ago was primarily driven by a $2.9 million increase in salaries and bonuses paid out from our mortgage subsidiary (volume related), $226 thousand payout in early retirement benefits at the Bank, and a $340 thousand increase in the employee cash incentive program accrued at the Bank and Holding Company.

Occupancy and equipment expense for the six months ended June 30, 2012 was $1.7 million, an increase of $159 thousand or 10% compared to the same period a year ago. The increase in this expense is primarily driven by increased rent expense associated with our mortgage subsidiary. During the last six months of 2011, and the first quarter of 2012, the mortgage subsidiary expanded their leased square footage pertaining to their existing headquarters, and added several new branches. As a result, mortgage subsidiary rent expense increased by $176 thousand for the six months ended June 30, 2012 compared to the same period a year ago.

Although there has been an easing of velocity of declining real estate values, depressed values continue to detrimentally affect our loan portfolio and have led to a continued elevated level of foreclosures on related properties and movement of the properties into OREO. Particularly impacted by the depressed real estate market are our ITIN loans, which consist of 1-4 family mortgages. At June 30, 2012, eleven 1-4 family residential properties consisting of an aggregate principal balance of $697 thousand were held in OREO. These properties are generally sold within four months from foreclosure, and generally have not had further impairment subsequent to transferring into OREO. At June 30, 2012 two commercial real estate properties consisting of an aggregate principal balance of $2.0 million were held in OREO. These properties carry significantly higher appraised values than 1-4 family residential properties, and have much longer disposition times. Accordingly, all of the subsequent impairment of the Company’s OREO is related to the commercial properties. During the six months ended June 30, 2012 further impairment was deemed necessary for one commercial property in the amount of $425 thousand. During the same period a year ago, impairment was deemed necessary for three commercial real estate properties in the amount of $557 thousand.

The decrease in FDIC assessments during the three and six months ended June 30, 2012, compared to the same periods a year ago resulted from improvements in the Bank’s overall deposit assessment risk profile. Additional discussion on FDIC insurance assessments is provided in our most recent 10-K filed on March 9, 2012, in Item 1 under the caption Federal Deposit Insurance Premiums.

Data processing fees for the three months ended June 30, 2012, increased by $24 thousand or 26% compared to the same period a year ago. The increase in data processing fees was primarily driven by activity associated with the Banks online banking platform. Subsequent to June 30, 2011, three new products were added to the platform, resulting in additional subscription fees paid to the third party provider. In addition, customer usage of the platform has increased during the three and six months ended June 30, 2012 compared to the same periods a year ago. The increase in transactions has led to additional fees paid to the third party provider.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional service fees encompass audit, legal and consulting fees. Professional service fees for the three months ended June 30, 2012 was $639 thousand, an increase of $44 thousand or 7% compared to the same period a year ago. The increase was primarily driven by $40 thousand of expenses incurred by the Bank for the recruitment of certain banking professionals. Professional service fees for the six months ended June 30, 2012 was $1.3 million, an increase of $133 thousand or 11% compared to the same period a year ago. The increase in professional fees for the six months ended June 30, 2012, was primarily driven by increased legal and consulting fees relating to ongoing regulatory compliance requirements, certain litigation with a previous mortgage loan investor, and improvements to information technology infrastructure, all pertaining to our mortgage subsidiary.

Other expenses for the three months ended June 30, 2012 were $1.8 million, an increase of $348 thousand or 23% compared to the same period a year ago. The increase in other expenses was primarily driven by increased overhead and marketing expenses as a result of increased volume at the mortgage subsidiary. With the historically low interest rates driving refinancing and originations, the mortgage subsidiary has incurred increased variable costs such as utilities, telephones, office supplies, meals, travel, and marketing. Other expenses for the six months ended June 30, 2012 were $3.8 million, an increase of $949 thousand or 34% compared to the same period a year ago. The increase in other expenses for the six months ended June 30, 2012, compared to the same period a year ago was primarily driven by increased variable costs associated with increased volume at the mortgage subsidiary. In addition, during the first six months of 2012, the Bank incurred an additional $174 thousand in loss on sale of OREO, and $150 thousand in additional provisions to the reserve for unfunded commitments. The Bank was required to perform on a stand by letter of credit. As such, subsequent to the transaction, the Bank provided additional provisions to the reserve for unfunded commitments. See Note 11 Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements, incorporated in this document for further information on the reserve for unfunded commitments.

Income Taxes

Our consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2012 was 31.76% and 32.37% as compared to 12.65% and 17.12% for the three and six months ended June 30, 2011, respectively. The effective tax rates differed from the federal statutory rate of 35% and the state rate of 8.84% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, tax credits arising from low income housing investments.

Income tax provisions for the three months ended June 30, 2012, increased by $912 thousand or 422%, compared to the same period a year ago. The increase in our effective tax rate and provision during the three months ended June 30, 2012 compared to the same period a year ago was primarily driven by the realization of additional low income housing investment tax credits during the three months ended June 30, 2011. Absent of this benefit, we realized an increase in our effective tax rates. Income tax provisions for the six months ended June 30, 2012, increased by $647 thousand or 245%, compared to the same period a year ago. During the first quarter of 2011, the Mortgage Company subsidiary recognized a reduction in provision for income tax previously accrued of $393 thousand. Accordingly, this reduction in the mortgage subsidiary provision contributed substantially to reducing our consolidated effective tax rate during the six months ended June 30, 2011. We believe our effective tax rate reported in the current period reasonably represents expected effective rates under normal operating conditions, and approximates our expected effective tax rate at December 31, 2012.

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

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations. Investment securities totaled $201.3 million at June 30, 2012, compared with $203.5 million at December 31, 2011. Purchases of $59.4 million of investment securities available-for-sale and increase in fair value of investments available-for-sale of $1.3 million were offset by maturities and calls of $54.6 million, paydowns of $7.8 million, and amortization of net purchase price premiums of $390 thousand. During the first six months of 2012 the Company purchased sixty-two securities, sold forty-eight securities, and had one security called.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the available-for-sale investment securities portfolio by major type as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Obligations of state and political subdivisions	$76,179	$77,326
Mortgage backed securities and collateralized mortgage obligations	52,842	60,610
Corporate securities	49,477	40,820
Other asset backed securities	22,850	24,768

Total	$201,348	$203,524

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at June 30, 2012:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of state and political subdivisions	$228	2.02%	$5,598	2.59%	$29,458	2.90%	$37,515	3.96%	$72,799	3.42%
Mortgage backed securities and collateralized mortgage obligations	1,019	4.62%	36,687	2.90%	6,246	2.64%	8,525	2.59%	52,477	2.85%
Corporate securities	2,007	3.04%	36,021	2.87%	7,082	3.61%	4,979	5.46%	50,089	3.24%
Other asset backed securities	0	0.00%	894	2.40%	718	0.36%	21,555	3.80%	23,167	3.64%

Total	$3,254	3.46%	$79,200	2.86%	$43,504	2.94%	$72,574	3.86%	$198,532	3.25%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

LOANS AND PORTFOLIO CONCENTRATIONS

We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California, and the location of the Bank’s four full service branches, specifically identified as Northern California. We manage our credit risk through diversification of our loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California; repayment is expected from the borrower’s business cash flows or cash flows from real estate investments.

Overall, the net portfolio loan balance increased modestly during the first six months of 2012. The Company recorded net portfolio loans of $583.6 million at June 30, 2012, compared with $574.1 million at December 31, 2011, an increase of $9.5 million, or 2%. The increase in net portfolio loans was primarily driven by $13.4 million in net originations of commercial loans, partially offset by $1.9 million net increase to the ALLL. Increases in the commercial loan originations were diversified in amounts and geographic location, and not due to any particularly large originations or concentrations in either of our markets.

The following table presents the composition of the loan portfolio as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
	June 30, 2012	% of gross portfolio loans	December 31, 2011	% of gross portfolio loans
Commercial	$151,834	25%	$138,411	24%
Real estate – construction loans	29,048	5%	26,064	4%
Real estate – commercial (investor)	214,004	36%	219,864	38%
Real estate – commercial (owner occupied)	69,024	12%	65,885	11%
Real estate – ITIN loans	62,189	10%	64,833	11%
Real estate – mortgage	19,638	3%	19,679	3%
Real estate – equity lines	45,761	8%	44,445	8%
Consumer	4,396	1%	5,283	1%
Other	51	0%	224	0%

Gross portfolio loans	$595,945	100%	$584,688	100%
Less:
Deferred loan fees, net	(160)		(37)
Allowance for loan and lease losses	12,497		10,622

Net portfolio loans	$583,608		$574,103

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a breakdown of the Company’s real estate construction portfolio as of June 30, 2012:

(Dollars in thousands)
Loan Type	Balance	% of gross portfolio loans
Commercial lots and entitled commercial land	$10,280	2%
Commercial real estate – construction	16,260	3%
1-4 family subdivision loans	1,548	0%
1-4 family individual residential lots	960	0%

Total real estate – construction	$29,048	5%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of June 30, 2012, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$56,615	$60,950	$34,269	$151,834
Real estate – construction loans	10,453	18,082	513	29,048
Real estate – commercial (investor)	25,212	70,757	118,035	214,004
Real estate – commercial (owner occupied)	3,037	11,170	54,817	69,024
Real estate – ITIN loans	0	0	62,189	62,189
Real estate – mortgage	687	5,803	13,148	19,638
Real estate – equity lines	2,040	4,489	39,232	45,761
Consumer	1,425	2,060	911	4,396
Other	0	51	0	51

Gross portfolio loans	$99,469	$173,362	$323,114	$595,945

Loans due after one year with:
Fixed rates		$64,605	$90,989	$155,594
Variable rates		108,757	232,125	340,882

Total		$173,362	$323,114	$496,476

Mortgages Held-For-Sale

Mortgages held-for-sale are not classified within the net portfolio loans in the table above. Mortgages held-for-sale are generated through two pipelines: (1) Bank of Commerce Mortgage and (2) the Bank’s mortgage loan early purchase program with Bank of Commerce Mortgage. In both cases, our majority owned subsidiary Bank of Commerce Mortgage originates residential mortgage loans within Bank of Commerce’s geographic market, as well as on a nationwide basis. In scenario (1) above, the loans are funded through a warehouse line of credit with other financial institutions, and are accounted for as loans held-for-sale at the Mortgage Subsidiary.

Under scenario (2) above, Bank of Commerce Mortgage has a mortgage loan early purchase program agreement with the Bank. In accordance with the agreement, Bank of Commerce Mortgage has agreed to sell the Bank undivided participation ownership interests in mortgage loans, without recourse. The Bank then sells the mortgage loans to other investors in the secondary mortgage market. The maximum amount of loans the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At June 30, 2012 and December 31, 2011, Bank of Commerce Mortgage had sold the Bank a participation interest in loans amounting to $37.9 million and $44.6 million, respectively; these loans were in pending sale status as of their respective reporting dates.

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

Mortgages held-for-sale are either carried at fair value or at the lower of cost or market. Mortgage loans carried at fair value represent certain loans that the Company has elected to utilize the fair value option. These loans represent mandatory loans that were not locked forward with an investor at the time of borrower lock commitment (mandatory rate locks). These loans are to be sold to investors subject to mandatory forward sales agreements. Fair value adjustments are made for the difference between the estimated fair value of the mandatory loans (committed price) and the cost basis of these loans, and are recorded in mortgage banking revenue under the caption noninterest income in the Consolidated Statements of Operations. Direct loan origination costs and fees are deferred at origination of the loan and are recognized upon the sale of the loan in mortgage banking revenue, under the caption noninterest income in the Consolidated Statements of Operations. As of June 30, 2012, the Company had $22.6 million in mortgage loans that were carried at fair value of $23.2 million.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For mortgage loans carried at lower of cost or market, cost generally approximates fair value, given the short duration of these assets. Gains and losses on sales of these loans are recorded in mortgage banking revenue, under the caption of noninterest income in the Consolidated Statements of Operations. Direct loan origination costs and fees are deferred at origination of the loan and are recognized upon the sale of the loan in mortgage banking revenue, under the caption of noninterest income in the Consolidated Statements of Operations. Servicing rights associated with the mortgage loans are generally sold. As of June 30, 2012, the Company had $39.3 million in mortgages that were held-for-sale and carried at lower of cost or fair value.

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

Our loan portfolio continues to be impacted by the anemic economic recovery, and continued weakness in our local real estate markets. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $20.6 million or 3.45% of total portfolio loans as of June 30, 2012, as compared to $21.5 million, or 3.68% of total loans, at December 31, 2011. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $23.2 million, or 2.41% of total assets as of June 30, 2012 compared with $25.2 million, or 2.68% of total assets as of December 31, 2011.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on 1) updated appraisals received during the period, or 2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at June 30, 2012 totaled $2.6 million and consisted of thirteen properties.

The following table summarizes our nonperforming assets as of the dates indicated:

(Dollars in thousands)
Nonperforming assets	June 30, 2012	December 31, 2011

Commercial	$0	$49
Residential real estate construction	104	106
Real estate mortgage
1-4 family, closed end 1st lien	4,114	4,474
1-4 family revolving	298	353
ITIN 1-4 family loan pool	9,829	10,332
Home equity loan pool	0	0

Total real estate mortgage	14,241	15,159
Commercial real estate	6,160	6,104

Total nonaccrual loans	20,505	21,418
90 days past due and still accruing	65	95

Total nonperforming loans	20,570	21,513

Other real estate owned	2,647	3,731

Total nonperforming assets	$23,217	$25,244

Nonperforming loans to total loans	3.45%	3.68%
Nonperforming assets to total assets	2.41%	2.68%

As of June 30, 2012, nonperforming assets of $23.2 million have been written down by 34%, or $7.8 million, from their original balance of $33.2 million.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of June 30, 2012, the Company had $1.0 million in ALLL allocations against this pool or 7.72% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. The put reserve was depleted in 2011.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2012, and December 31, 2011, the specific ITIN ALLL allocation represented approximately 2.42% and 2.65% of the total outstanding principal, respectively. During the Company’s most recent regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. Accordingly, with regulatory approval, management reduced the ITIN allowance allocation. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low with a current historical run rate of 3%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. In addition, the Company has experienced a 5% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

•	Delinquency rate of 19% over the life of the portfolio.

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 21%, which is well below the national re-default rate of 34%[1].

As of June 30, 2012, impaired loans totaled $37.0 million, of which $20.5 million were in nonaccrual status. Of the total impaired loans, $12.6 million or one hundred and thirty-seven were ITIN loans with an average balance of approximately $92 thousand. The remaining impaired loans consist of three construction loans, twelve commercial real estate loans, thirteen residential mortgages and seven home equity loans.

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

At June 30, 2012 and December 31, 2011, impaired loans of $16.0 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2012. As of June 30, 2012, there were $7.6 million of ITINs which were classified as TDRs, of which $4.7 million were on nonaccrual status.

As of June 30, 2012, the Company had $29.6 million in TDRs compared to $31.3 million as of December 31, 2011. As of June 30, 2012, the Company had one hundred and four restructured loans that qualified as TDRs, of which seventy-six were performing according to their restructured terms. TDRs represented 4.97% of gross portfolio loans as of June 30, 2012, compared with 5.35% at December 31, 2011.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Troubled debt restructurings
Nonaccrual	$13,607	$13,418
Accruing	16,040	17,883

Total troubled debt restructurings	$29,647	$31,301
Percentage of gross portfolio loans	4.97%	5.35%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $12.5 million and $10.6 million at June 30, 2012 and December 31, 2011, respectively. The increase in the ALLL as of June 30, 2012 as compared to December 31, 2011 is principally attributable to provisions for loan and leases exceeding net charge offs for the current year. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and overall stabilization of our existing loan portfolio.

[1]	Office of the Comptroller of the Currency, March 2012

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)
	June 30, 2012	December 31, 2011	June 30, 2011
Beginning balance	$10,622	$12,841	$12,841
Provision for loan loss charged to expense	2,950	8,991	4,980
Loans charged off	(1,668)	(12,483)	(5,132)
Loan loss recoveries	593	1,273	674

Ending balance	$12,497	$10,622	$13,363

Gross portfolio loans outstanding at period end	$595,945	$584,688	$595,832

Ratio of allowance for loan and lease losses to total loans	2.10%	1.82%	2.24%
Nonaccrual loans at period end:
Commercial	$0	$49	$901
Construction	104	106	1,999
Commercial real estate	6,160	6,104	3,282
Residential real estate	13,943	14,806	12,741
Home equity	298	353	0

Total nonaccrual loans	$20,505	$21,418	$18,923
Accruing troubled debt restructured loans
Commercial	$56	$0	$0
Construction	0	0	108
Commercial real estate	12,798	14,590	17,304
Residential real estate	2,750	2,870	6,569
Home equity	436	423	429

Total accruing restructured loans	$16,040	$17,883	$24,410

All other accruing impaired loans	472	472	539

Total impaired loans	$37,017	$39,773	$43,872

Allowance for loan and lease losses to nonaccrual loans at period end	60.95%	49.59%	70.62%
Nonaccrual loans to gross portfolio loans	3.44%	3.66%	3.18%

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

At June 30, 2012, the recorded investment in loans classified as impaired totaled $37.0 million, with a corresponding valuation allowance (included in the ALLL) of $3.7 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2011, the total recorded investment in impaired loans was $39.8 million, with a corresponding valuation allowance (included in the ALLL) of $2.4 million.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge offs were $1.1 million for the six months ended June 30, 2012, compared with net charge offs of $4.5 million for the same period a year ago. The current period charge offs were centered in commercial real estate, 1-4 family residential, and home equity loans. Overall, the loan portfolio is showing some signs of stabilization, however there are lingering weaknesses where the borrower’s business revenue is tied to real estate. At June 30, 2012, the loan portfolio reflects modest decreases in total past due loans and impaired loans, compared to December 31, 2011. However, there has been a net migration of loans into internal risk ratings of special mention and substandard, compared the December 31, 2011. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
	June 30, 2012		December 31, 2011
	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$3,153	25%	$2,773	26%
Commercial real estate:
Construction	469	4%	617	6%
Other	4,371	35%	3,179	30%
Residential:
1-4 family	2,400	19%	2,040	19%
Home equities	1,492	12%	1,650	16%
Consumer	26	0%	33	0%
Unallocated	586	5%	330	3%

Total allowance for loan and lease losses	$12,497	100%	$10,622	100%

DEPOSITS

Total deposits as of June 30, 2012 were $682.5 million compared to $667.3 million at December 31, 2011, an increase of $15.2 million or 2.3%. The modest increase in deposits was primarily driven by a $16.0 million increase in money market accounts associated with business accounts and the ICS deposit program, partially offset by decreased brokered certificates of deposits. During the six months ended June 30, 2012, the Company realized net maturities of $6.5 million, and $6.5 million in brokered certificates of deposits, and online listing service certificates of deposits, respectively. Additionally, the Company not only reduced the exposure to brokered certificates of deposits during the first six months of 2012, but extended the duration of the overall brokered certificate of deposit portfolio. The increased cash flows from additional deposits were partially used to pay off FHLB borrowings.

Despite the increased competitive pressures to build deposits in light of the current recessionary economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in our most recent 10-K filed on March 9, 2012, in Note 11 of the Notes to the Consolidated Financial Statements.

The following table presents the deposit balances by major category as of June 30, 2012, and December 31, 2011:

(Dollars in thousands)
	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$117,649	18%	$116,193	17%
Interest bearing demand	207,307	30%	179,597	27%
Savings	89,405	13%	89,012	13%
Time, $100,000 or greater	207,706	30%	214,284	32%
Time, less than $100,000	60,396	9%	68,187	11%

Total	$682,463	100%	$667,273	100%

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

(Dollars in thousands)
	June 30, 2012		December 31, 2011
	Amount	Yield	Amount	Yield
NOW accounts	$61,285	0.36%	$39,882	0.46%
Savings	88,879	0.50%	91,876	0.86%
Money market accounts	121,793	0.33%	117,814	0.51%
Certificates of deposit	282,904	1.46%	296,034	1.66%

Interest bearing deposits	554,861	0.94%	545,606	1.19%
Noninterest bearing deposits	107,410		100,722

Average total deposits	$662,271		$646,328

Average other borrowings	$149,893	1.82%	$154,136	0.84%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2012:

Deposit Maturity Schedule

(Dollars in thousands)
June 30, 2012
Maturing in:
Three months or less	$53,107
Three through six months	29,897
Six through twelve months	42,274
Over twelve months	82,428

Total	$207,706

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and ICS use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At June 30, 2012 and December 31, 2011, the Company’s CDARS and ICS balances totaled $28.9 million and $27.7 million, respectively. Of these totals, at June 30, 2012 and December 31, 2011, respective balances of $9.6 million and $15.4 million represented time deposits equal to or greater than $100,000 and were fully insured under current deposit insurance limits.

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

BORROWINGS

At June 30, 2012, the Bank had $14.4 million in outstanding securities sold under agreements to repurchase, and no outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $100.0 million at June 30, 2012. Term debt outstanding as of June 30, 2012 decreased by $9.0 million compared to December 31, 2011, as a result of net FHLB payoffs. Advances from the FHLB amounted to 100% of the total term debt and are secured by investment securities, commercial real estate loans, and residential mortgage loans. The FHLB advances have fixed and floating contractual interest rates ranging from 0.35% to 1.46% that mature in 2012, 2013 and 2015.

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

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The effective interest rate at June 30, 2012 was 3.77%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

On July 29, 2005, Bank of Commerce Holdings participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”) through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “{Trust”). The Trust simultaneously issued $310,000 common securities to the Company. The fixed rate terms expired in September 2010, and have transitioned to floating rate for the remainder of the term.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 of any fiscal year until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at June 30, 2012 was 2.05%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 2.7% of total deposits at June 30, 2012 and 2.4% at December 31, 2011. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $83.0 million as of June 30, 2012; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $30.2 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at June 30, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank paid $4.9 million in dividends to the Holding Company during the six months ended June 30, 2012. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2012, the Holding Company did not have any borrowing arrangements of its own.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.3 million during the six months ended June 30, 2012. The difference between cash provided by operating activities and net income consisted of non-cash items including a $3.0 million provision for loan and lease losses, and net cash proceeds from the origination and sales of mortgage loans.

Net cash of $9.1 million used by investing activities consisted principally of $53.8 million proceeds from sale of investment securities available-for-sale, and $9.8 million proceeds from payments of available-for-sale securities, partially offset by purchases of available-for-sale securities of $59.4 million and net loan originations of $14.3 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of June 30, 2012.

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

The Company and the Bank’s capital amounts and ratios as of June 30, 2012, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$123,334	13.26%	n/a	4.00%
Tier 1 Risk-Based	123,334	13.64%	n/a	4.00%
Total Risk-Based	134,658	14.89%	n/a	8.00%

The Bank
Leverage	$116,495	12.72%	5.00%	4.00%
Tier 1 Risk-Based	116,495	13.37%	6.00%	4.00%
Total Risk-Based	127,412	14.62%	10.00%	8.00%

Total shareholders’ equity at June 30, 2012 was $113.6 million, which was consistent with total shareholders’ equity reported at December 31, 2011. During the six months ended June 30, 2012, decreases in shareholders equity from common stock repurchases and unrealized losses on derivatives were substantially offset by unrealized gains in the available-for-sale investment portfolio and earnings.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the six months ended June 30, 2012, the Company repurchased 726,370 common shares pursuant to the Company’s publicly announced corporate stock repurchase plan. See Note 3 Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements, and Part 2, Item 2, incorporated in this document for further detail regarding the stock repurchase plan.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended June 30, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2012, and 2011:

Cash Dividends and Payout Ratios per Common Share

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
Dividend payout ratio	25%	43%	26%	38%

Off-Balance Sheet Arrangements

Information regarding Off-Balance Sheet Arrangements is included in Note 11 of the Notes to the Unaudited Consolidated Financial Statements incorporated in this document.

Concentration of Credit Risk

Information regarding Concentration of Credit Risk is included in Note 11 of the Notes to Consolidated Financial Statements incorporated in this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of June 30, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2012, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first quarter of 2012 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims, excluding Citibank, currently pending will not have a material adverse affect on the Company’s financial position or results of operations.

For further information on the pending litigation actions with Citibank, reference Part II, Item 1, in the Company’s 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012.

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2011, filed with the SEC on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during the six months June 30, 2012

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/12 – 4/30/12	196,955	$4.35	196,955	336,552
5/1/12 – 5/31/12	37,787	$4.06	37,787	298,765
6/1/12 – 6/30/12	5,645	$3.92	5,645	293,120

Total for quarter	240,387	$4.29	240,387

(1)	Common shares repurchased by the Company during the quarter consisted of 240,387 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 7, 2012	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer