Form 10-Q
period 2012-09-30
Bank of Commerce Holdings
filed 2012-11-08
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Outstanding shares of Common Stock, no par value, as of September 30, 2012: 16,120,746

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Dollars in thousands)	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$40,541	$20,639
Interest bearing due from banks	23,893	26,676

Total cash and cash equivalents	64,434	47,315
Securities available-for-sale, at fair value	194,928	203,524
Securities held-to-maturity, at amortized cost	18,808	0
Portfolio loans	604,695	594,409
Allowance for loan and lease losses	(10,560)	(10,622)

Net loans	594,135	583,787
Mortgage loans held-for-sale, at lower of cost or market	27,875	44,517
Bank premises and equipment, net	9,617	9,306
Goodwill and other intangible assets, net	63	138
Other real estate owned	3,052	3,731
Assets attributable to discontinued operations	0	16,453
Other assets	33,538	31,920

TOTAL ASSETS	$946,450	$940,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$114,856	$116,877
Demand - interest bearing	223,687	179,597
Savings accounts	91,666	89,012
Certificates of deposit	261,410	282,818

Total deposits	691,619	668,304

Securities sold under agreements to repurchase	13,964	13,779
Federal Home Loan Bank borrowings	100,000	109,000
Junior subordinated debentures	15,465	15,465
Liabilities attributable to discontinued operations	0	9,280
Other liabilities	14,049	11,273

Total Liabilities	835,097	827,101
COMMITMENTS AND CONTINGENICES (NOTE 11)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2012 and 2011	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 16,991,495 shares issued; 16,120,746 outstanding on September 30, 2012 and 16,991,495 outstanding on December 31, 2011	39,547	43,115
Retained earnings	49,553	45,671
Accumulated other comprehensive income, net of tax	2,322	1,745

Total Equity – Bank of Commerce Holdings	111,353	110,462
Equity attributable to noncontrolling interest of discontinued operations	0	3,128

Total Stockholders’ Equity	111,353	113,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$946,450	$940,691

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and nine months ended September 30, 2012 and September 30, 2011

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$8,462	$8,794	$25,122	$26,501
Interest on tax-exempt securities	612	470	1,777	1,480
Interest on U.S. government securities	426	437	1,225	1,748
Interest on other securities	841	548	2,367	1,776

Total interest income	10,341	10,249	30,491	31,505

Interest expense:
Interest on demand deposits	147	191	457	621
Interest on savings deposits	90	172	311	647
Interest on certificates of deposit	866	1,204	2,936	3,789
Interest on securities sold under repurchase agreements	6	9	19	36
Interest on Federal Home Loan Bank borrowings	(4)	135	99	447
Interest on other borrowings	121	94	315	296

Total interest expense	1,226	1,805	4,137	5,836

Net interest income	9,115	8,444	26,354	25,669
Provision for loan losses	1,900	2,211	4,850	7,191

Net interest income after provision for loan and lease losses	7,215	6,233	21,504	18,478

Noninterest income:
Service charges on deposit accounts	49	50	146	152
Payroll and benefit processing fees	122	99	395	329
Earnings on cash surrender value – Bank owned life insurance	114	117	341	347
Gain on investment securities, net	550	532	1,737	1,445
Merchant credit card service income, net	39	39	112	342
Other income	545	212	1,149	574

Total noninterest income	1,419	1,049	3,880	3,189

Noninterest expense:
Salaries and related benefits	2,732	2,507	8,385	7,110
Occupancy and equipment expense	508	548	1,523	1,556
Write down of other real estate owned	0	0	425	557
Federal Deposit Insurance Corporation insurance premium	202	300	612	1,035
Data processing fees	94	92	279	282
Professional service fees	255	229	862	848
Deferred compensation expense	150	136	440	394
Other expenses	1,543	885	4,099	3,096

Total noninterest expense	5,484	4,697	16,625	14,878

Income from continuing operations before provision for income taxes	3,150	2,585	8,759	6,789
Provision for income taxes	923	905	2,583	1,939

Net Income from continuing operations	$2,227	$1,680	$6,176	$4,850

Discontinued Operations:
Income (loss) from discontinued operations	$(746)	$1,210	$535	$784
Income tax expense associated with income (loss) from discontinued operations	(239)	499	331	111

Net income (loss) from discontinued operations	(507)	711	204	673

Less: Net income from discontinued operations attributable to noncontrolling interest	0	348	348	330

Net income (loss) from discontinued operations attributable to controlling interest	(507)	363	(144)	343

Net income attributable to Bank of Commerce Holdings	1,720	2,043	6,032	5,193

Less: Preferred dividends and accretion on preferred stock	250	334	684	804
Income available to common shareholders	$1,470	$1,709	$5,348	$4,389

Basic earnings per share attributable to continuing operations	$0.12	$0.08	$0.33	$0.24
Basic earnings per share attributable to discontinued operations	$(0.03)	$0.02	$(0.01)	$0.02
Average basic shares	16,240	16,991	16,448	16,991
Diluted earnings per share attributable to continuing operations	$0.12	$0.08	$0.33	$0.24
Diluted earnings per share attributable to discontinued operations	$(0.03)	$0.02	$(0.01)	$0.02
Average diluted shares	16,240	16,991	16,448	16,991

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and nine months ended September 30, 2012 and September 30, 2011

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income from continuing operations	$2,227	$1,680	$6,176	$4,850
Available-for-sale securities:
Unrealized gains arising during the period	3,129	1,623	5,588	6,416
Available-for-sale reclassification to held-to-maturity (net of tax expenses of $345 for the three and nine months ended September 30, 2012)	(494)	0	(494)	0
Reclassification adjustments for net gains realized in earnings (net of tax expense of $226 and $192 for the three months ended September 30, 2012 and 2011, respectively, and net of tax expense of $715 and $508 for the nine months ended September 30, 2012 and 2011, respectively)	(323)	(274)	(1,022)	(726)
Income tax expense related to unrealized gains	(1,288)	(672)	(2,300)	(2,640)

Net change in unrealized gains	1,024	677	1,772	3,050
Held-to-maturity securities:
Held-to-maturity reclassification from available-for-sale (net of tax expense of $345 for the three and nine months ended September 30, 2012)	494	0	494	0
Accretion of held-to-maturity from other comprehensive income to interest income	(15)	0	(15)	0

Net change in unrealized gains	479	0	479	0
Derivatives:
Unrealized (losses) gains arising during the period	(923)	(837)	(2,496)	(178)
Reclassification adjustments for net gains realized in earnings (net of tax expense of $62 and $0 for the three months ended September 30, 2012 and 2011, respectively, and net of tax expense of $143 and $0 for the nine months ended September 30, 2012 and 2011, respectively)	(88)	0	(205)	0
Income tax benefit (expense) related to unrealized losses (gains)	380	345	1,027	74

Net change in unrealized (losses) gains	(631)	(492)	(1,674)	(104)

Other comprehensive (loss) income, net of tax	872	185	577	2,946

Total comprehensive income	3,099	1,865	6,753	7,796
(Loss) income from discontinued operations	(746)	1,210	535	784
Income tax (benefit) expense associated with income from discontinued operations	(239)	499	331	111
Less: Net income from discontinued operations attributable to noncontrolling interest	0	348	348	330

Comprehensive income – Bank of Commerce Holdings	$2,592	$2,228	$6,609	$8,139

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2011 and nine months ended September 30, 2012

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income					7,255		7,255	549	7,804
Other comprehensive income, net of tax						2,254	2,254		2,254

Comprehensive income							9,509		10,058
Redemption of Series A preferred stock	(17,000)						(17,000)		(17,000)
Accretion on Series A preferred stock	269				(269)		0		0
Issuance of Series B preferred stock, net	19,931						19,931		19,931
Preferred stock dividend					(998)		(998)		(998)
Common stock warrants repurchased and retired		(449)		324			(125)		(125)
Common cash dividend ($0.12 per share)					(2,039)		(2,039)		(2,039)
Compensation expense associated with stock options				36			36		36

Balance at December 31, 2011	$19,931	$0	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590

Unaudited

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income from continuing operations				6,176		6,176		6,176
Net Income from discontinued operations				204		204		204
Less: Income from noncontrolling interests of discontinued operations, net of tax ($266)				(348)		(348)	348	0
Other comprehensive income, net of tax					577	577		577

Comprehensive income						6,609		6,957
Disposition of noncontrolling interest							(3,476)	(3,476)
Preferred stock dividend				(684)		(684)		(684)
Repurchase of common stock		(871)	(3,629)			(3,629)		(3,629)
Common cash dividend ($0.03 per share)				(1,466)		(1,466)		(1,466)
Compensation expense associated with stock options			61			61		61

Balance at September 30, 2012	$19,931	16,120	$39,547	$49,553	$2,322	$111,353	$0	$111,353

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2012 and September 30, 2011

(Dollars in thousands)	September 30, 2012	September 30, 2011
Cash flows from continuing operations:
Net income attributable to Bank of Commerce Holdings	$6,176	$4,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	4,850	7,191
Provision for unfunded commitments	150	0
Depreciation and amortization expense	651	625
Compensation expense associated with stock options	61	27
Gross proceeds from sales of loans held-for-sale, carried at cost	701,777	196,094
Gross originations of loans held-for-sale, carried at cost	(685,135)	(220,937)
Gain on sale of securities available-for-sale	(1,737)	(1,445)
Amortization of investment premiums and accretion of discounts, net	287	893
Amortization of held-to-maturity fair value adjustment	(26)	0
Loss on sale of other real estate owned	874	430
Write down of other real estate owned	425	557
(Increase) decrease in deferred income taxes	(1,249)	4,828
Increase in cash surrender value of bank owned life policies	(278)	(673)
Increase in other assets	(1,231)	(15)
Increase in deferred compensation	362	385
Decrease in deferred loan fees	(179)	(79)
Decrease in other liabilities	(193)	(686)
Decrease (Increase) in assets from discontinued operations	16,453	(7,639)
(Decrease) Increase in liabilities from discontinued operations	(12,408)	6,966

Net cash provided (used) by operating activities	29,630	(8,628)

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	21,410	25,127
Proceeds from sale of available-for-sale securities	72,261	96,221
Purchases of available-for-sale securities	(98,581)	(92,080)
Loan originations, net of principal repayments	(21,015)	(2,509)
Purchase of premises and equipment, net	(966)	(489)
Proceeds from the sale of other real estate owned	5,376	2,270
Proceeds from the termination of interest rate swaps	0	3,000
Proceeds from sale of mortgage subsidiary	321	0

Net cash (used) provided by investing activities	(21,194)	31,540

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	44,723	31,234
Net decrease in certificates of deposit	(21,408)	(30,880)
Net increase in securities sold under agreements to repurchase	185	2,153
Advances on term debt	504,000	404,000
Repayment of term debt	(513,000)	(434,000)
Repurchase of common stock	(3,629)	0
Cash dividends paid on common stock	(1,493)	(1,529)
Cash dividends paid on preferred stock	(695)	(737)
Net proceeds from issuance of preferred stock	0	2,799

Net cash provided (used) in financing activities	8,683	(26,960)

Net increase (decrease) in cash and cash equivalents	17,119	(4,048)
Cash and cash equivalents at beginning of year	47,315	62,234

Cash and cash equivalents at end of year	$64,434	$58,186

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine months ended September 30, 2012 and September 30, 2011

(Dollars in thousands)	September 30, 2012	September 30, 2011
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$4,395	$2,693
Interest	$5,237	$6,478

Supplemental disclosures of non investing cash activities:
Transfer of loans to other real estate owned	$5,996	$2,635

Changes in unrealized gain on investment securities available-for-sale	$3,851	$5,184
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(1,585)	(2,134)

Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities	$2,266	$3,050

Changes in unrealized (loss) gain on derivatives	$(2,496)	$(178)
Changes in deferred tax asset related to changes in unrealized loss (gain) on derivatives	1,027	74

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(1,469)	$(104)

Reclassification of earnings from gains on derivatives	$(350)	$0
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	145	0

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(205)	$0

Reclassifications of fair value adjustment to investment securities held-to-maturities	$(26)	$0
Changes in deferred tax asset related to reclassification of fair value adjustment to investment securities held-to-maturity	11	0

Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	(15)

Accretion of preferred stock, Series A	$0	$67

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (BHC) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of CommerceTM and Roseville Bank of CommerceTM, a division of Redding Bank of Commerce (the “Bank”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), other real estate owned (OREO), accounting for income taxes, and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income and earnings per share (EPS).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company, and the Bank’s former subsidiary, Bank of Commerce Mortgage (the “Mortgage Company”) (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2012, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”) . As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

NOTE 3. DISCONTINUED OPERATIONS

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. The Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of their capital stock. Pursuant to the Stock Purchase Agreement, the Bank will remain 51% liable on loans put back from the purchasers, which were originated during the period that the Holding Company owned the 51% controlling interest in the Mortgage Company.

Under the terms of the Stock Purchase Agreement, the purchaser acquired Bank of Commerce Holdings’ 51% interest at a price of $5.2 million. In exchange for Bank of Commerce Holdings’ 51% share of the Mortgage Company’s equity, Bank of Commerce Holdings received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million.

Payments on the promissory note are generally due over a five year period but potentially subject to a deferral period, based on a prescribed payment schedule commencing in 2013, with 35% due year one, 25% due year two, 20% due year three, 15% due year four and 5% due year five. The promissory note carries a zero rate of interest and the obligation is generally guaranteed by the continuing shareholder of the Mortgage Company. The transaction is expected to be cash flow neutral, with $5.2 million resulting in a return of capital. The Company believes the transaction puts both parties in the best position for other strategic growth opportunities. The Mortgage Company will continue its operations under a different assumed name.

The transaction provides for a continued relationship between Bank of Commerce Holdings and the Mortgage Company. Accordingly, the Company will continue to provide the Mortgage Company a warehouse line of credit, and will continue to participate in the early purchase program.

The warehouse line of credit provides the Mortgage Company with additional funding capacity of $10.0 million, based on a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or specific period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of September 30, 2012. The outstanding warehouse line balances at September 30, 2012 and December 30, 2011 were $3.3 million and $9.7 million, respectively.

Under the early purchase program, the Mortgage Company will continue to sell undivided participation ownership interests in mortgage loans with recourse to the Bank. The maximum amount of loans the Bank will own at any time may not exceed 80% of the Bank’s total risk based capital. At September 30, 2012 the Mortgage Company had sold the Bank a participation interest in loans amounting to $27.9 million, or 21.46% of the Bank’s total risk based capital.

The disposal of the Mortgage Company, which was accounted for as a segment of the Bank resulted in a $746 thousand loss. Accordingly, discontinued operations accounting was applied and the loss was incorporated under the caption Discontinued Operations, within the line item “income from discontinued operations” in the Consolidated Statements of Operations (Unaudited) incorporated in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents detailed information on the accounting transactions that resulted in a loss on disposal of discontinued operations:

(Dollars in thousands)	Amount
Fair value of consideration received
Fair value of the promissory note	$3,941
Cash payment	521
Carrying amount of the noncontrolling interest	3,476

Total fair value of consideration received and carrying amount of noncontrolling interest	7,938
Less: The carrying amount of the former subsidiary’s assets and liabilities	8,684

Total loss on disposal of discontinued operations	$(746)

The table below presents the expected future cash flows from payments of the promissory note discounted at 10%:

(Dollars in thousands)	Annual Amount	Discount Rate	Present Value	Discount
Year 1	$1,641	10%	$1,543	$98
Year 2	1,406	10%	1,198	208
Year 3	937	10%	723	214
Year 4	469	10%	328	141
Year 5	234	10%	149	85

Total	$4,687		$3,941	$746

The fair value of the promissory note is recorded in the caption other assets in the Consolidated Balance Sheets (Unaudited) incorporated in this document. The discount amount which essentially equates to the loss on disposal of discontinued operations will be accreted over the five year term of the promissory note and will be recorded as an adjustment to noninterest income in subsequent Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents summarized financial information for discontinued operations for the three and nine months ended September 30, 2012 and 2011. The amounts represented are net of intercompany transactions.

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest on fees and loans	$0	$219	$969	$503

Interest on other borrowings	0	217	1,032	544

Net interest income	0	2	(63)	(41)

Mortgage banking revenue, net	0	4,253	10,614	9,189

Noninterest income	0	4,253	10,614	9,189

Salaries and related benefits	0	2,438	6,807	6,066
Occupancy and equipment expense	0	194	672	714
Professional service fees	0	284	695	834
Other expenses	0	129	1,096	750

Noninterest expense	0	3,045	9,270	8,364

Income from operations	0	1,210	1,281	784
Loss on disposal of Mortgage Subsidiary	(746)	0	(746)	—

(Loss) income from discontinued operations	(746)	1,210	535	784
Income tax (benefit) expense associated with income from discontinued operations	(239)	499	331	111

Net (loss) income from discontinued operations	(507)	711	204	673

Less: Net income from discontinued operations attributable to noncontrolling interest	0	348	348	330

Net (loss) income from discontinued operations attributable to controlling interest	$(507)	$363	$(144)	$343

The following table presents discontinued operations assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$0	$1,835
Mortgage loans held-for-sale, at fair value	0	16,092
Mortgage loans held-for-sale, at lower of cost of market	0	3,759
Bank premises and equipment, net	0	447
Goodwill and other intangible assets, net	0	3,695
Other assets	0	3,003
Intercompany eliminations	0	(12,377)

Assets of discontinued operations	$0	$16,454

LIABILITIES
Mortgage warehouse lines of credit	$0	$17,284
Other liabilities	0	4,373
Intercompany eliminations	0	(12,377)

Liabilities of discontinued operations	$0	$9,280

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4. EARNINGS PER SHARE

Basic EPS excludes dilution and is reported separately for continuing operations and discontinued operations. Basic EPS for continuing operations and discontinued operations is computed by dividing net income from continuing operations and discontinued operations available to common stockholders by the weighted average number of common shares outstanding for the period, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity.

The following is a computation of basic and diluted EPS for the three and nine months ended September 30, 2012, and 2011:

(Dollars in thousands, except per share data)
	For the three months ended September 30,		For the nine months ended September 30,
Earnings Per Share	2012	2011	2012	2011
NUMERATORS:
Net income from continuing operations	$2,227	$1,680	$6,176	$4,850
Less:
Preferred stock dividends	250	312	684	737
Accretion on preferred stock	0	22	0	67

Net income from continuing operations available to common shareholders	$1,977	$1,346	$5,492	$4,046

Net (loss) income from discontinued operations	$(507)	$711	$204	$673
Less:
Net income from discontinued operations attributable to noncontrolling interest	0	348	348	330

Net (loss) income from discontinued operations attributable to controlling interest available to common shareholders	$(507)	$363	$(144)	$343

DENOMINATORS:
Weighted average number of common shares outstanding - basic	16,240	16,991	16,448	16,991
Effect of potentially dilutive common shares (1)	0	0	0	0

Weighted average number of common shares outstanding - diluted	16,240	16,991	16,448	16,991

EARNINGS PER COMMON SHARE:
Basic attributable to continuing operations	$0.12	$0.08	$0.33	$0.24
Basic attributable to discontinued operations	$(0.03)	$0.02	$(0.01)	$0.02
Diluted attributable to continuing operations	$0.12	$0.08	$0.33	$0.24
Diluted attributable to discontinued operations	$(0.03)	$0.02	$(0.01)	$0.02

Anti-dilutive options not included in earnings per share calculation	407,455	214,580	407,455	214,580
Anti-dilutive warrants not included in earnings per share calculation	0	435,410	0	435,410

(1)	Represents the effects of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

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

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be retired accordingly. There are no guarantees as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice. Pursuant to the stock repurchase plan, the Company repurchased 144,379 and 870,749 common shares during the three and nine months ended September 30, 2012, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the number of common shares purchased and average price paid per common share pursuant to the stock repurchase plan, segregated by period for the nine months ended September 30, 2012:

Period	Number of common shares purchased	Average price paid per common share
1/1/2012 – 1/31/2012	0	$0
2/1/2012 – 2/29/2012	375,983	$3.99
3/1/2012 – 3/31/2012	110,000	$4.21
4/1/2012 – 4/30/2012	196,955	$4.35
5/1/2012 – 5/31/2012	37,787	$4.06
6/1/2012 – 6/30/2012	5,645	$3.92
7/1/2012 – 7/31/2012	2,123	$4.04
8/1/2012 – 8/31/2012	20,275	$4.28
9/1/2012 – 9/30/2012	121,981	$4.41

Total common shares purchased	870,749	$4.17

NOTE 5. SECURITIES

Securities available-for-sale are carried at fair value with unrealized holding gains or losses are included in other comprehensive income (OCI) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer remains in OCI net of tax, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security.

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $40 thousand at the time of transfer. The net unrealized gain of $839 thousand which is recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the year ended December 31, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of September 30, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Obligations of state and political subdivisions	$65,036	$3,039	$(56)	$68,019
Residential mortgage backed securities and collateralized mortgage obligations	53,696	1,028	(371)	54,353
Corporate securities	49,269	1,007	(529)	49,747
Other asset backed securities	22,370	669	(230)	22,809

Total	$190,371	$5,743	$(1,186)	$194,928

Held-to-maturity securities

Obligations of state and political subdivisions	$18,808	$58	$(51)	$18,815

(Dollars in thousands)	As of December 31, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Obligations of state and political subdivisions	$74,444	$2,929	$(47)	$77,326
Residential mortgage backed securities and collateralized mortgage obligations	60,160	669	(219)	60,610
Corporate securities	42,525	102	(1,807)	40,820
Other asset backed securities	24,850	65	(147)	24,768

Total	$201,979	$3,765	$(2,220)	$203,524

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of September 30, 2012, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$541	$543	$0	$0
One year through five years	87,498	89,098	370	371
Five years through ten years	44,303	45,276	8,110	8,096
After ten years	58,029	60,011	10,328	10,348

	$190,371	$194,928	$18,808	$18,815

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $57.0 million in securities with safekeeping institutions for pledging purposes. Of this amount, $34.5 million were pledged as of September 30, 2012. The following table presents the fair market value of the securities pledged, segregated by purpose, as of September 30, 2012:

(Dollars in thousands)	Amount
Public funds collateral	$14,719
Collateralized repurchase agreements	13,964
Federal Home Loan Bank borrowings	0
Interest rate swap contracts	5,828

Total pledged securities	$34,511

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale securities	$18,450	$19,338	$72,261	$96,221

Gross realized gains on sales of securities:
U.S. Treasury and agencies	$0	$163	$0	$165
Obligations of state and political subdivisions	399	319	1,276	447
Residential mortgage backed securities and collateralized mortgage obligations	77	0	260	662
Corporate securities	101	50	316	192
Other asset backed securities	2	0	14	0

Total gross realized gains on sales of securities	$579	$532	$1,866	$1,466

Gross realized losses on sales of securities
U.S. Treasury and agencies	$0	$0	$0	$(5)
Obligations of state and political subdivisions	0	0	0	(4)
Residential mortgage backed securities and collateralized mortgage obligations	(29)	0	(110)	0
Corporate securities	0	0	(16)	(12)
Other asset backed securities	0	0	(3)	0

Total gross realized losses on sales of securities	$(29)	$0	$(129)	$(21)

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at September 30, 2012, and December 31, 2011. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of September 30, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Obligations of states and political subdivisions	$8,013	$(56)	$0	$0	$8,013	$(56)
Residential mortgage backed securities and collateralized mortgage obligations	9,100	(352)	628	(19)	9,728	(371)
Corporate securities	5,355	(236)	6,701	(293)	12,056	(529)
Other asset backed securities	9,856	(230)	0	0	9,856	(230)

Total temporarily impaired securities	$32,324	$(874)	$7,329	$(312)	$39,653	$(1,186)

Held-to-maturity securities

Obligations of states and political subdivisions	$7,259	$(51)	$0	$0	$7,259	$(51)

	As of December 31, 2011
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
Obligations of states and political subdivisions	$5,456	$(44)	$362	$(3)	$5,818	$(47)
Residential mortgage backed securities and collateralized mortgage obligations	19,106	(216)	1,252	(3)	20,358	(219)
Corporate securities	32,514	(1,634)	1,820	(173)	34,334	(1,807)
Other asset backed securities	16,240	(139)	2,304	(8)	18,544	(147)

Total temporarily impaired securities	$73,316	$(2,033)	$5,738	$(187)	$79,054	$(2,220)

At September 30, 2012 and December 31, 2011, fifty-six and sixty-eight securities were in unrealized loss positions, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2012, were issued by private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

In assessing a security for other-than-temporary impairment or permanent impairment the Company must consider whether it intends to sell a security or if it is more likely than not that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other than temporary impairment (OTTI). If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2012 and for the year ended December 31, 2011.

NOTE 6. LOANS

Outstanding loan balances consist of the following at September 30, 2012, and December 31, 2011:

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Commercial	$165,915	$148,095
Real estate – construction loans	21,346	26,064
Real estate – commercial (investor)	215,836	219,864
Real estate – commercial (owner occupied)	74,667	65,885
Real estate – ITIN loans	61,020	64,833
Real estate – mortgage	17,062	19,679
Real estate – equity lines	44,041	44,445
Consumer	4,530	5,283
Other	62	224

Gross portfolio loans	$604,479	$594,372

Less:
Deferred loan fees, net	(216)	(37)
Allowance for loan and lease losses	10,560	10,622

Net portfolio loans	$594,135	$583,787

Gross loan balances in the table above include net premiums of $1 thousand and net discounts of $87 thousand as of September 30, 2012, and December 31, 2011, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Age analysis of past due loans, segregated by class of loans, as of September 30, 2012, and December 31, 2011, were as follows:

(Dollars in thousands)	As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$317	$179	$400	$896	$165,019	$165,915	$0
Commercial real estate:
Construction	0	0	0	0	21,346	21,346	0
Other	1,271	0	734	2,005	288,498	290,503	0
Residential:
1-4 family	3,300	662	5,269	9,231	68,851	78,082	0
Home equities	154	157	0	311	43,730	44,041	0
Consumer	0	0	0	0	4,592	4,592	0

Total	$5,042	$998	$6,403	$12,443	$592,036	$604,479	$0

(Dollars in thousands)	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$1,522	$0	$49	$1,571	$146,524	$148,095	$0
Commercial real estate:
Construction	0	0	26	26	26,038	26,064	0
Other	4,165	0	3,688	7,853	277,896	285,749	0
Residential:
1-4 family	4,016	1,148	5,540	10,704	73,808	84,512	75
Home equities	281	68	373	722	43,723	44,445	20
Consumer	5	0	0	5	5,502	5,507	0

Total	$9,989	$1,216	$9,676	$20,881	$573,491	$594,372	$95

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of September 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$77	$108	$0
Other	16,174	18,150	0
Residential:
1-4 family	6,225	9,517	0
Home equities	95	95	0

Total with no related allowance recorded	$22,571	$27,870	$0
With an allowance recorded:
Commercial	$3,402	$3,402	$875
Commercial real estate:
Other	11,290	11,290	816
Residential:
1-4 family	8,625	9,475	1,023
Home equities	501	501	62

Total with an allowance recorded	$23,818	$24,668	$2,776
Subtotal:
Commercial	$3,402	$3,402	$875
Commercial real estate	$27,541	$29,548	$816
Residential	$15,446	$19,588	$1,085

Total impaired loans	$46,389	$52,538	$2,776

(Dollars in thousands)	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$106	$151	$0
Other	4,488	7,500	0
Residential:
1-4 family	8,204	11,745	0
Home equities	353	548	0

Total with no related allowance recorded	$13,151	$19,944	$0
With an allowance recorded:
Commercial	$49	$49	$7
Commercial real estate:
Other	16,679	16,679	1,218
Residential:
1-4 family	9,471	10,106	1,119
Home equities	423	423	46

Total with an allowance recorded	$26,622	$27,257	$2,390
Subtotal:
Commercial	$49	$49	$7
Commercial real estate	$21,273	$24,330	$1,218
Residential	$18,451	$22,822	$1,165

Total impaired loans	$39,773	$47,201	$2,390

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

One exception to the 90 days past due policy for nonaccruals is the Bank’s pool of home equity loans and lines. Regarding this specific home equity loan pool, the Bank will charge off any loans that go more than 90 days past due. Management believes that at the time these loans become 90 days past due, it is likely that the Company will not collect the remaining principal balance on the loan. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual.

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $167 thousand and $250 thousand for the three months ended September 30, 2012 and 2011, respectively. The Company would have recognized additional interest income, net of tax, of approximately $409 thousand and $571 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Commercial	$3,330	$49
Commercial real estate:
Construction	77	106
Other	10,393	6,104
Residential:
1-4 family	11,733	14,806
Home equities	95	353

Total	$25,628	$21,418

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	For the three months ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,354	$1	$511	$0
Commercial real estate:
Construction	94	0	1,904	1
Other	20,539	113	20,400	99
Residential:
1-4 family	15,366	19	18,344	41
Home equities	610	4	1,531	17
Consumer	2	0	0	0

Total	$37,965	$137	$42,690	$158

(Dollars in thousands)	For the nine months ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$458	$1	$1,548	$1
Commercial real estate:
Construction	101	0	1,071	3
Other	20,693	229	16,046	263
Residential:
1-4 family	16,603	56	17,934	142
Home equities	721	11	1,375	60
Consumer	1	0	0	0

Total	$38,577	$297	$37,974	$469

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

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is modified.

Rate and Maturity – A modification in which the interest rate is modified and maturity date, timing of payments, or frequency of payments is changed.

Rate and Payment Deferral – A modification in which the interest rate is modified and a portion of the principal is deferred.

Maturity – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment Deferral – A modification in which a portion of the principal is deferred.

The following tables present the period ending balances of newly restructured loans that occurred during the three and nine months ended September 30, 2012 and 2011, respectively:

(Dollars in thousands)	For the three months ended September 30, 2012
	Rate Modifications	Rate & Maturity Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Payment Deferral Modification	Total Modifications
Commercial real estate:
Other	$0	$1,000	$0	$2,838	$2,350	$6,188
Residential:
1-4 family	384	0	256	0	0	640

Total	$384	$1,000	$256	$2,838	$2,350	$6,828

(Dollars in thousands)	For the three months ended September 30, 2011
	Rate Modifications	Rate & Maturity Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Payment Deferral Modification	Total Modifications
Residential:
1-4 family	$717	$0	$0	$0	$0	$717

Total	$717	$0	$0	$0	$0	$717

(Dollars in thousands)	For the nine months ended September 30, 2012
	Rate Modifications	Rate & Maturity Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Payment Deferral Modification	Total Modifications
Commercial	$0	$17	$0	$55	$0	$72
Commercial real estate:
Other	0	1,000	0	2,838	2,350	6,188
Residential:
1-4 family	1,228	0	371	0	0	1,599
Home equities	56	146	0	0	0	202

Total	$1,284	$1,163	$371	$2,893	$2,350	$8,061

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	For the nine months ended September 30, 2011
	Rate Modifications	Rate & Maturity Modifications	Rate & Payment Deferral Modifications	Maturity Modifications	Payment Deferral Modification	Total Modifications
Commercial	$5,328	$0	$0	$0	$0	$5,328
Commercial real estate:
Other	6,118	0	0	0	0	6,118
Residential:
1-4 family	3,449	0	0	0	0	3,449
Home equities	299	0	0	0	0	299

Total	$15,194	$0	$0	$0	$0	$15,194

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and nine months ended September 30, 2012, and 2011.

(Dollars in thousands)	For the three months ended September 30,
	2012			2011
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Other	3	$6,188	$6,188	0	$0	$0
Residential:
1-4 family	4	607	606	8	684	719

Total	7	$6,795	$6,794	8	$684	$719

(Dollars in thousands)	For the nine months ended September 30,
	2012			2011
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	2	$73	$73	1	$5,341	$5,341
Commercial real estate:
Other	3	6,188	6,188	2	6,130	6,130
Residential:
1-4 family	12	1,520	1,540	33	3,546	3,509
Home equities	3	198	205	5	299	304

Total	20	$7,979	$8,006	41	$15,316	$15,284

At September 30, 2012 and December 31, 2011, impaired loans of $13.5 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the Company had $27.7 million in TDRs compared to $31.3 million as of December 31, 2011. As of September 30, 2012, the Company had one hundred and one restructured loans that qualified as TDRs, of which sixty-five were performing according to their restructured terms. TDRs represented 4.59% of gross portfolio loans as of September 30, 2012, compared with 5.27% at December 31, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables represent loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2012 and 2011, respectively:

(Dollars in thousands)	For the three months ended September 30,
	2012		2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential:
1-4 family	2	$296	3	$255

Total	2	$296	3	$255

(Dollars in thousands)	For the nine months ended September 30,
	2012		2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential:
1-4 family	4	$690	6	$437

Total	4	$690	6	$437

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	September 30, 2012
	Performing	Nonperforming	Total
Commercial	$162,585	$3,330	$165,915
Commercial real estate:
Construction	21,269	77	21,346
Other	280,110	10,393	290,503
Residential:
1-4 family	66,349	11,733	78,082
Home equities	43,946	95	44,041
Consumer	4,592	0	4,592

Total	$578,851	$25,628	$604,479

(Dollars in thousands)	December 31, 2011
	Performing	Nonperforming	Total
Commercial	$148,046	$49	$148,095
Commercial real estate:
Construction	25,958	106	26,064
Other	279,645	6,104	285,749
Residential:
1-4 family	69,631	14,881	84,512
Home equities	44,072	373	44,445
Consumer	5,507	0	5,507

Total	$572,859	$21,513	$594,372

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of September 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of September 30, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$134,209	$21,318	$3,709	$6,166	$513	$165,915
Commercial real estate:
Construction	16,392	4,877	0	77	0	21,346
Other	229,979	28,153	496	31,875	0	290,503
Residential:
1-4 family	62,048	1,184	0	14,850	0	78,082
Home equities	39,553	2,829	0	1,659	0	44,041
Consumer	4,465	65	0	62	0	4,592

Total	$486,646	$58,426	$4,205	$54,689	$513	$604,479

(Dollars in thousands)	As of December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$127,454	$10,186	$4,351	$6,104	$0	$148,095
Commercial real estate:
Construction	16,450	9,508	0	106	0	26,064
Other	229,581	26,572	7,854	21,742	0	285,749
Residential:
1-4 family	65,987	851	0	17,674	0	84,512
Home equities	39,764	2,923	0	1,758	0	44,445
Consumer	4,766	669	0	72	0	5,507

Total	$484,002	$50,709	$12,205	$47,456	$0	$594,372

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of September 30, 2012, and December 31, 2011:

(Dollars in thousands)	As of September 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(91)	(3,350)	(5)	(2,233)	0	(5,679)
Recoveries	111	9	2	645	0	767
Provision	1,110	2,474	(4)	1,347	(77)	4,850

Ending balance	$3,903	$2,929	$26	$3,449	$253	$10,560

Ending balance: individually evaluated for impairment	$875	$816	$0	$1,085	$0	$2,776
Ending balance: collectively evaluated for impairment	$3,028	$2,113	$26	$2,364	$253	$7,784
Financing receivables:
Ending balance	$165,915	$311,849	$4,592	$122,123	$0	$604,479
Ending balance individually evaluated for impairment	$3,402	$27,541	$0	$15,446	$0	$46,389
Ending balance collectively evaluated for impairment	$162,513	$284,308	$4,592	$106,677	$0	$558,090

(Dollars in thousands)	As of December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,980)	(5,228)	(46)	(4,229)	0	(12,483)
Recoveries	94	100	4	1,075	0	1,273
Provision	1,474	5,024	29	2,283	181	8,991

Ending balance	$2,773	$3,796	$33	$3,690	$330	$10,622

Ending balance: individually evaluated for impairment	$7	$1,218	$0	$1,165	$0	$2,390
Ending balance: collectively evaluated for impairment	$2,766	$2,578	$33	$2,525	$330	$8,232
Financing receivables:
Ending balance	$148,095	$311,813	$5,507	$128,957	$0	$594,372
Ending balance individually evaluated for impairment	$49	$21,273	$0	$18,451	$0	$39,773
Ending balance collectively evaluated for impairment	$148,046	$290,540	$5,507	$110,506	$0	$554,599

The ALLL totaled $10.6 million or 1.75% of total loans at September 30, 2012, and $10.6 million or 1.79% at December 31, 2011. The related allowance allocation for the ITIN portfolio which is included in the residential classification was $1.6 million and $1.7 million at September 30, 2012, and December 31, 2011, respectively. In addition, as of September 30, 2012, the Company had $140.7 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $499 thousand in other liabilities in the Consolidated Balance Sheets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Management believes that the ALLL was adequately funded as of September 30, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses.

Approximately 72% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2012, the unallocated allowance amount represented 2% of the ALLL, compared to 3% at December 31, 2011. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

NOTE 7. OTHER REAL ESTATE OWNED

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

At September 30, 2012, and December 31, 2011, the recorded investment in OREO was $3.1 million and $3.7 million, respectively. For the nine months ended September 30, 2012, the Company transferred foreclosed property from twenty-three loans in the amount of $6.6 million to OREO and adjusted the balances through charges to the ALLL in the amount of $561 thousand relating to the transferred foreclosed property. During the nine months ended September 30, 2012, further impairment was deemed necessary for an improved commercial land property in the amount of $425 thousand. During this period, the Company sold twenty properties with balances of $6.2 million for a net loss of $874 thousand. The September 30, 2012 OREO balance consists of seventeen properties, of which thirteen are secured with 1-4 family residential real estate in the amount of $938 thousand. The remaining four properties consist of improved commercial land in the amount of $750 thousand, two commercial real estate properties in the amount of $1.3 million, and a vacant residential lot in the amount of $24 thousand.

NOTE 8. ACCOUNTING FOR INCOME TAX AND UNCERTAINTIES

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount.

The Company’s effective income tax rate was 31.35% for the nine months ended September 30, 2012, compared with 27.07% for the nine months ended September 30, 2011. The Company’s effective income tax rate related to continuing operations was 29.49% for the nine months ended September 30, 2012, compared with 28.56% for the nine months ended September 30, 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations and discontinued operations divided by the sum of income from continuing operations and discontinued operations. Approximately $280 thousand of the income tax expense included in the Company’s effective tax rate is attributed to the noncontrolling interest of discontinued operations. Excluding income tax expense attributable to the noncontrolling interest of discontinued operations the Company’s effective tax rate is 30.40% for the nine months ended September 30, 2012.

NOTE 9. FEDERAL FUNDS PURCHASED

At September 30, 2012 and December 31, 2011, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $65.1 million at September 30, 2012. The Bank had available lines of credit with the Federal Reserve totaling $27.5 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at September 30, 2012. At September 30, 2012, the lines of credit had interest rates ranging from 0.28% to 1.07%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 10. TERM DEBT

The Bank had outstanding secured advances from the FHLB at September 30, 2012 and December 31, 2011 of $100.0 million and $109.0 million, respectively.

Future contractual maturities of FHLB term advances at September 30, 2012 are as follows:

(Dollars in thousands)
Year	Amount
2012	$0
2013	90,000
2014	0
2015	10,000
Thereafter	0

Total FHLB advances	$100,000

The maximum amount outstanding from the FHLB under term advances at any month end during the nine months ended September 30, 2012, and the year ended December 31, 2011 was $120.0 million and $141.0 million, respectively. The average balance outstanding on FHLB term advances during the nine months ended September 30, 2012 and year ended December 31, 2011 was $111.5 million and $115.5 million, respectively. The weighted average interest rate on the borrowings at September 30, 2012 and December 31, 2011 was 0.51% and 0.39%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of September 30, 2012, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $5.8 million. Furthermore, the Company has pledged $245.4 million of its commercial real estate and 1-4 family real estate mortgage loans, and has borrowed $100.0 million against the pledged loans. As of September 30, 2012, the Company held $15.2 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of September 30, 2012.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases two sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense reported in continuing operations for the three months and nine months ended September 30, 2012 was $102 thousand and $328 thousand, respectively, compared to $116 thousand and $349 thousand, respectively, in the comparable periods in 2011. Rent expense was offset by rent income for the three and nine months ended September 30, 2012, of $21 thousand and $72 thousand, respectively, compared to $4 thousand and $11 thousand respectively, in the comparable periods in 2011.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, as of September 30, 2012, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2012	$114
2013	344
2014	390
2015	422
2016	433
Thereafter	1,840

Total	$3,543

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$140,736	$132,051
Standby letters of credit	3,331	3,149
Guaranteed commitments outstanding	1,293	1,274

Total commitments	$145,360	$136,474

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the three and nine months ended September 30, 2012, and the year ended December 31, 2011, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the nine months ended September 30, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the year ended December 31, 2011. At September 30, 2012, approximately $2.8 million of standby letters of credit expire within one year, and $562 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $499 thousand and $422 thousand at September 30, 2012 and December 31, 2011, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

economic conditions. During the nine months ended September 30, 2012, the Company provided additional provisions of $150 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk – The Company purchases from its former mortgage subsidiary, undivided participation ownership interest in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 72% and 74% of the Company’s gross loan and lease portfolio at September 30, 2012 and December 31, 2011, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated OCI for the nine months ended September 30, 2012.

(Dollars in thousands)
	Unrealized Gains on Securities	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2011	$919	$826	$1,745
Comprehensive income three months ended March 31, 2012	321	42	363
Comprehensive income (loss) three months ended June 30, 2012	427	(1,085)	(658)
Comprehensive income (loss) three months ended September 30, 2012	1,503	(631)	872

Accumulated other comprehensive income as of September 30, 2012	$3,170	$(848)	$2,322

Accumulated OCI in the table above is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income incorporated in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 13. DERIVATIVES

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. To mitigate interest rate risk and market risk, we enter into interest rate swaps with counterparties. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, such as fixed rate loans or wholesale borrowings. The Company does not use derivative instruments for trading or speculative purposes. The counterparties to the interest rate swaps and forwards are major financial institutions.

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

FASB ASC 815-10 requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Statements of Operations. In accordance with ASC 815-10, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

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

As of September 30, 2012, the Company performed on the first two legs of the forecasted transaction by executing forecasted FHLB borrowings of $75 million, with maturities that aligned with the respective interest rate swap agreements. Accordingly, during March 2012 through September 30, 2012, net gains of $206 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2012, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

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

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of September 30, 2012. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

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

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.1 million as of September 30, 2012. Accordingly, the Company pledged two mortgage backed securities and one collateralized mortgage backed security with an aggregate face value of $5.5 million and an aggregate fair market value of $5.4 million. If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2012, and December 31, 2011. See Note 14 in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Forward starting interest rate swaps (1)	Other assets/Other liabilities	$0	$0	$4,091	$1,596

(1)	Derivative not designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Description	Income Sheet Location	2012	2011	2012	2011
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$150	$0	$350	$0

(1)	Derivative designated as hedging instrument. Gains represent amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold the 51% ownership interest in the Mortgage Company. See Note 3 in these Notes to Unaudited Consolidated Financial Statements for additional detail on discontinued operations. On the effective date of the sale and all prior periods ending in 2012 and 2011 the Mortgage Company had derivative transactions recorded in accordance to ASC 815 Derivatives and Hedging. Accordingly, the assets and liabilities

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

relating to these derivatives are no longer included in the Consolidated Balance Sheets as of September 30, 2012. However, the Mortgage Company’s assets and liabilities balances pertaining to derivatives as of December 31, 2011 were reclassified and are included in the respective captions of assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2012. See the Company’s June 30, 2012 Form 10-Q, Note 13, filed on August 7, 2012 for detailed disclosures regarding derivatives held by the Mortgage Company.

The following table summarizes the types of derivatives held by the Mortgage Company, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of December 31, 2011.

(Dollars in thousands)
Description	Balance Sheet Location	December 31, 2011
Interest rate lock commitments	Assets attributable to discontinued operations	$179
Forward sales commitments	Liabilities attributable to discontinued operations	$251

The following table summarizes the types of derivatives held by the Mortgage Company, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Description	Income Sheet Location	2012	2011	2012	2011
Interest rate lock commitments	Net income from discontinued operations(1)	$0	$0	$52	$0
Forward sales commitments	Net income from discontinued operations(1)	0	0	(824)	0

Total		$0	$0	$(772)	$0

(1)	Prior to the sale of the Mortgage Company, these amounts were included in the caption Mortgage banking revenue, net, in the Consolidated Statements of Operations for the six months ended June 30, 2012.

NOTE 14. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2012, and December 31, 2011, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets – Continued operations
Cash and cash equivalents	$64,434	$64,434	$47,315	$47,315
Securities available-for-sale	194,928	194,928	203,524	203,524
Securities held-to-maturity	18,808	18,815	0	0
Portfolio loans, net	594,135	601,443	583,787	586,565
Mortgage loans held-for-sale, at lower of cost or fair value	27,875	28,713	44,517	45,705
Promissory note due from the Mortgage Company	3,941	3,941	0	0
Federal Home Loan Bank Stock	5,795	5,795	6,654	6,654
Derivatives	0	0	0	0

Financial assets – Discontinued operations
Cash and cash equivalents	$0	$0	$803	$803
Mortgages loans held-for-sale, at fair value	0	0	16,092	16,092
Mortgage loans held-for-sale, at lower of cost or fair value	0	0	3,759	3,825
Derivatives	0	0	179	179

Financial liabilities – Continued operations
Deposits	$691,619	$613,590	$666,242	$604,275
Securities sold under agreements to repurchase	13,964	14,005	13,779	13,902
Federal Home Loan Bank advances	100,000	100,251	109,000	109,200
Subordinated debenture	15,465	8,202	15,465	8,013
Earn out payable	0	0	600	600
Derivatives	4,091	4,091	1,847	1,847

Financial liabilities – Discontinued operations
Deposits	$0	$0	$1,039	$1,039

Off balance sheet financial instruments:	Contract Amount		Contract Amount
Commitments to extend credit	$140,736		$132,051
Standby letters of credit	$3,331		$3,149
Guaranteed commitments outstanding	$1,293		$1,274

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Portfolio loans, net – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Given that there are commercial loans with specific terms that are not readily available; the Company believes the fair value of portfolio loans is derived from Level 3 inputs.

Mortgage loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company’s mortgage loans held-for-sale are generally sold within seven to twenty days subsequent to funding. The fair value represents the aggregate dollar value in which the loans were sold at in the secondary market subsequent to September 30, 2012, and December 31, 2011, which approximates their fair values as of the end of the reporting periods, respectively. Therefore, the Company believes the measurement of fair value of portfolio loans is derived from Level 2 inputs.

Promissory note due from Mortgage Company – To determine the fair value of the promissory note, the Company discounted the expected future cash flows based on a discount rate derived by the average of the bid/ask yields on debt issued by a large mortgage lender with similar risk characteristics, whose debt is currently traded in an active open market. In addition, a risk premium adjustment was added to incorporate certain inherent risks and credit risks associated with the payment of certain cash flows from the former mortgage subsidiary. Accordingly, the Company derived a 10% discount rate to discount the future expected cash flows over a period of five years. The company believes the fair value of the promissory note is derived from Level 3 inputs.

FHLB stock – The carrying value of FHLB stock approximates fair value as the shares can only be redeemed by the issuing institution at par. The Company measures the fair value of FHLB stock using Level 1 inputs.

Deposits – The Company measures fair value of deposits using Level 2 and Level 3 inputs. The fair value of deposits were derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

expected decay rates for non maturing deposits. The Company obtained FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy. Decay rates were developed through internal analysis, and are supported by the most recent six years of the Bank’s transaction history. The inputs used by the Company to derive the decay rate assumptions are unobservable inputs, and therefore fall under Level 3 of the fair value hierarchy.

Securities sold under agreements to repurchase – The fair value of securities sold under agreements to repurchase is estimated by discounting the expected contractual cash flows related to the outstanding borrowings at rates equal to the Company’s current offering rate, which approximate general market rates. The Company measures the fair value of securities sold under agreements to repurchase using Level 3 inputs.

FHLB advances – The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of the reporting date. For variable rate FHLB borrowings, the carrying value approximates fair value. The Company measures the fair value of FHLB advances using Level 2 inputs.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At September 30, 2012, future cash flows were discounted at 6.33%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write downs of individual assets.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at September 30, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$68,019	$0	$68,019	$0
Corporate securities	49,747	0	49,747	0
Other investment securities (1)	77,162	0	77,162	0

Total assets measured at fair value	$194,928	$0	$194,928	$0

Derivatives – forward starting interest rate swap	$4,091	$0	$4,091	$0

Total liabilities measured at fair value	$4,091	$0	$4,091	$0

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

(Dollars in thousands)	Fair Value at December 31, 2011
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$77,326	$0	$77,326	$0
Corporate securities	40,820	0	40,820	0
Other investment securities (1)	85,378	0	85,378	0
Mortgage loans held-for-sale, at fair value (2)	16,092	0	16,092	0
Derivatives – interest rate lock commitments (3)	179	0	0	179

Total assets measured at fair value	$219,795	$0	$219,616	$179

Derivatives – forward sales commitments (3)	$251	$251	$0	$0
Derivatives – forward starting interest rate swap	1,596	0	1,596	0
Earn out payable (4)	600	0	0	600

Total liabilities measured at fair value	$2,447	$251	$1,596	$600

(1)	Principally represents residential mortgage backed securities issued by both governmental and nongovernmental agencies, and other asset backed securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(2)	Mortgage loans held-for-sale with amortized cost of $15.6 million were adjusted to a fair value of $16.1 million and are included in the caption assets attributable to discontinued operations, in the Consolidated Balance Sheets. Gains from fair value changes are included in the caption net income from discontinued operations disclosed in the Consolidated Statements of Operations.
(3)	The respective balances are included in assets or liabilities attributable to discontinued operations in the Consolidated Balance Sheets, and the associated gains or losses are included in net income from discontinued operations disclosed in the Consolidated Statements of Operations.
(4)	The respective balances are included in the caption liabilities attributable to discontinued operations in the Consolidated Balance Sheets.

Recurring Items – Continuing Operations

Debt Securities – The available-for-sale securities amount in the recurring fair value table above represents securities that have been adjusted to their fair values. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things. The Company has determined that the source of these fair values falls within Level 2 of the fair value hierarchy.

Forward starting interest rate swaps – The valuation of the Company’s interest rate swaps were obtained from third party pricing services. The fair values of the interest rate swaps were determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis was based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of these derivatives’ fair values falls within Level 2 of the fair value hierarchy.

Earn out payable – The earn out payable amount in the recurring table above represents the fair value of the Company’s earn out incentive agreement with the Company’s former subsidiary Bank of Commerce Mortgage. The noncontrolling shareholder’s of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable is estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. At December 31, 2011, the Company expected to pay out the remaining incentives during the twelve months of 2012. As such, fair value approximated the carrying value of the liability. The Company determined that the fair values fall within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three and nine months ended September 30, 2012, and 2011. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)
Three months ended September 30,	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Derivatives – interest rate lock commitments	$0	0	0	0	0	$0	0
Earn out payable	$0	0	0	0	0	$0	0

2011
Earn out payable	$596	0	4	0	0	$600	0
Derivatives	$0	0	130	0	0	$130	0

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)
Nine months ended September 30,	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements (1)	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Derivatives – interest rate lock commitments	$179	0	52	0	231	$0	0
Earn out payable	$600	0	0	0	600	$0	0

2011
Earn out payable	$986	0	(386)	0	0	$600	0

(1)	Pursuant to the sale of the Mortgage Company effective June 30, 2012, the Company no longer has interest rate lock commitments, and has settled the earn out payable. See Note 3, Discontinued Operations in these Notes to Unaudited Consolidated Financial Statements for further detail on the sale of the Mortgage Company.

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

(Dollars in thousands)	Fair Value at September 30, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$11,631	$0	$0	$11,631
Other real estate owned	931	0	0	931

Total assets measured at fair value	$12,562	$0	$0	$12,562

(Dollars in thousands)	Fair Value at December 31, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$9,713	$0	$0	$9,713
Mortgage loans held-for-sale	1,426	0	0	1,426
Other real estate owned	3,059	0	0	3,059

Total assets measured at fair value	$14,198	$0	$0	$14,198

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impaired loans	$2,293	$2,705	$2,724	$5,591
Other real estate owned	2	0	435	557

Total	$2,295	$2,705	$3,159	$6,148

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the nine months ended September 30, 2012:

•	Collateral dependent impaired loans with a carrying amount of $14.3 million were written down to their fair value of $11.6 million resulting in a $2.7 million adjustment to the ALLL.

•

One OREO property with a carrying balance of $1.2 million was written down to the fair value of $750 thousand resulting in a $425 thousand impairment charge to earnings. Three properties transferred in with an aggregate carrying value of $191 thousand and were written down to their fair value of $181 thousand, resulting in a $10 thousand adjustment to the ALLL

The loan amounts above represent impaired, collateral dependent loans that have been adjusted to fair value during the respective reporting period. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL.

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. The Company records OREO as a nonrecurring Level 3.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2011 to September 30, 2012. Also discussed are significant trends and changes in the Company’s results of operations for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

General

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (BHC) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of CommerceTM (“Bank”), which operates under two separate names (Redding Bank of CommerceTM and Roseville Bank of CommerceTM, a division of Redding Bank of Commerce). We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce ¦ Bank of ChoiceTM” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank offers wealth management services through a third party investment broker.

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in Bank of Commerce Mortgage (the “Mortgage Company”), a residential mortgage banking company headquartered in San Ramon, California. The Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of their capital stock. The initial transaction was recorded in accordance with ASC 805, Business Combinations, and resulted in recorded goodwill of $3.7 million. See the Company’s 2009 and 2010 Notes to the Consolidated Financial Statements, incorporated in the Company’s respective Form 10-K filings for further information regarding the purchase and accounting for the acquisition of the Mortgage Company.

We continuously search for both organic and external expansion opportunities, through internal growth, strategic alliances, acquisitions, establishing a new office or the delivery of new products and services. Systematically, we reevaluate the short and long term profitability of all of our lines of business, and do not hesitate to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to our staff, customers, and the markets we serve.

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

Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that there will be significant opportunities to buy branches from struggling banks in our market areas looking to raise capital, and acquire entire franchises for little to no premium. We also believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios. We believe that the net proceeds raised in our capital offering will assist us in implementing our growth strategies by providing the capital necessary to support future asset growth, both organically and through strategic acquisitions.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of September 30, 2012, we had $28.7 million in nonperforming assets, or 3.03% of total assets. We also seek to maintain a prudent ALLL, which at September 30, 2012 was $10.6 million, representing 1.75% of our loan portfolio.

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

Executive Overview

Significant items for the nine months ended September 30, 2012 were as follows:

Operations

•

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in Bank of Commerce Mortgage for consideration of $5.2 million. The transaction is expected to be cash flow neutral, with $5.2 million resulting in a return of capital. The Mortgage Company will continue its operation under a different assumed name.

•

Total consolidated assets were $946.5 million as of September 30, 2012, compared to $940.7 million as of December 31, 2011. Increases in interest bearing demand deposits funded organic loan growth, purchases of securities, and additional cash balances held at the Federal Reserve Bank (FRB).

Capital

•	Repurchased 870,749 common shares at a weighted average cost of $4.17 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	Paid preferred stock dividends of $684 thousand compared to $804 thousand during the same period in 2011.

•

Declared cash dividends of $0.03 per share for 3rd quarter in 2012. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•

Net earnings per diluted common share attributable to continuing and discontinued operations were $0.33 and $(0.01), compared to $0.24 and $0.02, during the same period in 2011, respectively. The increase in net earnings per diluted common share from continuing operations was principally attributed to reduced provision for loan and lease losses, and decreased dilutive weighted average common shares.

•

Net interest margins have expanded modestly over the reporting period. Net interest margin, on a tax equivalent basis, was 4.04% compared to 3.97% at December 31, 2011, and 3.96% at September 30, 2011. Decreased yields on earning assets were more than offset by decreased interest expense associated with deposits and borrowings.

•	We recorded gains of $1.7 million on the sale of investment securities during the nine months ended September 30, 2012, compared to gains of $1.4 million during the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Quality

•

Nonperforming assets increased to $28.7 million, or 3.03% of total assets, as of September 30, 2012, compared to $25.2 million, or 2.68% of total assets as of December 31, 2011. Nonperforming loans decreased $4.1 million to $25.6 million, or 4.24% of total loans, as of September 30, 2012, compared to $21.5 million, or 3.62% of total loans as of December 31, 2011. Nonaccrual loans have been written-down to their estimated net realizable values.

•

Net charge offs were $4.9 million during the nine months ended September 30 2012, or 0.82% of average loans, as compared to net charge offs of $9.4 million or 1.54% of average loans during the same period a year ago.

•

Provision for loan and lease losses during the nine months ended September 30, 2012 was $4.9 million, a decrease of $2.3 million compared to the same period a year ago. During the first nine months of 2012, provision expense to net charge offs was 98.72% compared to 78.16% during the same period a year ago.

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

Types of derivative transactions currently recorded by the Company as of September 30, 2012:

•

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At September 30, 2012, the Company maintained a notional amount of $75 million in interest rate swap agreements which were in an aggregate unrealized loss position of $4.1 million.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, derivatives, and loans held-for-sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, and OREO. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

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

RESULTS OF OPERATIONS

Balance Sheet

As of September 30, 2012, the Company had total consolidated assets of $946.5 million, total net portfolio loans of $594.1 million, an ALLL of $10.6 million, deposits outstanding of $691.6 million, and stockholders’ equity of $111.4 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of September 30, 2012, the Company maintained cash positions at the FRB and correspondent banks in the amount of $40.5 million. The Company also held certificates of deposits with other financial institutions in the amount of $23.9 million, which the Company considers highly liquid.

During August of 2012, the Company transferred available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their local market holdings. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $40 thousand at the time of transfer. The net unrealized gain of $839 thousand which is recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations when required. Available-for-sale investment securities totaled $194.9 million at September 30, 2012, compared with $203.5 million at December 31, 2011. During the nine months ended September 30, 2012, management continued to strategically reposition the portfolio to maximize yields within the framework of our present risk tolerance and overall interest rate view. During the period, the Company focused on investing excess cash and reinvesting principal and interest pay downs from mortgage backed securities and collateralized mortgage obligations into bank qualified municipal bonds and corporate bonds.

Purchases corporate bonds were focused on relatively short term (maturities ranging between four to six years), high quality debt instruments issued by large financial institutions. Management believes the risk adjusted yield spreads of these securities compared to what is currently offered in the treasury markets, or mortgage backed securities markets provides the Company with certain opportunities to maintain net interest margins without extending too long on the yield curve.

Purchases of municipal bonds focused on bank qualified general obligation and revenue bonds where the debt proceeds are used to fund the operations of state essential services. The municipal bonds purchased generally had maturities ranging from five to eight years, with some of the bonds having call dates within two to four years. Management monitors the financial performance of the municipal bond portfolio on an ongoing basis. Should the outcome of these reviews indicate declining credit quality, inadequate debt service coverage, or if the bonds have fallen outside of our risk tolerance, they would be sold in the open market.

During the period, the Company purchased one hundred and two securities with a weighted average yield of 3.29%, and sold sixty-nine securities with a weighted average yield of 2.85%. Pursuant to the sales activity, the Company recorded $1.7 million in realized gains on the sales of securities.

At September 30, 2012, the Company’s net unrealized gains on available-for-sale securities were $4.6 million, compared with $1.5 million net unrealized gains at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair values of the Company’s corporate and municipal bond portfolios, primarily driven by changes in market interest rates, and the contraction of market spreads subsequent to initial purchase of these bonds.

Overall, the net portfolio loan balance increased modestly during the nine months of 2012. The Company recorded net portfolio loans of $594.1 million at September 30, 2012, compared with $583.8 million at December 31, 2011, an increase of $10.3 million, or 2%. The increase in net portfolio loans was primarily driven by $17.8 million in net originations of commercial loans, partially offset by $4.7 million in net payoffs of construction loans. Originations in the commercial loans were diversified in amounts and geographic location, and not due to any particularly large originations or concentrations in either of our markets. Pay offs in construction loans were principally concentrated with one borrower in our local market.

The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $4.9 million in provisions for loan losses during the nine months ended September 30, 2012, compared with $7.2 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 1.75% and 1.79% as of September 30, 2012, and December 31, 2011, respectively.

Net charge offs were $4.9 million for the nine months ended September 30, 2012, compared with net charge offs of $9.4 million for the same period a year ago. The current period charge offs were centered in commercial real estate, both owner occupied and non owner occupied, 1-4 family residential, home equity, and farmland. Overall, the loan portfolio is showing some signs of stabilization, however there are lingering weaknesses where the borrower’s business revenue is tied to real estate. At September 30, 2012, the loan portfolio reflects modest decreases in total past due loans and increases in impaired loans, compared to December 31, 2011. However, as of September 30, 2012, there was a net migration of loans into internal risk rating of substandard, compared to reported amounts as of December 31, 2011. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. The Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. Accordingly, the assets and liabilities of the former mortgage subsidiary have been deconsolidated for the reporting period ending September 30, 2012, and are reported in assets and liabilities attributable to discontinued operations for the reporting period ending December 31, 2011. See Note 3 in the Notes to the Unaudited Consolidated Financial Statements incorporated in this document, for further details relating to the sale of the mortgage subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans held-for-sale, consisting of residential mortgages to be sold in the secondary market, were $27.9 million at September 30, 2012, compared to $44.5 million at December 31, 2011. These loans are purchased by the Bank under the early purchase program with the former mortgage subsidiary. Under this program, the former mortgage subsidiary will continue to sell the Bank undivided participation ownership interests in mortgage loans with recourse. This balance will continue to fluctuate based on origination and sale volume at the former mortgage subsidiary.

The Company’s other real estate owned (OREO) balance at September 30, 2012 was $3.1 million compared to $3.7 million at December 31, 2011. The net decrease in OREO was primarily driven by the sale of one large commercial real estate property with a carrying value of $1.7 million, and a $425 thousand write down of the carrying value of an improved commercial lot, partially offset by the transfer in of a commercial real estate property with a carrying value of $1.3 million. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements incorporated in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company expects additional foreclosure activity for the foreseeable future, and additional write downs of existing OREO as warranted.

Total deposits as of September 30, 2012 were $691.6 million compared to $668.3 million at December 31, 2011, an increase of $23.3 million or 3%. The increase in deposits was primarily driven by a $26.7 million increase in money market accounts associated with business accounts and the Insured Cash Sweeps (ICS) deposit program, and a $4.5 million increase in brokered deposits, partially offset by decreased retail certificates of deposits.

Brokered certificates of deposits totaled $28.9 million at September 30, 2012, and were structured with both fixed rate terms and floating rate terms and had maturities ranging from less than one year to eight years. Furthermore, brokered certificates of deposits with floating rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be retired accordingly. As of September 30, 2012, the Company repurchased 870,749 common shares at a weighted average cost of $4.12 per share. As such, the weighted average number of basic and dilutive common shares outstanding as of September 30, 2012 decreased by 324,139 to 16,667,356 compared with 16,991,495 at December 31, 2011. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity. There are no guarantees as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice.

Income Statement

Due to conservative underwriting, active servicing of problem credits, and maintenance of a relatively solid net interest margin, the Company has remained profitable over an extended period of weak economic conditions. Accordingly, the Company continues to be well positioned to take advantage of strategic growth opportunities.

Net income attributable to Bank of Commerce Holdings was $6.0 million for the nine months ended September 30, 2012 compared with $5.2 million for the same period in 2011. Net income available to common shareholders was $5.3 million for the nine months ended September 30, 2012, compared with $4.4 million for the same period in 2011. Diluted earnings per share (EPS) from continuing operations and discontinued operations were $0.33 and $(0.01) respectively for the nine months ended September 30, 2012, compared with $0.24 and $0.02 for the same period in 2011, respectively. The increase in EPS from continuing operations was principally attributed to reduced provision for loan and lease losses, and decreased basic and dilutive weighted average shares.

The Company continued to pay cash dividends of $0.03 per share for the third quarter in 2012. In determining the amount of dividends to be paid, consideration is given to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Return on average assets (ROA) and return on average equity (ROE) for the nine months ended September 30, 2012, was 0.85% and 7.23%, respectively, compared with 0.75% and 6.45%, respectively, for the same period a year ago. The increase in ROA and ROE for the nine months ended September 30, 2012, compared with the same period a year ago, was primarily driven by increased net interest income, partially offset by decreased net noninterest income. See discussion on noninterest income and noninterest expense under their respective captions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)
	September 30, 2012	September 30, 2011
Profitability
Return on average assets	0.85%	0.75%
Return on average equity	7.23%	6.45%
Average earning assets to average assets	94.51%	96.43%

Interest Margin
Net interest margin on a tax equivalent basis	4.04%	3.96%

Asset Quality
Allowance for loan and lease losses to total loans	1.75%	1.77%
Nonperforming assets to total assets	3.03%	2.30%
Net charge offs to average loans	0.82%	1.54%

Liquidity
Loans to deposits	89.94%	100.65%
Liquidity ratio	48.76%	51.76%

Capital
Tier 1 risk based capital – Bank	14.11%	15.43%
Total risk based capital – Bank	15.36%	16.69%
Tier 1 risk based capital – Company	14.67%	15.01%
Total risk based capital – Company	15.92%	16.26%

Efficiency
Efficiency ratio	54.99%	51.56%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the nine months ended September 30, 2012 was $26.4 million compared to $25.7 million during the same period a year ago.

Interest income for the nine months ended September 30, 2012 was $30.5 million, a decrease of $1.0 million or 3% compared to the same period a year ago. The decrease in interest income was primarily driven by decreased yields in the loan portfolio, partially offset by increased loan volume and investment securities volume. The decrease in loan interest income was primarily driven by the re-pricing of variable rate 1-4 family ITIN mortgage loans, and net originations of commercial real estate loans at relatively lower rates. During the nine months ended September 30, 2012, the ITIN portfolio with an average balance of $63.0 million, yielded 3.50% compared to a yield of 4.85% during the same period a year ago. As a result, interest income recognized from the ITIN portfolio decreased by $840 thousand compared to the same period a year ago.

Interest income recognized from the investment securities portfolio increased $536 thousand during the first nine months of 2012, primarily due to higher volume and stable yields. During the final six months of 2011, the entire pool of U.S Agencies with yields averaging 2%, were either sold or called away, with the majority of the cash flows reinvested into higher yielding corporate bonds, municipal bonds, and asset backed securities. Accordingly, the portfolio composition during the first nine months of 2012 was more heavily weighted with higher yielding securities, compared to the same period a year ago. Furthermore, despite net purchases of municipal bonds and corporate bonds at relatively lower yields compared to like kind bonds in our existing portfolio, we managed to maintain an overall portfolio yield consistent with the same period a year ago. The tax equivalent yield for the nine months ended September 30, 2012 was 3.69% compared to 3.67% during the same period a year ago

Interest expense during the first nine months of 2012 was $4.1 million a decrease of $1.7 million or 29% compared to the same period a year ago. The decrease in interest expense was primarily driven by decreased costs associated with interest bearing demand deposits, certificates of deposits, savings deposits, and FHLB advances, partially offset by increased volume of interest bearing demand deposits. During the nine months ended September 30, 2012, the Company continued to benefit from the re-pricing of deposits to lower rates, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense was primarily driven by $350 thousand in gains re-classed from OCI and netted with FHLB interest expense. The re-class was associated with the termination of a forward starting interest rate swap agreement. The net result was a 37 basis point decrease in FHLB interest expense yields compared to the same period a year ago. See Note 13 Derivatives in the Notes to the Unaudited Financial Statements incorporated in this document for further detail on the OCI re-class.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.04% for the nine months ended September 30, 2012, an increase of 8 basis points as compared to the same period a year ago. The increase in net interest margin compared to the same period a year ago primarily resulted from a 27 basis point decline in interest expense to average earning assets, partially offset by a 19 basis point decrease in yield on earning assets. With decreasing elasticity in our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will present significant challenges. Accordingly, management will continue to pursue organic loan growth, and actively manage the investment securities portfolio to increase yield on earning assets.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the nine months ended September 30, 2012 and 2011:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(unaudited)

(Dollars in thousands)	Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$640,122	$25,122	5.23%	$634,945	$26,501	5.56%
Tax-exempt securities	76,151	2,613	4.58%	50,330	2,176	5.76%
US government securities	0	0	0.00%	24,661	399	2.16%
Mortgage backed securities	63,255	1,225	2.58%	68,422	1,349	2.63%
Other securities	68,962	1,925	3.72%	41,828	1,168	3.72%
Interest bearing due from banks	49,389	442	1.19%	67,560	608	1.20%

Total average interest earning assets	897,879	31,327	4.65%	887,746	32,201	4.84%
Cash & due from banks	9,926			2,240
Bank premises	9,529			9,531
Other assets	32,696			21,122

Total average assets	$950,030			$920,639

Interest Bearing Liabilities
Interest bearing demand	$193,687	$457	0.31%	$154,882	$621	0.53%
Savings deposits	89,543	311	0.46%	91,918	647	0.94%
Certificates of deposit	297,445	2,936	1.32%	301,607	3,789	1.68%
Repurchase agreements	13,955	19	0.18%	14,723	36	0.33%
Other borrowings	127,151	414	0.43%	148,418	743	0.67%

Total average interest bearing liabilities	721,781	4,137	0.76%	711,548	5,836	1.09%
Noninterest bearing demand	112,403			96,802
Other liabilities	4,609			4,908
Shareholders’ equity	111,237			107,381

Total average liabilities and shareholders’ equity	$950,030			$920,639

Net Interest Income and Net Interest Margin[2]		$27,190	4.04%		$26,365	3.96%

Interest income on loans includes fee (expense) income of approximately $(141) thousand and $(65) thousand for the nine months ended September 30, 2012 and 2011, respectively.

[1]

Average nonaccrual loans of $24.7 million and $18.9 million and average loans held-for-sale of $41.0 million and $10.8 million for the nine months ended September 30, 2012 and 2011 are included, respectively.

[2]

Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $836 thousand and $696 thousand for the nine months ended September 30, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2012 and September 30, 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

(Dollars in thousands)	September 30, 2012 over September 30, 2011
	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$361	$(1,740)	$(1,379)
Tax-exempt securities[1]	1,575	(1,138)	437
US government securities	(399)	0	(399)
Mortgage backed securities	(178)	54	(124)
Other securities	1,347	(590)	757
Interest bearing due from banks	(289)	123	(166)

Total Increase (Decrease)	2,417	(3,291)	(874)

(Decrease) Increase
In Interest Expense:
Interest bearing demand	163	(327)	(164)
Savings accounts	(15)	(321)	(336)
Certificates of deposit	(73)	(780)	(853)
Repurchase agreements	(2)	(15)	(17)
Other borrowings	(123)	(206)	(329)

Total Increase (Decrease)	(50)	(1,649)	(1,699)

Net Increase (Decrease)	$2,467	$(1,642)	$825

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income for the nine months ended September 30, 2012 was $3.9 million, an increase of $691 thousand, or 22%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)
	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change Amount	Change Percent	2012	2011	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$49	$50	$(1)	-2%	$146	$152	$(6)	-4%
Payroll and benefit processing fees	122	99	23	23%	395	329	66	20%
Earnings on cash surrender value – Bank owned life insurance	114	117	(3)	-3%	341	347	(6)	-2%
Gain on investment securities, net	550	532	18	3%	1,737	1,445	292	20%
Merchant credit card service income, net	39	39	0	0%	112	342	(230)	-67%
Other income	545	212	333	157%	1,149	574	575	100%

Total noninterest income	$1,419	$1,049	$370	35%	$3,880	$3,189	$691	22%

Payroll and benefit processing fees increased by $23 thousand and $66 thousand for the three and nine months ended September 30, 2012 compared to the same period a year ago, respectively. In September 2011, the Bank acquired eighty payroll processing customer relationships from a local payroll processing sole proprietorship. As a result of the transaction, the Company has recognized increased payroll and benefit processing fees during the current period.

Gains on the sale of investment securities increased by $18 thousand for the three months ended September 30, 2012 compared to the same period a year ago. During the third quarter of 2012, the Company sold fifteen securities compared to eleven securities during the same period a year ago. The sales activity during the third quarter of 2012 resulted in gross gains of $579 thousand and gross losses of $29 thousand. Gains on the sale of investment securities increased by $292 thousand for the nine months ended September 30, 2012 compared to the same period a year ago. During the nine months ended September 30, 2012, the Company sold sixty-three securities compared to sixty during the same period a year ago. The sales activity during the first nine months of 2012 resulted in gross gains of $1.9 million, and gross losses of $129 thousand. See Note 5 in the Notes to Unaudited Consolidated Financial Statements incorporated in this document for further detail on gross realized gains and losses associated with the selling of securities.

We recorded merchant credit card service income of $39 thousand for the three months ended September 30, 2012 and 2011. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, for the nine months ended September 30, 2012 merchant credit card income decreased by $230 thousand or 67% from the same period a year ago.

The major components of other income are fees earned on ATM transactions, safe deposits, and online banking. Also included in other income are gains on litigation, FHLB dividends, and wealth management commissions. The increase in other income for the three and nine months ended September 30, 2012 was primarily driven by a $240 litigation settlement with the servicer on a purchased pool of loans. Changes in the other components of other income are a result of normal operating activities.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2012 was $16.6 million, an increase of $1.7 million or 12% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2012	2011	Change Amount	Change Percent	2012	2011	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$2,732	$2,507	$225	9%	$8,385	$7,110	$1,275	18%
Occupancy & equipment expense	508	548	(40)	-7%	1,523	1,556	(33)	-2%
Write down of other real estate owned	0	0	0	0%	425	557	(132)	-24%
Federal Deposit Insurance Corporation insurance premium	202	300	(98)	-33%	612	1,035	(423)	-41%
Data processing fees	94	92	2	2%	279	282	(3)	-1%
Professional service fees	255	229	26	11%	862	848	14	2%
Deferred compensation expense	150	136	14	10%	440	394	46	12%
Other expenses	1,543	885	658	74%	4,099	3,096	1,003	32%

Total noninterest expense	$5,484	$4,697	$787	17%	$16,625	$14,878	$1,747	12%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salaries and related benefits expense for the three months ended September 30, 2012 was $2.7 million, an increase of $225 thousand or 9% compared to the same period a year ago. The increase in salary and related benefit expense during the third quarter compared to the same period a year ago was primarily driven by a $149 thousand increase in the employee cash incentive program accrued at the Bank. Salaries and related benefits expense for the nine months ended September 30, 2012 was $8.4 million, an increase of $1.3 million or 18% compared to the same period a year ago. The increase in salary and related benefit expense during the nine months ended September 30, 2012 compared to the same period year ago was primarily driven by a $226 thousand payout in early retirement benefits at the Bank, and a $689 thousand increase in the employee cash incentive program accrued at the Bank.

Although real estate values have generally stabilized in our markets, the lagging from depressed values continue to affect our loan portfolio. As such, a continuance of foreclosure activity has resulted in migration into OREO. Particularly impacted by the depressed real estate market are our ITIN loans, which consist of 1-4 family mortgages. At September 30, 2012, thirteen ITIN 1-4 family residential properties consisting of an aggregate principal balance of $938 thousand were held in OREO. These properties are generally sold within four months from foreclosure, and generally have not had further impairment subsequent to transferring into OREO. Furthermore, at September 30, 2012, three commercial real estate properties consisting of an aggregate principal balance of $2.1 million, and a 1-4 family construction property with a principal balance of $24 thousand were held in OREO. The commercial real estate properties carry significantly higher appraised values than 1-4 family residential properties, and have much longer disposition times. Accordingly, the entire write down of OREO is related to the commercial properties. During the nine months ended September 30, 2012 further impairment was deemed necessary for one commercial property in the amount of $425 thousand. During the same period a year ago, impairment was deemed necessary for three commercial real estate properties in the amount of $557 thousand.

The decrease in FDIC assessments during the three and nine months ended September 30, 2012, compared to the same periods a year ago resulted from improvements in the Bank’s overall deposit assessment risk profile. Additional discussion on FDIC insurance assessments is provided in our most recent 10-K filed on March 9, 2012, in Item 1 under the caption Federal Deposit Insurance Premiums.

Professional service fees encompass audit, legal and consulting fees. Increases in professional service fees for the three and nine months ended September 30, 2012 compared to the same period a year ago were primarily driven by increased legal costs associated with the sale of Bank of Commerce Mortgage, commissions paid pursuant to the Company’s stock repurchase plan, and the recruitment of certain banking professionals.

Other expenses for the three months ended September 30, 2012 were $1.5 million, an increase of $658 thousand or 74% compared to the same period a year ago. The increase in other expenses was primarily driven by increased losses on the sale of OREO properties, prior year tax expenses, and increased amortization of the California Affordable Housing credits. During the three months ended September 30, 2012, the Company sold six properties for a loss of $334 thousand, an increase of $269 thousand compared to the same period a year ago. In addition the Bank recognized additional prior year tax expenses of $142 thousand resulting from a franchise tax board audit, and recognized a $48 thousand increase in the amortization of the California Affordable Housing tax credits. Other expenses for the nine months ended September 30, 2012 were $4.1 million, an increase of $1.0 million or 32% compared to the same period a year ago. During the nine months ended September 30, 2012, the Company sold twenty properties for a loss of $874 thousand, an increase of $444 thousand compared to the same period a year ago. In addition, the Bank recognized additional prior year tax expenses of $142 thousand resulting from a franchise tax board audit, and recognized a $78 thousand increase in the amortization of the California Affordable Housing tax credits. During first nine months of 2012, the Bank was required to perform on a stand by letter of credit. As such, subsequent to the transaction, the Bank provided additional provisions to the reserve for unfunded commitments in the amount of $150 thousand which are recorded in other expenses. See Note 11 Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements, incorporated in this document for further information on the reserve for unfunded commitments.

Income Taxes

The Company’s effective income tax rate was 31.35% for the nine months ended September 30, 2012, compared with 27.07% for the nine months ended September 30, 2011. The Company’s effective income tax rate relating to continuing operations was 29.49% for the nine months ended September 30, 2012, compared with 28.56% for the same period a year ago. The Company’s effective income tax rate for the three months ended September 30, 2012 was 28.45%, compared with 37.00% for the same period a year ago. The effective income tax rate relating to continuing operations was 29.30% for the three months ended September 30, 2012, compared with 35.01% for the same period a year ago.

The effective tax rates differed from the federal statutory rate of 35% and the state rate of 8.84% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from low income housing investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations and discontinued operations divided by the sum of income from continuing operations and discontinued operations. Approximately $280 thousand of the income tax expense included in the Company’s effective tax rate is attributed to the noncontrolling interest of discontinued operations. Excluding income tax expense attributable to the noncontrolling interest of discontinued operations, the Company’s effective tax rate is 30.40% for the nine months ended September 30, 2012. We believe our effective tax rate reported in the current period reasonably represents expected effective rates under normal operating conditions, and approximates our expected effective tax rate at December 31, 2012.

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

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations. Available-for-sale investment securities totaled $194.9 million at September 30, 2012, compared with $203.5 million at December 31, 2011. Purchases of $98.6 million of investment securities available-for-sale and an increase in fair value of investments available-for-sale of $3.2 million were offset by sales, maturities, and calls of $76.4 million, pay downs of $15.2 million, and amortization of net purchase price premiums of $298 thousand. During the first nine months of 2012 the Company purchased one hundred and two securities, sold sixty-three securities, and had six securities that matured or were called.

During August of 2012, the Company transferred available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields and local market holdings. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million, unrealized gross gains of $874 thousand, and unrealized gross losses of $40 thousand at the time of transfer. The net unrealized gain of $839 thousand which is recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the year ended December 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the investment securities portfolio by classification and major type as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Available-for-sale securities (1)
Obligations of state and political subdivisions	$68,019	$77,326
Mortgage backed securities and collateralized mortgage obligations	54,353	60,610
Corporate securities	49,747	40,820
Other asset backed securities	22,809	24,768

Total	$194,928	$203,524

Held-to-maturity securities (1)

Obligations of state and political subdivisions	$18,808	$0

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at September 30, 2012:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
Obligations of state and political subdivisions	$226	2.02%	$6,040	2.44%	$33,279	2.53%	$25,491	3.76%	$65,036	3.00%
Mortgage backed securities and collateralized mortgage obligations	315	2.36%	39,566	2.88%	7,023	3.11%	6,792	2.23%	53,696	2.83%
Corporate securities	0	0%	41,002	2.90%	3,287	2.73%	4,980	5.46%	49,269	3.14%
Other asset backed securities	0	0%	890	2.40%	714	0.34%	20,766	4.21%	22,370	4.02%

Total	$541	2.22%	$87,498	2.86%	$44,303	3.20%	$58,029	4.35%	$190,371	3.11%

Held-to-maturity securities
Obligations of state and political subdivisions	$0	0%	$370	1.44%	$8,110	3.25%	$10,328	2.60%	$18,808	2.86%

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

Overall, the net portfolio loan balance increased modestly during the nine months of 2012. The Company recorded net portfolio loans of $594.1 million at September 30, 2012, compared with $583.8 million at December 31, 2011, an increase of $10.3 million, or 2%. The increase in net portfolio loans was primarily driven by $17.8 million in net originations of commercial loans, partially offset by $4.7 million in net payoffs of construction loans. Originations in the commercial loans were diversified in amounts and geographic location, and not due to any particularly large originations or concentrations in either of our markets. Payoffs in construction loans were principally concentrated with one borrower in our local market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)
	September 30, 2012	% of gross portfolio loans	December 31, 2011	% of gross portfolio loans
Commercial	$165,915	27%	$148,095	25%
Real estate – construction loans	21,346	4%	26,064	4%
Real estate – commercial (investor)	215,836	36%	219,864	38%
Real estate – commercial (owner occupied)	74,667	12%	65,885	11%
Real estate – ITIN loans	61,020	10%	64,833	11%
Real estate – mortgage	17,062	3%	19,679	3%
Real estate – equity lines	44,041	7%	44,445	7%
Consumer	4,530	1%	5,283	1%
Other	62	0%	224	0%

Gross portfolio loans	$604,479	100%	$594,372	100%
Less:
Deferred loan fees, net	(216)		(37)
Allowance for loan and lease losses	10,560		10,622

Net portfolio loans	$594,135		$583,787

The following table provides a breakdown of the Company’s real estate construction portfolio as of September 30, 2012:

(Dollars in thousands)
Loan Type	Balance	% of gross portfolio loans
Commercial lots and entitled commercial land	$10,188	2%
Commercial real estate – construction	8,338	2%
1-4 family subdivision loans	1,733	0%
1-4 family individual residential lots	1,087	0%

Total real estate – construction	$21,346	4%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of September 30, 2012, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$71,389	$60,093	$34,433	$165,915
Real estate - construction loans	5,260	14,511	1,575	21,346
Real estate - commercial (investor)	23,177	78,135	114,524	215,836
Real estate - commercial (owner occupied)	5,920	11,236	57,511	74,667
Real estate - ITIN loans	0	0	61,020	61,020
Real estate - mortgage	1,456	3,485	12,121	17,062
Real estate - equity lines	2,055	4,257	37,729	44,041
Consumer	1,699	2,095	736	4,530
Other	0	62	0	62

Gross portfolio loans	$110,956	$173,874	$319,649	$604,479

Loans due after one year with:
Fixed rates		$71,540	$93,500	$165,040
Variable rates		102,334	226,149	328,483

Total		$173,874	$319,649	$493,523

Mortgages Loans Held-For-Sale

Mortgage loans held-for-sale are not classified within the net portfolio loans in the table above. Mortgage loans held-for-sale are generated through the Bank’s mortgage loan early purchase program with its former mortgage subsidiary. Under the early purchase program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, with recourse subject to a forward sales commitment. The former mortgage subsidiary then transfers the mortgage loans, including the Bank’s interest, to the counterparty to the forward sale commitment in the secondary mortgage market. The maximum amount the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At September 30, 2012 and December 31, 2011, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $27.9 million and $44.6 million, respectively; these loans were in pending sale status as of their respective reporting dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All mortgage loans originated through the early purchase program represent loans collateralized by 1-4 family residential real estate and are made to borrowers in good credit standing. These loans, including their respective servicing rights, are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.

Mortgages held-for-sale are carried at lower of cost or market, cost generally approximates fair value, given the short duration of these assets. Under the agreement, the Bank receives a purchase fee from the originator which is paid on a loan by loan basis. These fees are recorded under the caption of other noninterest income in the Consolidated Statements of Operations. In addition, the Bank recognizes interest income on the undivided ownership interest for the period encompassing origination to sale. Gains or losses on sales of mortgage loans are recognized by the former mortgage subsidiary when the loans are sold. The loans and the servicing rights are generally sold in the secondary mortgage market within seven to twenty days.

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

Our loan portfolio continues to be impacted by the anemic economic recovery, and continued weakness in our local real estate markets. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $25.6 million or 4.24% of total portfolio loans as of September 30, 2012, as compared to $21.5 million, or 3.62% of total loans, at December 31, 2011. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $28.7 million, or 3.03% of total assets as of September 30, 2012 compared with $25.2 million, or 2.68% of total assets as of December 31, 2011.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at September 30, 2012 totaled $3.1 million and consisted of seventeen properties.

The following table summarizes our nonperforming assets as of the dates indicated:

(Dollars in thousands)
Nonperforming assets	September 30, 2012	December 31, 2011
Commercial	$3,330	$49
Residential real estate construction	77	106
Real estate mortgage
1-4 family, closed end 1st lien	2,315	4,474
1-4 family revolving	95	353
ITIN 1-4 family loan pool	9,418	10,332

Total real estate mortgage	11,828	15,159
Commercial real estate	10,393	6,104

Total nonaccrual loans	25,628	21,418
90 days past due and still accruing	0	95

Total nonperforming loans	25,628	21,513
Other real estate owned	3,052	3,731

Total nonperforming assets	$28,680	$25,244

Nonperforming loans to total loans	4.24%	3.62%
Nonperforming assets to total assets	3.03%	2.68%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2012, nonperforming assets of $28.7 million have been written down by 23%, or $6.7 million, from their original balance of $37.6 million.

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

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of September 30, 2012, the Company had $910 thousand in ALLL allocations against this pool or 7.12% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. The put reserve was depleted in 2011.

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

During 2010, in conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALLL against the ITIN portfolio. Accordingly, as of December 31, 2010, the ITIN ALLL allocation represented approximately 4.05% of total outstanding principal. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events are linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in the ALLL related to the ITIN loans was necessary. Immediately subsequent to the termination of the irrevocable loss guarantee, the following factors were considered in determining the specific ALLL allocation to the ITIN portfolio:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2012, and December 31, 2011, the specific ITIN ALLL allocation represented approximately 2.54% and 2.65% of the total outstanding principal, respectively. During the Company’s regulatory examination concluded in July 2011, bank examiners concurred with management’s revised assessment regarding the required level of the general valuation allowance on the ITIN portfolio. Accordingly, with regulatory approval, management reduced the ITIN allowance allocation. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low with a current historical run rate of 3%.

•

Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. In addition, the Company has experienced a 4% rescission rate which compares favorably to the mortgage insurance company’s published rate in excess of 20%.

•	Delinquency rate of 20% over the life of the portfolio.

•	Modified Mortgages – The re-default rate on modified ITIN loans approximates 27%, which is well below the national re-default rate of 35%[1].

As of September 30, 2012, impaired loans totaled $46.4 million, of which $25.6 million were in nonaccrual status. Of the total impaired loans, $12.5 million or one hundred and thirty-eight were ITIN loans with an average balance of approximately $91 thousand. The remaining impaired loans consist of seven commercial loans, two 1-4 family construction loans, fourteen commercial real estate loans, nine residential mortgages and eight home equity loans.

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

At September 30, 2012 and December 31, 2011, impaired loans of $13.5 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2012. As of September 30, 2012, there were $7.7 million of ITINs which were classified as TDRs, of which $4.6 million were on nonaccrual status.

As of September 30, 2012, the Company had $27.7 million in TDRs compared to $31.3 million as of December 31, 2011. As of September 30, 2012, the Company had one hundred and one restructured loans that qualified as TDRs, of which sixty-five were performing according to their restructured terms. TDRs represented 4.59% of gross portfolio loans as of September 30, 2012, compared with 5.27% at December 31, 2011.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:

(Dollars in thousands)
Troubled debt restructurings	September 30, 2012	December 31, 2011
Nonaccrual	$14,259	$13,418
Accruing	13,480	17,883

Total troubled debt restructurings	$27,739	$31,301
Percentage of gross portfolio loans	4.59%	5.27%

[1]	Office of the Comptroller of the Currency, June 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $10.6 million and $10.6 million at September 30, 2012 and December 31, 2011, respectively. The ALLL allocation remained consistent with amounts reported as of December 31, 2011. During the first nine months of 2012, the provisions for loan and lease losses were $4.9 million which approximated net charge-offs for the year. Net charge-offs of $4.9 million for the nine months ended September 30, 2012, decreased by $4.5 million compared to the same period a year ago. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and overall stabilization of our existing loan portfolio.

The following table summarizes the activity in the ALLL reserves for the periods indicated.

(Dollars in thousands)
	September 30, 2012	December 31, 2011	September 30, 2011
Beginning balance	$10,622	$12,841	$12,841
Provision for loan loss charged to expense	4,850	8,991	7,191
Loans charged off	(5,679)	(12,483)	(10,487)
Loan loss recoveries	767	1,273	1,045

Ending balance	$10,560	$10,622	$10,590

Gross portfolio loans outstanding at period end	$604,479	$594,372	$599,367

Ratio of allowance for loan and lease losses to total loans	1.75%	1.79%	1.77%
Nonaccrual loans at period end:
Commercial	$3,330	$49	$228
Construction	77	106	1,650
Commercial real estate	10,393	6,104	3,034
Residential real estate	11,733	14,806	14,010
Home equity	95	353	353

Total nonaccrual loans	$25,628	$21,418	$19,275
Accruing troubled debt restructured loans
Commercial	$72	$0	$0
Commercial real estate	9,790	14,590	16,811
Residential real estate	3,117	2,870	3,279
Home equity	501	423	426

Total accruing restructured loans	$13,480	$17,883	$20,516

All other accruing impaired loans	7,281	472	908

Total impaired loans	$46,389	$39,773	$40,699

Allowance for loan and lease losses to nonaccrual loans at period end	41.20%	49.59%	54.94%
Nonaccrual loans to gross portfolio loans	4.24%	3.60%	3.22%

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

At September 30, 2012, the recorded investment in loans classified as impaired totaled $46.4 million, with a corresponding valuation allowance (included in the ALLL) of $2.8 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2011, the total recorded investment in impaired loans was $39.8 million, with a corresponding valuation allowance (included in the ALLL) of $2.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge offs were $4.9 million for the nine months ended September 30, 2012, compared with net charge offs of $9.4 million for the same period a year ago. The current period charge offs were centered in commercial real estate, both owner occupied and non owner occupied, 1-4 family residential, home equity, and farmland. Overall, the loan portfolio is showing some signs of stabilization, however there are lingering weaknesses where the borrower’s business revenue is tied to real estate. At September 30, 2012, the loan portfolio reflects modest decreases in total past due loans and increases in impaired loans, compared to December 31, 2011. However, as of September 30, 2012, there was a net migration of loans into internal risk rating of substandard, compared to reported amounts as of December 31, 2011. The commercial real estate loan portfolio and commercial loan portfolio will continue to be influenced by weakness in real estate values, the effects of high unemployment levels, and general overall weakness in economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$3,903	37%	$2,773	26%
Commercial real estate:
Construction	312	3%	617	6%
Other	2,617	25%	3,179	30%
Residential:
1-4 family	2,069	20%	2,040	19%
Home equities	1,380	13%	1,650	16%
Consumer	26	0%	33	0%
Unallocated	253	2%	330	3%

Total allowance for loan and lease losses	$10,560	100%	$10,622	100%

DEPOSITS

Total deposits as of September 30, 2012 were $691.6 million compared to $668.3 million at December 31, 2011, an increase of $23.3 million or 3%. The increase in deposits was primarily driven by a $26.7 million increase in money market accounts associated with business accounts and the ICS deposit program, and a $4.5 million increase in brokered deposits, partially offset by decreased retail certificates of deposits.

Brokered certificates of deposits total $28.9 million at September 30, 2012, and were structured with both fixed rate terms and floating rate terms and had maturities ranging from less than one year to eight years. Furthermore, brokered certificates of deposits with floating rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

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

The following table presents the deposit balances by major category as of September 30, 2012, and December 31, 2011:

(Dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$114,856	17%	$116,877	17%
Interest bearing demand	223,687	32%	179,597	27%
Savings	91,666	13%	89,012	13%
Time, $100,000 or greater	205,153	30%	214,184	32%
Time, less than $100,000	56,257	8%	68,634	11%

Total	$691,619	100%	$668,304	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

(Dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	Yield	Amount	Yield
NOW accounts	$72,162	0.32%	$39,882	0.46%
Savings	89,543	0.46%	91,876	0.86%
Money market accounts	121,525	0.31%	117,814	0.51%
Certificates of deposit	297,445	1.32%	296,034	1.66%

Interest bearing deposits	580,675	0.85%	545,606	1.19%
Noninterest bearing deposits	112,403		100,722

Average total deposits	$693,078		$646,328

Average other borrowings	$141,106	0.41%	$154,136	0.84%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2012:

Deposit Maturity Schedule

(Dollars in thousands)
September 30, 2012
Maturing in:
Three months or less	$41,603
Three through six months	38,637
Six through twelve months	34,884
Over twelve months	90,029

Total	$205,153

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and ICS use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At September 30, 2012 and December 31, 2011, the Company’s CDARS and ICS balances totaled $36.5 million and $27.7 million, respectively. Of these totals, at September 30, 2012 and December 31, 2011, respective balances of $11.9 million and $15.4 million represented time deposits equal to or greater than $100,000 and were fully insured under current deposit insurance limits.

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

BORROWINGS

At September 30, 2012, the Bank had $14.0 million in outstanding securities sold under agreements to repurchase, and no outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $100.0 million at September 30, 2012. Term debt outstanding as of September 30, 2012 decreased by $9.0 million compared to December 31, 2011, as a result of net FHLB payoffs. Advances from the FHLB amounted to 100% of the total term debt and are secured by investment securities, commercial real estate loans, and residential mortgage loans. The FHLB advances have fixed and floating contractual interest rates ranging from 0.40% to 1.46% that mature in 2013 and 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The trust notes accrue and pay distributions on a quarterly basis at three month London Interbank Offered Rate (“LIBOR”) plus 3.30%. The effective interest rate at September 30, 2012 was 3.75%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is March 18, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, September 15 or December 15 of any fiscal year until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at September 30, 2012 was 1.97%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3.0% of total deposits at September 30, 2012 and 2.4% at December 31, 2011. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $65.1 million as of September 30, 2012; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $27.5 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at September 30, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank paid $5.6 million in dividends to the Holding Company during the nine months ended September 30, 2012. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2012, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $29.4 million during the nine months ended September 30, 2012. The difference between cash provided by operating activities and net income consisted of non-cash items including a $4.6 million provision for loan and lease losses, $651 thousand in depreciation, and net cash proceeds from the origination and sales of mortgage loans.

Net cash of $20.9 million used by investing activities consisted principally of $72.3 million proceeds from sale of investment securities available-for-sale, and $21.4 million proceeds from payments of available-for-sale securities, partially offset by purchases of available-for-sale securities of $98.6 million and net loan originations of $20.7 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of September 30, 2012.

As of June 30, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and the Bank’s capital amounts and ratios as of September 30, 2012, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$126,006	13.21%	n/a	4.00%
Tier 1 Risk-Based	126,006	14.67%	n/a	4.00%
Total Risk-Based	136,746	15.92%	n/a	8.00%

The Bank
Leverage	$120,555	12.71%	5.00%	4.00%
Tier 1 Risk-Based	120,555	14.11%	6.00%	4.00%
Total Risk-Based	131,239	15.36%	10.00%	8.00%

Total shareholders’ equity at September 30, 2012 was $111.4 million, compared to shareholder’s equity of $113.6 million reported at December 31, 2011. During the nine months ended September 30, 2012, decreases in shareholders equity from the disposal of the mortgage subsidiary, common stock repurchases and unrealized losses on derivatives were partially offset by unrealized gains in the available-for-sale investment portfolio and earnings.

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

During the nine months ended September 30, 2012, the Company repurchased 870,749 common shares pursuant to the Company’s publicly announced corporate stock repurchase plan. See Note 4 Earnings Per Share, in the Notes to the Unaudited Consolidated Financial Statements, Part 2, Item 2, incorporated in this document for further detail regarding the stock repurchase plan.

During the three months ended September 30, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2012, and 2011:

Cash Dividends and Payout Ratios per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
Dividend payout ratio	33%	30%	28%	35%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of September 30, 2012 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2012, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the third quarter of 2012 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during three months ended September 30, 2012

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/12 – 7/31/12	2,123	$4.04	2,123	290,997
8/1/12 – 8/31/12	20,275	$4.28	20,275	270,722
9/1/12 – 9/30/12	121,981	$4.41	121,981	148,741

Total for quarter	144,379	$4.39	144,379

(1)	Common shares repurchased by the Company during the quarter consisted of 144,379 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 8, 2012	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer