Form 10-K
period 2012-12-31
Bank of Commerce Holdings
filed 2013-03-15
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of the last day of the second fiscal quarter of 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $62,334,852 based on the closing sale price of $4.08 as reported on the NASDAQ Global Market as of June 30, 2012.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 1, 2013 was 15,317,141

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2013 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	Changes in the financial performance and/or condition of our borrowers;

•	Our high degree of concentration in real estate lending;

•	Risks related to our relationship with Bank of Commerce Mortgage;

•	Regulatory changes in capital requirements;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the level of our nonperforming assets and charge offs;

•	Oversupply of inventory and continued deterioration in values of real estate in California and the United States generally, both residential and commercial;

•	Changes in securities markets, public debt markets and other capital markets;

•	Possible other-than-temporary impairments of securities held by us;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of customers to substitute competitors’ products and services for our products and services;

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

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (BHC) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of Commerce (“Bank”), which operates under two separate names (Redding Bank of Commerce and Roseville Bank of Commerce a division of Redding Bank of Commerce). We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce ¦ Bank of Choice” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services, payroll processing, and electronic banking activities. The Bank offers wealth management services through a third party investment broker.

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in Bank of Commerce Mortgage (the “Mortgage Company”), a residential mortgage banking company headquartered in San Ramon, California. The Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of their capital stock. The initial transaction was recorded in accordance with ASC 805, Business Combinations, and resulted in recorded goodwill of $3.7 million. See the Company’s 2009 and 2010 Notes to the Consolidated Financial Statements, incorporated in the Company’s respective Form 10-K filings for further information regarding the purchase and accounting for the acquisition of the Mortgage Company. Additional information regarding the sale of our Mortgage Company interest can be found in Note 9 Discontinued Operations in the Notes to Consolidated Financial Statements incorporated in this document.

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

Utilize the Strength of Our Management Team. The experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long term strategies, operating plans and performance measures and reviews our performance on a monthly basis. Our Loan Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Information Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. Our Asset/Liability Management Committee (“ALCO”) establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that in the future there will be opportunities to expand our markets through acquisitions of whole banks or branches at relatively attractive entry costs. We also believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios. We believe that the net proceeds raised in our capital offering will assist us in implementing our growth strategies by providing the capital necessary to support future asset growth, both organically and through strategic acquisitions.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that credit risks are managed affectively to safeguard shareholder value. Accordingly, the Company has maintained relatively strong asset quality compared to our peers, despite the weak economic recovery and the repercussions of the most recent economic recession. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of December 31, 2012, we had $41.6 million in nonperforming assets, or 4.25% of total assets. We also seek to maintain a prudent ALLL, which at December 31, 2012 was $11.1 million, representing 1.67% of our loan portfolio.

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

Subsidiary Bank. The Company’s subsidiary bank is subject to regulations and examinations primarily by the Federal Deposit Insurance Corporation (FDIC) and by the California Department of Financial Institutions (CDFI).

Parent Holding Company Activities

Because the Holding Company’s primary subsidiary is a bank, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, the Company may be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. The Company’s current CRA rating is “needs to improve”. Until our CRA rating has improved it is unlikely that our regulators would approve a merger or acquisition by the Company, therefore, until our CRA rating has improved we will primarily focus on organic growth opportunities.

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

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

However, in determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities. The Company’s current CRA rating is “needs to improve”. As discussed above, until our CRA rating has improved it is unlikely that our regulators would approve a merger or acquisition by the Company; therefore, until such time we will primarily focus on organic growth opportunities.

Principal Markets

The Company operates in two distinct markets. Redding Bank of Commerce™ (“Bank”) has historically been a leading independent commercial bank in Redding, California, and Shasta County, California. This market has been expanding, but is still relatively small when compared to the greater Sacramento market which is the location of Roseville Bank of Commerce, a division of Redding Bank of Commerce. Management believes that these two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities.

Principal Products and Services

The Bank provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, traveler’s checks, safe deposit boxes, collection services, payroll processing, and electronic banking activities. The Bank currently does not offer trust services or international banking services.

The Bank offers mortgage services through the Company’s former mortgage subsidiary. The services offered include single and multi-family residential new financing, refinancing and equity lines of credit. All mortgage products are originated through the former mortgage subsidiary and are not permanently maintained on the bank’s books.

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are (1) commercial, (2) real estate construction, (3) commercial real estate, and (4) consumer.

Although the majority of the Bank’s loans are direct loans made to individuals and small businesses in the major market areas of the Bank, a material portion of the loan portfolio consists of loans to individuals for personal, family or household purposes. The Bank accepts as collateral for loans, real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory.

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

The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions, and real estate values in the Bank’s service area. The Bank manages risk through its underwriting criteria, which includes strategies to match the borrower’s cash flow to loan repayment terms, and periodic evaluations of the borrower’s operations. The Bank’s evaluations of its borrowers are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of the credit administration policies of the Bank.

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

Government Supervision and Regulation

Supervision and Regulation

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Holding Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds, and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the recent financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

Federal Bank Holding Company Regulation

General. The Holding Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Holding Company must file reports with and provide the Federal Reserve such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain expanded activities deemed financial in nature, such as securities and insurance underwriting.

Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Holding Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Holding Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a California corporation, the Holding Company is subject to certain limitations and restrictions under applicable California corporate law. For example, state law restrictions in California include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books and observance of certain corporate formalities.

Federal and State Regulation of the Bank

General. The deposits of the Bank, a California chartered commercial bank, are insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the CDFI and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Community Reinvestment. The Community Reinvestment Act (“CRA”) of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions.

Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards may be subject to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) together with the Dodd-Frank Act relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Dividends

The principal source of the Holding Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the CDFI (“Commissioner”) in an amount not exceeding the greater of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

In addition, as a result of the Holding Company’s participation in the Small Business Lending Fund (SBLF), the Holding Company is subject to additional restrictions on the payment of dividends and repurchase of shares. SBLF participants may only repurchase shares of its common stock (or other stock junior to the stock issued pursuant to the SBLF) if, after such repurchase, the dollar amount of the Holding Company’s Tier 1 capital would be at least 90% of the amount existing at the time immediately following the investment date excluding any subsequent net charge-offs and redemptions of the SBLF shares since the investment date (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to certain adjustments beginning on the first day of the eleventh dividend period for increases in qualified small business lending.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity (including surplus and undivided profits), qualifying non-cumulative perpetual preferred stock, and qualified minority interests in the equity accounts of consolidated subsidiaries. Tier I capital generally excludes goodwill and intangible assets, net unrealized gains and losses on available for sale securities and accumulated net gains and losses on cash flow hedges. Tier II capital generally consists of the allowance for loan and lease losses (ALLL), hybrid capital instruments and qualifying subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

As of December 31, 2012, the capital ratios of the Holding Company and the Bank were as follows:

	December 31, 2012
	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Company
Leverage	$125,935	13.13%	n/a	4.00%
Tier 1 Risk-Based	125,935	14.53%	n/a	4.00%
Total Risk-Based	136,777	15.78%	n/a	8.00%

Redding Bank of Commerce
Leverage	$121,325	12.65%	5.00%	4.00%
Tier 1 Risk-Based	121,325	14.06%	6.00%	4.00%
Total Risk-Based	132,122	15.31%	10.00%	8.00%

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. During challenging economic times, the federal banking regulators have actively enforced these provisions.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Corporate Governance and Accounting

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

Anti-terrorism

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%; requires that the DIF meet that minimum ratio of insured deposits by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by the Bank could increase as a result.

Insurance of Deposit Accounts. The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance. The temporary increase was made permanent under the Dodd-Frank Act. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. EESA also temporarily raised the limit on federal deposit insurance coverage to an unlimited amount for non-interest or low-interest bearing demand deposits. Unlimited coverage for non-interest transaction accounts expired December 31, 2012.

Recent Legislation

As a result of the recent financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

Holding Company Capital Requirements. Under the Dodd-Frank Act, trust preferred securities will be excluded from the Tier 1 capital of a bank holding company between $500 million and $15 billion in assets unless such securities were issued prior to May 19, 2010.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to provide their shareholders with (i) a non-binding shareholder vote on executive compensation, (ii) a non-binding shareholder vote on the frequency of such vote, (iii) disclosure of “golden parachute” arrangements in connection with specified change in control transactions, and (iv) a non-binding shareholder vote on golden parachute arrangements in connection with these change in control transactions. “Smaller reporting companies,” those with a public float of less than $75 million, are required to include the non-binding shareholder votes on executive compensation and the frequency thereof in proxy statements relating to annual meetings occurring on or after January 21, 2013.

Prohibition Against Charter Conversions of Troubled Institutions. The Dodd-Frank Act generally prohibits a depository institution from converting from a state to federal charter, or vice versa, while it is the subject to an enforcement action unless the bank seeks prior approval from its regulator and complies with specified procedures to ensure compliance with the enforcement action.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation

General. Proposed legislation is introduced in almost every legislative session. Certain of such legislation could dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Bank or the Holding Company. Recent history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. Among other things, Basel III creates “Tier 1 common equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition. Basel III also increases minimum capital ratios. Capital buffers are added to each capital ratio to enable banks to absorb losses during a stressed period while remaining above their regulatory minimum ratios. The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation date has not yet been finalized.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Patriot Act and Anti-Money Laundering

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

Employees

As of December 31, 2012, the Company employed 142 full-time equivalent employees. Of these employees, 27 were employed in our Sacramento market, 115 were in the Redding market. None of the employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be excellent.

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

The financial markets and the financial services industry in particular suffered significant disruption during the recent recession, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the United States and international credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets and valuation levels. There is continued unemployment nationwide and in California which may remain elevated for the foreseeable future. A sluggish recover in real estate values, continued high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. There can be no assurance that the recent economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will recover at a rapid rate or stabilize in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. In addition, the State of California continues to experience significant budgetary and fiscal difficulties, which include terminating and furloughing state employees. The businesses operating in California and Sacramento in particular depend on these state employees for business, and reduced spending activity by these state employees could have a material impact on the success or failure of these businesses, some of which are current or potential future customers of the Bank. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations:

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

•

Consumer confidence levels may continue to decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services; and

•

Performance of the underlying loans in the private label mortgage backed securities we hold may deteriorate due to the recent economic downturn, potentially causing other-than-temporary impairment (OTTI) markdowns to our investment portfolio.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

As of December 31, 2012, our total nonperforming assets, including $3.1 million in other real estate owned (OREO), amounted to $41.6 million, or 4.25% of total assets. Nonperforming assets increased from $25.2 million, or 2.68% of total assets at the same period a year ago. We experienced $8.9 million in net charge offs in 2012 compared to $11.2 million in 2011. Our ALLL was $11.1 million at December 31, 2012 compared to $10.6 million at December 31, 2011. Nonperforming assets adversely affect our net income in various ways, including but not limited to, increased loan provision expense, and forgone loan interest income.

As economic and market conditions become stabilized, we generally expect a relatively lower level of losses relating to our nonperforming assets. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and consequently may impact the capital levels our regulators believe are appropriate.

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

Substantially all of the Bank’s lending is tied to real estate. As of December 31, 2012, approximately 65% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 3% of the portfolio consisted of construction loans, 43% in commercial real estate, 12% related to residential mortgage loans (including our Individual Tax Identification Number (ITIN) portfolio) and 7% consisted of 1-4 family home equity lines of credit.

As a result of continued levels of commercial and consumer delinquencies and slowing recovery in real estate values, we continue to experience elevated levels of net charge offs since 2008. A large percentage of our loan portfolio is secured by commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, and therefore repayment of these loans is often dependent on the cash flow of the borrower which may be unpredictable. Any decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Any increases in net charge offs and in the ALLL, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Monitoring and servicing our ITIN residential mortgage loans could prove more costly and time consuming than previously modeled.

In April 2009, we completed a loan “swap” transaction, whereby we exchanged, without recourse, certain nonperforming assets and cash in exchange for a pool of performing ITIN loans with an outstanding balance of approximately $80.4 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. The ITIN portfolio is serviced through a third party. The slow economic recovery in the United States may cause us to suffer higher default rates on our ITIN loans, resulting in impairment of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of December 31, 2012, the outstanding balance of the ITIN loan pool was $60.1 million.

The Mortgage Company’s ability to repay its note to the Bank is dependent on its ability to sustain its business.

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company. Under the terms of the Stock Purchase Agreement, the purchaser acquired Bank of Commerce Holdings’ 51% interest at a price of $5.2 million. In exchange for Bank of Commerce Holdings’ 51% share of the Mortgage Company’s equity, Bank of Commerce Holdings received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million. Pursuant to the Stock Purchase Agreement, the Bank will remain 51% liable to any losses or damages arising from any loan buyback agreements in connection with the business of the Company entered into after the date of the closing of the original Stock Purchase Agreement and prior to June 30, 2012. The existing shareholder will be responsible for 49% of any losses or damages arising from such loan buyback agreements.

The purchaser’s ability to repay the promissory note is tied directly to its ability sustain its business, substantially all of which is tied to the Bank. A change in the risk waiting by the regulators on the loans purchased by the Bank from the Mortgage Company would negatively impact our ability to continue to do business with the Mortgage Company. Any decrease in business for the Mortgage Company could result in an inability of the Mortgage Company to repay the promissory note which would have an adverse impact on our results of operations and financial condition. Furthermore, should the Mortgage Company become unable to execute on their take-out commitments, the holding period for the Bank could be longer than the usual seven to thirty day period. Accordingly, the Bank could be subject to increased credit risk, interest rate risk, and liquidity risk. In addition, the slower turn times in selling the mortgage loans could potentially affect the mortgage company’s cash flows and negatively impact the Mortgage Company’s ability to repay the promissory note.

Changes in regulatory capital requirements could require the Bank to raise additional capital and/or have a negative impact on our earnings.

Regulators may change capital requirements that could require the Bank to raise additional capital or reduce asset balances to maintain minimum and well-capitalized levels of regulatory capital. Assets generated by our mortgage warehouse division are shown as “loans held for sale” and are currently assigned a risk weight applicable under current regulation to mortgage loans (generally 50% or 20% for loans guaranteed by the FHA or VA). Certain bank regulators could take the position that such assets should be assigned to the 100% risk weight category associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral, which would have a material adverse impact on the Bank’s operations. An increase in risk weights applied could require the Bank to obtain additional capital to support future growth or reduce our loans held for sale to the detriment of our operating results.

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

Mortgage Banking Interest Rate and Market Risk

Changes in interest rates greatly affect the mortgage banking business. The Bank is indirectly affected by these changes through the early purchase loan program conducted with its discontinued mortgage banking subsidiary. Mortgage loans held-for-sale generated through the Bank’s mortgage loan early purchase program with the former mortgage subsidiary subjects the Company to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, the Company reduces unwanted credit and liquidity risks by selling all of the long-term fixed-rate mortgage loans and adjustable rate mortgages purchased through this program.

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

Our income is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest earning assets such as loans and securities, and the interest rates paid on the Bank’s interest bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive, however presently we are liability sensitive in an interest rates up environment, and asset sensitive in an interest rate down environment.

As a result, in a static environment we would generally be adversely affected by changes in interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits. These changes also affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the fair value of our securities may reduce our shareholders’ equity and net income.

At December 31, 2012, $197.4 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized gain on our available-for-sale securities was $2.9 million ($1.7 million net of tax).

We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (OCI) (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.

We have equity holdings consisting of shares of FHLB stock, and are recorded in other assets. As of December 31, 2012, we held stock in the FHLB totaling $5.9 million. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings; however, potential negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, repurchase agreements, federal funds purchased, FHLB advances, the sale or pledging as collateral of securities, loans, and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by turmoil in the domestic and worldwide credit markets in recent years. An inability to borrow funds to meet our liquidity needs could have an adverse impact on our results of operations and financial condition.

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

The Dodd-Frank Act and other recent legislative and regulatory initiatives contain numerous provisions and requirements that could detrimentally affect the Company’s business.

The Dodd-Frank Act and related regulations subject us and other financial institutions to additional restrictions, oversight, reporting obligations and costs, which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, this increased regulation of the financial services industry restricts the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Congress or state legislatures could also adopt laws reducing the amount that borrowers are otherwise contractually required to pay under existing loan contracts, require lenders to extend or restructure certain loans or limit foreclosure and collection remedies. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny will significantly increase our costs, impede the efficiency of our internal business processes, may require us to increase our regulatory capital and may limit our ability to pursue business opportunities in an efficient manner. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.

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

The Company is dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. Our key officers have extensive experience in the banking industry which is not easily replaced. Business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If these employees were to leave the Company and become employed by a competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its customers. The loss of key employees to competitors or otherwise could have an adverse effect on our results of operation and financial condition.

Internal control systems could fail to detect certain events.

We are subject to many operating risks, including, without limitation, data processing system failures and errors, and customer or employee fraud. There can be no assurance that such an event will not occur, and if such an event is not prevented or detected by our other internal controls and does occur, and it is uninsured or is in excess of applicable insurance limits, it could have a significant adverse impact on our reputation in the business community and our business, financial condition, and results of operations.

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

The Bank provides its customers the ability to bank online. We rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems. We cannot guarantee that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, alleviate problems caused by security breaches or viruses or to modify and enhance the Bank’s protective measures. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose us and the Bank to claims, litigation and other possible liabilities. Any inability to prevent cyber-attacks, security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and our ability to generate deposits.

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

In that regard, sweeping financial regulatory reform legislation was enacted in July 2010. Among other provisions, the legislation (i) created a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.

The third installment of the Basel Accords (the “Basel III”) for U.S. financial institutions is expected to be phased in between 2013 and 2019. Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place. The implementation of these new standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented.

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

The FDIC has implemented a plan to increase insurance premiums and imposed special assessments to rebuild and maintain the federal deposit insurance fund, and any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition and results of operations.

We expect volatility in the amount of deposit assessments and corresponding FDIC premiums in the future. As the large number of bank failures depleted the Deposit Insurance Fund during the prior three years, the FDIC continues to revise risk-based deposit insurance assessments as necessary. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. As a result, the deposit insurance assessments to be paid by the Company could increase as a result.

On February 7, 2011, the FDIC Board of Directors issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. The adopted regulations: (1) modify the definition of an institution’s deposit insurance assessment base; (2) alter certain adjustments to the assessment rates; (3) revise the assessment rate schedules in light of the new assessment base and altered adjustments; and (4) provide for the automatic adjustment of the assessment rates in the future when the reserve ratio reaches certain milestones.

Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect our financial condition and results of operations.

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee (“TAG”) program expired. Prior to its expiration, all funds under TAG in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure. This could reduce the Company’s liquidity, or require us to pay higher interest rates to retain deposits and could adversely affect the Company’s earnings.

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

Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California has also historically experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.

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

In addition, our common stock is traded on the NASDAQ Global Market under the trading symbol “BOCH,” but there have historically been low trading volumes in our common stock. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

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

We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock. In addition, we are not prohibited from issuing additional securities which are senior to our common stock. Because our decision to issue securities in any future offering will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.

Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 15,972,005 shares were outstanding as of December 31, 2012. There are 342,437 shares subject to common stock options outstanding with a weighted average exercise price of $6.09 per share. Any future issuances of shares of our common stock will be dilutive to existing shareholders.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.

At December 31, 2012, our subsidiary trusts had outstanding $15.5 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

On September 28, 2011, the Company issued and sold 20,000 shares of Series B Preferred Stock to the Treasury pursuant to the Treasury’s SBLF program.

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

Since we are a holding company with no significant assets other than the Bank, we have no material source of income other than dividends received from the Bank. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.

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

Potential Volatility of Deposits

The Bank’s depositors could choose to withdraw their deposits from the Bank and then put it into alternative investments, causing an increase in our funding costs and reducing net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move funds out of bank deposits into other investments, the Bank will lose a relatively low cost source of funds, thereby increasing our funding costs.

At December 31, 2012, time certificates of deposit in excess of $250,000 represented approximately 9% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows. The Company regularly monitors activity of volatile liability deposits.

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

The Company’s Roseville Bank of Commerce is located on the first floor of a three-story building with approximately 12,901 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to two triple net leases, 10,488 square feet expiring on January 31, 2023 and 2,413 square feet expiring on January 31, 2013, and month to month thereafter.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company’s common stock is traded is the NASDAQ Global Market. The Company’s common stock is listed under the trading symbol “BOCH.” The following table sets forth the high and low closing sales prices of the Company’s common stock on the NASDAQ Global Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Volume
March 31, 2012	$4.59	$3.40	1,895,876
June 30, 2012	$4.50	$3.78	829,622
September 30, 2012	$4.60	$4.00	898,302
December 31, 2012	$5.24	$4.25	951,109

March 31, 2011	$4.46	$3.80	964,077
June 30, 2011	$4.62	$4.03	1,042,396
September 30, 2011	$4.20	$2.90	1,129,632
December 31, 2011	$3.58	$2.90	1,127,475

There were approximately 2,215 shareholders of the Company’s common stock as of December 31, 2012, including those held in street name, and the market price on that date was $4.60 per share.

Dividends

Cash dividends of $0.03 were paid on January 12, 2012, April 12, 2012, July 13, 2012, and October 12, 2012, to shareholders of record as of December 31, 2011, March 31, 2012, June 29, 2012, and September 28, 2012, respectively. Cash dividends of $0.03 were also paid on January 14, 2011, April 8, 2011, July 8, 2011, and October 7, 2011, to shareholders of record as of December 31, 2010, March 31, 2011, July 2, 2011, and September 30, 2011, respectively.

On September 28, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. Please see Sales of Unregistered Securities below for a more detailed description of the dividends payable on the Series B Preferred Stock and the potential impact of such dividends on the Company’s common stock.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the CDFI in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010. The following table sets forth the Company’s equity-based compensation plan, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	342,437	$6.09	438,343
Equity compensation plans not approved by security holders	None	None	None

Total	342,437	$6.09	438,343

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

Bank of Commerce Holdings

Five – Year Performance Graph

(1)	Assumes $100 invested on December 31, 2007, in the Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of QSBL by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was consummated. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Common shares repurchased by the Company during the fourth quarter consisted of 148,741 shares repurchased pursuant to such corporate stock repurchase plan. The table below sets forth additional information regarding those repurchases.

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12 – 10/31/12	76,554	$4.59	76,554	72,187
11/1/12 – 11/30/12	24,189	$4.47	24,189	47,998
12/1/12 – 12/31/12	47,998	$4.51	47,998	0

Total	148,741	$4.55	148,741

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchases.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years ended December 31, 2012, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report. Income statement data reflects results derived from continuing operations. Balance sheet data has been adjusted for discontinued operations.

In Thousands (Except Ratios and Per Share Data)
	2012	2011	2010	2009	2008
Statements of Income
Interest Income	$40,337	$41,631	$42,478	$41,465	$37,690
Net Interest Income	35,108	34,155	33,081	28,950	21,348
Provision for Loan Losses	9,400	8,991	12,850	9,475	6,520
Noninterest Income	6,593	3,891	5,986	4,758	2,623
Noninterest Expense	21,632	19,927	18,689	16,138	15,296
Total Revenues	46,930	45,522	48,464	46,223	40,313
Net Income Attributable to Bank of Commerce Holdings	$7,416	$7,255	$6,220	$6,005	$2,194

Balance Sheets
Total Assets	$979,424	$940,691	$939,133	$813,406	$774,214
Total Gross Portfolio Loans	664,051	594,372	608,936	609,151	527,463
Allowance for Loan and Lease Losses	11,103	10,622	12,841	11,207	8,429
Total Deposits	701,052	668,304	648,702	640,464	555,282
Total Stockholders’ Equity	$110,321	$113,590	$103,727	$68,807	$62,578

Performance Ratios [1]
Return on Average Assets [2]	0.78%	0.79%	0.69%	0.75%	0.33%
Return on Average Shareholders’ Equity [3]	6.66%	6.71%	6.50%	9.01%	4.99%
Average Equity to Average Assets	11.69%	11.76%	10.55%	8.28%	8.91%
Tier 1 Risk-Based Capital – Holding Company [4]	14.52%	15.28%	13.74%	12.06%	11.58%
Total Risk-Based Capital – Holding Company	15.77%	16.53%	15.00%	13.31%	12.84%
Net Interest Margin [5]	3.99%	4.02%	4.03%	3.90%	3.56%
Average Earning Assets to Total Average Assets	95.39%	95.99%	93.41%	91.42%	92.86%
Nonperforming Assets to Total Assets [6]	4.25%	2.68%	2.43%	1.92%	2.98%
Net Charge Offs to Average Loans	1.48%	1.85%	1.84%	1.14%	1.22%
Allowance for Loan and Lease Losses to Total Portfolio Loans	1.67%	1.82%	2.14%	1.86%	1.60%
Nonperforming Loans to Allowance for Loan and Lease Losses	347.40%	202.53%	159.73%	113.50%	239.10%
Efficiency Ratio [7]	51.87%	52.38%	47.83%	47.88%	63.81%

Share Data
Average Common Shares Outstanding – basic	16,344	16,991	14,951	8,711	8,713
Average Common Shares Outstanding – diluted	16,344	16,991	14,951	8,711	8,724
Book Value Per Common Share	$5.65	$5.33	$4.97	$5.72	$5.23
Basic earnings per share attributable to continuing operations	$0.41	$0.34	$0.30	$0.55	$0.25
Basic earnings (loss) per share attributable to discontinued operations	$(0.01)	$0.03	$0.05	$0.03	$0.00
Diluted earnings per share attributable to continuing operations	$0.41	$0.34	$0.30	$0.55	$0.25
Diluted earnings (loss) per share attributable to discontinued operations	$(0.01)	$0.03	$0.05	$0.03	$0.00
Cash Dividends Per Common Share	$0.12	$0.12	$0.18	$0.24	$0.32

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
[2]	Return on average assets is net income divided by average total assets.
[3]	Return on average equity is net income divided by average shareholders’ equity.
[4]	Regulatory capital ratios are defined in detail under the caption Capital Resources, in ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this document.
[5]

Net interest margin equals net interest income on a tax equivalent basis, divided by average interest earning assets. Net interest margins for prior years have been adjusted to reflect certain reclassifications resulting from the reporting of discontinued operations.

[6]

Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure.

[7]

The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue. The ratio is presented based on results from continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2012, and 2011, and results of operations for each of the years in the three-year period ended December 31, 2012 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. The Company’s results discussed in this section reflect continued operations unless otherwise noted.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Overview

Significant items for the year ended December 31, 2012 were as follows:

Operations

•

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in Bank of Commerce Mortgage for consideration of $5.2 million. The transaction was cash flow neutral, with $5.2 million resulting in a return of capital. The Mortgage Company will continue its operation under a different assumed name.

•

Total consolidated assets were $979.4 million as of December 31, 2012, compared to $940.7 million as of December 31, 2011. Increases in interest bearing demand deposits and FHLB borrowings funded purchases of securities, originations of 1-4 family mortgage loans held-for-sale, and organic loan growth.

Capital

•	Repurchased 1,019,490 common shares at a weighted average cost of $4.22 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	Paid preferred stock dividends of $880 thousand compared to $998 thousand during the same period in 2011.

•

Declared cash dividends of $0.03 per share for 4th quarter in 2012. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•

Net earnings (loss) per diluted common share attributable to continuing and discontinued operations were $0.41 and $(0.01) for the year ended December 31, 2012, compared to $0.34 and $0.03 for the year ended December 31, 2011, respectively. The increase in net earnings per diluted common share from continuing operations was mainly attributed to increases in net interest income and other noninterest income, principally driven by decreased interest expense and gains on sale of investment securities, respectively.

•

Net interest margins have decreased slightly over the reporting period. Net interest margin, on a tax equivalent basis, was 3.99% at December 31, 2012 compared to 4.02% at December 31, 2011. Decreased yields on earning assets were partially offset by decreased interest expense associated with deposits and borrowings.

•	We recorded gains of $3.8 million on the sale of investment securities during the year ended December 31, 2012, compared to gains of $1.6 million for the year ended December 31, 2011.

Credit Quality

•

Nonperforming assets increased to $41.6 million, or 4.25% of total assets, as of December 31, 2012, compared to $25.2 million, or 2.68% of total assets as of December 31, 2011. Nonperforming loans increased $17.1 million to $38.6 million, or 5.81% of total loans, as of December 31, 2012, compared to $21.5 million, or 3.62% of total loans as of December 31, 2011. Nonaccrual loans have been written-down to their estimated net realizable values.

•	Net charge offs were $8.9 million or 1.48% of average loans during 2012, as compared to net charge offs of $11.2 million or 1.85% of average loans during 2011.

•

Provision for loan and lease losses during 2012 were $9.4 million, an increase of $409 thousand compared to 2011. During 2012 provision expense to net charge offs was 105.39% compared to 80.20% during 2011.

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

Sources of liquid assets consist of the repayments and maturities of loans, selling of loans, short-term money market investments, and cash flows from maturities and sales of available-for-sale securities. Increased liquidity from net loan repayments and increased deposits, were completely offset by pay downs of FHLB advances. Increases in available-for-sale security balances were responsible for the major use of liquidity. The weighted-average life of the available-for-sale security portfolio is 6.0 years.

Liquidity is generated from liabilities through deposit growth and FHLB borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

We have available correspondent banking lines of credit through correspondent relationships totaling approximately $30.0 million and available secured borrowing lines of approximately $73.2 million with the FHLB. In addition, we have a secured borrowing line with the Federal Reserve Bank (FRB), and had $28.4 million in available credit at the FRB. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided through cash flows generated through our operations.

Our liquid assets (cash, amounts due from banks, interest bearing deposits held at other banks, and available-for-sale securities) totaled $242.0 million or 25% of total assets at December 31, 2012 and $250.8 million or 27% of total assets at December 31, 2011, and $251.5 million or 27% of total assets at December 31, 2010.

The Holding Company received $6.3 million in dividends from the Bank in 2012. Although the Holding Company expects to receive dividends from the Bank in the foreseeable future, there are restrictions on the Bank’s ability to pay dividends. See Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities and Note 22 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. We expect that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2013.

Other Borrowings

We actively use FHLB advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2012, the Company had one variable rate overnight advance, two adjustable rate advances maturing in less than one year that floated to three month London Interbank Offered Rate (LIBOR) plus or minus an applicable spread, and one fixed rate advance maturing within three years. The advances did not contain call or put features. As of December 31, 2012, the Company had $125.0 million in FHLB advances outstanding compared to $109.0 million at December 31, 2011 and $141.0 million at December 31, 2010.

(Dollars in thousands)	2012	2011	2010
Securities sold under agreements to repurchase with weighted average interest rates of 0.15%, 0.19% and 0.34% at December 31, 2012, 2011 and 2010, respectively	$13,095	$13,779	$13,548

Federal Home Loan Bank borrowings with weighted average interest rates of 0.39%, 0.39% and 0.29% at December 31, 2012, 2011 and 2010, respectively	125,000	109,000	141,000

Total Other Borrowings	$138,095	$122,779	$154,548

(Dollars in thousands)	2012	2011	2010
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$16,295	$16,688	$18,820
Average balance during the year	14,246	14,805	12,274
Weighted average interest rate during year	0.17%	0.29%	0.42%

Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$125,000	$141,000	$147,000
Average Balance during the year	110,372	115,468	112,784
Weighted average interest rate during year	0.08%	0.50%	0.56%

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

Credit decisions are determined by Credit Administration to certain limitations and approvals from the Loan Committee above those limitations. Credit risk is continuously monitored by Credit Administration for possible adjustment if there has been a change in the borrower’s ability to perform under its obligations. Additionally, we manage the size of our credit exposure through loan sales and loan participation agreements. The primary sources of repayment of our commercial loans are from the borrowers’ operating cash flows and the borrowers’ conversion of short-term assets to cash. The net assets of the borrower or guarantor are usually identified as a secondary source of repayment. The principal factors affecting our risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions and real estate values in our service area. We manage our commercial loan portfolio by monitoring our borrowers’ payment performance and their respective financial condition and make periodic adjustments, if necessary, to the risk grade assigned to each loan in the portfolio. Our evaluations of our borrowers’ are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of our credit administration policies.

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

Concentrations of credit risk

The Company purchases from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 65% and 72% of the Company’s gross loan and lease portfolio at December 31, 2012 and December 31, 2011, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Securities Portfolio

The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, and regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates, and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated OCI, in a separate component of shareholders’ equity. Gain or loss on sale of securities is based on the specific identification method.

Operational Risk Management

Operational risk is the potential for loss resulting from events involving people, processes, technology, legal or regulatory issues, external events, and reputation. In keeping with the corporate governance structure, the Senior Leadership committee is responsible for operational risk controls. Operational risks are managed through specific policies and procedures, controls and monitoring tools. Examples of these include reconciliation processes, transaction monitoring and analysis and system audits. Operational risks fall into two major categories, business specific and Company-wide. The Senior Leadership committee works to ensure consistency in policies, processes and assessments. With respect to Company-wide risks, the Senior Leadership committee works directly with members of our Board of Directors to develop policies and procedures for information security, business resumption plans, compliance and legal issues.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document. Not all of those significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

Valuation of Investments and Impairment of Securities

At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates, and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (OCI) (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

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

Types of derivative transactions currently recorded by the Company as of December 31, 2012:

•

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At December 31, 2012, the Company maintained a notional amount of $75 million in interest rate swap agreements which were in an aggregate unrealized loss position of $4.1 million.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 23 Fair Values in the Notes to Consolidated Financial Statements in this document.

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

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. Because of our predisposition to variable rate pricing on our assets and level of time deposits, we are frequently considered asset sensitive, and generally we are affected adversely by declining interest rates. In the current interest rate environment, many of our variable rate loans are priced at their floors. As a result, we would not experience an immediate benefit in a rising rate environment. As such, we are moderately liability sensitive until these loans reach their respective floors.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the five years ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Key Financial Ratios

	2012	2011	2010	2009	2008
Profitability
Return on average assets	0.78%	0.79%	0.69%	0.75%	0.33%
Return on average equity	6.66%	6.71%	6.50%	9.01%	4.99%
Average earning assets to total average assets	95.39%	95.99%	93.41%	91.42%	92.86%
Interest Margin
Net interest margin	3.99%	4.02%	4.03%	3.90%	3.56%
Asset Quality
Allowance for loan and lease losses to total loans	1.67%	1.82%	2.14%	1.86%	1.60%
Nonperforming assets to total assets	4.25%	2.68%	2.43%	1.92%	2.98%
Net charge offs to average loans	1.48%	1.85%	1.84%	1.14%	1.22%
Liquidity
Loans to deposits	93.17%	95.68%	92.60%	96.38%	93.28%
Liquidity ratio	47.51%	51.85%	41.86%	38.84%	22.56%
Capital
Tier 1 risk-based capital - Bank	14.06%	14.46%	13.34%	11.57%	11.58%
Total risk-based capital - Bank	15.31%	15.71%	14.59%	12.83%	12.84%
Efficiency
Efficiency ratio	51.87%	52.38%	47.83%	47.88%	63.81%

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

Balance Sheet

As of December 31, 2012, the Company had total consolidated assets of $979.4 million, total net portfolio loans of $653.3 million, an ALLL of $11.1 million, deposits outstanding of $701.1 million, and stockholders’ equity of $110.3 million.

The Company continued to maintain a solid liquidity position during the reporting period. As of December 31, 2012, the Company maintained cash positions at the FRB and correspondent banks in the amount of $21.8 million. The Company also held certificates of deposits with other financial institutions in the amount of $23.3 million, which the Company considers liquid.

During August of 2012, the Company transferred available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively acceptable yields, but relatively lower coupons, and longer maturities. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $40 thousand at the time of transfer. The net unrealized gain of $839 thousand which was recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations when required. Available-for-sale investment securities totaled $197.4 million at December 31, 2012, compared with $203.5 million at December 31, 2011. During 2012, the Company focused on investing excess cash, and interest and principal from mortgage backed securities and collateralized mortgage obligations into bank qualified municipal bonds, corporate bonds, and mortgage backed securities.

Purchases of corporate bonds focused on relatively moderate term (maturities ranging between four to six years), high quality debt instruments issued by large cap financial institutions. Management believes the risk adjusted yield spreads of these securities compared to what is currently offered in the treasury markets, or mortgage backed securities markets provides some mitigation of ongoing net interest margin compression without extending too long on the yield curve.

Purchases of municipal bonds focused on bank qualified general obligation and revenue bonds where the debt proceeds generally are used to fund operations and essential services. The municipal bonds purchased generally had maturities ranging from five to twenty years, with maturities more heavily weighted towards the shorter end of this range. In addition, many of these bonds have relatively short call dates and relatively high coupons. Management monitors the financial performance of the municipal bond portfolio on an ongoing basis. Should the outcome of these reviews indicate declining credit quality, inadequate debt service coverage, or if the bonds have fallen outside of our accepted risk tolerance, the bonds are sold in the open market.

During the period, the Company purchased one hundred and sixty-five securities with a weighted average yield of 2.95%, and sold ninety-nine securities with a weighted average yield of 2.93%. Pursuant to the securities sales activity, the Company recorded $3.8 million in net realized gains.

At December 31, 2012, the Company’s net unrealized gains on available-for-sale securities were $2.9 million, compared with $1.5 million net unrealized gains at December 31, 2011. The favorable change in net unrealized gains was primarily due to increases in the fair values of the Company’s corporate bond portfolios, partially offset by decreases in the fair values of the remaining sectors of the portfolio. The increase in the fair values of the Company’s corporate bond portfolio was primarily driven by the contraction of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance increased substantially during 2012. The Company recorded net portfolio loans of $653.3 million at December 31, 2012, compared with $583.8 million at December 31, 2011, an increase of $69.5 million, or 12%. The increase in net portfolio loans was primarily attributable to the $65.1 million reclassification of loans held-for-sale to a commercial secured borrowing. Absent of this reclassification, net portfolio loans increased $4.4 million or 0.74%. The increases in net portfolio loans were primarily driven by $19.1 million in net originations of commercial loans, partially offset by $9.2 million in net payoffs of construction loans. Originations in the commercial loans were diversified in amounts and geographic location, and not due to any particularly large originations or concentrations in either of our markets. Pay offs in construction loans were principally concentrated with one borrower in our local market.

The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $9.4 million in provisions for loan losses during 2012, compared with $9.0 million during 2011. The Company’s ALLL as a percentage of gross portfolio loans was 1.67% and 1.82% as of December 31, 2012, and December 31, 2011, respectively. Pursuant to the reclassification of loans held-for-sale, management determined that no additional allowance reserves were necessary due to the short term nature agreement, and insignificant loss histories of mortgage loans held-for-sale. Consequently, the ALLL to total loans ratio reported at December 31, 2012, decreased significantly compared to the reported ratio at December 31, 2011. Absent the reclassification, the ALLL to total portfolio loans would have been 1.85% at December 31, 2012.

Net charge offs were $8.9 million during 2012, compared with net charge offs of $11.2 million during 2011. During 2012 the charge offs were centered in owner occupied and non owner occupied commercial real estate, 1-4 family residential, and home equity term loans and lines of credit. Overall, the loan portfolio showed some signs of stabilization during 2012, however there continue to be lingering weaknesses where the borrower’s business revenue is tied to real estate. Accordingly, during December of 2012, the Company reclassified loans in the amount of $7.3 million to nonaccrual status. The majority of the amounts reclassified during December were associated with two large commercial real estate borrowers whose loans were rated as substandard prior to reclassification. At December 31, 2012, the loan portfolio reflects a modest increase in total past due loans and net migrations to greater than 90 days past due, compared to December 31, 2011. Consequently, as of December 31, 2012 loans classified as substandard increased by $3.9 million to $51.3 million compared to the same period a year ago. The commercial real estate and commercial loan portfolio’s continue to be influenced by depressed real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to continuing elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. The Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. Accordingly, the assets and liabilities of the former mortgage subsidiary have been deconsolidated for the reporting period ended December 31, 2012, and are reported in assets and liabilities attributable to discontinued operations for the reporting period ended December 31, 2011. See Note 9 Discontinued Operations in the Notes to Consolidated Financial Statements in this document, for further details relating to the sale of the mortgage subsidiary.

Loans held-for-sale, consisting of residential mortgages to be sold in the secondary market, were $0 at December 31, 2012, compared to $44.5 million at December 31, 2011. The decrease in loans held-for-sale directly resulted from the $65.1 million reclassification of mortgage loans held-for-sale into a commercial secured borrowing pursuant to ASC 860, Transfers and Servicing. Absent the reclassification, mortgage loans held-for-sale reported as of December 31, 2012 would have been $65.1 million.

Mortgage loans are purchased by the Bank under the early purchase program with the former mortgage subsidiary. Under this program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans without recourse. Loans held-for-sale balances will fluctuate based on origination and sale volume at the former mortgage subsidiary, primarily driven by demand in the mortgage markets.

The Company’s OREO balance at December 31, 2012 was $3.1 million compared to $3.7 million at December 31, 2011. The net decrease in OREO was primarily driven by the sale of one large commercial real estate property with a carrying value of $1.7 million, and a $425 thousand write down of the carrying value of an improved commercial lot, partially offset by the transfer in of a commercial real estate property with a carrying value of $1.3 million. See Note 8 Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company generally expects additional foreclosure activity for the foreseeable future, mainly centered in the ITIN portfolio, and additional write downs of existing OREO as warranted.

Total deposits as of December 31, 2012 were $701.1 million compared to $668.3 million at December 31, 2011, an increase of $32.7 million or 5%. The increase in deposits was primarily driven by a $60.0 million increase in interest bearing demand accounts, $5.1 million increase in brokered certificates of deposits, $20.3 million increase in the Insured Cash Sweeps (ICS) brokered deposit accounts, partially offset by a $33.3 million decrease in retail certificates of deposits.

Brokered certificates of deposits totaled $29.5 million at December 31, 2012, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one month to 7.5 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in a favorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding common stock over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. During 2012, the Company repurchased the full amount of shares authorized under the stock repurchase plan. The common shares were repurchased at a weighted average cost of $4.22 per share. As such, the weighted average number of basic and dilutive common shares outstanding as of December 31, 2012 decreased by 647,481 to 16,344,014 compared with 16,991,495 at December 31, 2011. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity. All shares were retired subsequent to purchase.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding common stock over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchase.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net income attributable to Bank of Commerce Holdings was $7.4 million for the year ended December 31, 2012 compared with $7.3 million for the year ended December 31, 2011. Net income available to common shareholders was $6.5 million for the year ended December 31, 2012, compared with $6.3 million for the year ended December 31, 2011. Net earnings (loss) per diluted common share attributable to continuing and discontinued operations were $0.41 and $(0.01) for the year ended December 31, 2012, compared to $0.34 and $0.03 for the year ended December 31, 2011, respectively. The increase in net earnings per diluted common share from continuing operations was mainly attributed to increased net interest income and other noninterest income, principally driven by decreased interest expense and gains on sale of investment securities, respectively.

The Company continued to pay cash dividends of $0.12 per share during 2012. In determining the amount of dividends to be paid, consideration is given to strategic opportunities and capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Return on average assets (ROA) and return on average equity (ROE) during 2012 was 0.78% and 6.66%, respectively, compared with 0.79% and 6.71%, respectively, for 2011. ROA and ROE remained consistent for 2012 compared to 2011 as decreases in interest income were more than offset by decreased interest expense on deposits, and increased noninterest income, primarily attributable to the realization of additional gains on sales of investment securities. See discussion on noninterest income under the respective caption in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional narrative on the sale of investment securities.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net income attributable to Bank of Commerce Holdings was $7.3 million for the year ended December 31, 2011 compared with $6.2 million for the year ended December 31, 2010. Net income available to common shareholders was $6.3 million for the year ended December 31, 2011, compared with $5.3 million for the year ended December 31, 2010. Diluted earnings per share (EPS) from continuing operations and discontinued operations were $0.34 and $0.03 respectively for the year ended December 31, 2011, compared with $0.30 and $0.05 for the year ended December 31, 2010, respectively. The increase in EPS from continuing operations was principally attributed to reduced provision for loan and lease losses, and decreased basic and dilutive weighted average shares.

The Company paid an annual dividend amount per share of $0.12 during 2011 compared with $0.18 during 2010. In determining the amount of dividends to be paid, consideration is given to strategic opportunities and capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Return on average assets (ROA) and return on average equity (ROE) for the year ended December 31, 2011, was 0.79% and 6.71%, respectively, compared with 0.69% and 6.50%, respectively, for year ended December 31, 2010. The increase in ROA and ROE during 2011 compared with 2010 was primarily driven by lower loan loss provision expense and decreased interest expense on deposits and borrowings, partially offset by decreased yields in the loan portfolio.

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the year ended December 31, 2012 was $35.1 million compared to $34.2 million during the same period a year ago.

Interest income for the year ended December 31, 2012 was $40.3 million, a decrease of $1.3 million or 3% compared to the same period a year ago. The decrease in interest income was primarily driven by decreased yields in the loan portfolio, partially offset by increased loan volume and investment securities volume. The decrease in loan interest income was primarily driven by the re-pricing of variable rate 1-4 family ITIN mortgage loans, and net maturities of commercial real estate loans at relatively higher yields than the current market rates. During 2012 the ITIN portfolio with an average balance of $62.4 million, yielded 3.47% compared to a yield of 4.55% during 2011. As a result, interest income recognized from the ITIN portfolio in 2012 decreased by $920 thousand compared to 2011.

Interest income recognized from the investment securities portfolio increased $822 thousand during 2012, primarily due to increased volume, partially offset by decreased yields. During the final six months of 2011, the entire pool of U.S Agencies with yields averaging 2%, were either sold or called away, with the majority of the cash flows reinvested into higher yielding corporate bonds, municipal bonds, and asset backed securities. Accordingly, at the onset of 2012 the portfolio composition was more heavily weighted with securities with credit risk, compared to 2011. During 2012, the Company realized net purchases of municipal bonds and corporate bonds at marginally lower rates compared to like kind bonds in the existing portfolio. As a result, the overall portfolio yield decreased modestly compared with the same period a year ago. The tax equivalent yield on the investment securities portfolio for the year ended December 31, 2012 was 3.55% compared to 3.66% during the same period a year ago.

Interest expense during 2012 was $5.2 million a decrease of $2.2 million or 30% compared to 2011. The decrease in interest expense was primarily driven by decreased costs associated with interest bearing demand deposits, savings deposits, certificates of deposits, and FHLB advances, partially offset by increased volume of interest bearing demand deposits. During 2012 the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense was primarily driven by $500 thousand in gains re-classed from OCI and netted with FHLB interest expense. The re-class was associated with the termination of a forward starting interest rate swap agreement. The net result was a 45 basis point decrease in FHLB interest expense yields compared to the same period a year ago. See Note 20 Derivatives in the Notes to Consolidated Financial Statements in this document for further detail on the OCI re-class.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.99% for the year ended December 31, 2012, a decrease of 3 basis points as compared to the same period a year ago. The decrease in net interest margin compared to the same period a year ago primarily resulted from a 30 basis point decline in yield on earning assets, partially offset by a 27 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will present significant challenges. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

Net interest income for 2011 was $34.1 million, an increase of $1.1 million or 3% over 2010. The increase in net interest income in 2011 compared to 2010 is attributable to growth in outstanding earning assets, primarily investment securities, and declining funding costs associated with deposits and borrowings. At December 31, 2011 average investment securities were $183.4 million, an increase of $48.7 million or 36.2% over 2010. During 2011, funding costs decreased 29 basis points, while average interest bearing liabilities remained consistent with 2010. The lower funding costs were primarily related to the re-pricing of certificates of deposits and junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.02% for 2011, a decrease of 1 basis point compared 2010. The year-over-year modest decrease in net interest margin primarily resulted from decreased yield on the loan portfolio as a result of payoffs of higher yielding loans, downward rate adjustments on variable rate loans, and transfers of loans to nonaccrual status, substantially offset by a decrease in interest expense to average earning assets. Interest expense as a percent of average earning assets decreased from 1.12% to 0.86% for the years ended December 31, 2010 and 2011, respectively.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2012, 2011 and 2010:

Average Balances, Interest Income/Expense and Yields/Rates Paid

Years Ended December 31,

(Dollars in thousands)	2012			2011			2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$642,200	$33,148	5.16%	$626,275	$35,084	5.60%	$635,074	37,087	5.84%
Tax-exempt securities[2]	81,714	3,528	4.32%	52,467	2,962	5.65%	42,172	2,488	5.90%
US government securities	209	5	2.39%	19,182	431	2.25%	27,423	617	2.25%
Mortgage backed securities	61,434	1,610	2.62%	67,052	1,692	2.52%	48,972	1,466	2.99%
Other securities	73,972	2,580	3.49%	44,664	1,635	3.66%	15,702	668	4.25%
Interest bearing due from banks	48,712	595	1.22%	64,399	775	1.20%	70,911	946	1.33%
Federal funds sold	0	0	0.00%	0	0	0.00%	995	2	0.20%

Average Earning Assets	$908,241	$41,466	4.57%	$874,039	$42,579	4.87%	$841,249	$43,274	5.14%
Cash & due from banks	10,125			2,251			1,781
Bank premises	9,567			9,489			9,814
Other assets	24,249			21,421			48,116

Average Total Assets	$952,182			$907,200			$900,960

Interest Bearing Liabilities
Interest bearing demand	$203,342	$610	0.30%	$157,696	$787	0.50%	$141,983	968	0.68%
Savings deposits	89,789	394	0.44%	91,876	792	0.86%	76,718	921	1.20%
Certificates of deposit	285,574	3,697	1.29%	296,381	4,912	1.66%	321,051	6,151	1.92%
Repurchase agreements	14,246	24	0.17%	14,805	43	0.29%	12,274	52	0.42%
Other borrowings	125,839	504	0.40%	130,933	942	0.72%	128,249	1,305	1.02%

Average Interest Liabilities	$718,790	$5,229	0.73%	$691,691	$7,476	1.08%	$680,275	$9,397	1.38%
Noninterest bearing demand	115,091			100,722			92,433
Other liabilities	7,033			6,679			32,615
Shareholders’ equity	111,268			108,108			95,637

Average Liabilities and Shareholders’ Equity	$952,182			$907,200			$900,960

Net Interest Income and Net Interest Margin		$36,237	3.99%		$35,103	4.02%		$33,877	4.03%

Interest income on loans includes fee income (expense) of approximately $(155) thousand, $(136) thousand, and $252 thousand for the years ended December 31, 2012, 2011 and 2010 respectively.

[1]	Average nonaccrual loans of $26.2 million, $18.7 million and $16.9 million, and average loans held-for-sale of $41.1 million, $19.1 million and $16.9 million for the years ended 2012, 2011, and 2010 are included respectively.
[2]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $1,129, $948 and $796 for the years ended 2012, 2011 and 2010, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2012 compared to 2011 and 2011 compared to 2010. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

Years ended December 31,

(Dollars in thousands)	2012 over 2011			2011 over 2010
	Variance due to Average Volume	Variance due to Average Rate	Total	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$1,096	$(3,032)	$(1,936)	$(493)	$(1,510)	$(2,003)
Tax-exempt securities[1]	1,684	(1,118)	566	581	(107)	474
US government securities	(399)	(27)	(426)	(185)	(1)	(186)
Mortgage backed securities	(196)	114	(82)	456	(230)	226
Other securities	1,362	(417)	945	1,060	(93)	967
Interest bearing due from banks	(255)	75	(180)	(78)	(93)	(171)
Federal funds sold	0	0	0	—	(2)	(2)

Total Increase (Decrease)	3,292	(4,405)	(1,113)	1,341	(2,036)	(695)

(Decrease) Increase
In Interest Expense:
Interest bearing demand	183	(360)	(177)	78	(259)	(181)
Savings accounts	(12)	(386)	(398)	131	(260)	(129)
Certificates of deposit	(187)	(1,028)	(1,215)	(409)	(830)	(1,239)
Repurchase agreements	(1)	(18)	(19)	7	(16)	(9)
Other borrowings	(27)	(411)	(438)	19	(382)	(363)

Total Increase (Decrease)	(44)	(2,203)	(2,247)	(174)	(1,747)	(1,921)

Net Increase (Decrease)	$3,336	$(2,202)	$1,134	$1,515	$(289)	$1,226

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

Noninterest Income

Noninterest income in 2012 was $6.6 million, an increase of $2.7 million or 69% compared to 2011. Noninterest income in 2011 was $3.9 million, a decrease of $2.1 million, or 35%, compared to 2010. The following table presents the key components of noninterest income for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	Years Ended December 31,
	2012 Compared to 2011				2011 Compared to 2010
	2012	2011	Change Amount	Change Percent	2011	2010	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$188	$192	$(4)	-2%	$192	$260	$(68)	-26%
Payroll and benefit processing fees	538	458	80	17%	458	448	10	2%
Earnings on cash surrender value – Bank owned life insurance	470	465	5	1%	465	438	27	6%
Gain (loss) on investment securities, net	3,822	1,550	2,272	147%	1,550	1,981	(431)	-22%
Gain on settlement of put reserve	0	0	0	0%	0	1,750	(1,750)	-100%
Merchant credit card service income, net	144	376	(232)	-62%	376	235	141	60%
Other income	1,431	850	581	68%	850	874	(24)	-3%

Total noninterest income	$6,593	$3,891	$2,702	69%	$3,891	$5,986	$(2,095)	-35%

For the years ended 2012, 2011 and 2010, the Bank recorded service charges on deposit accounts of $188 thousand, $192 thousand and $260 thousand, respectively. The decrease in service charges from 2011 compared to 2010 was primarily attributable to the discontinuance of the Overdraft Privilege product, and decreased analysis fees charged to our customers.

The Bank recorded payroll and benefit processing fees of $538 thousand and $458 thousand for the years ended 2012 and 2011, respectively. In September 2011, the Bank acquired eighty payroll processing customer relationships from a local payroll processing sole proprietorship. As a result of the transaction, the Company has recognized increased payroll and benefit processing fees during the current period.

The Bank recorded earnings on cash surrender value – Bank owned life insurance of $470 thousand, $465 thousand and $438 thousand for the years ended 2012, 2011 and 2010, respectively. The increased income from 2011 compared to 2010 was primarily attributable to one time accrual adjustments, and the purchase of an additional policy.

Gains on the sale of investment securities increased by $2.3 million to $3.8 million for the year ended 2012, compared to $1.6 million for the year ended 2011. During 2012, the Company sold ninety-nine securities compared to sixty-five during the same period a year ago. The sales activity during 2012 resulted in gross gains of $4.0 million, and gross losses of $184 thousand. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on gross realized gains and losses associated with the selling of securities.

Gains on the sale of investment securities decreased $431 thousand to $1.6 million for the year ended 2011, compared to $2.0 million for the year ended 2010. Due to market conditions and the positions held in the portfolio, the Company did not recognize the amount of gains recorded in 2010 despite the higher sales volume.

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

The Bank recorded merchant credit card service income of $144 thousand and $376 thousand for the years ended 2012 and 2011, respectively, and $235 thousand for the year ended 2010. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand. Accordingly, for the year ended 2012, merchant credit card income decreased by $232 thousand or 62% compared to 2011, and for the year ended 2011 merchant credit card income increased $141 thousand or 60% compared to 2010.

The major components of other income are fees earned on ATM transactions, mortgage fee income, gains on litigation, and FHLB dividends. The increase in other income for the year ended 2012 was primarily driven by a $240 thousand litigation settlement with the servicer on a purchased pool of loans. Changes in the other components of other income are a result of normal operating activities.

Noninterest Expense

Noninterest expense for 2012 was $21.6 million, an increase of $1.7 million or 9% compared to 2011. Noninterest expense for 2011 was $19.9 million, an increase of $1.2 million or 7% compared to 2010. The following table presents the key elements of noninterest expense for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Years Ended December 31,
	2012 Compared to 2011				2011 Compared to 2010
	2012	2011	Change Amount	Change Percent	2011	2010	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$11,030	$9,957	$1,073	11%	$9,957	$8,865	$1,092	12%
Occupancy & equipment expense	2,058	2,009	49	2%	2,009	2,273	(264)	-12%
Write down of other real estate owned	425	557	(132)	-24%	557	1,571	(1,014)	-65%
Federal Deposit Insurance Corporation insurance premium	820	1,319	(499)	-38%	1,319	1,016	303	30%
Data processing fees	421	389	32	8%	389	270	119	44%
Professional service fees	1,078	1,016	62	6%	1,016	1,289	(273)	-21%
Deferred compensation expense	594	533	61	11%	533	493	40	8%
Other expenses	5,206	4,147	1,059	26%	4,147	2,912	1,235	42%

Total noninterest expense	$21,632	$19,927	$1,705	9%	$19,927	$18,689	$1,238	7%

Salaries and related benefits expense for 2012 was $11.0 million, an increase of $1.1 million or 11% compared to 2011. The increase was primarily driven by a $226 thousand payout in early retirement benefits at the Bank level, and a $113 thousand increase in the employee cash incentive program accrued at the Bank. Salaries and related benefits expense for 2011 was $10.0 million, an increase of $1.1 million or 12% compared to 2010. The Bank increased accrued employee cash rewards during 2011, based on the Company meeting various strategic and operating objectives.

Occupancy and equipment expense for 2011 was $2.0 million, a decrease of $264 thousand or 12% compared to 2010. Decreases in maintenance expense and rent expense were partially offset by increased rental income as a result of additional rental income. During November 2010 the Bank had one lease expire which was associated with a closed branch, resulting in decreased rent expense. In addition, the Bank foreclosed on an income producing commercial property resulting in additional rental income.

Although real estate values have generally stabilized in our markets, the lagging effects from depressed values continue to affect our loan and OREO portfolios. Particularly impacted by the depressed real estate market are our ITIN loans, which consist of 1-4 family mortgages. At December 31, 2012, twelve ITIN 1-4 family residential properties consisting of an aggregate principal balance of $947 thousand were held in OREO. These properties are generally sold within four months from foreclosure, and typically have not had further impairment subsequent to transferring into OREO. Furthermore, at December 31, 2012, three commercial real estate properties consisting of an aggregate principal balance of $2.1 million, and a 1-4 family construction property with a principal balance of $24 thousand were held in OREO. The commercial real estate properties carry significantly higher book balances than 1-4 family residential properties, and have much longer disposition times. Accordingly, the entire write down of OREO is related to the commercial properties. As a result, during 2012 further impairment was deemed necessary for one commercial property in the amount of $425 thousand. During the same period a year ago, impairment was deemed necessary for three commercial real estate properties in the amount of $557 thousand.

During 2010, significant impairment charges primarily related to a specific commercial lot were deemed necessary, resulting in a substantial write down of the property’s carrying value. During the fourth quarter of 2010, the lot was sold to an independent third party, resulting in an $11 thousand gain on sale. The impairment charges in 2011 occurred from the write down of three commercial real estate properties, whose carrying values were written down to appraised values less selling costs.

The decrease in FDIC assessments during 2012 compared to 2011 resulted from improvements in the Bank’s overall deposit assessment risk profile. The increase in FDIC assessment expense in 2011 compared to 2010 resulted from the industry-wide increase in assessment rates and changes to the FDIC’s deposit insurance assessments methodology for determining premiums, and prepayment true-up adjustments. Additional discussion on FDIC insurance assessments is provided in Item 1 of this document, under the heading Federal Deposit Insurance Premiums.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for 2012 were $1.1 million, an increase of $62 thousand or 6% compared to 2011. Increases in professional service fees for 2012 compared to 2011 were primarily driven by increased legal costs associated with the sale of Bank of Commerce Mortgage, transaction costs pursuant to the Company’s stock repurchase plan, and the recruitment of certain banking professionals. Professional service fees for 2011 were $1.0 million, a decrease of $273 thousand or 21% compared to 2010. This decrease was a result of fewer consulting fees recognized as a result of decreased specialized credit quality reviews.

Other expenses for 2012 were $5.2 million, an increase of $1.1 million or 26% compared to 2011. During 2012, the Company sold twenty-four properties for a loss of $1.1 million, an increase of $434 thousand compared to 2011. In addition, the Bank recognized a $207 thousand increase in the amortization of the California Affordable Housing tax credits in 2012. During 2012, the Bank was required to perform on a stand by letter of credit. As such, subsequent to the transaction, the Bank provided additional provisions to the reserve for unfunded commitments in the amount of $150 thousand which are recorded in other expenses. See Note 19 Commitments and Contingencies in the Notes to Consolidated Financial Statements, incorporated in this document for further information on the reserve for unfunded commitments.

Other expenses for 2011 were $4.1 million, an increase of $1.2 million or 42% compared to 2010. The increase in other expenses is primarily related to increased losses on the sale of OREO. During 2011, the Bank sold twenty-five OREO properties for a net loss of $662 thousand, compared to the sale of nine OREO properties for a net loss of $126 thousand during 2010.

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

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010

Income tax provision - continuing operations	$3,109	$2,444	$2,043
Effective tax rate – continuing operations	29.14%	26.77%	27.14%

The Company’s effective income tax rate for continuing operations was 29.14%, 26.77%, and 27.14% for the years ended 2012, 2011, and 2010, respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 8.91% (net of the federal tax benefit) principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from low income housing investments.

The Company’s effective tax rate for continuing operations is derived from income tax expense for continuing operations divided by income from continuing operations before provision for income taxes.

FINANCIAL CONDITION

INVESTMENT SECURITIES

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

The Company’s available-for-sale investment portfolio is generally utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations. Available-for-sale investment securities totaled $197.4 million at December 31, 2012, compared with $203.5 million at December 31, 2011. Purchases of available-for-sale securities of $144.0 million and an increase in fair value of available-for-sale securities of $1.4 million were offset by sales, maturities, and calls of $114.7 million, pay downs of $18.5 million, and amortization of net purchase price premiums of $354 thousand. During 2012, the Company purchased one hundred and sixty-five securities, sold ninety-nine, and had six securities that matured or were called.

During August of 2012, the Company transferred available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $40 thousand at the time of transfer. The net unrealized gain of $839 thousand which was recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. Subsequently, the Company has purchased an additional $12.7 million in securities classified as held-to-maturity.

The following table presents the investment securities portfolio by classification and major type as of December 31, for each of the last three years:

(Dollars in thousands)
Available-for-sale securities (1)	2012	2011	2010
U.S. government & agencies	$2,946	$0	$26,331

Obligations of state and political subdivisions	58,484	77,326	64,151
Mortgage backed securities and collateralized mortgage obligations	51,530	60,610	65,247
Corporate securities	61,556	40,820	28,957
Other asset backed securities	22,838	24,768	4,549

Total	$197,354	$203,524	$189,235

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$31,483	$0	$0

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2012:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$0	0.00%	$0	0.00%	$0	0.00%	$2,970	2.58%	$2,970	2.58%
Obligations of state and political subdivisions	0	0.00%	6,665	2.46%	26,498	2.47%	23,639	3.14%	56,802	2.75%
Mortgage backed securities and collateralized mortgage obligations	62	4.39%	31,562	2.38%	14,539	2.01%	5,014	2.35%	51,177	2.28%
Corporate securities	0	0.00%	44,200	2.66%	11,334	2.54%	4,982	5.45%	60,516	2.87%
Other asset backed securities	0	0.00%	0	0.00%	0	0.00%	22,958	3.38%	22,958	3.38%

Total	$62	4.39%	$82,427	2.54%	$52,371	2.36%	$59,563	3.33%	$194,423	2.73%

Held-to-maturity securities
Obligations of state and political subdivisions	$0	0.00%	$370	1.45%	$9,787	3.22%	$21,326	2.68%	$31,483	2.83%

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

Overall, the net portfolio loan balance increased substantially during 2012. The Company recorded net portfolio loans of $653.3 million at December 31, 2012, compared with $583.8 million at December 31, 2011, an increase of $69.5 million, or 12%. The increase in net portfolio loans was primarily attributable to the $65.1 million reclassification of loans held-for-sale to secured borrowings. Absent of this reclassification, net portfolio loans increased $4.3 million or 0.74%. The increases in net portfolio loans were primarily driven by $19.1 million in net originations of commercial loans, partially offset by $9.2 million in net payoffs of construction loans. Originations in the commercial loans were diversified in amounts and geographic location, and not due to any particularly large originations or concentrations in either of our markets. Pay offs in construction loans were principally concentrated with one borrower in our local market.

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Dollars in thousands)	As of December 31,
	2012	%	2011	%	2010	%	2009	%	2008	%

Commercial	$232,276	34%	$148,095	25%	$136,727	22%	$137,988	23%	$140,927	27%
Real estate – construction loans	16,863	3%	26,064	4%	43,319	7%	61,519	10%	100,676	19%
Real estate – commercial (investor)	211,318	32%	219,864	38%	216,030	36%	209,226	34%	165,444	31%
Real estate – commercial (owner occupied)	75,085	11%	65,885	11%	68,055	11%	72,870	12%	71,953	14%
Real estate – ITIN loans	60,105	9%	64,833	11%	70,585	12%	78,439	13%	0	0%
Real estate – mortgage	18,452	3%	19,679	3%	19,299	3%	20,337	3%	21,332	4%
Real estate – equity lines	45,181	7%	44,445	7%	47,845	8%	23,530	4%	20,975	4%
Consumer	4,422	1%	5,283	1%	6,775	1%	4,991	1%	6,064	1%
Other	349	0%	224	0%	301	0%	251	0%	92	0%

Gross portfolio loans	$664,051	100%	$594,372	100%	$608,936	100%	$609,151	100%	$527,463	100%
Less:
Deferred loan fees, net	(312)		(37)		90		209		87
Allowance for loan and lease losses	11,103		10,622		12,841		11,207		8,429

Net portfolio loans	$653,260		$583,787		$596,005		$597,735		$518,947

The following table provides a breakdown of our real estate construction portfolio as of December 31, 2012:

(Dollars in thousands) Loan Type	Balance	% of gross loan portfolio
Commercial lots	$10,078	3%
Commercial real estate – construction	2,795	0%
1-4 family subdivision loans	1,788	0%
1-4 family individual residential lots	1,099	0%
1-4 family construction speculative	1,103	0%

Total real estate-construction	$16,863	3%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of December 31, 2012, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$132,096	$66,398	$33,782	$232,276
Real estate - construction loans	8,614	5,965	2,284	16,863
Real estate - commercial (investor)	27,707	73,779	109,832	211,318
Real estate - commercial (owner occupied)	5,374	12,917	56,794	75,085
Real estate - ITIN loans	0	0	60,105	60,105
Real estate - mortgage	2,895	1,604	13,953	18,452
Real estate - equity lines	2,331	4,300	38,550	45,181
Consumer	1,863	2,071	488	4,422
Other	0	349	0	349

Gross portfolio loans	$180,880	$167,383	$315,788	$664,051

Loans due after one year with:
Fixed rates		$73,052	$106,367	$179,419
Variable rates		94,331	209,421	303,752

Total		$167,383	$315,788	$483,171

Mortgage Loans

Mortgage loans are generated through the Bank’s mortgage loan early purchase program (the “program”) with its former mortgage subsidiary. Under the program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, without recourse, subject to a forward sale commitment. The former mortgage subsidiary then transfers the mortgage loans, including the Bank’s interest, to the counterparty to the forward sale commitment in the secondary mortgage market. The maximum amount the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2012 and December 31, 2011, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $65.1 million and $44.6 million, respectively; these loans were in pending sale status as of their respective reporting dates.

All mortgage loans originated through the program represent loans collateralized by 1-4 family residential real estate and are made to borrowers in good credit standing. These loans, including their respective servicing rights, are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.

Under the program, the Bank receives a purchase fee from the originator which is paid on a loan by loan basis. These fees are recorded under the caption of other noninterest income in the Consolidated Statements of Operations. In addition, the Bank recognizes interest income on the undivided ownership interest for the period encompassing origination to sale. Gains or losses on sales of mortgage loans are recognized by the former mortgage subsidiary when the loans are sold. The loans and the servicing rights are generally sold in the secondary mortgage market within seven to twenty days.

Mortgage loans purchased through the program were recorded as loans held-for-sale for all years ended prior to December 31, 2012. During 2012, pursuant to ASC 860, Transfers and Servicing, the Company reclassified mortgage loans held-for-sale to a commercial secured borrowing. Accordingly, $65.1 million in mortgage loans held-for-sale which were not included in portfolio loans as of December 31, 2011, were reclassified as a secured commercial loan, and is included in portfolio loans as of December 31, 2012.

ASSET QUALITY

Nonperforming Assets

The Company’s loan portfolio is heavily concentrated in real estate, and a significant portion of the borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate increases the risk of loss in the loan portfolio of the Company. Furthermore, declining real estate values negatively impact holdings of OREO as well.

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

We manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Our loan portfolio continues to be impacted by an anemic economic recovery, and continued weakness in our local real estate markets. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $38.6 million or 5.81% of total portfolio loans as of December 31, 2012, as compared to $21.5 million, or 3.62% of total loans, at December 31, 2011. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $41.6 million, or 4.25% of total assets as of December 31, 2012 compared with $25.2 million, or 2.68% of total assets as of December 31, 2011.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at December 31, 2012 totaled $3.1 million and consisted of sixteen properties.

The following table summarizes our nonperforming assets as of December 31 for each of the last five years:

(Dollars in thousands)	As of December 31,
Nonperforming assets
	2012	2011	2010	2009	2008

Commercial	$2,935	$49	$2,302	$237	$2,279
Real estate construction
Commercial real estate construction	0	0	100	0	9,489
Residential real estate construction	0	106	242	849	6,989

Total real estate construction	0	106	342	849	16,478
Real estate mortgage
1-4 family, closed end 1st lien	1,805	4,474	1,166	623	1,047
1-4 family revolving	0	353	97	199	350
ITIN 1-4 family loan pool	9,825	10,332	9,538	0	0

Total real estate mortgage	11,630	15,159	10,801	822	1,397
Commercial real estate	24,008	6,104	7,066	5,759	0

Total nonaccrual loans	38,573	21,418	20,511	7,667	20,154
90 days past due and still accruing	0	95	0	5,052	0

Total nonperforming loans	38,573	21,513	20,511	12,719	20,154

Other real estate owned	3,061	3,731	2,288	2,880	2,934

Total nonperforming assets	$41,634	$25,244	$22,799	$15,599	$23,088

Nonperforming loans to total loans	5.81%	3.62%	3.37%	2.09%	3.82%
Nonperforming assets to total assets	4.25%	2.68%	2.43%	1.92%	2.98%

As of December 31, 2012, nonperforming assets of $41.6 million have been written down by 22%, or $9.1 million from their original balance of $55.6 million.

The Company is continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are being performed on both our non owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing has been performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of December 31, 2012, the Company had $722 thousand in ALLL allocations against this pool or 5.83% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. The put reserve was depleted in 2011.

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

During 2010, in conjunction with settlement of the loss guarantee, $1.8 million was expensed in provisions for loan losses, and specifically allocated in the ALLL against the ITIN portfolio. Accordingly, as of December 31, 2010, the ITIN ALLL allocation represented approximately 4.05% of total outstanding principal. The gain on settlement and the increase in loan loss provisions were two separate and distinct events. However, the two events were linked because upon eliminating the irrevocable loss guarantee from the seller, an increase in the ALLL related to the ITIN loans was necessary. Immediately subsequent to the termination of the irrevocable loss guarantee, the following factors were considered in determining the specific ALLL allocation to the ITIN portfolio:

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

As of December 31, 2012, and December 31, 2011, the specific ITIN ALLL allocation represented approximately 2.52% and 2.65% of the total outstanding principal, respectively. During the Company’s regulatory examination concluded in September 2012, bank examiners concurred with management’s assessment regarding the required level of the general valuation allowance on the ITIN portfolio. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

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

•

Modified Mortgages – The re-default rate on modified ITIN loans approximates 27%, which is below the national re-default rate of 33% as reported by the Office of the Comptroller of the Currency, September 2012.

As of December 31, 2012, impaired loans totaled $47.7 million, of which $38.6 million were in nonaccrual status. Of the total impaired loans, $12.8 million or one hundred and forty-three were ITIN loans with an average balance of approximately $89 thousand. The remaining impaired loans consist of eight commercial loans, eighteen commercial real estate loans, seven residential mortgages and eight home equity loans.

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

At December 31, 2012 and December 31, 2011, impaired loans of $8.6 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2012. As of December 31, 2012, there were $8.0 million of ITINs which were classified as TDRs, of which $5.0 million were on nonaccrual status.

As of December 31, 2012, the Company had $24.7 million in TDRs compared to $31.3 million as of December 31, 2011. As of December 31, 2012, the Company had one hundred and six restructured loans that qualified as TDRs, of which eighty-six were performing according to their restructured terms. TDRs represented 3.71% of gross portfolio loans as of December 31, 2012, compared with 5.27% at December 31, 2011.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs for each of the last five years:

(Dollars in thousands)	As of December 31,
Troubled debt restructurings	2012	2011	2010	2009	2008
Accruing troubled debt restructurings
Commercial	$523	$0	$0	$0	$0
Commercial real estate:
Construction	0	0	2,804	2,219	0
Other	4,598	14,590	3,621	3,511	0
Residential:
1-4 family	2,934	2,870	6,029	0	0
Home equities	561	423	214	0	0

Total accruing troubled debt restructurings	$8,616	$17,883	$12,668	$5,730	$0

Nonaccruing troubled debt restructurings
Commercial	$50	$49	$1,618	$0	$1,122
Commercial real estate:
Construction	0	80	225	561	9,913
Other	10,658	6,105	7,066	4,376	0
Residential:
1-4 family	5,342	7,184	3,068	0	0

Total nonaccruing troubled debt restructurings	$16,050	$13,418	$11,977	$4,937	$11,035

Total troubled debt restructurings
Commercial	$573	$49	$1,618	$0	$1,122
Commercial real estate:
Construction	0	80	3,029	2,780	9,913
Other	15,256	20,695	10,687	7,887	0
Residential:
1-4 family	8,276	10,054	9,097	0	0
Home equities	561	423	214	0	0

Total troubled debt restructurings	$24,666	$31,301	$24,645	$10,667	$11,035
Percentage of gross portfolio loans	3.71%	5.27%	4.05%	1.75%	2.09%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $11.1 million and $10.6 million at December 31, 2012, and December 31, 2011, respectively. The ALLL allocation remained consistent with amounts reported as of December 31, 2011. During 2012, the provisions for loan and lease losses were $9.4 million which approximated net charge-offs for the year. Net charge-offs of $8.9 million for the year ended December 31, 2012, decreased by $2.3 million compared to the same period a year ago. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and some stabilization in the local real estate markets.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

(Dollars in thousands)
	2012	2011	2010	2009	2008
Beginning balance	$10,622	$12,841	$11,207	$8,429	$8,233
Provision for loan loss charged to expense	9,400	8,991	12,850	9,475	6,520
Loans charged off	(9,862)	(12,483)	(12,089)	(6,871)	(6,329)
Loan loss recoveries	943	1,273	873	174	5

Ending balance	$11,103	$10,622	$12,841	$11,207	$8,429

Gross portfolio loans outstanding at period end	$664,051	$594,372	$608,936	$609,151	$527,463

Ratio of allowance for loan and lease losses to total loans	1.67%	1.79%	2.11%	1.84%	1.60%
Nonaccrual loans at period end:
Commercial	$2,935	$49	$2,302	$237	$2,279
Construction	0	106	342	849	16,478
Commercial real estate	24,008	6,104	7,066	5,759	0
Residential real estate	11,630	14,806	10,704	623	1,047
Home equity	0	353	97	199	350

Total nonaccrual loans	$38,573	$21,418	$20,511	$7,667	$20,154
Accruing troubled-debt restructured loans
Commercial	$523	$0	$0	$0	$0
Construction	0	0	2,804	2,219	0
Commercial real estate	4,598	14,590	3,621	3,511	0
Residential real estate	2,934	2,870	6,243	0	0
Home equity	561	423	0	0	0

Total accruing restructured loans	$8,616	$17,883	$12,668	$5,730	$0

All other accruing impaired loans	471	472	737	0	0

Total impaired loans	$47,660	$39,773	$33,916	$13,397	$20,154

Allowance for loan and lease losses to nonaccrual loans at period end	28.78%	49.59%	62.61%	146.17%	41.82%
Nonaccrual loans to total loans	5.81%	3.60%	3.37%	1.26%	3.82%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the ALLL for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, within the preceding three years, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At December 31, 2012, the recorded investment in loans classified as impaired totaled $47.7 million, with a corresponding valuation allowance (included in the ALLL) of $2.3 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2011, the total recorded investment in impaired loans was $39.8 million, with a corresponding valuation allowance (included in the ALLL) of $2.4 million.

During 2012, charge offs were centered in owner occupied and non owner occupied commercial real estate, 1-4 family residential, and home equity loans and lines of credit. Overall, the loan portfolio showed some signs of stabilization during 2012, however there continue to be lingering weaknesses where the borrower’s business revenue is tied to real estate. Accordingly, during December of 2012, the Company reclassified loans in the amount of $7.3 million to nonaccrual status. The majority of the amounts reclassified during December were associated with two large commercial real estate borrowers whose loans were rated as substandard prior to the reclassification.

At December 31, 2012, the loan portfolio reflects a modest increase in total past due loans and net migrations to greater than 90 days past due, compared to December 31, 2011. Consequently, as of December 31, 2012 loans classified as substandard increased by $3.9 million to $51.3 million compared to the same period a year ago. Substandard loans are recorded at net realizable value based on recent appraisals. As a result, significant increases in the Company’s ALLL resulted from continued weakness in our real estate market. The commercial real estate and commercial loan portfolio’s continue to be influenced by depressed real estate values, the effects of relatively high unemployment levels, and sluggish economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. Despite the current level of charge offs, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) for each of the five years ended December 31:

(Dollars in thousands)
	2012		2011		2010		2009		2008
	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$4,168	38%	$2,773	26%	$4,185	33%	$5,306	47%	$3,249	39%
Commercial real estate:
Construction	184	2%	617	6%	$1,271	10%	1,188	11%	1,913	23%
Other	2,599	23%	3,179	30%	$2,629	20%	2,347	21%	2,225	26%
Residential:
1-4 family	2,126	19%	2,040	19%	2,930	23%	1,206	11%	—	—%
Home equities	1,209	11%	1,650	16%	1,631	13%	853	8%	692	8%
Consumer	28	0%	33	—%	46	—%	35	—%	42	—%
Unallocated	789	7%	330	3%	149	1%	272	2%	308	4%

Total allowance for loan and lease losses	$11,103	100%	$10,622	100%	$12,841	100%	$11,207	100%	$8,429	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2012, the unallocated allowance amount represented 7% of the ALLL, compared to 3% at December 31, 2011. The level in unallocated ALLL in the current year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of December 31, 2012 were $701.1 million compared to $668.3 million at December 31, 2011, an increase of $32.7 million or 5%. The increase in deposits was primarily driven by a $60.0 million increase in interest bearing demand accounts, $5.1 million increase in brokered certificates of deposits, a $20.3 million increase in the ICS brokered deposit accounts, partially offset by a $33.3 million decrease in retail certificates of deposits.

Brokered certificates of deposits totaled $29.5 million at December 31, 2012, and were structured with both fixed rate terms and adjustable rate terms, and had remaining maturities ranging from less than one month to 7.5 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in a favorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

Despite the increased competitive pressures to build deposits in light of the current economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in Note 12 Deposits in the Notes to the Consolidated Financial Statements, in this document.

The following table presents the deposit balances by major category as of December 31:

(Dollars in thousands)
	2012		2011
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$117,474	17%	$116,877	17%
Interest bearing demand	239,592	34%	179,597	27%
Savings	89,364	13%	89,012	13%
Time, $100,000 or greater	199,388	28%	214,184	32%
Time, less than $100,000	55,234	8%	68,634	11%

Total	$701,052	100%	$668,304	100%

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2012		2011		2010
	Amount	Yield	Amount	Yield	Amount	Yield
NOW accounts	$80,337	0.30%	$39,882	0.46%	$38,843	0.58%
Savings	89,789	0.44%	91,876	0.86%	76,718	1.20%
Money market accounts	123,005	0.30%	117,814	0.51%	103,140	0.72%
Certificates of deposit	285,574	1.29%	296,381	1.66%	321,051	1.92%

Interest bearing deposits	578,705	0.81%	545,953	1.19%	539,752	1.49%
Noninterest bearing deposits	115,091		100,722		92,433

Average total deposits	$693,796		$646,675		$632,185

Average other borrowings	$140,085	0.38%	$145,738	0.68%	$140,523	0.97%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2012:

Deposit Maturity Schedule

(Dollars in thousands)
2012
Maturing in:
Three months or less	$47,895
Three through six months	28,696
Six through twelve months	37,041
Over twelve months	85,756

Total	$199,388

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At December 31, 2012 and December 31, 2011, the Company’s CDARS and ICS balances totaled $43.4 million and $27.7 million, respectively. Of these totals, at December 31, 2012 and December 31, 2011, $11.7 million and $15.4 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provided for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW) through December 31, 2012. Subsequently, this provision of the Dodd-Frank Act has expired, however the maximum federal deposit insurance amount for all deposit accounts was permanently raised from the previous standard maximum amount of $100,000 to $250,000 per qualified account.

BORROWINGS

At December 31, 2012, the Bank had $13.1 million in outstanding securities sold under agreements to repurchase, and $0 outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $125.0 million at December 31, 2012. Term debt outstanding as of December 31, 2012 increased by $16.0 million compared to December 31, 2011, as a result of net FHLB advances. Advances from the FHLB amounted to 100% of the total term debt and are secured by investment securities, commercial real estate loans, and residential mortgage loans. The FHLB advances have fixed and floating contractual interest rates ranging from 0.28% to 1.46% with maturities in 2013 and 2015.

Junior Subordinate Debentures

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the “grantor trust”), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings’ junior subordinated debentures (the “trust notes”) to the public and $155 thousand common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital.

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at December 31, 2012 was 3.64%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

On July 29, 2005, Bank of Commerce Holdings (the “Company”) participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the “Trust Preferred Securities”); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the “Trust”). The Trust simultaneously issued $310 thousand common securities to the Company. The fixed rate terms expired in September 2010, and have transitioned to floating rate for the remainder of the term.

The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10.3 million of the Company’s floating rate junior subordinate notes (the “Notes”). The net proceeds to the Company from the sale of the Notes to the Trust were used by the Company for general corporate purposes, including funding the growth of the Company’s various financial services. During September 2008, an additional $1.2 million in proceeds from the issuance of the trust notes was transferred from the Holding Company to the Bank as surplus capital.

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at December 31, 2012 was 1.88%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3.0% of total deposits at December 31, 2012 and 2% at December 31, 2011. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $73.2 million as of December 31, 2012; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $28.4 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at December 31, 2012. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank paid $6.3 million in dividends to the Holding Company during the year ended December 31, 2012. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2012, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $39.7 million for the year ended December 31, 2012. The material differences between cash provided by operating activities and net income consisted of $5.4 million in cash payments for Bank Owned Life Insurance, $410.7 million in originations of 1-4 family mortgage loans held-for-sale, and $437.9 million in cash proceeds from the sale of 1-4 family mortgage loans held-for-sale. In addition, there were non-cash items including a $9.4 million provision for loan and lease losses and $874 thousand in depreciation.

Net cash of $82.8 million used in investing activities consisted principally of $112.1 million in proceeds from sale of investment securities, $24.9 million in proceeds from maturities and payments from available-for-sale investment securities, more than offset by $144.0 million in purchases of available-for-sale securities, $67.6 million in net loan originations, and $12.7 million in purchases of held-to-maturity securities.

CAPITAL RESOURCES

We use capital to fund organic growth, pay dividends and repurchase our shares. The objective of effective capital management is to produce above market long term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. Our potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt and trust notes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of December 31, 2012.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of December 31, 2012, are presented in the table.

(Dollars in thousands)
	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$125,935	13.13%	n/a	4.00%
Tier 1 Risk-Based	125,935	14.53%	n/a	4.00%
Total Risk-Based	136,777	15.78%	n/a	8.00%

The Bank
Leverage	$121,325	12.65%	5.00%	4.00%
Tier 1 Risk-Based	121,325	14.06%	6.00%	4.00%
Total Risk-Based	132,122	15.31%	10.00%	8.00%

Total shareholders’ equity at December 31, 2012 was $110.3 million, compared to shareholder’s equity of $113.6 million reported at December 31, 2011. During the year ended December 31, 2012, decreases in shareholders’ equity from the disposal of the mortgage subsidiary, common stock repurchases and unrealized losses on derivatives were partially offset by earnings.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of QSBL by the Bank. The dividend rate for subsequent dividend periods is based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rates vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of December 31, 2012 was 1%.

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

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. During 2012, the Company purchased the full amount of shares authorized under the stock repurchase plan. All shares were retired subsequent to purchase. See Note 24, Earnings Per Common Share, in the Notes to Consolidated Financial Statements in this document for detailed disclosure regarding shares repurchased.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchase.

During the year ended December 31, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2012, 2011 and 2010:

Cash dividends and Payout Ratios per Common Share

	2012	2011	2010
Dividends declared per common share	$0.12	$0.12	$0.18
Dividend payout ratio	30%	32%	51%

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

Some of our directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of business during 2012 and the Bank expects to have such transactions in the future. All loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in our opinion did not involve more than a normal risk of collectability or present other unfavorable features.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	Years Ended December 31,
	2012	2011
Balance at beginning of year	$9,419	$9,228
New loan additions	5,643	2,309
Advances on existing lines of credit	19,074	27,145
Principal repayments	(19,848)	(29,263)
Reclassification	(49)	0

Balance at end of year	$14,239	$9,419

Impact of Inflation

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2012 on the financial statements have not been material.

Off-Balance Sheet Arrangements

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for years ended December 31, 2012 and 2011, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the year ended December 31, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the year ended December 31, 2011. At December 31, 2012, approximately $2.7 million of standby letters of credit expire within one year, and $348 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $499 thousand and $499 thousand at December 31, 2012 and December 31, 2011, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the year ended December 31, 2012, the Company provided additional provisions of $150 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

Additional information regarding Off-Balance Sheet Arrangements is included in Note 19, Commitments and Contingencies in the Notes to Consolidated Financial Statements in this document.

Future Contractual Obligations

As of December 31, 2012:

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2012, and maturing as indicated:

(Dollars in thousands)	Less than One Year	1 - 3 Years	3 – 5 Years	More than 5 Years	Indeterminate Maturity (1)	Total
Deposits (1)	$146,378	$91,218	$3,271	$13,755	$446,430	$701,052
Federal Home Loan Bank borrowings	115,000	0	10,000	0	0	125,000
Preferred stock – Series B	0	0	20,000	0	0	20,000
Junior subordinated debentures (2)	0	0	0	15,465	0	15,465
Repurchase agreements	13,095	0	0	0	0	13,095
Operating lease obligations	344	812	803	1,470	0	3,429

Total	$274,817	$92,030	$34,074	$30,690	$446,430	$878,041

(1)	Represents interest bearing and noninterest bearing checking, money market, savings and time accounts.
(2)	Represents the issued amount of all junior subordinated debentures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Board of Directors has overall responsibility for our interest rate risk management policies. We have an ALCO which establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates. The internal ALCO Roundtable group maintains a net interest income forecast using different rate scenarios via a simulation model. This group updates the net interest income forecast for changing assumptions and differing outlooks based on economic and market conditions.

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

The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) re-pricing opportunities for earning assets and interest-bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Additionally, the bank uses short-term FHLB borrowings to fund the short term financing needs of our mortgage loan division. As such, we are currently considered liability sensitive in the 100bp to 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2012, indicate the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 400 basis point declines in the federal funds rate was $657,963, $979,498, $1,179,484 and $1,224,164 respectively. At December 31, 2011, the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 400 basis point decline in the federal funds rate was $448,324, $780,998, $1,024,692 and $1,063,394 respectively.

The Federal Reserve currently has the federal funds rate targeted between zero to twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2012, indicate the estimated annualized decrease in net interest income attributable to a 100, 200, 300, and 400 basis point increases in the federal funds rate was $216,398, $571,823, $1,274,764 and $3,054,883 respectively.

The model utilized by management to create the analysis described in the preceding paragraphs uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The ALCO has established a policy limitation to interest rate risk of -28% of the net interest margin and -30% of the present value of equity. The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.

The following table sets forth the most recent model results relating to the distribution of re-pricing opportunities for the Bank’s earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

(Dollars in thousands)	Gap Analysis
	Within 3 Months	3 Months to One Year	One Year to Five Years	Over Five Years	Total

Interest Earning Assets
Available-for-sale securities	$48,068	$30,827	$48,814	$69,645	$197,354
Other investments	34,284	0	7,100	24,382	65,766
Loans, gross	223,416	126,324	253,591	61,032	664,363

Total interest earning assets	$305,768	$157,151	$309,505	$155,059	$927,483

Interest Bearing Liabilities
Demand – interest bearing	$239,592	$0	$0	$0	$239,592
Savings accounts	89,364	0	0	0	89,364
Certificates of deposit	60,200	92,217	102,105	100	254,622
Other borrowings	143,560	0	10,000	0	153,560

Total interest bearing liabilities	$532,716	$92,217	$112,105	$100	$737,138

Gap in dollars	$(226,948)	$64,934	$197,400	$154,959	$190,345
Cumulative gap in dollars	$(226,948)	$(162,014)	$35,386	$190,345
As a percentage of earning assets:
Gap ratio	0.57	1.70	2.76	1,550.59	1.26
Cumulative gap ratio	0.57	0.74	1.04	1.26

Gap as % of earning assets	-24.47%	7.00%	21.28%	16.71%	20.52%
Cumulative gap as % of earning assets	-24.47%	-17.47%	3.82%	20.52%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bank of Commerce Holdings

We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Commerce Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
March 15, 2013

March 15, 2013

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

Management has assessed the Company’s internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2012. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that the Company complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2012.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Patrick J. Moty
Patrick J. Moty, President and Chief Executive Officer

/s/ Samuel D. Jimenez
Samuel D. Jimenez, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in thousands)
	2012	2011
ASSETS

Cash and due from banks	$21,756	$20,639
Interest bearing due from banks	23,312	26,676

Total cash and cash equivalents	45,068	47,315

Securities available-for-sale, at fair value	197,354	203,524
Securities held-to-maturity, at amortized cost	31,483	0
Portfolio loans	664,363	594,409
Allowance for loan and lease losses	(11,103)	(10,622)

Net loans	653,260	583,787
Mortgage loans held-for-sale, at lower of cost or fair value	0	44,517
Bank premises and equipment, net	9,736	9,306
Goodwill and other intangibles	55	138
Other real estate owned	3,061	3,731
Assets attributable to discontinued operations	0	16,453
Other assets	39,407	31,920

TOTAL ASSETS	$979,424	$940,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Demand - noninterest bearing	$117,474	$116,877
Demand - interest bearing	239,592	179,597
Savings accounts	89,364	89,012
Certificates of deposit	254,622	282,818

Total deposits	701,052	668,304

Securities sold under agreements to repurchase	13,095	13,779
Federal Home Loan Bank borrowings	125,000	109,000
Junior subordinated debentures	15,465	15,465
Liabilities attributable to discontinued operations	0	9,280
Other liabilities	14,491	11,273

Total Liabilities	869,103	827,101

COMMITMENTS AND CONTINGENICES (NOTE 19)

Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2012 and 20,000 in 2011	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 16,991,495 issued; 15,972,005 outstanding as of December 31, 2012 and 16,991,495 outstanding on December 31, 2011	38,871	43,115
Retained earnings	50,261	45,671
Accumulated other comprehensive income , net of tax	1,258	1,745

Total Equity – Bank of Commerce Holdings	110,321	110,462
Equity attributable to noncontrolling interest of discontinued operations	0	3,128

Total Stockholders’ Equity	110,321	113,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$979,424	$940,691

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

(Dollar Amounts in thousands)	2012	2011	2010
Interest income:
Interest and fees on loans	$33,148	$35,084	$37,087
Interest on tax-exempt securities	2,399	2,014	1,692
Interest on U.S. government securities	1,615	2,123	2,083
Interest on federal funds sold and securities purchased under agreement to resell	0	0	2
Interest on other securities	3,175	2,410	1,614

Total interest income	40,337	41,631	42,478

Interest expense:
Interest on demand deposits	610	787	968
Interest on savings deposits	394	792	921
Interest on certificates of deposit	3,697	4,912	6,151
Interest on securities sold under repurchase agreements	24	43	52
Interest on Federal Home loan Bank borrowings	85	579	626
Interest on other borrowings	419	363	679

Total interest expense	5,229	7,476	9,397

Net interest income	35,108	34,155	33,081
Provision for loan and lease losses	9,400	8,991	12,850

Net interest income after provision for loan and lease losses	25,708	25,164	20,231

Noninterest income:
Service charges on deposit accounts	188	192	260
Payroll and benefit processing fees	538	458	448
Earnings on cash surrender value – Bank owned life insurance	470	465	438
Gain (loss) on investment securities, net	3,822	1,550	1,981
Gain on settlement of put reserve	0	0	1,750
Merchant credit card service income, net	144	376	235
Other income	1,431	850	874

Total noninterest income	6,593	3,891	5,986

Noninterest expense:
Salaries and related benefits	11,030	9,957	8,865
Occupancy and equipment expense	2,058	2,009	2,273
Write down of other real estate owned	425	557	1,571
Federal Deposit Insurance Corporation insurance premium	820	1,319	1,016
Data processing fees	421	389	270
Professional service fees	1,078	1,016	1,289
Deferred compensation expense	594	533	493
Other expenses	5,206	4,147	2,912

Total noninterest expense	21,632	19,927	18,689

Income from continuing operations before provision for income taxes	10,669	9,128	7,528
Provision for income taxes	3,109	2,444	2,043

Net Income from continuing operations	$7,560	$6,684	$5,485

Discontinued Operations:
Income from discontinued operations	$535	$1,512	$2,105
Income tax expense associated with income from discontinued operations	331	392	1,116

Net income from discontinued operations	204	1,120	989

Less: Income from discontinued operations attributable to noncontrolling interest	348	549	254

Net (Loss) income from discontinued operations attributable to controlling interest	(144)	571	735

Net income attributable to Bank of Commerce Holdings	7,416	7,255	6,220

Less: Preferred dividends and accretion on preferred stock	880	943	940
Income available to common shareholders	6,536	6,312	5,280

Basic earnings per share attributable to continuing operations	$0.41	$0.34	$0.30
Basic earnings per share attributable to discontinued operations	$(0.01)	$0.03	$0.05
Average basic shares	16,344	16,991	14,951
Diluted earnings per share attributable to continuing operations	$0.41	$0.34	$0.30
Diluted earnings per share attributable to discontinued operations	$(0.01)	$0.03	$0.05
Average diluted shares	16,344	16,991	14,951

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net income from continuing operations	$7,560	$6,684	$5,485
Available-for-sale securities:
Unrealized gains (losses) arising during the period	6,045	6,130	(2,342)
Available-for-sale reclassification to held-to-maturity (net of tax expenses of $345)	(494)	0	0
Reclassification adjustments for net gains realized in earnings (net of tax expense of $1,573, $562 and $815 for 2012, 2011 and 2010, respectively)	(2,249)	(804)	(1,166)
Income tax (expense) benefit related to unrealized (gains) losses	(2,488)	(2,521)	964

Net change in unrealized gains (losses)	814	2,805	(2,544)
Held-to-maturity securities:
Held-to-maturity reclassification from available-for-sale (net of tax expense of $345)	494	0	0
Accretion of held-to-maturity securities from other comprehensive income to interest income (net of tax expense of $27)	(38)	0	0

Net change in unrealized gains	456	0	0
Derivatives:
Unrealized (losses) gains arising during the period	(2,489)	(938)	2,340
Reclassification adjustments for net gains realized in earnings (net of tax expense of $208)	(292)	0	0
Income tax benefit (expense) related to unrealized losses (gains)	1,024	387	(963)

Net change in unrealized (losses) gains	(1,757)	(551)	1,377

Other comprehensive (loss) income, net of tax	(487)	2,254	(1,167)

Total comprehensive income	7,073	8,938	4,318
Income from discontinued operations	535	1,512	2,105
Income tax expense from discontinued operations	331	392	1,116
Less: Net income from discontinued operations attributable to noncontrolling interest	348	549	254

Comprehensive income – Bank of Commerce Holdings	$6,929	$9,509	$5,053

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2010	$16,641	$449	8,711	$9,730	$39,004	$658	$66,482	$2,325	$68,807
Net Income from continuing operations					5,485		5,485		5,485
Net Income from discontinued operations					989		989		989
Less: Income from noncontrolling interests of discontinued operations, net of tax					(254)		(254)	254	0
Other comprehensive income, net of tax						(1,167)	(1,167)		(1,167)

Comprehensive income							5,053		5,307
Accretion on Series A preferred stock	90				(90)		0		0
Preferred stock dividend					(850)		(850)		(850)
Common cash dividend ($0.18 per share)					(2,562)		(2,562)		(2,562)
Compensation expense associated with stock options				54			54		54
Issuance of common stock, net of issuance costs ($4.25 per share)			8,280	32,971			32,971		32,971

Balance at December 31, 2010	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727

BALANCE AT JANUARY 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income from continuing operations					6,684		6,684		6,684
Net Income from discontinued operations					1,120		1,120		1,120
Less: Income from noncontrolling interests of discontinued operations, net of tax					(549)		(549)	549	0
Other comprehensive income, net of tax						2,254	2,254		2,254

Comprehensive income							9,509		10,058
Redemption Series A preferred stock	(17,000)						(17,000)		(17,000)
Accretion on Series A preferred stock	269				(269)		0		0
Issuance of Series B preferred stock, net	19,931						19,931		19,931
Preferred stock dividend					(998)		(998)		(998)
Common stock warrants repurchased and retired		(449)		324			(125)		(125)
Common cash dividend ($0.12 per share)					(2,039)		(2,039)		(2,039)
Compensation expense associated with stock options				36			36		36

Balance at December 31, 2011	$19,931	$0	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590

BALANCE AT JANUARY 1, 2012	$19,931	$0	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income from continuing operations					7,560		7,560		7,560
Net Income from discontinued operations					204		204		204
Less: Income from noncontrolling interests of discontinued operations, net of tax					(348)		(348)	348	0
Other comprehensive income, net of tax						(487)	(487)		(487)

Comprehensive income							6,929		7,277
Disposition of noncontrolling interest								(3,476)	(3,476)
Preferred stock dividend					(880)		(880)		(880)
Repurchase of common stock			(1,019)	(4,305)			(4,305)		(4,305)
Common cash dividend ($0.12 per share)					(1,946)		(1,946)		(1,946)
Compensation expense associated with stock options				61			61		61

Balance at December 31, 2012	$19,931	$0	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$7,560	$6,684	$5,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,400	8,991	12,850
Provision for unfunded commitments	150	0	0
Provision for depreciation and amortization	874	833	895
Goodwill impairment	0	0	32
Compensation expense associated with stock options	61	36	54
Gross proceeds from sales of loans held-for-sale, carried at cost	437,940	360,336	458,234
Gross originations of loans held-for-sale, carried at cost	(410,699)	(375,586)	(468,272)
Gain on sale of securities available-for-sale	(3,822)	(1,550)	(1,981)
Amortization of investment premiums and accretion of discounts, net	321	1,290	492
Amortization of held-to-maturity fair value adjustments	(65)	0	0
Gain on settlement of put reserve	—	—	(1,750)
Loss on sale of other real estate owned	1,096	662	126
Write down of other real estate owned	425	557	1,571
Loss (gain) on sale of fixed assets	4	2	(1)
(Increase) decrease in deferred income tax (benefit) expense	(2,143)	729	(1,538)
Increase in cash surrender value of bank owned life policies	(5,384)	(772)	(372)
( Increase) decrease in other assets	(495)	3,547	(2,408)
Increase in deferred compensation	566	518	433
Increase in deferred loan fees	(275)	(127)	(119)
Increase in other liabilities	120	95	1,887
Decrease (increase) in assets from discontinued operations	16,453	(5,387)	(7,792)
(Decrease) increase in liabilities and equity from discontinued operations	(12,408)	5,387	7,792

Net cash provided by operating activities	39,679	6,245	5,618

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	24,907	36,776	58,978
Proceeds from sale of available-for-sale securities	112,149	104,276	79,680
Purchases of available-for-sale securities	(143,990)	(150,311)	(250,665)
Purchases of held-to-maturity securities	(12,653)	0	0
Purchases of home equity loan portfolio	0	0	(14,801)
Loan originations, net of principal repayments	(67,560)	(1,680)	(759)
Purchase of premises and equipment, net	(1,313)	(586)	(584)
Proceeds on sale of fixed assets	0	0	1
Proceeds from the sale of other real estate owned	5,387	2,371	3,454
Proceeds from the termination of interest rate swaps	0	3,000	—
Proceeds from sale of mortgage subsidiary	321	0	0

Net cash used in investing activities	(82,752)	(6,154)	(124,696)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	60,944	46,025	38,974
Net decrease in certificates of deposit	(28,196)	(29,296)	(30,022)
Net (decrease) increase in securities sold under agreements to repurchase	(684)	231	3,927
Advances on term debt	659,000	636,000	752,000
Repayment of term debt	(643,000)	(668,000)	(681,000)
Repurchase of common stock	(4,305)	0	0
Cash dividends paid on common stock	(1,988)	(2,039)	(2,575)
Cash dividends paid on preferred stock	(945)	(737)	(850)
Net proceeds from the issuance of Series B, preferred stock	0	2,931	0
Net proceeds from the issuance of common stock	0	0	32,971
Repurchase of common stock warrants	0	(125)	—

Net cash provided by (used in) financing activities	40,826	(15,010)	113,425

Net (decrease) cash and cash equivalents	(2,247)	(14,919)	(5,653)
Cash and cash equivalents at beginning of year	47,315	62,234	67,887

Cash and cash equivalents at end of year	$45,068	$47,315	$62,234

See accompanying notes to financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)	2012	2011	2010
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$5,563	$3,366	$3,711
Interest	$6,368	$8,698	$9,505
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$6,238	$5,033	$4,559

Changes in unrealized gain (loss) on investment securities available-for-sale	$1,586	$4,767	$(4,323)
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(653)	(1,962)	1,779

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$933	$2,805	$(2,544)

Changes in unrealized (loss) gain on derivatives	$(2,489)	$(938)	$2,340
Changes in deferred tax asset related to changes in unrealized loss on derivatives	1,024	387	(963)

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(1,465)	$(551)	$1,377

Reclassification of earnings from gains on derivatives	$(500)	$0	$0
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	208	0	0

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(292)	$0	$0

Reclassifications of fair value adjustment to investment securities held-to-maturities	$839	$0	$0
Accretion of held-to-maturity from other comprehensive income to interest income	(65)	0	0
Changes in deferred tax related to accretion of held-to-maturity investment securities	27	0	0
Changes in deferred tax asset related to reclassification of fair value adjustment to investment securities held-to-maturity	(345)	0	0

Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	$456	$0	$0

Supplemental disclosures on non cash financing activities:
Accretion of preferred stock, Series A	$0	$269	$90
Redemption of preferred stock, Series A	$0	$(17,000)	$0
Issuance of preferred stock, Series B	$0	$19,931	$0
Reclassification of securities available-for-sale to held-to-maturity	$18,797	$0	$0

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (BHC) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce and Roseville Bank of Commerce, a division of Redding Bank of Commerce (the “Bank”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Financial Institutions (CDFI) and the Federal Deposit Insurance Corporation (FDIC). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding, and Roseville, California.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, and Tehama, California. The Company considers Northern California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest bearing NOW, savings and money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services, electronic banking activities, and payroll processing. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including SBA loans, payroll and accounting packages, benefit administration and billing programs. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

During the period of May 2009 through June 2012, the Holding Company owned a controlling interest in a full service mortgage company (Bank of Commerce Mortgage). On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. See Note 9 Discontinued Operations in the Notes to Consolidated Financial Statements in this document, for further details relating to the sale of the mortgage subsidiary.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), the valuation of other real estate owned (OREO), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. As indicated in Note 9, Discontinued Operations, the Company’s results discussed in the consolidated financial statements reflect continuing operations unless otherwise noted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2012, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security.

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $35 thousand at the time of transfer. The net unrealized gain of $839 thousand which is recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the year ended December 31, 2011.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the years ended December 31, 2012, 2011, and 2010, the Company did not recognize impairment losses.

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

One exception to the 90 days past due policy for nonaccruals is the Bank’s pool of home equity loans and lines purchased from a private equity firm. Regarding this specific loan pool, the Bank will charge off any loans that are more than 90 days past due. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual. Management believes that at the time these loans become 90 days past due, it is likely that the Company will not collect the remaining principal balance on the loan.

Allowance for Loan and Lease Losses – The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 8, where a higher rating represents higher risk. The 8 risk rating categories are a primary factor in determining an appropriate amount for the ALLL. The Bank’s Chief Credit Officer (CCO) whom is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The CCO reviews and approves loans and leases recommended for impaired status. The CCO also approves removing loans and leases from impaired status.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the ALLL provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the CCO whom reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize this impairment reserve as a specific component to be provided for in the ALLL or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated ALLL.

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

As adjustments become necessary, they are reported in earnings in the periods in which they become known as a change in the provision for loan and lease losses and a corresponding charge to the allowance. Loans, or portions thereof, deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged-off, are added to the allowance.

The adequacy of the ALLL is monitored on a regular basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ALLL was adequate as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review. Approximately 65% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The sluggish U.S. economy, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio, and have led to an increase in nonperforming loans, charge-offs, and the ALLL. A continued deterioration or prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Mortgages Loans Held-for-Sale – Mortgage loans are generated through the Bank’s mortgage loan early purchase program (the “program”) with its former mortgage subsidiary. Under the program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, with recourse subject to a forward sales commitment. The former mortgage subsidiary then transfers the mortgage loans, including the Bank’s interest, to the counterparty to the forward sale commitment in the secondary mortgage market. The recourse provisions include provisions that allow the Bank to sell back mortgage loans to the former mortgage subsidiary that are determined defective by the take out investor, those that go into payment default within the first two payments, or loans with insufficient documentation. The maximum amount the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2012 and December 31, 2011, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $65.1 million and $44.6 million, respectively; these loans were in pending sale status as of their respective reporting dates.

All mortgage loans originated through the program represent loans collateralized by 1-4 family residential real estate and are made to borrowers in good credit standing. These loans, including their respective servicing rights, are typically sold to primary mortgage market aggregators (Fannie Mae (FNMA), Freddie Mac (FHLMC), and Ginnie Mae (GNMA)) and to third party investors. Accordingly, there are no separately recognized servicing assets or liabilities resulting from the sale of mortgage loans.

Under the program, the Bank receives a purchase fee from the originator which is paid on a loan by loan basis. These fees are recorded under the caption of other noninterest income in the Consolidated Statements of Operations. In addition, the Bank recognizes interest income on the undivided ownership interest for the period encompassing origination to sale. Gains or losses on sales of mortgage loans are recognized by the former mortgage subsidiary when the loans are sold. The loans and the servicing rights are generally sold in the secondary mortgage market within seven to twenty days. At December 31, 2012, mortgage loans originated through the program are accounted for as secured borrowings which are included in commercial loan balances for reporting purposes. In contrast at December 31, 2011, loans purchased through the program were accounted for as loans held-for-sale and recorded at lower of cost or market.

Property and Equipment – Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss are recorded in other noninterest income or noninterest expense in the Consolidated Statements of Operations, respectively.

Identified Intangible Assets – Identified intangible assets with estimable lives are amortized in a pattern consistent with the assets’ identifiable cash flows or using a straight-line method over their remaining estimated benefit periods if the pattern of cash flows is not estimable. Intangible assets with estimable lives are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Subsequent valuation adjustments are recognized under the caption write down of other real estate owned in the Consolidated Statements of Operations. Revenue and expenses incurred from OREO property management are recorded in other noninterest income or noninterest expense, in the Consolidated Statements of Operations, respectively. In some instances, the Bank may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

Derivative Financial Instruments and Hedging Activities – The Company uses derivative instruments for risk management purposes. Presently, all of the Company’s derivative instruments are designated in qualifying hedge accounting relationships, however at certain times, the Company has maintained derivative instruments that have not qualified for hedge accounting or were not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we generally report derivative financial instruments in the Consolidated Balance Sheets on a gross basis. However, in certain instances we report our position on a net basis where we have asset and liability derivative positions with a single counterparty, we have a legally enforceable right of offset, and we intend to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 20, Derivatives in these Notes to Consolidated Financial Statements.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as hedges under GAAP are reported in current period earnings.

Discontinued Operations – The results of discontinued operations, less applicable income taxes, are reported as a separate component of income in the Consolidated Statements of Operations. Gains or losses recognized on the disposal are disclosed in Note 9, Discontinued Operations in these Notes to Consolidated Financial Statements. Adjustments to amounts previously reported in discontinued operations that are directly related to the disposal of a component of an entity in a prior period would be classified separately in the current period in discontinued operations. In addition, the nature and amount of such adjustments would be disclosed. The assets and liabilities of discontinued operations are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. For fiscal year 2011, the Company identified two primary business segments; Commercial Banking and Mortgage Brokerage Services. During 2012, the Company disposed of the Mortgage Brokerage Services segment. See Note 9, Discontinued Operations, in these Notes to the Consolidated Financial Statements for further disclosures on the sale of the mortgage subsidiary. Accordingly, as of December 31, 2012, the Company operated under one primary business segment: Commercial Banking.

Share Based Payments – The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock to eligible employees and directors. The 2010 Equity Incentive Plan (“the Plan”) was approved by the Company’s shareholders on May 15, 2010. A total of 620 thousand shares of the Company’s common stock were reserved for grant under the Plan. At December 31, 2011, 438 thousand shares were available for future grants under the Plan.

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

The total intrinsic value, which is the amount by which the stock price exceeded the exercise price, of options exercised during the years ended December 31, 2012, 2011, and 2010 were $114 thousand, $0 and $0, respectively.

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

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Volatility	26.42%	0%	58.53%
Risk free interest rate	.84%	0%	1.18%
Expected dividends	$0.12	$0	$0.21
Annual dividend rate	2.96%	0%	5.80%
Assumed forfeiture rate	0	0	0
Expected Life	7	0	7

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Earnings per Share

Earnings per share (EPS) is an important measure of the Company’s performance for investors and other users of financial statements. Certain securities, such as convertible bonds, preferred stock, and stock options, permit the holders to become common stockholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of EPS figures inherent in the Company’s capital structure, we are required to present a dual presentation of EPS - basic EPS and diluted EPS.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on EPS.

The Company presents both basic and diluted EPS from continuing operations and discontinued operations on the face of the Consolidated Statements of Operations. In addition, detailed presentation of the EPS calculation is provided in Note 24, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

Advertising Costs – For the years ended December 31, 2012, 2011, and 2010, advertising costs from continuing operations were $157 thousand, $140 thousand, and $124 thousand respectively. Advertising costs were expensed as incurred.

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

At the settlement date the mortgage home equity loan pool consisted of 562 loans with an average principal balance of approximately $39.2 thousand, a weighted average credit score of 744, a weighted average loan-to-value of 86%, and a weighted average yield of 8%. Fifty-one percent of the mortgage home equity loan pool is located in the state of Michigan; the remaining balance is geographically disbursed throughout the United States.

The Company services for others, SBA loans that were sold with aggregate principal balances of $381 thousand and $466 thousand as of December 31, 2012 and December 31, 2011, respectively. In addition, the Company services for others, a pool of home equity loans with a principal balance of $1.1 million and $1.2 million at December 31, 2012 and December 31, 2011, respectively.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

FASB ASU No. 2012-06, Business Combinations (Topic 805) Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The Update clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment.

With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with two primary correspondents, which totaled $550 thousand at December 31, 2012, and $550 thousand at December 31, 2011. The Company did not maintain any unguaranteed balances at correspondent banks as of December 31, 2012 and 2011.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2012, and December 31, 2011:

(Dollars in thousands)	As of December 31, 2012
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$2,970	$0	$(24)	$2,946
Obligations of state and political subdivisions	56,802	1,797	(115)	58,484
Residential mortgage backed securities and collateralized mortgage obligations	51,177	670	(317)	51,530
Corporate securities	60,516	1,358	(318)	61,556
Other asset backed securities	22,958	271	(391)	22,838

Total	$194,423	$4,096	$(1,165)	$197,354

Held-to-maturity securities
Obligations of state and political subdivisions	$31,483	$60	$(50)	$31,493

(Dollars in thousands)	As of December 31, 2011
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of state and political subdivisions	$74,444	$2,929	$(47)	$77,326
Residential mortgage backed securities and collateralized mortgage obligations	60,160	669	(219)	60,610
Corporate securities	42,525	102	(1,807)	40,820
Other asset backed securities	24,850	65	(147)	24,768

Total	$201,979	$3,765	$(2,220)	$203,524

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2012, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$62	$63	$0	$0
One year through five years	82,427	83,982	370	370
Five years through ten years	52,371	52,933	9,787	9,776
After ten years	59,563	60,376	21,326	21,347

	$194,423	$197,354	$31,483	$31,493

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company held $53.3 million in securities with safekeeping institutions for pledging purposes. Of this amount, $33.3 million were pledged as of December 31, 2012. The following table presents the fair market value of the securities pledged, segregated by purpose, as of December 31, 2012:

Amount
Public funds collateral	$14,431
Collateralized repurchase agreements	13,095
Federal Home Loan Bank borrowings	0
Interest rate swap contracts	5,749

Total pledged securities	$33,275

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	For years ended December 31,
	2012	2011	2010
Proceeds from sales of securities	$112,149	$104,276	$79,680

Gross realized gains on sales of securities:
U.S. Treasury and agencies	$0	$165	$122
Obligations of state and political subdivisions	2,710	527	335
Residential mortgage backed securities and collateralized mortgage obligations	594	713	1,336
Corporate securities	464	204	0
Other asset backed securities	238	0	200

Total gross realized gains on sales of securities	$4,006	$1,609	$1,993

Gross realized losses on sales of securities
U.S. Treasury and agencies	$0	$(5)	$(12)
Obligations of state and political subdivisions	0	(4)	0
Residential mortgage backed securities and collateralized mortgage obligations	(158)	(32)	0
Corporate securities	(16)	(12)	0
Other asset backed securities	(10)	(6)	0

Total gross realized losses on sales of securities	$(184)	$(59)	$(12)

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2012, and December 31, 2011. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of December 31, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$2,947	$(24)	$0	$0	$2,947	$(24)
Obligations of states and political subdivisions	8,443	(109)	166	(6)	8,609	(115)
Residential mortgage backed securities and collateralized mortgage obligations	14,367	(288)	1,662	(29)	16,029	(317)
Corporate securities	16,036	(85)	6,762	(233)	22,798	(318)
Other asset backed securities	9,626	(242)	1,419	(149)	11,045	(391)

Total temporarily impaired securities	$51,419	$(748)	$10,009	$(417)	$61,428	$(1,165)

Held-to-maturity securities
Obligations of states and political subdivisions	$11,154	$(50)	$0	$0	$11,154	$(50)

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2011
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$5,456	$(44)	$362	$(3)	$5,818	$(47)
Residential mortgage backed securities and collateralized mortgage obligations	19,106	(216)	1,252	(3)	20,358	(219)
Corporate securities	32,514	(1,634)	1,820	(173)	34,334	(1,807)
Other asset backed securities	16,240	(139)	2,304	(8)	18,544	(147)

Total temporarily impaired securities	$73,316	$(2,033)	$5,738	$(187)	$79,054	$(2,220)

At December 31, 2012 and December 31, 2011, 82 and 68 securities were in an unrealized loss position, respectively.

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

The majority of the available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2012, were issued by private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2012, and December 31, 2011:

(Dollars in thousands)	For the years ended December 31,
	2012	2011
Commercial	$232,276	$148,095
Real estate – construction loans	16,863	26,064
Real estate – commercial (investor)	211,318	219,864
Real estate – commercial (owner occupied)	75,085	65,885
Real estate – ITIN loans	60,105	64,833
Real estate – mortgage	18,452	19,679
Real estate – equity lines	45,181	44,445
Consumer	4,422	5,283
Other	349	224

Gross portfolio loans	$664,051	$594,372
Less:
Deferred loan fees, net	(312)	(37)
Allowance for loan and lease losses	11,103	10,622

Net portfolio loans	$653,260	$583,787

Gross loan balances in the table above include net premiums of $24 thousand and net discounts of $87 thousand as of December 31, 2012, and December 31, 2011, respectively.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Age analysis of past due loans, segregated by class of loans, as of December 31, 2012, and December 31, 2011, were as follows:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial	$312	$59	$0	$371	$231,905	$232,276	$0
Commercial real estate:
Construction	0	0	0	0	16,863	16,863	0
Other	1,265	2,326	8,343	11,934	274,469	286,403	0
Residential:
1-4 family	2,758	1,460	5,019	9,237	69,320	78,557	0
Home equities	126	23	0	149	45,032	45,181	0
Consumer	0	0	0	0	4,771	4,771	0

Total	$4,461	$3,868	$13,362	$21,691	$642,360	$664,051	$0

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2011
Commercial	$1,522	$0	$49	$1,571	$146,524	$148,095	$0
Commercial real estate:
Construction	0	0	26	26	26,038	26,064	0
Other	4,165	0	3,688	7,853	277,896	285,749	0
Residential:
1-4 family	4,016	1,148	5,540	10,704	73,808	84,512	75
Home equities	281	68	373	722	43,723	44,445	20
Consumer	5	0	0	5	5,502	5,507	0

Total	$9,989	$1,216	$9,676	$20,881	$573,491	$594,372	$95

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of December 31, 2012, and December 31, 2011:

(Dollars in thousands)	As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$109	$109	$0
Commercial real estate:
Other	24,479	29,558	0
Residential:
1-4 family	5,809	8,630	0

Total with no related allowance recorded	$30,397	$38,297	$0
With an allowance recorded:
Commercial	$3,349	$3,370	$1,051
Commercial real estate:
Other	4,598	4,598	194
Residential:
1-4 family	8,755	9,603	980
Home equities	561	561	76

Total with an allowance recorded	$17,263	$18,132	$2,301
Subtotal:
Commercial	$3,458	$3,479	$1,051
Commercial real estate	$29,077	$34,156	$194
Residential	$15,125	$18,794	$1,056

Total impaired loans	$47,660	$56,429	$2,301

(Dollars in thousands)	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Construction	$106	$151	$0
Other	4,488	7,500	0
Residential:
1-4 family	8,204	11,745	0
Home equities	353	548	0

Total with no related allowance recorded	$13,151	$19,944	$0
With an allowance recorded:
Commercial	$49	$49	$7
Commercial real estate:
Other	16,679	16,679	1,218
Residential:
1-4 family	9,471	10,106	1,119
Home equities	423	423	46

Total with an allowance recorded	$26,622	$27,257	$2,390
Subtotal:
Commercial	$49	$49	$7
Commercial real estate	$21,273	$24,330	$1,218
Residential	$18,451	$22,822	$1,165
Total impaired loans	$39,773	$47,201	$2,390

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $759 thousand, $354 thousand, and $501 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	For the years ended December 31,
	2012	2011
Commercial	$2,935	$49
Commercial real estate:
Construction	0	106
Other	24,008	6,104
Residential:
1-4 family	11,630	14,806
Home equities	0	353

Total	$38,573	$21,418

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	2012		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$1,211	$7	$1,184	$1	$2,977	$0
Commercial real estate:
Construction	82	0	1,087	3	4,376	76
Other	22,486	385	17,181	347	10,865	37
Residential:
1-4 family	16,036	75	17,778	163	12,955	108
Home equities	678	15	1,262	67	236	0

Total	$40,493	$482	$38,492	$581	$31,409	$221

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present the period ending balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	For the year ended December 31, 2012
	Rate	Rate & Maturity	Rate & Payment Deferral	Maturity	Payment Deferral	Total
Commercial	$0	$17	$0	$104	$453	$574
Commercial real estate:
Other	0	740	0	2,838	1,131	4,709
Residential:
1-4 family	1,622	0	367	0	0	1,989
Home equities	55	209	0	0	0	264

Total	$1,677	$966	$367	$2,942	$1,584	$7,536

(Dollars in thousands)	For the year ended December 31, 2011
	Rate	Rate & Maturity	Rate & Payment Deferral	Maturity	Payment Deferral	Total
Commercial	$5,329	$0	$0	$0	$49	$5,378
Commercial real estate:
Other	6,206	0	0	0	2,088	8,294
Residential:
1-4 family	4,223	43	0	0	0	4,266
Home equities	297	0	0	0	0	297

Total	$16,055	$43	$0	$0	$2,137	$18,235

(Dollars in thousands)	For the year ended December 31, 2010
	Rate	Rate & Maturity	Rate & Payment Deferral	Maturity	Payment Deferral	Total
Commercial	$1,618	$0	$0	$0	$0	$1,618
Commercial real estate:
Construction	810	0	0	0	0	810
Other	4,987	0	0	0	0	4,987
Residential:
1-4 family	7,272	517	1,345	0	0	9,134
Home equities	214	0	0	0	0	214

Total	$14,901	$517	$1,345	$0	$0	$16,763

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$579	$579
Commercial real estate:
Other	4	4,968	4,968
Residential:
1-4 family	18	1,974	2,020
Home equities	4	261	268

Total	30	$7,782	$7,835

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$5,390	$5,390
Commercial real estate:
Other	5	8,309	8,309
Residential:
1-4 family	44	4,792	4,799
Home equities	5	299	303

Total	56	$18,790	$18,801

(Dollars in thousands)	2010
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$3,562	$3,562
Commercial real estate:
Construction	5	931	931
Other	9	5,994	5,994
Residential:
1-4 family	69	9,379	9,379
Home equities	4	215	215

Total	89	$20,081	$20,081

At December 31, 2012 and December 31, 2011, impaired loans of $7.7 million and $17.9 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had did not have any obligations to lend additional funds on the restructured loans as of December 31, 2012 and December 2011, respectively.

As of December 31, 2012, the Company had $24.7 million in TDRs compared to $31.3 million as of December 31, 2011. As of December 31, 2012, the Company had one hundred and six restructured loans that qualified as TDRs, of which eighty-six were performing according to their restructured terms. TDRs represented 3.71% of gross portfolio loans as of December 31, 2012, compared with 5.27% at December 31, 2011.

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2012, 2011 and 2010, respectively:

(Dollars in thousands)	2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial real estate:
Other	1	$1,000
Residential:
1-4 family	6	677

Total	7	$1,677

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment
Residential:
1-4 family	5	$438
Home equities	1	39

Total	6	$477

(Dollars in thousands)	2010
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment
Residential:
1-4 family	10	$811

Total	10	$811

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	December 31, 2012
	Performing	Nonperforming	Total
Commercial	$229,341	$2,935	$232,276
Commercial real estate:
Construction	16,863	0	16,863
Other	262,395	24,008	286,403
Residential:
1-4 family	66,927	11,630	78,557
Home equities	45,181	0	45,181
Consumer	4,771	0	4,771

Total	$625,478	$38,573	$664,051

(Dollars in thousands)	December 31, 2011
	Performing	Nonperforming	Total
Commercial	$148,046	$49	$148,095
Commercial real estate:
Construction	25,958	106	26,064
Other	279,645	6,104	285,749
Residential:
1-4 family	69,631	14,881	84,512
Home equities	44,072	373	44,445
Consumer	5,507	0	5,507

Total	$572,859	$21,513	$594,372

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of December 31, 2012, and December 31, 2011:

(Dollars in thousands)	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$203,280	$16,330	$6,850	$5,816	$0	$232,276
Commercial real estate:
Construction	16,790	73	0	0	0	16,863
Other	225,772	30,421	897	29,313	0	286,403
Residential:
1-4 family	62,356	1,180	457	14,564	0	78,557
Home equities	40,935	2,666	0	1,580	0	45,181
Consumer	4,376	354	0	41	0	4,771

Total	$553,509	$51,024	$8,204	$51,314	$0	$664,051

(Dollars in thousands)	December 31, 2011
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$127,454	$10,186	$4,351	$6,104	$0	$148,095
Commercial real estate:
Construction	16,450	9,508	0	106	0	26,064
Other	229,581	26,572	7,854	21,742	0	285,749
Residential:
1-4 family	65,987	851	0	17,674	0	84,512
Home equities	39,764	2,923	0	1,758	0	44,445
Consumer	4,766	669	0	72	0	5,507

Total	$484,002	$50,709	$12,205	$47,456	$0	$594,372

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of December 31, 2012, and December 31, 2011:

(Dollars in thousands)	As of December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(604)	(6,541)	(5)	(2,712)	0	(9,862)
Recoveries	118	13	2	810	0	943
Provision	1,881	5,515	(2)	1,547	459	9,400

Ending balance	$4,168	$2,783	$28	$3,335	$789	$11,103

Ending balance: individually evaluated for impairment	$1,051	$194	$0	$1,056	$0	$2,301
Ending balance: collectively evaluated for impairment	$3,117	$2,589	$28	$2,279	$789	$8,802
Financing receivables
Ending balance	$232,276	$303,266	$4,771	$123,738	$0	$664,051
Ending balance individually evaluated for impairment	$3,458	$29,077	$0	$15,125	$0	$47,660
Ending balance collectively evaluated for impairment	$228,818	$274,189	$4,771	$108,613	$0	$616,391

(Dollars in thousands)	As of December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,185	$3,900	$46	$4,561	$149	$12,841
Charge offs	(2,980)	(5,228)	(46)	(4,229)	0	(12,483)
Recoveries	94	100	4	1,075	0	1,273
Provision	1,474	5,024	29	2,283	181	8,991

Ending balance	$2,773	$3,796	$33	$3,690	$330	$10,622

Ending balance: individually evaluated for impairment	$7	$1,218	$0	$1,165	$0	$2,390
Ending balance: collectively evaluated for impairment	$2,766	$2,578	$33	$2,525	$330	$8,232
Financing receivables:
Ending balance	$148,095	$311,813	$5,507	$128,957	$0	$594,372
Ending balance individually evaluated for impairment	$49	$21,273	$0	$18,451	$0	$39,773
Ending balance collectively evaluated for impairment	$148,046	$290,540	$5,507	$110,506	$0	$554,599

The ALLL totaled $11.1 million or 1.67% of total portfolio loans at December 31, 2012 and $10.6 million or 1.82% at December 31, 2011. The related allowance allocation for the Individual Tax Identification Number (ITIN) portfolio which is included in the residential classification was $1.5 million and $1.7 million at December 31, 2012, and December 31, 2011, respectively. In addition, as of December 31, 2012, the Company had $144.3 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $499 thousand in other liabilities in the Consolidated Balance Sheets.

During 2012, pursuant to ASC 860, Transfers and Servicing, the Company reclassified mortgage loans held-for-sale to secured borrowings. Accordingly, $65.1 million in loans held-for-sale which were not included in portfolio loans as of December 31, 2011, were reclassified as a secured commercial loan, and is included in portfolio loan balances at December 31, 2012. Furthermore, management determined that no additional allowance reserves were necessary due to the short term nature of the agreement, and insignificant loss histories of mortgage loans held-for-sale. Consequently, the ALLL to total loans ratio reported at December 31, 2012, decreased significantly compared to the reported ratio at December 31, 2011. Absent the reclassification, the ALLL to total portfolio loans would have been 1.85% at December 31, 2012.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Management believes that the ALLL was adequately funded as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

Approximately 65% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the allowance for loan and leases losses for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, within the preceding three years, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2012, the unallocated allowance amount represented 7% of the ALLL, compared to 3% at December 31, 2011. The level in unallocated ALLL in the current year reflects management’s evaluation of the existing general business and economic conditions, and declining credit quality and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

Most commercial loans are generally secured by the assets being financed and other business assets such as accounts receivable or inventory. Management may also incorporate a personal guarantee; however, some short term loans may be extended on an unsecured basis. Repayment of commercial loans secured by accounts receivable may be substantially dependent on the ability of the borrower to collect amounts due from its customers. In addition, the Company maintains a commercial loan with its former mortgage subsidiary in which mortgage loans are pledged as collateral.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NOTE 6. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011

Land	$1,768	$1,508
Land improvements	195	195
Bank buildings	8,395	8,393
Furniture, fixtures and equipment	7,330	6,842
Construction in progress	411	113

Total premises and equipment	18,099	17,051
Less: Accumulated depreciation and amortization	(8,363)	(7,745)

Premises and equipment, net	$9,736	$9,306

The Company records depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $874 thousand, $833 thousand, and $895 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The Holding Company’s subsidiaries have entered into a number of non-cancelable lease agreements with respect to various premises.

See Note 19, Commitment and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2012 and December 31, 2011, the Company has the following amounts related to intangible assets:

(Dollars in thousands)	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Payroll customer relationships	$150	$95	150	$12

No significant residual value is estimated for the intangible asset. Aggregate amortization expense for the years ended December 31, 2012, and December 31, 2011, totaled $95 thousand and $12, respectively. The following table represents the total estimated amortization of intangible assets for the five succeeding years:

(Dollars in thousands)
For the Year Ended December 31,	Estimated Amortization Expense
2013	$31
2014	$24
2015	$0
2016	$0

NOTE 8. OTHER REAL ESTATE OWNED

The following table presents the changes in OREO, net of valuation allowance, for the years ended December 31, 2012, 2011, and 2010:

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010

Balance at beginning of year	$3,731	$2,288	$2,880
Additions to other real estate owned	6,238	5,033	4,559
Dispositions of other real estate owned	(6,483)	(3,033)	(3,580)
Valuation adjustments in the period	(425)	(557)	(1,571)

	$3,061	$3,731	$2,288

For the year ended December 31, 2012, the recorded investment in OREO was $3.1 million. For the year ended December 31, 2012, the Company transferred foreclosed property from twenty-six loans in the amount of $6.8 million to OREO and adjusted the balances through charges to the ALLL in the amount of $561 thousand relating to the transferred foreclosed property. During this period, the Company sold twenty-four properties with balances of $6.5 million for a net loss of $1.1 million, and recorded $425 thousand in write downs of existing OREO in other noninterest expense. The December 31, 2012 OREO balance consists of sixteen properties, of which twelve are secured with 1-4 family residential real estate in the amount of $947 thousand. The remaining four properties consist of improved commercial land in the amount of $750 thousand, two commercial real estate properties in the amount of $1.3 million and a vacant residential lot in the amount of $24 thousand.

NOTE 9. DISCONTINUED OPERATIONS

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. The Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of its capital stock.

Under the terms of the Stock Purchase Agreement, the purchaser acquired Bank of Commerce Holdings’ 51% interest at a price of $5.2 million. In exchange for Bank of Commerce Holdings’ 51% share of the Mortgage Company’s equity, Bank of Commerce Holdings received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million. Pursuant to the Stock Purchase Agreement, the Bank will remain 51% liable to any losses or damages arising from any loan buyback agreements in connection with the business of the Company entered into after the date of the closing of the original Stock Purchase Agreement and prior to June 30, 2012. The existing shareholder will be responsible for 49% of any losses or damages arising from such loan buyback agreements. As of December 31, 2012, from the inception of the Stock Purchase Agreement, the Company has not realized or incurred any losses arising from loan buybacks.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The warehouse line of credit provides the Mortgage Company with additional funding capacity of $10.0 million, based on a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or specific period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of December 31, 2012. The outstanding warehouse line balances at December 31, 2012 and December 30, 2011 were $7.5 million and $9.7 million, respectively.

Under the early purchase program, the former mortgage subsidiary will continue to sell undivided participation ownership interests in mortgage loans with recourse to the Bank. The maximum amount of loans the Bank will own at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2012, the Mortgage Company had sold the Bank a participation interest in loans amounting to $65.1 million, or 49% of the Bank’s total risk based capital. (NOTE 1)

The disposal of the Mortgage Company, which was accounted for as a segment of the Company, resulted in a $746 thousand loss. Accordingly, discontinued operations accounting was applied and the loss was incorporated under the caption Discontinued Operations, within the line item “income from discontinued operations” in the Consolidated Statements of Operations incorporated in this document.

The following table presents detailed information on the accounting transactions that resulted in a loss on disposal of discontinued operations:

(Dollars in thousands)
Amount
Fair value of consideration received
Fair value of the promissory note	$3,941
Cash payment	521
Carrying amount of the noncontrolling interest	3,476

Total fair value of consideration received and carrying amount of noncontrolling interest	7,938
Less: The carrying amount of the former subsidiary’s assets and liabilities	8,684

Total loss on disposal of discontinued operations	$(746)

The table below presents the expected future cash flows from payments of the promissory note discounted at 10% as of December 31, 2012:

(Dollars in thousands)	Annual Amount	Discount Rate	Present Value	Discount
Year 1	$1,523	10%	$1,436	$87
Year 2	1,113	10%	950	163
Year 3	879	10%	680	199
Year 4	586	10%	413	173
Year 5	175	10%	113	62

Total	$4,276		$3,592	$684

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of the promissory note is recorded in the caption other assets in the Consolidated Balance Sheets incorporated in this document. The promissory note was initially discounted by $746 thousand on the transaction date. Subsequently, during December of 2012, the Company received the first payment of $410 thousand, resulting in a $62 thousand adjustment to the discount. The remaining discount will be accreted over the five year term of the promissory note and will be recorded as an adjustment to noninterest income in subsequent Consolidated Financial Statements.

The following table presents summarized financial information for discontinued operations for the years ended December 31, 2012, 2011 and 2010. The amounts represented are net of intercompany transactions.

(Dollars in thousands)
	2012	2011	2010
Interest on fees and loans	$969	$1,054	$947
Interest on other borrowings	1,032	1,122	1,005

Net interest income	(63)	(68)	(58)

Mortgage banking revenue, net	10,614	13,879	13,805

Noninterest income	10,614	13,879	13,805

Salaries and related benefits	6,807	8,832	6,835
Occupancy and equipment expense	672	962	1,387
Professional service fees	695	1,252	437
Other expenses	1,096	1,253	2,983

Noninterest expense	9,270	12,299	11,642

Income from operations	1,281	1,512	2,105
Loss on disposal of Mortgage Subsidiary	(746)	0	0

(Loss) income from discontinued operations	535	1,512	2,105
Income tax (benefit) expense associated with income from discontinued operations	331	392	1,116

Net (loss) income from discontinued operations	204	1,120	989

Less: Net income from discontinued operations attributable to noncontrolling interest	348	549	254

Net (loss) income from discontinued operations attributable to controlling interest	$(144)	$571	$735

The following table presents discontinued operations assets and liabilities as of December 31, 2011.

December 31, 2011
ASSETS
Cash and due from banks	$1,835
Mortgage loans held-for-sale, at fair value	16,092
Mortgage loans held-for-sale, at lower of cost of market	3,759
Bank premises and equipment, net	447
Goodwill and other intangible assets, net	3,695
Other assets	3,003
Intercompany eliminations	(12,377)

Assets of discontinued operations	$16,454

LIABILITIES
Mortgage warehouse lines of credit	17,284
Other liabilities	4,373
Intercompany eliminations	(12,377)

Liabilities of discontinued operations	$9,280

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10. OTHER ASSETS

Other assets consist of the following at December 31, 2012, and 2011:

(Dollars in thousands)
	2012	2011
Cash surrender value of bank owned life insurance policies	$15,507	$10,123
Deferred tax asset, net	7,959	5,471
Federal Home Loan Bank stock	5,875	6,654
Promissory note receivable	3,592	0
Interest receivable on loans	1,993	2,270
California affordable housing credits	1,490	1,902
Interest receivable on investment securities	1,222	1,565
Investment in unconsolidated trusts	465	465
Prepaid expenses	422	345
Prepaid Federal Deposit Insurance Corporation deposit insurance assessments	401	1,169
Taxes receivable	0	829
Other	481	1,127

	$39,407	$31,920

NOTE 11. INCOME TAXES

The following table presents components of income tax (benefit) expense included in the Consolidated Statements of Operations for the years ended December 31:

(Dollars in thousands)	Current	Deferred	Total
Year ended December 31, 2012:
Federal	$4,520	$(1,643)	$2,877
State	1,063	(500)	563

	$5,583	$(2,143)	$3,440

Year ended December 31, 2011:
Federal	$2,154	$567	$2,721
State	(47)	162	115

	$2,107	$729	$2,836

Year ended December 31, 2010:
Federal	$3,948	$(1,421)	$2,527
State	749	(117)	632

	$4,697	$(1,538)	$3,159

The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations divided by the sum of income from continuing operations. The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
State franchise tax, net of federal tax benefit	3.74%	(0.01%)	3.58%
Tax-exempt interest	(7.74%)	(7.16%)	(5.58%)
Officer life insurance	(1.30%)	(1.45%)	(1.29%)
Affordable housing credits	(1.59%)	(2.03%)	(0.99%)
Other	2.03%	3.42%	(2.58%)

Effective Tax Rate	29.14%	26.77%	27.14%

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the Consolidated Balance Sheets) as of December 31, 2012 and 2011. Deferred tax assets in the amount of $201 thousand, and deferred tax liabilities in the amount of $49 thousand associated with discontinued operations reported during the year ended December 31, 2011, have been reclassified for comparison purposes, and are recorded in the Consolidated Balance Sheets under the caption assets and liabilities attributable to discontinued operations, respectively.

(Dollars in thousands)	2012	2011
Deferred tax assets:
State franchise taxes	$317	$70
Deferred compensation	3,019	2,765
Loan loss reserves	5,048	4,799
Other	1,899	272

Total deferred tax assets	$10,283	$7,906

Deferred tax liabilities:
Depreciation	$(124)	$(171)
Deferred loan origination costs	(428)	(349)
Deferred state taxes	(776)	(605)
Unrealized gains other comprehensive income	(875)	(1,220)
Other – California Affordable Housing	(121)	(90)

Total deferred tax liabilities	$(2,324)	$(2,435)

Net deferred tax asset	$7,959	$5,471

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $10.3 million and $7.9 million at December 31, 2012 and 2011, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

In October 2006, the Company invested in the California Affordable Housing Fund – 2006 I, LLC. The investment provides funding for low income housing projects in our local markets in return for federal and state tax credits. The original commitment of $2.5 million was fully funded as of December 31, 2009. Subsequent to funding, the Company received federal and state tax credits through the years ended December 31, 2011. Beginning in 2012, the state tax credits benefits expired, however the Company will continue to receive federal tax credit benefits through 2023. The tax benefit summary provided by the California Affordable Housing Fund – 2006 I, LLC for federal and state tax credits was $158 and $0 thousand, $158 thousand and $28 thousand, $158 and $110 for the years ended December 31, 2012, 2011, and 2010, respectively.

Additionally, the Company has no unrecognized tax benefits at December 31, 2012 and 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2008.

NOTE 12. DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2012 and 2011:

(Dollars in thousands)
	2012	2011
Negotiable order of withdrawal (NOW)	$112,131	$44,949
Savings and money market	216,825	223,660
Time, $100,000 and over	199,388	214,184
Time less than $100,000	55,234	68,634

Total interest bearing deposits	$583,578	$551,427

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents interest expense for each deposit type for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)
	2012	2011	2010
Negotiable order of withdrawal (NOW)	$240	$184	$224
Savings and money market	764	1,395	1,665
Time, $100,000 and over	2,853	3,608	4,464
Time less than $100,000	844	1,304	1,687

Total interest bearing deposits	$4,701	$6,491	$8,040

The following table presents the scheduled maturities of all time deposits as of December 31, 2012:

(Dollars in thousands)
Amounts due in:
One year or less	$146,378
One to three years	91,218
Three to five years	3,271
Over five years	13,755

Total time deposits	$254,622

The following table presents the scheduled maturities of time deposits of $100 thousand or more as of December 31, 2012:

(Dollars in thousands)
Amounts due in:
Three months or less	$47,895
Over three months through six months	28,696
Over six months through twelve months	37,041
Over twelve months	85,756

Total time deposits	$199,388

NOTE 13. FEDERAL FUNDS PURCHASED

At December 31, 2012 and 2011, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $73.2 million at December 31, 2012. The Bank had available lines of credit with the Federal Reserve totaling $28.4 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at December 31, 2012. At December 31, 2012, the lines of credit had interest rates ranging from 0.28% to 1.09%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 14. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2012 and 2011:

(Dollars in thousands)
	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2012	$13,095	0.15%	$17,390	$17,390
December 31, 2011	$13,779	0.19%	$17,146	$17,146

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $14.2 million and $14.8 million for the years ended December 31, 2012 and 2011, respectively. The maximum amount

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

outstanding at any month end for the years ended December 31, 2012 and 2011 were $16.3 million and $16.7 million, respectively. Agency mortgage backed securities, agency notes are pledged as collateral in an amount equal to, or greater than the repurchase agreements.

NOTE 15. TERM DEBT

The Bank had outstanding secured advances from the FHLB at December 31, 2012 and 2011 of $125.0 million and $109.0 million, respectively.

Future contractual maturities of FHLB term advances at December 31, 2012 are as follows:

(Dollars in thousands)
Year	Amount
2013	$115,000
2014	0
2015	10,000
2016	0
Thereafter	0

Total FHLB advances	$125,000

The maximum amount outstanding from the FHLB under term advances at any month end during 2012 and 2011 was $125.0 million and $141.0 million, respectively. The average balance outstanding on FHLB term advances during 2012 and 2011 was $110.4 million and $115.5 million, respectively. The weighted average interest rates on the borrowings at December 31, 2012 and 2011, was 0.39% and 0.39%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of December 31, 2012, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $5.9 million. Furthermore, the Company has pledged $250.9 million of its commercial and real estate mortgage loans, and has borrowed $125.0 million against the pledged loans. As of December 31, 2012, the Company held $10.7 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of December 31, 2012.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2012, the Company had two wholly-owned trusts (“Trusts”) formed in 2003 and 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements.

Following is information about the Trusts as of December 31, 2012

(Dollars in thousands)
Trust Name	Issue Date	Issued Amount	Rate (1)		Effective Rate (2)	Maturity Date	Redemption Date
Bank of Commerce Holdings Trust	March 18,2003	$5,155	Floating	(3)	3.64%	April 7, 2033		(5)
Bank of Commerce Holdings Trust II	July 29, 2005	10,310	Floating	(4)	1.88%	September 15, 2035		(6)

Total		$15,465

(1)	Contractual interest rate of junior subordinated debentures.
(2)	Effective rate as of December 31, 2012.
(3)	Rate based on three month London Interbank Offered Rate (LIBOR) plus 3.30% adjusted quarterly. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%.
(4)	Rate based on three month LIBOR plus 1.58% adjusted quarterly.
(5)	Redeemable on quarterly payment dates.
(6)	Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $15.5 million of trust preferred securities issued to the Trusts as of December 31, 2012 and 2011, are reflected as junior subordinated debentures in the Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $465 thousand at December 31, 2012 and 2011.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2012, under guidance issued by the Federal Reserve Board.

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

At December 31, 2012, the Company’s restricted core capital elements were 14% of total core capital, net of goodwill and any associated deferred tax liability.

NOTE 17. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2012 and 2011:

(Dollars in thousands)
	2012	2011
Derivatives	$4,085	$1,596
Deferred compensation – directors fees	3,218	3,095
Deferred compensation – salary continuation	3,132	2,519
Accrued employee cash rewards	713	634
Dividend payable on common and preferred stock	675	771
Reserve for off-balance sheet commitments	499	422
Deferred compensation – retired officers	383	553
Interest payable	198	309
Interest payable Junior Subordinated Debentures	53	49
Earn out payable, fair value	0	600
Other	1,535	725

	$14,491	$11,273

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $308 thousand, $250 thousand, and $249 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. No discretionary contributions were made over the three year reporting period.

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

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Compensation expense under the salary continuation plan totaled $349 thousand, $384 thousand, and $343 thousand for 2012, 2011 and 2010, respectively. As of December 31, 2012, 2011 and 2010, the vested benefit payable was $3.1 million, $2.5 million, and $2.0 million respectively.

Retired employees deferred compensation – Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on retired employees deferred compensation is fixed at 10% per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2012, 2011 and 2010, the vested benefit payable was $383 thousand, $553 thousand and $692 thousand, respectively.

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

Deferred compensation expense totaled $594 thousand, $533 thousand, and $493 thousand at December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, 2011 and 2010, the vested benefit payable was $3.2 million, $3.1 million, and $2.9 million, respectively.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19. COMMITMENTS AND CONTINGENCIES

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

Rent expense reported in continuing operations for the years ended December 31, 2012, 2011 and 2010 was $439 thousand, $465 thousand and $532 thousand, respectively. Rent expense was offset by rent income reported in continuing operations of $81 thousand, $58 thousand and $10 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth, as of December 31, 2012, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2013	$344
2014	390
2015	422
2016	433
2017	370
Thereafter	1,470

Total	$3,429

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities as of December 31:

(Dollars in thousands)	2012	2011

Commitments to extend credit	$144,333	$132,051
Standby letters of credit	3,012	3,149
Guaranteed commitments outstanding	1,290	1,274

Total commitments	$148,635	$136,474

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the years ended December 31, 2012 and 2011, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the year ended December 31, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the year ended December 31, 2011. At December 31, 2012, approximately $2.7 million of standby letters of credit expire within one year, and $348 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $499 thousand and $499 thousand at December 31, 2012 and December 31, 2011, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the year ended December 31, 2012, the Company provided additional provisions of $150 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk – As discussed in Note 1, the Company, pursuant to a purchase agreement, acquires from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. As of December 31, 2012, the Company has approximately $65 million outstanding under the agreement. There were no outstanding balances in 2011. The majority of the mortgage loans were sold and removed from the balance sheet by February 28, 2013. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 65% and 72% of the Company’s gross loan and lease portfolio at December 31, 2012 and December 31, 2011, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

FASB ASC 815-10 requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815-10, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

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

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2012, the Company performed on the first two legs of the forecasted transaction by executing forecasted FHLB borrowings of $75.0 million, with maturities that aligned with the respective terminated interest rate swap agreements. Accordingly, during March 2012 through December 31, 2012, net gains of $294 thousand were reclassified out of accumulated OCI and netted with interest expense on other borrowings, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable.

As of December 31, 2012, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four forward starting interest rate swap contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at December 31, 2012, had effective dates and maturities ranging from August 1, 2013, through August 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the forward starting interest rate contracts the Company had outstanding with counterparties as of December 31, 2012. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

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

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.1 million as of December 31, 2012. Accordingly, the Company pledged one mortgage backed security and two collateralized mortgage backed securities with an aggregate par value of $5.9 million and an aggregate fair market value of $5.7 million. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of years ended December 31, 2012, and December 31, 2011. See Note 23, Fair Values in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Forward starting interest rate swaps (1)	Other assets/Other liabilities	$0	$0	$4,085	$1,596

(1)	Derivative designated as hedging instrument.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the years ended December 31, 2012 and 2011:

(Dollars in thousands)		December 31,
Description	Income Sheet Location	2012	2011
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$500	$0

(1)	Cash flow hedge designation removed. Gains represent amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

NOTE 21. SHAREHOLDERS EQUITY

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for subsequent dividend periods is based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rates vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of December 31, 2012 was 1%.

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

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. During 2012, the Company purchased the full amount of shares authorized under the stock repurchase plan. All shares were retired subsequent to purchase. See Note 24, Earnings Per Share in these Notes to Consolidated Financial Statements for detailed disclosure regarding shares repurchased.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchase. As of February 28, 2013, the Company has purchased 125,000 shares according to the respective stock repurchase plan.

Stock Plans – On May 15, 2010 the 1998 Stock Option Plan which was approved by the Company’s shareholders on April 21, 1998 expired and was replaced by the 2008 Stock Option Plan which was approved by the Company’s shareholders on May 20, 2008. The 2008 Stock Option Plan was amended in 2010 with the 2010 Equity Incentive Plan (“the Plan”) which was approved by the Company’s shareholders on May 15, 2010. The amended Plan provides for awards in the form of equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 100% of the fair market value of the common stock on the date of the grant. Generally, all options under the plan will vest at 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

For the years ended December 31, 2012, 2011 and 2010 stock option compensation expense was $61 thousand ($41 thousand, net of tax), $36 thousand ($24 thousand, net of tax), and $54 thousand ($37 thousand, net of tax), respectively. At December 31, 2012, 2011 and 2010 there were $103 thousand, $30 thousand, and $60 thousand respectively, of total unrecognized compensation costs related to non-vested share based payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of three years.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in stock-based compensation plan

The following table summarizes information about stock option activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding December 31, 2010	300,080	$8.17	0	4.07
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	(85,500)	$7.81	0	0
Options outstanding December 31, 2011	214,580	$8.31	0	3.60
Granted	206,600	$4.05	$2,655	9.17
Exercised	(4,800)	$4.51	$4,292	7.89
Forfeited	(73,943)	$6.97	0	1.60
Options outstanding December 31, 2012	342,437	$6.09	$114,125	6.77

Exercisable at December 31, 2012	170,057	$8.08	22.825	4.48

At December 31, 2012, 438 thousand shares were available for future grants under the Plan. As of December 31, 2012, 2011 and 2010, 170 thousand shares, 189 thousand shares, and 246 thousand shares, respectively, were available to be exercised. The grant date fair value per share of the 2012, and 2010 awards were $0.74 and $1.20, respectively. The Company did not grant any awards in 2011.

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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2012 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2011, the maximum amount available for dividend distribution under this restriction was approximately $15,396,582.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital. Subsequent to the disposal of the Mortgage Company, the Bank no longer has outstanding advances to affiliates.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table.

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012:
Company
Leverage capital (to average assets)	$125,935	13.13%	$38,354	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$125,935	14.53%	$34,664	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$136,777	15.78%	$69,329	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$121,325	12.65%	$38,354	4.00%	$47,943	5.00%
Tier 1 capital (to risk-weighted assets)	$121,325	14.06%	$34,518	4.00%	$51,777	6.00%
Total capital (to risk-weighted assets)	$132,122	15.31%	$69,036	8.00%	$86,295	10.00%

At December 31, 2011:
Company
Leverage capital (to average assets)	$123,579	13.53%	$36,541	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$123,579	15.28%	$32,348	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$133,699	16.53%	$64,696	8.00%	n/a	n/a

Bank
Leverage capital (to average assets)	$116,823	12.96%	$36,047	4.00%	$45,058	5.00%
Tier 1 capital (to risk-weighted assets)	$116,823	14.46%	$32,315	4.00%	$48,473	6.00%
Total capital (to risk-weighted assets)	$126,933	15.71%	$64,630	8.00%	$80,788	10.00%

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 23. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets – Continued operations
Cash and cash equivalents	$45,068	$45,068	$47,315	$47,315
Securities available-for-sale	197,354	197,354	203,524	203,524
Securities held-to-maturity	31,483	31,493	0	0
Portfolio loans, net	653,260	664,119	583,787	586,565
Mortgage loans held-for-sale, at lower of cost or fair value	0	0	44,517	45,705
Promissory note due from the Mortgage Company	3,592	3,592	0	0
Federal Home Loan Bank Stock	5,875	5,875	6,654	6,654

Financial assets – Discontinued operations
Cash and cash equivalents	$0	$0	$803	$803
Mortgages loans held-for-sale, at fair value	0	0	16,092	16,092
Mortgage loans held-for-sale, at lower of cost or fair value	0	0	3,759	3,825
Derivatives	0	0	179	179

Financial liabilities – Continued operations
Deposits	$701,052	$702,817	$668,304	$668,418
Securities sold under agreements to repurchase	13,095	13,095	13,779	13,902
Federal Home Loan Bank advances	125,000	125,231	109,000	109,200
Subordinated debenture	15,465	8,109	15,465	8,013
Earn out payable	0	0	600	600
Derivatives	4,085	4,085	1,847	1,847

Financial liabilities – Discontinued operations
Deposits	$0	$0	$1,032	$1,032

Off balance sheet financial instruments:	Contract Amount	Contract Amount
Commitments to extend credit	$144,333	$132,051
Standby letters of credit	$3,012	$3,149
Guaranteed commitments outstanding	$1,290	$1,274

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

Mortgage loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company’s mortgage loans held-for-sale are generally sold within seven to twenty days subsequent to funding. The fair value represents the aggregate dollar value in which the loans were sold at in the secondary market subsequent to December 31, 2012, and December 31, 2011, which approximates their fair values as of the end of the reporting periods, respectively. Therefore, the Company believes the measurement of fair value of portfolio loans is derived from Level 2 inputs.

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

Deposits – The Company measures fair value of maturing deposits using Level 2 inputs. The fair value of deposits was derived by discounting their expected future cash flows back to their present values based on the FHLB yield curve, and their maturities. The Company obtained FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy. For Deposits with no defined maturities, the fair value is the amount payable on demand at the respective reporting date,

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities sold under agreements to repurchase – The fair value of securities sold under agreements to repurchase is estimated by discounting the expected contractual cash flows related to the outstanding borrowings at rates equal to the Company’s current offering rate, which approximate general market rates. The Company measures the fair value of securities sold under agreements to repurchase using Level 3 inputs.

FHLB advances – The fair value of the FHLB advances is derived by discounting the cash flows of the fixed rate borrowings by the current FHLB offering rates of borrowings of similar terms, as of the reporting date. For variable rate FHLB borrowings, the carrying value approximates fair value. The Company measures the fair value of FHLB advances using Level 2 inputs.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2012, future cash flows were discounted at 6.08%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(Dollars in thousands)	Fair Value at December 31, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,946	$0	$2,946	$0
Obligations of states and political subdivisions	58,484		57,353	1,131
Corporate securities	61,556	0	61,556	0
Other investment securities (1)	74,368	0	60,621	13,747

Total assets measured at fair value	$197,354	$0	$182,476	$14,878

Derivatives – forward starting interest rate swap	$4,085	$0	$4,085	$0

Total liabilities measured at fair value	$4,085	$0	$4,085	$0

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	Fair Value at December 31, 2011
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
Obligations of states and political subdivisions	$77,326	$0	$77,326	$0
Corporate securities	40,820	0	40,820	0
Other investment securities (1)	85,378	0	85,378	0
Mortgage loans held-for-sale, at fair value (2)	16,092	0	16,092	0
Derivatives – interest rate lock commitments (3)	179	0	0	179

Total assets measured at fair value	$219,795	$0	$219,616	$179

Derivatives – forward sales commitments (3)	$251	$251	$0	$0
Derivatives – forward starting interest rate swap	1,596	0	1,596	0
Earn out payable (4)	600	0	0	600

Total liabilities measured at fair value	$2,447	$251	$1,596	$600

(1)	Principally represents residential mortgage backed securities issued by both governmental and nongovernmental agencies, and other asset backed securities.
(2)	Mortgage loans held-for-sale with amortized cost of $15.6 million were adjusted to a fair value of $16.1 million and are included in the caption assets attributable to discontinued operations, in the Consolidated Balance Sheets. Gains from fair value changes are included in the caption net income from discontinued operations disclosed in the Consolidated Statements of Operations.
(3)	The respective balances are included in assets or liabilities attributable to discontinued operations in the Consolidated Balance Sheets, and the associated gains or losses are included in net income from discontinued operations disclosed in the Consolidated Statements of Operations.
(4)	The respective balances are included in the caption liabilities attributable to discontinued operations in the Consolidated Balance Sheets.

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

Earn out payable – The earn out payable amount in the recurring table above represents the fair value of the Company’s earn out incentive agreement with the Company’s former subsidiary Bank of Commerce Mortgage. The noncontrolling shareholder’s of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable was estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. At December 31, 2011, the Company expected to pay out the remaining incentives during the twelve months of 2012. As such, fair value approximated the carrying value of the liability. The Company determined that the fair values fall within Level 3 of the fair value hierarchy. During 2012, the remaining earn out incentive proceeds were netted with consideration received by the Company as part of the sales transaction of the Bank of Commerce Mortgage, and the liability was terminated as of July 1, 2012.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the years ended December 31, 2012, and 2011. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)
	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements (1)	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2012
Obligations of states and political subdivisions	$0	1,131	0	0	0	$1,131
Mortgage backed securities	$0	13,747	0	0	0	$13,747
Derivatives – interest rate lock commitments	$179	—		52	231	$0	—
Earn out payable	$600	—		—	600	$0	—

2011
Earn out payable	$986	0	(14)	0	(400)	$600	0

(1)	Pursuant to the sale of the Mortgage Company effective June 30, 2012, the Company no longer has interest rate lock commitments, and has settled the earn out payable. See Note 9, Discontinued Operations in these Notes to Unaudited Consolidated Financial Statements for further detail on the sale of the Mortgage Company.

During December of 2012, the Company transferred $1.1 million and $13.7 million in municipal bonds and nonagency mortgage backed securities from Level 2 into Level 3. The Company determined for these securities that the fair values were derived by both observable and unobservable inputs. Accordingly, a Level 3 classification was deemed necessary.

The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Dollars in thousands)	Fair Value at December 31, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$12,865	$0	$0	$12,865
Other real estate owned	931	0	0	931

Total assets measured at fair value	$13,796	$0	$0	$13,796

(Dollars in thousands)	Fair Value at December 31, 2011
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$9,713	$0	$0	$9,713
Mortgage loans held-for-sale	1,426	0	0	1,426
Other real estate owned	3,059	0	0	3,059

Total assets measured at fair value	$14,198	$0	$0	$14,198

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2012, 2011 and 2011:

(Dollars in thousands)	December 31,
	2012	2011	2010
Impaired loans	$5,296	$3,873	$6,726
Other real estate owned	435	557	1,571
Goodwill	0	0	32

Total	$5,731	$4,430	$8,329

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2012:

•	Collateral dependent impaired loans with a carrying amount of $18.2 million were written down to their fair value of $12.9 million resulting in a $5.3 million adjustment to the ALLL.

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

Sensitivity of the Level 3 Fair Value Measurements

Other investments – At December 31, 2012 the Company held nonagency mortgage backed securities with a fair value of $13.8 million classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of these securities are prepayment rates, probabilities of default, and loss severities in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Obligations of states and political subdivisions – At December 31, 2012 the Company held municipal securities with a fair value of $1.1 million classified as Level 3 in the fair value hierarchy. The fair value hierarchy classification for these securities differs from the remaining municipal bond portfolio which is classified as Level 2. Generally, for Level 2 municipal securities, the fair values are derived from discounted cash flows based on observable market yields for similarly rated securities with similar maturities.

The three municipal securities that comprise the $1.1 million classified as Level 3 in the fair value hierarchy were not rated by the respective rating agencies as of December 31, 2012. As a result, unobservable inputs were used to derive the risk adjusted discount rate used to discount the expected future cash flows. Significant increases (decreases) in the risk adjusted discount rate in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in assumptions used for the perceived credit risk is accompanied by a directionally similar change in the discount rate used to discount the cash flows.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 24. EARNINGS PER COMMON SHARE

Basic EPS excludes dilution and is reported separately for continuing operations and discontinued operations. Basic EPS for continuing operations and discontinued operations is computed by dividing net income from continuing operations and discontinued operations available to common stockholders by the weighted average number of common shares outstanding for the period, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common shareholders that subsequently shared in the earnings of the entity.

During March and April of 2010, through a successful Offering, the Company issued 8.3 million shares of common stock. In accordance to the Offering, average common shares outstanding increased during the year ended December 31, 2011 compared to the prior year. During 2012, average common shares outstanding decreased as a result of the treasury stock purchase program.

The following is a computation of basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands, except per share data)
	December 31,
Earnings Per Share	2012	2011	2010
NUMERATORS:
Net income from continuing operations	$7,560	$6,684	$5,485
Less:
Preferred stock dividends	880	998	850
Accretion on preferred stock	0	269	90
Benefit on repurchase and retirement of common stock warrant (1)	0	(324)	0

Net income from continuing operations available to common shareholders	$6,680	$5,741	$4,545

Net income from discontinued operations	$204	$1,120	$989
Less:

Net income from discontinued operations attributable to noncontrolling interest	348	549	254

Net (loss) income from discontinued operations attributable to controlling interest available to common shareholders	$(144)	$571	$735

DENOMINATORS:
Weighted average number of common shares outstanding - basic	16,344	16,991	14,951
Effect of potentially dilutive common shares (2)	0	0	0

Weighted average number of common shares outstanding - diluted	16,344	16,991	14,951

EARNINGS (LOSS) PER COMMON SHARE:
Basic attributable to continuing operations	$0.41	$0.34	$0.30
Basic attributable to discontinued operations	$(0.01)	$0.03	$0.05
Diluted attributable to continuing operations	$0.41	$0.34	$0.30
Diluted attributable to discontinued operations	$(0.01)	$0.03	$0.05

Anti-dilutive options not included in earnings per share calculation	342,437	214,580	300,080
Anti-dilutive warrants not included in earnings per share calculation	0	0	405,405

(1)	During October 2011, the Company repurchased and retired the common stock warrant issued to the holders of Series A, preferred stock pursuant to the TARP CPP, for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders. See Note 21, Shareholders Equity in these Consolidated Financial Statements for further information regarding this transaction.
(2)	Represents the effects of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During October 2011, the Company repurchased and retired all of the common stock warrants issued to the holders of Series A, preferred stock pursuant to the TARP CPP, for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders for the year ended December 31, 2011.

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. During 2012, the Company purchased the full amount of shares authorized under the stock repurchase plan. All shares were retired subsequent to purchase.

NOTE 25. RELATED PARTY TRANSACTIONS

Some of the directors, officers, employees, and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2012, and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Balance at beginning of year	$9,419	$9,228
New loan additions	5,643	2,309
Advances on existing lines of credit	19,074	27,145
Principal repayments	(19,848)	(29,263)
Reclassifications (1)	(49)	0

Balance at end of year	$14,239	$9,419

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2012 and 2011, deposits of related parties amounted to $12.0 million and $10.7 million, respectively. As of December 31, 2012 and 2011, there were no related party loans which were past due or classified. At December 31, 2012 and 2011 there was $6.1 million, and $5.5 million respectively, in outstanding loan commitments to related parties. In the opinion of the Company, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 26. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Dollars in thousands)
	2012	2011
ASSETS
Cash	$1,735	$3,321
Participation loans, net of allowance for loan and lease losses of $39 thousand in 2010	0	—
Investment in:
Bank subsidiary	120,711	118,705
Nonbank subsidiaries	465	4,510
Promissory note receivable- Mortgage Company	3,592
Assets attributable to discontinued operations	0	800
Other assets	5	5

Total assets	$126,508	$127,341

LIABILITIES AND SHAREHOLDERS EQUITY
Junior subordinated debentures	$15,465	$15,465
Other liabilities	722	1,414

Total liabilities	16,187	16,879
Shareholders’ equity	110,321	110,462

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$126,508	$127,341

Condensed Statements of Operations

Year Ended December 31,

(Dollars in thousands)
	2012	2011	2010

INCOME
Other income	$91	$206	$239
Dividends from subsidiaries	6,285	—	1,033

Total income	6,376	206	1,272

EXPENSES
Management fees paid to subsidiaries	257	438	313
Other expenses	748	586	937

Total expenses	1,005	1,024	1,250

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	5,371	(818)	22
Income tax expense	1	1	1

Income before equity in undistributed net income of subsidiaries	5,370	(819)	21
Equity in undistributed net income of subsidiaries	2,190	7,503	5,464

Net income from continuing operations	$7,560	$6,684	$5,485

Net income from discontinued operations (net of tax $331, $392 and $1,116 for 2012, 2011 and 2010, respectively)	204	1,120	989

Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	348	549	254

Net income attributable to Bank of Commerce Holdings	$7,416	$7,255	$6,220

Less: Preferred dividends and accretion on preferred stock	880	943	940
Income available to common shareholders	$6,536	$6,312	$5,280

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Dollars in thousands)
	2012	2011	2010
OPERATING ACTIVITIES:
Net income from continuing operations	$7,560	$6,684	$5,485

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	(39)	0
Compensation associated with stock options	(1)	25	34
Other Assets	378	(6)	0
Other Liabilities	(824)	(144)	(12)
Equity in undistributed net income of subsidiaries	(2,190)	(7,503)	(5,464)

Net cash provided (used) by operating activities	4,923	(983)	43

INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	0	(2,700)	(26,500)
Repayments for investments in and advances to subsidiaries	0	700	0
Promissory note repayments	410	0	0
Participation loan payments	0	2,289	180
Proceeds from sale of mortgage subsidiary	321	—	—

Net cash provided (used) by investing activities	731	289	(26,320)

FINANCIAL ACTIVITIES:
Proceeds from the issuance of Series B, preferred stock, net	0	19,931	0
Retirement of Series A, preferred stock	0	(17,000)	0
Proceeds from issuance of common stock, net	0	0	32,971
Repurchase of common stock	(4,305)	0	0
Common stock warrant repurchased	0	(125)	0
Cash dividends paid on common stock	(1,988)	(2,039)	(2,575)
Cash dividends paid on preferred stock	(945)	(998)	(850)

Net cash (used) provided by financing activities	(7,240)	(231)	29,546

Changes in cash and cash equivalents	(1,586)	(925)	3,269
Cash and cash equivalents, beginning of year	3,321	4,246	977

Cash and cash equivalents, end of year	$1,735	$3,321	4,246

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 27. GAIN ON SETTLEMENT OF PUT RESERVE

In August of 2010, the Company settled and terminated the put reserve provided on the ITIN loan pool purchase. Prior to the release, the put reserve carried a balance of $2.1 million; the Company received $1.8 million in cash and returned $300 thousand in cash to the seller from the deposit account. Accordingly, the Company recognized a gain upon settlement. As such, no portion of the remaining outstanding principal balance of the ITIN loan portfolio has an accompanying loss guarantee. Management has considered the impact of the lack of loss guarantee in estimating the ALLL related to the ITIN loan portfolio at December 31, 2012, 2011 and 2010, respectively.

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

NOTE 28. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated OCI and the ending balances for the years ended December 31, 2012, 2011, and 2010, respectively.

(Dollars in thousands)
	Unrealized Gains on Securities	Unrealized Gains on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2010	$(1,886)	$1,377	$(509)
Accumulated other comprehensive income as of December 31, 2011	$919	$826	$1,745
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258

Accumulated OCI in the table above is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income incorporated in this document.

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2012.

2012

(Dollars in thousands, except for share information)
	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,525	$8,714	$9,115	$8,754	$35,108
Provision for loan and lease losses	1,300	1,650	1,900	4,550	9,400
Noninterest income	1,279	1,182	1,419	2,713	6,593
Noninterest expense	5,825	5,316	5,484	5,007	21,632

Income from continuing operations before income taxes	2,679	2,930	3,150	1,910	10,669
Provision for income tax	803	857	923	526	3,109

Net income from continuing operations	$1,876	$2,073	$2,227	$1,384	$7,560

Discontinued Operations:
Income (loss) from discontinued operations	$659	$622	$(746)	$0	$535
Income tax expense associated with income (loss) from discontinued operations	299	271	(239)	0	331

Net income (loss) from discontinued operations	360	351	(507)	0	204

Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	176	172	0	0	348

Net income (loss) from discontinued operations attributable to controlling interest	184	179	(507)	0	(144)

Net income attributable to Bank of Commerce Holdings	2,060	2,252	1,720	1,384	7,416

Less: Preferred dividend and accretion on preferred stock	186	248	250	196	880
Income available to common shareholders	$1,874	$2,004	$1,470	$1,188	$6,536

Basic earnings per share attributable to continuing operations	$0.10	$0.11	$0.12	$0.08	$0.41
Basic earnings (loss) per share attributable to discontinued operations	$0.01	$0.01	$(0.03)	$0.00	$(0.01)
Average basic shares	16,805	16,302	16,240	16,034	16,344
Diluted earnings per share attributable to continuing operations	$0.10	$0.11	$0.12	$0.08	$0.41
Diluted earnings per share attributable to discontinued operations	$0.01	$0.01	$(0.03)	$0.00	$(0.01)
Average diluted shares	16,805	16,302	16,240	16,034	16,344

BANK OF COMMERCE HOLDINGS AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2011

(Dollars in thousands, except for share information)
	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,704	$8,521	$8,444	$8,486	$34,155
Provision for loan and lease losses	2,400	2,580	2,211	1,800	8,991
Noninterest income	1,007	1,133	1,049	702	3,891
Noninterest expense	4,935	5,246	4,697	5,049	19,927

Income from continuing operations before income taxes	2,376	1,828	2,585	2,339	9,128
Provision for income tax	688	346	905	505	2,444

Net income from continuing operations	$1,688	$1,482	$1,680	$1,834	$6,684

Discontinued Operations:
Income (loss) from discontinued operations	$(305)	$(121)	$1,210	$728	$1,512
Income tax expense associated with income (loss) from discontinued operations	(257)	(131)	499	281	392

Net income (loss) from discontinued operations	(48)	10	711	447	1,120

Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	(24)	6	348	219	549

Net income (loss) from discontinued operations attributable to controlling interest	(24)	4	363	228	571

Net income attributable to Bank of Commerce Holdings	1,664	1,486	2,043	2,062	7,255

Less: Preferred dividend and accretion on preferred stock	235	235	334	139	943
Income available to common shareholders	$1,429	$1,251	$1,709	$1,923	$6,312

Basic earnings per share attributable to continuing operations	$0.08	$0.07	$0.08	$0.11	$0.34
Basic earnings per share attributable to discontinued operations	$0.00	$0.00	$0.02	$0.01	$0.03
Average basic shares	16,991	16,991	16,991	16,991	16,991
Diluted earnings per share attributable to continuing operations	$0.08	$0.07	$0.08	$0.11	$0.34
Diluted earnings per share attributable to discontinued operations	$0.00	$0.00	$0.02	$0.01	$0.03
Average diluted shares	16,991	16,991	16,991	16,991	16,991

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2012, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2013 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Information on Director and Executive Compensation” and “Compensation Discussion and Analysis”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Voting Securities and Ownership of Certain Beneficial Holders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Report of the Audit and Qualified Legal Compliance Committee.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Description of Document

3	Amended and Restated Articles of Incorporation, incorporated by reference to EX-3.1 of the Form 10-K filed 3/9/2012

3.2	Amended and Restated Bylaws, incorporated by reference to EX-3.2 of the Form 10-K filed 3/9/2012

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of Determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to EX-3.1 of the Form 8-K filed 9/28/2011

4.3	Form of Certificate for the Series B Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 9/28/2011

10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.1 of the Form 8-K filed 9/27/2011

10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.2 of the Form 8-K filed 9/28/2011

10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock, incorporated by reference to EX-10.3 of the Form 8-K filed 9/27/2011

10.4	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998

10.5*	2010 Equity Incentive Plan, incorporated by reference to Appendix D of the Definitive Proxy Statement for the 2010 Annual Shareholder Meeting filed 4/12/2010

10.6*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998

10.7*	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998

10.8*	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998

10.9*	Form of Amendment to the Redding Bank of Commerce Directors Deferred Compensation Agreement dated April 1, 2009, incorporated by reference to EX- 10.9 of Form 8-K filed 3/24/09

10.10*	Salary Continuation Agreement with Randy S. Eslick dated April 1, 2006, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006

10.11*	Amended Salary Continuation Agreement with Linda J. Miles dated December 31, 2006, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007

10.12*	Amended Salary Continuation Agreement with Patrick J. Moty dated September 27, 2007, incorporated by reference to EX-10.23 of the Form 8-K filed 9/27/2007

10.13*	Form of Salary Continuation Agreement with Samuel Jimenez , Robert Oberg and Theodore Cumming dated 01/22/2009, 06/01/2011, and 01/22/2009, respectively, incorporated by reference to EX-10.13 of the Form 10-K filed 3/9/2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10.14*	Employment Agreement Moty dated September 27, 2007, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007

10.15*	Employment Agreement with Randy S. Eslick dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.16*	Employment Agreement with Linda J. Miles dated January 1, 2011, incorporated by reference to EX-10.26 of the Form 8-K filed 3/17/2011

10.17*	Employment Agreement with Robert C. Oberg dated January 1, 2011, incorporated by reference to EX-10.26 of the Form 8-K filed 3/17/2011

10.18*	Form of Employment Agreement with Samuel Jimenez dated October 14,2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.19*	Form of Employment Agreement with Theodore Cumming dated October 14,2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.20	Amended Employment Agreement with Samuel D. Jimenez, dated March 1, 2012, incorporated by reference to Ex-99.1 of the form 8-K filed March 2, 2012.

10.21	Amendment to the Salary Continuation Agreement for Linda J. Miles, dated November 21, 2012, incorporated by reference to EX-10.27 of the form 8-K filed November 21, 2012.

10.22	Amendment to the Salary Continuation Agreement for Patrick J. Moty, dated November 21, 2012, incorporated by reference to EX-10.27 of the form 8-K filed November 21, 2012

10.23	Supplemental Life Insurance Agreements for Theodore M. Cumming, Robert C. Oberg, and Robert N. Rowe dated December 31,2012, incorporated by reference to Ex-10.28 of the form 8-K filed December 31, 2012.

14	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003

21.1+	Subsidiaries of the Company

23.1+	Consent of Moss Adams LLP

24+	Power of Attorney (included on signature page to this report)

31.1+	Certification of Patrick J. Moty pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification pursuant to Section 1350

99.1+	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2+	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
*	Executive Contract, Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Patrick J. Moty	President and Chief Executive Officer	March 15, 2013

/s/ Samuel D. Jimenez	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Lyle L. Tullis	Chairman of the Board	March 15, 2013

/s/ David H. Scott	Director	March 15, 2013

/s/ Jon Halfhide	Director	March 15, 2013

/s/ Orin Bennett	Director	March 15, 2013

/s/ Gary Burks	Director	March 15, 2013

/s/ Joseph Gibson	Director	March 15, 2013

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to EX-3.1 of the Form 10-K filed 3/9/2012

3.2	Amended and Restated Bylaws, incorporated by reference to EX-3.2 of the Form 10-K filed 3/9/2012

4.1	Specimen Common Stock Certificate, incorporated by reference to EX-4.1 of the Form 10-12G filed 12/4/1998.

4.2	Certificate of Determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to EX-3.1 of the Form 8-K filed 9/28/2011

4.3	Form of Certificate for the Series B Preferred Stock, incorporated by reference to EX-4.1 of the Form 8-K filed 9/27/2011

10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.1 of the Form 8-K filed 9/27/2011

10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock, incorporated by reference to EX-10.2 of the Form 8-K filed 9/28/2011

10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock, incorporated by reference to EX-10.3 of the Form 8-K filed 9/27/2011

10.4	Office Building Lease between Gairn Partnership/First Avenue Square and Redding Bank of Commerce dated July 16, 1998, incorporated by reference to EX-10.2 of the Form 10-12G filed 12/4/1998

10.5*	2010 Equity Incentive Plan, incorporated by reference to Appendix D of the Definitive Proxy Statement for the 2010 Annual Shareholder Meeting filed 4/12/2010

10.6*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan, incorporated by reference to EX-10.4 of the Form 10-12G filed 12/4/1998

10.7*	Directors Deferred Compensation Plan, incorporated by reference to EX-10.7 of the Form 10-12G filed 12/4/1998

10.8*	Form of Deferred Compensation Agreement Used In Connection With Directors Deferred Compensation Plan, incorporated by reference to EX-10.8 of the Form 10-12G filed 12/4/1998

10.9*	Salary Continuation Agreement with Randy S. Eslick dated April 1, 2006, incorporated by reference to EX-10.17 of the Form 8-K filed 12/19/2006

10.10*	Amended Salary Continuation Agreement with Linda J. Miles dated December 31, 2006, incorporated by reference to EX-10.21 of the Form 8-K filed 1/03/2007

10.11*	Amended Salary Continuation Agreement with Patrick J. Moty dated September 27, 2007, incorporated by reference to EX-10.23 of the Form 8-K filed 9/27/2007

10.12*	Form of Salary Continuation Agreement with Samuel Jimenez , Robert Oberg and Theodore Cumming dated 01/22/2009, 06/01/2011, and 01/22/2009, respectively, incorporated by reference to EX-10.13 of the Form 10-K filed 3/9/2012.

10.13*	Employment Agreement Patrick J. Moty dated September 27, 2007, incorporated by reference to EX-10.22 of the Form 8-K filed 9/27/2007

10.14*	Employment Agreement with Randy S. Eslick dated October 14, 2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.15*	Employment Agreement with Linda J. Miles dated January 1, 2011, incorporated by reference to EX-10.26 of the Form 8-K filed 3/17/2011

10.16*	Employment Agreement with Robert C. Oberg dated January 1, 2011, incorporated by reference to EX-10.26 of the Form 8-K filed 3/17/2011

10.17*	Form of Employment Agreement with Samuel Jimenez dated October 14,2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

10.18*	Form of Employment Agreement with Theodore J. Cumming dated October 14,2008, incorporated by reference to EX-10.22 of the Form 8-K filed 10/17/2008

EXHIBIT INDEX

10.19	Amended Employment Agreement with Samuel D. Jimenez, dated March 1, 2012, incorporated by reference to Ex-99.1 of the form 8-K filed March 2, 2012.

10.20	Amendment to the Salary Continuation Agreement for Linda J. Miles, dated November 21, 2012, incorporated by reference to Ex-10.27 of the form 8-K filed November 21, 2012.

10.21	Amendment to the Salary Continuation Agreement for Patrick J. Moty, dated November 21, 2012, incorporated by reference to EX-10.27 of the form 8-K filed November 21, 2012

10.22	Form of Supplemental Life Insurance Agreement off Theodore M. Cumming, Robert C. Oberg, and Robert N. Rowe dated December 31,2012, incorporated by reference to EX-10.28 of the form 8-K filed January 2, 2013.

14	Bank of Commerce Code of Ethics, incorporated by reference to EX-10.12 of the Form 8-K filed 2/26/2003

21.1+	Subsidiaries of the Company

23.1+	Consent of Moss Adams LLP

24+	Power of Attorney (included on signature page to this report)

31.1+	Certification of Patrick J. Moty pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification pursuant to Section 1350

99.1+	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2+	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document