Form 10-Q
period 2013-03-31
Bank of Commerce Holdings
filed 2013-05-10
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Outstanding shares of Common Stock, no par value, as of March 31, 2013: 15,309,028

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)
Cash and due from banks	$44,226	$21,756
Interest bearing due from banks	23,604	23,312

Total cash and cash equivalents	67,830	45,068
Securities available-for-sale, at fair value	221,846	197,354
Securities held-to-maturity, at amortized cost	34,526	31,483
Portfolio loans	612,916	664,363
Allowance for loan and lease losses	(11,350)	(11,103)

Net loans	601,566	653,260
Bank premises and equipment, net	10,004	9,736
Goodwill and other intangibles	47	55
Other real estate owned	1,785	3,061
Other assets	40,911	39,407

TOTAL ASSETS	$978,515	$979,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$112,501	$117,474
Demand - interest bearing	237,542	239,592
Savings accounts	91,434	89,364
Certificates of deposit	256,916	254,622

Total deposits	698,393	701,052
Securities sold under agreements to repurchase	15,625	13,095
Federal Home Loan Bank borrowings	125,000	125,000
Junior subordinated debentures	15,465	15,465
Other liabilities	15,251	14,491

Total Liabilities	869,734	869,103
COMMITMENTS AND CONTINGENCIES (NOTE 11)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2013 and 20,000 in 2012	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 16,991,495 issued; 15,309,028 outstanding as of March 31, 2013 and 15,972,005 outstanding on December 31, 2012	35,618	38,871
Retained earnings	51,792	50,261
Accumulated other comprehensive income , net of tax	1,440	1,258

Total Equity – Bank of Commerce Holdings	108,781	110,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$978,515	$979,424

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three months ended March 31, 2013 and March 31, 2012

	For the three months ended March 31,
(Amounts in thousands)	2013	2012
Interest income:
Interest and fees on loans	$7,647	$8,372
Interest on tax-exempt securities	623	580
Interest on U.S. government securities	384	391
Interest on other securities	823	732

Total interest income	9,477	10,075

Interest expense:
Interest on demand deposits	139	157
Interest on savings deposits	71	116
Interest on certificates of deposit	697	1,065
Interest on securities sold under repurchase agreements	4	6
Interest on Federal Home Loan Bank borrowings	0	150
Interest on other borrowings	60	56

Total interest expense	971	1,550

Net interest income	8,506	8,525
Provision for loan losses	1,050	1,300

Net interest income after provision for loan and lease losses	7,456	7,225

Noninterest income:
Service charges on deposit accounts	46	47
Payroll and benefit processing fees	128	155
Earnings on cash surrender value – Bank owned life insurance	156	113
Gain on investment securities, net	189	645
Merchant credit card service income, net	33	35
Other income	272	284

Total noninterest income	824	1,279

Noninterest expense:
Salaries and related benefits	2,924	3,058
Occupancy and equipment expense	574	542
Federal Deposit Insurance Corporation insurance premium	88	212
Data processing fees	134	70
Professional service fees	269	303
Deferred compensation expense	155	144
Other expenses	1,318	1,496

Total noninterest expense	5,462	5,825

Income from continuing operations before provision for income taxes	2,818	2,679
Provision for income taxes	778	803

Net Income from continuing operations	$2,040	$1,876

Discontinued Operations:
Income (loss) from discontinued operations	$0	$659
Income tax expense associated with income (loss) from discontinued operations	0	299

Net income (loss) from discontinued operations	0	360

Less: Net income from discontinued operations attributable to noncontrolling interest	0	176

Net income (loss) from discontinued operations attributable to controlling interest	0	184

Net income attributable to Bank of Commerce Holdings	2,040	2,060

Less: Preferred dividends and accretion on preferred stock	50	186
Income available to common shareholders	$1,990	$1,874

Basic earnings per share attributable to continuing operations	$0.13	$0.10
Basic earnings per share attributable to discontinued operations	$0.00	$0.01
Average basic shares	15,686	16,805
Diluted earnings per share attributable to continuing operations	$0.13	$0.10
Diluted earnings per share attributable to discontinued operations	$0.00	$0.01
Average diluted shares	15,703	16,805

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31, 2013 and March 31, 2012

	Three months ended March 31,
	2013	2012
Net income from continuing operations	$2,040	$1,876
Available-for-sale securities:
Unrealized gains (losses) arising during the period	600	1,190
Reclassification adjustments for net gains realized in earnings (net of tax expense of $78 and $266 for the three months ended March 31, 2013 and 2012, respectively)	(111)	(379)
Income tax (expense) benefit related to unrealized (gains) losses	(247)	(490)

Net change in unrealized gains (losses)	242	321
Held-to-maturity securities:
Held-to-maturity reclassification from available-for-sale	0	0
Accretion of held-to-maturity other comprehensive income to municipal yield	(23)	0

Net change in unrealized gains	(23)	0
Derivatives:
Unrealized (losses) gains arising during the period	86	124
Reclassification adjustments for net gains realized in earnings (net of tax expense of $62 and $21 for the three months ended March 31, 2013 and 2012, respectively)	(88)	(29)
Income tax benefit (expense) related to unrealized losses (gains)	(35)	(53)

Net change in unrealized (losses) gains	(37)	42

Other comprehensive (loss) income, net of tax	182	363

Total comprehensive income	2,222	2,239
Income from discontinued operations	0	659
Income tax expense from discontinued operations	0	299
Less: Net income from discontinued operations attributable to noncontrolling interest	0	176

Comprehensive income – Bank of Commerce Holdings	$2,222	$2,423

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2012 and three months ended March 31, 2013

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income from continuing operations				7,560		7,560		7,560
Net Income from discontinued operations				204		204		204
Less: Income from noncontrolling interests of discontinued operations, net of tax				(348)		(348)	348	0
Other comprehensive income, net of tax					(487)	(487)		(487)

Comprehensive income						6,929		7,277
Disposition of noncontrolling interest							(3,476)	(3,476)
Preferred stock dividend				(880)		(880)		(880)
Repurchase of common stock		(1,019)	(4,305)			(4,305)		(4,305)
Common cash dividend ($0.12 per share)				(1,946)		(1,946)		(1,946)
Compensation expense associated with stock options			61			61		61
Balance at December 31, 2012	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321

Unaudited
(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321
Net Income from continuing operations				2,040		2,040		2,040
Other comprehensive income, net of tax					182	182		182

Comprehensive income						2,222		2,222
Preferred stock dividend				(50)		(50)		(50)
Repurchase of common stock		(663)	(3,258)			(3,258)		(3,258)
Common cash dividend ($0.03 per share)				(459)		(459)		(459)
Compensation expense associated with stock options			5			5		5
Balance at March 31, 2013	$19,931	15,309	$35,618	$51,792	$1,440	$108,781	$0	$108,781

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2013 and March 31, 2012

(Dollars in thousands)	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income from continuing operations	$2,040	$1,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,050	1,300
Provision for unfunded commitments	200	0
Provision for depreciation and amortization	296	210
Compensation expense associated with stock options	5	37
Gross proceeds from sales of loans held-for-sale, carried at cost	0	202,105
Gross originations of loans held-for-sale, carried at cost	0	(201,160)
Gain on sale of securities available-for-sale	(189)	(645)
Amortization of investment premiums and accretion of discounts, net	151	380
(Gain) loss on sale of other real estate owned	(30)	369
(Increase) decrease in deferred income taxes	(1,279)	(467)
Increase in cash surrender value of bank owned life policies	(129)	(93)
(Increase) decrease in other assets	(66)	1,632
Increase in deferred compensation	129	122
Decrease in deferred loan fees	4	8
Increase in other liabilities	345	776
Decrease (increase) in assets from discontinued operations	0	7,516
(Decrease) increase in liabilities and equity from discontinued operations	0	(8,316)

Net cash provided by operating activities	2,527	5,650

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	2,225	4,385
Proceeds from sale of available-for-sale securities	9,973	25,466
Purchases of available-for-sale securities	(36,269)	(18,398)
Purchases of held-to-maturity securities	(3,014)	0
Loan originations, net of principal repayments	49,483	2,876
Purchase of premises and equipment, net	(564)	(342)
Proceeds from the sale of other real estate owned	2,463	1,582

Net cash provided by investing activities	24,297	15,569

Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	(4,953)	(13,819)
Net increase in certificates of deposit	2,294	11,013
Net increase (decrease) in securities sold under agreements to repurchase	2,530	(301)
Advances on term debt	450,000	276,000
Repayment of term debt	(450,000)	(275,000)
Repurchase of common stock	(3,258)	(1,962)
Cash dividends paid on common stock	(479)	(510)
Cash dividends paid on preferred stock	(196)	(261)

Net cash used in financing activities	(4,062)	(4,840)

Net increase in cash and cash equivalents	22,762	16,379
Cash and cash equivalents at beginning of year	45,068	47,315

Cash and cash equivalents at end of period	$67,830	$63,694

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three months ended March 31, 2013 and March 31, 2012

(Dollars in thousands)	March 31, 2013	March 31, 2012
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$620	$583
Interest	$968	$2,102
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$1,157	$134
Changes in unrealized gain (loss) on investment securities available-for-sale	$412	$545
Changes in deferred tax asset related to changes in unrealized gain on investment securities	(170)	(224)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$242	$321
Changes in unrealized gain (loss) on derivatives	$(87)	$124
Changes in deferred tax asset related to changes in unrealized loss on derivatives	36	(53)

Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(51)	$71
Reclassification of earnings from gains on derivatives	$(150)	$(50)
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	62	21

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(88)	$(29)
Accretion of held-to-maturity from other comprehensive income to interest income	$39	$0
Changes in deferred tax asset related to accretion of held-to-maturity investment securities	(16)	0

	$23	$0

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (BHC) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce and Roseville Bank of Commerce, a division of Redding Bank of Commerce (the “Bank”) (collectively the “Company”). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), the valuation of other real estate owned (OREO), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. As indicated in Note 3, Discontinued Operations, in these Notes to the Unaudited Consolidated Financial Statements, the Company’s results discussed in the consolidated financial statements reflect continuing operations unless otherwise noted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2012 Annual Report on Form 10-K. The results of operations and cash flows for the 2013 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2013, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, the FASB issued ASU No. 2013-07, Liquidation Basis of Accounting. The Update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).

An entity should recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s). The entity also is required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The amendments apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940 (the 1940 Act). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect this ASU will have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this Update are effective for fiscal years, and interim periods with those years, beginning after December 15, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company has adopted this ASU but it has not impact to the Company’s consolidated reported financial position or results of operations.

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

Under the terms of the Stock Purchase Agreement, the purchaser acquired Bank of Commerce Holdings’ 51% interest at a price of $5.2 million. In exchange for Bank of Commerce Holdings’ 51% share of the Mortgage Company’s equity, Bank of Commerce Holdings received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million. Pursuant to the Stock Purchase Agreement, the Bank will remain 51% liable to any losses or damages arising from any loan buyback agreements in connection with the business of the Company entered into after the date of the closing of the original Stock Purchase Agreement and prior to June 30, 2012. The existing shareholder will be responsible for 49% of any losses or damages arising from such loan buyback agreements. As of March 31, 2013, from the inception of the Stock Purchase Agreement, the Company has not realized or incurred any losses arising from loan buybacks.

Payments on the promissory note are generally due over a five year period but potentially subject to a deferral period, based on a prescribed payment schedule commencing in 2013, with 35% due year one, 25% due year two, 20% due year three, 15% due year four and 5% due year five. The promissory note carries a zero rate of interest and the obligation is generally guaranteed by the continuing shareholder of the Mortgage Company. See Note 9, Discontinued Operations in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed March 15, 2013 for additional disclosures regarding the expected future cash flows from payments of the promissory note.

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

The warehouse line of credit provides the Mortgage Company with additional funding capacity of $10.0 million, based on a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or specific period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of March 31, 2013. The outstanding warehouse line balances at March 31, 2013 and December 30, 2012 were $7.6 million and $7.5 million, respectively.

Through the early purchase program, the former mortgage subsidiary will continue to sell undivided participation ownership interests in mortgage loans with recourse to the Bank. The maximum amount of loans the Bank will own at any time may not exceed 80% of the Bank’s total risk based capital. At March 31, 2013, the Mortgage Company had sold the Bank a participation interest in loans amounting to $19.9 million, or 15% of the Bank’s total risk based capital.

The disposal of the Mortgage Company, which was accounted for as a segment of the Company, resulted in a $746 thousand loss. Accordingly, discontinued operations accounting was applied and the loss was incorporated under the caption Discontinued Operations, in the Consolidated Statements of Operations included in the Company’s Form 10-K filed March 15, 2013. See Note 9, Discontinued Operations in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed March 15, 2013 for additional disclosures regarding the loss on disposal of discontinued operations.

The following table presents summarized financial information for discontinued operations for the three months ended March 31, 2012. The amounts represented are net of intercompany transactions.

Three months ended March 31,
Interest on fees and loans	$585
Interest on other borrowings	645

Net interest income	(60)

Mortgage banking revenue, net	4,932

Noninterest income	4,932

Salaries and related benefits	2,925
Occupancy and equipment expense	320
Professional service fees	360
Other expenses	608

Noninterest expense	4,213

Income from operations	659
Loss on disposal of Mortgage Subsidiary	—

(Loss) income from discontinued operations	659
Income tax (benefit) expense associated with income from discontinued operations	299

Net (loss) income from discontinued operations	360

Less: Net income from discontinued operations attributable to noncontrolling interest	176

Net (loss) income from discontinued operations attributable to controlling interest	$184

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following is a computation of basic and diluted EPS for the three months ended March 31, 2013, and 2012:

(Dollars in thousands, except per share data)	For the three months ended March 31,
Earnings Per Share	2013	2012
NUMERATORS:
Net income from continuing operations	$2,040	$1,876
Less:
Preferred stock dividends	50	186
Accretion on preferred stock	0	0

Net income from continuing operations available to common shareholders	$1,990	$1,690

Net income (loss) from discontinued operations	$0	$360
Less:
Net income from discontinued operations attributable to noncontrolling interest	0	176

Net income (loss) from discontinued operations attributable to controlling interest available to common shareholders	$0	$184

DENOMINATORS:
Weighted average number of common shares outstanding - basic	15,686	16,805
Effect of potentially dilutive common shares (1)	17	0

Weighted average number of common shares outstanding - diluted	15,703	16,805
EARNINGS PER COMMON SHARE:
Basic attributable to continuing operations	$0.13	$0.10
Basic attributable to discontinued operations	$0.00	$0.01
Diluted attributable to continuing operations	$0.13	$0.10
Diluted attributable to discontinued operations	$0.00	$0.01
Anti-dilutive options not included in earnings per share calculation	122,337	410,455

(1)	Represents the effects of the assumed exercise of stock options

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warrant such purchases. Purchased shares will be retired accordingly. There are no guarantees as to the exact number of shares to be purchased, and the stock repurchase plan may be modified, suspended, or terminated without prior notice. Pursuant to the stock repurchase plan, the Company repurchased 485,983 common shares during the three months ended March 31, 2012, and purchased the full amount of shares authorized under the plan as of December 31, 2012. The shares were retired subsequent to purchase.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchase. As of March 31, 2013, the Company has purchased 662,977 shares according to the respective stock repurchase plan.

NOTE 5. SECURITIES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $35 thousand at the time of transfer. The net unrealized gain of $839 thousand which is recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2013, and December 31, 2012:

(Dollars in thousands)	As of March 31, 2013
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$2,971	$0	$(41)	$2,930
Obligations of state and political subdivisions	64,121	1,824	(368)	65,577
Residential mortgage backed securities and collateralized mortgage obligations	59,520	667	(537)	59,650
Corporate securities	63,487	1,606	(236)	64,857
Other asset backed securities	28,405	641	(214)	28,832

Total	$218,504	$4,738	$(1,396)	$221,846

Held-to-maturity securities

Obligations of state and political subdivisions	$34,526	$121	$(753)	$33,894

(Dollars in thousands)	As of December 31, 2012
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$2,970	$0	$(24)	$2,946
Obligations of state and political subdivisions	56,802	1,797	(115)	58,484
Residential mortgage backed securities and collateralized mortgage obligations	51,177	670	(317)	51,530
Corporate securities	60,516	1,358	(318)	61,556
Other asset backed securities	22,958	271	(391)	22,838

Total	$194,423	$4,096	$(1,165)	$197,354

Held-to-maturity securities

Obligations of state and political subdivisions	$31,483	$60	$(50)	$31,493

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of March 31, 2013, are shown below.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$2,027	$2,058	$0	$0
One year through five years	71,882	73,585	369	370
Five years through ten years	73,908	74,370	10,738	10,790
After ten years	70,687	71,833	23,419	22,734

	$218,504	$221,846	$34,526	$33,894

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $59.2 million in securities with safekeeping institutions for pledging purposes. Of this amount, $36.3 million were pledged as of March 31, 2013. The following table presents the fair market value of the securities pledged, segregated by purpose, as of March 31, 2013:

(Dollars in thousands)	Amount
Public funds collateral	$15,205
Collateralized repurchase agreements	15,625
Federal Home Loan Bank borrowings	0
Interest rate swap contracts	5,454

Total pledged securities	$36,284

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Proceeds from sales of securities	$9,973	$25,466
Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$33	$591
Residential mortgage backed securities and collateralized mortgage obligations	87	12
Corporate securities	17	113
Other asset backed securities	52	0

Total gross realized gains on sales of securities	$189	$716
Gross realized losses on sales of securities
Residential mortgage backed securities and collateralized mortgage obligations	$0	$(72)

Total gross realized losses on sales of securities	$0	$(72)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at March 31, 2013, and December 31, 2012. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of March 31, 2013
(Dollars in thousands)	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$2,930	$(41)	$0	$0	$2,930	$(41)
Obligations of states and political subdivisions	20,820	(363)	167	(5)	20,987	(368)
Residential mortgage backed securities and collateralized mortgage obligations	27,769	(394)	2,929	(143)	30,698	(537)
Corporate securities	12,209	(169)	4,928	(67)	17,137	(236)
Other asset backed securities	12,332	(184)	1,472	(30)	13,804	(214)

Total temporarily impaired securities	$76,060	$(1,151)	$9,496	$(245)	$85,556	$(1,396)

Held-to-maturity securities

Obligations of states and political subdivisions	$22,651	$(753)	$0	$0	$22,651	$(753)

	As of December 31, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$2,947	$(24)	$0	$0	$2,947	$(24)
Obligations of states and political subdivisions	8,443	(109)	166	(6)	8,609	(115)
Residential mortgage backed securities and collateralized mortgage obligations	14,367	(288)	1,662	(29)	16,029	(317)
Corporate securities	16,036	(85)	6,762	(233)	22,798	(318)
Other asset backed securities	9,626	(242)	1,419	(149)	11,045	(391)

Total temporarily impaired securities	$51,419	$(748)	$10,009	$(417)	$61,428	$(1,165)

Held-to-maturity securities

Obligations of states and political subdivisions	$11,154	$(50)	$0	$0	$11,154	$(50)

At March 31, 2013 and December 31, 2012, one hundred twenty-six and eighty-two securities were in unrealized loss positions, respectively.

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

The available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2013, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

the security and it is more likely than not we will not be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company did not recognize impairment losses.

NOTE 6. LOANS

Outstanding loan balances consist of the following at March 31, 2013, and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial	$189,670	$232,276
Real estate – construction loans	16,235	16,863
Real estate – commercial (investor)	203,305	211,318
Real estate – commercial (owner occupied)	75,969	75,085
Real estate – ITIN loans	58,981	60,105
Real estate – mortgage	19,147	18,452
Real estate – equity lines	45,439	45,181
Consumer	3,596	4,422
Other	266	349

Gross portfolio loans	$612,608	$664,051
Less:
Deferred loan fees, net	(308)	(312)
Allowance for loan and lease losses	11,350	11,103

Net portfolio loans	$601,566	$653,260

Gross loan balances in the table above include net premiums of $44 thousand and $24 thousand as of March 31, 2013, and December 31, 2012, respectively.

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

Age analysis of past due loans, segregated by class of loans, as of March 31, 2013, and December 31, 2012, were as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
March 31, 2013
Commercial	$0	$0	$0	$0	$189,670	$189,670	$0
Commercial real estate:
Construction	0	0	0	0	16,235	16,235	0
Other	12,996	0	7,609	20,605	258,669	279,274	0
Residential:
1-4 family	1,987	1,273	4,750	8,010	70,118	78,128	0
Home equities	910	0	0	910	44,529	45,439	0
Consumer	0	0	0	0	3,862	3,862	0

Total	$15,893	$1,273	$12,359	$29,525	$583,083	$612,608	$0

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial	$312	$59	$0	$371	$231,905	$232,276	$0
Commercial real estate:
Construction	0	0	0	0	16,863	16,863	0
Other	1,265	2,326	8,343	11,934	274,469	286,403	0
Residential:
1-4 family	2,758	1,460	5,019	9,237	69,320	78,557	0
Home equities	126	23	0	149	45,032	45,181	0
Consumer	0	0	0	0	4,771	4,771	0

Total	$4,461	$3,868	$13,362	$21,691	$642,360	$664,051	$0

A loan is considered impaired when based on current information and events, the Company determines it is probable that it will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when the Company identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral is used, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. The Company obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by the Company’s Chief Credit. Although an external appraisal is the primary source to value collateral dependent loans, the Company may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Company does not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of March 31, 2013, and December 31, 2012:

	As of March 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$87	$90	$0
Commercial real estate:
Other	23,977	28,199	0
Residential:
1-4 family	6,164	8,614	0

Total with no related allowance recorded	$30,228	$36,903	$0
With an allowance recorded:
Commercial	$3,403	$3,450	$1,071
Commercial real estate:
Other	5,405	5,405	611
Residential:
1-4 family	8,092	8,999	888
Home equities	536	536	77

Total with an allowance recorded	$17,436	$18,390	$2,647
Subtotal:
Commercial	$3,490	$3,540	$1,071
Commercial real estate	$29,382	$33,604	$611
Residential	$14,792	$18,149	$965

Total impaired loans	$47,664	$55,293	$2,647

	As of December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$109	$109	$0
Commercial real estate:
Other	24,479	29,558	0
Residential:
1-4 family	5,809	8,630	0

Total with no related allowance recorded	$30,397	$38,297	$0
With an allowance recorded:
Commercial	$3,349	$3,370	$1,051
Commercial real estate:
Other	4,598	4,598	194
Residential:
1-4 family	8,755	9,603	980
Home equities	561	561	76

Total with an allowance recorded	$17,263	$18,132	$2,301
Subtotal:
Commercial	$3,458	$3,479	$1,051
Commercial real estate	$29,077	$34,156	$194
Residential	$15,125	$18,794	$1,056

Total impaired loans	$47,660	$56,429	$2,301

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

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $334 thousand and $230 thousand for the three months ended March 31, 2013 and 2012, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial	$3,420	$2,935
Commercial real estate:
Other	23,363	24,008
Residential:
1-4 family	11,302	11,630

Total	$38,085	$38,573

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$3,454	$5	$0	$0
Commercial real estate:
Construction	0	0	105	0
Other	29,121	81	21,090	62
Residential:
1-4 family	14,387	19	17,427	17
Home equities	487	3	802	4

Total	$47,449	$108	$39,424	$83

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

Rate and Principal Reduction – A modification in which the interest rate is modified and the principal is reduced.

Rate and Payment Deferral – A modification in which the interest rate is modified and a portion of the principal is deferred.

The following tables present the period ending balances of newly restructured loans that occurred during the three months ended March 31, 2013 and 2012, respectively:

	For the three months March 31, 2013
(Dollars in thousands)	Rate	Rate & Maturity	Rate & Principal Reduction	Rate & Payment Deferral	Total
Residential:
1-4 family	$354	$55	$0	$116	$525
Home equities	0	74	0	0	74

Total	$354	$129	$0	$116	$599

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	For the three months March 31, 2012
(Dollars in thousands)	Rate	Rate & Maturity	Rate & Principal Reduction	Rate & Payment Deferral	Total
Residential:
1-4 family	$554	$0	$0	$0	$554
Home equities	57	0	302	0	359

Total	$611	$0	$302	$0	$913

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three ended March 31, 2013, and 2012.

	For the three months ended March 31,
(Dollars in thousands)	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential:
1-4 family	6	$451	$517	5	$552	$572
Home equities	1	74	75	2	410	362

Total	7	$525	$592	7	$962	$934

At March 31, 2013 and December 31, 2012, impaired loans of $8.2 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company had $24.0 million in TDRs compared to $24.7 million as of December 31, 2012. As of March 31, 2013, the Company had one hundred and eight loans that qualified as TDRs, of which eighty-eight were performing according to their restructured terms. TDRs represented 3.91% of gross portfolio loans as of March 31, 2013, compared with 3.71% at December 31, 2012.

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended March 31, 2013 and 2012, respectively:

	For the three months ended March 31,
(Dollars in thousands)	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$453	0	$0
Commercial real estate:
Other	1	734	0	0
Residential:
1-4 family	0	0	4	469

Total	2	$1,187	4	$469

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Performing and nonperforming loans, segregated by class of loans, are as follows:

	March 31, 2013
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$186,250	$3,420	$189,670
Commercial real estate:
Construction	16,235	0	16,235
Other	255,911	23,363	279,274
Residential:
1-4 family	66,826	11,302	78,128
Home equities	45,439	0	45,439
Consumer	3,862	0	3,862

Total	$574,523	$38,085	$612,608

	December 31, 2012
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$229,341	$2,935	$232,276
Commercial real estate:
Construction	16,863	0	16,863
Other	262,395	24,008	286,403
Residential:
1-4 family	66,927	11,630	78,557
Home equities	45,181	0	45,181
Consumer	4,771	0	4,771

Total	$625,478	$38,573	$664,051

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of March 31, 2013, and December 31, 2012:

	March 31, 2013
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$158,281	$17,550	$7,933	$5,906	$0	$189,670
Commercial real estate:
Construction	16,165	70	0	0	0	16,235
Other	233,490	15,145	894	29,745	0	279,274
Residential:
1-4 family	62,695	1,177	0	14,256	0	78,128
Home equities	41,146	2,663	0	1,630	0	45,439
Consumer	3,551	271	0	40	0	3,862

Total	$515,328	$36,876	$8,827	$51,577	$0	$612,608

	December 31, 2012
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$203,280	$16,330	$6,850	$5,816	$0	$232,276
Commercial real estate:
Construction	16,790	73	0	0	0	16,863
Other	225,772	30,421	897	29,313	0	286,403
Residential:
1-4 family	62,356	1,180	457	14,564	0	78,557
Home equities	40,935	2,666	0	1,580	0	45,181
Consumer	4,376	354	0	41	0	4,771

Total	$553,509	$51,024	$8,204	$51,314	$0	$664,051

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of March 31, 2013, and December 31, 2012:

	As of March 31, 2013
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(398)	0	(24)	(423)	0	(845)
Recoveries	7	0	0	35	0	42
Provision	588	1,071	19	(132)	(496)	1,050

Ending balance	$4,365	$3,854	$23	$2,815	$293	$11,350

Ending balance: individually evaluated for impairment	$1,071	$611	$0	$965	$0	$2,647
Ending balance: collectively evaluated for impairment	$3,294	$3,243	$23	$1,850	$293	$8,703
Financing receivables
Ending balance	$189,670	$295,509	$3,862	$123,567	$0	$612,608
Ending balance individually evaluated for impairment	$3,490	$29,382	$0	$14,792	$0	$47,664
Ending balance collectively evaluated for impairment	$186,180	$266,127	$3,862	$108,775	$0	$564,944

	As of December 31, 2012
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(604)	(6,541)	(5)	(2,712)	0	(9,862)
Recoveries	118	13	2	810	0	943
Provision	1,881	5,515	(2)	1,547	459	9,400

Ending balance	$4,168	$2,783	$28	$3,335	$789	$11,103

Ending balance: individually evaluated for impairment	$1,051	$194	$0	$1,056	$0	$2,301
Ending balance: collectively evaluated for impairment	$3,117	$2,589	$28	$2,279	$789	$8,802
Financing receivables
Ending balance	$232,276	$303,266	$4,771	$123,738	$0	$664,051
Ending balance individually evaluated for impairment	$3,458	$29,077	$0	$15,125	$0	$47,660
Ending balance collectively evaluated for impairment	$228,818	$274,189	$4,771	$108,613	$0	$616,391

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The ALLL totaled $11.4 million or 1.85% of total portfolio loans at March 31, 2013 and $11.1 million or 1.67% at December 31, 2012. The related allowance allocation for the Individual Tax Identification Number (ITIN) portfolio which is included in the residential classification was $1.1 million and $1.5 million at March 31, 2013, and December 31, 2012, respectively. In addition, as of December 31, 2012, the Company had $154.6 million in commitments to extend credit, and recorded a reserve for off balance sheet commitments of $698 thousand in other liabilities in the Consolidated Balance Sheets.

During 2012, pursuant to ASC 860, Transfers and Servicing, and in connection with the sale of our former mortgage subsidiary, the Company reclassified mortgage loans held-for-sale to secured borrowings. Accordingly, at December 31, 2012, $65.1 million in loans held-for-sale were reclassified as a secured commercial loan, and were included in portfolio loan balances at December 31, 2012. At the time of the transfer, management determined that no additional allowance reserves were necessary due to the short term nature of the agreement, and insignificant loss histories of this loan class. As of March 31, 2013, the secured commercial loan balance was $19.9 million, a decrease of $45.2 million compared to December 31, 2012. The decrease in the secured commercial borrowing line is primarily attributable to management’s strategic objective to reduce the lending concentration in this product. Consequently, the ALLL to total loans ratio reported at March 31, 2013, increased significantly compared to the reported ratio at December 31, 2012.

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

Management believes that the ALLL was adequately funded as of March 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

Approximately 68% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The recent U.S. recession, the housing market downturn, and depressed real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the ALLL for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy during our last recession, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2013, the unallocated allowance amount represented 3% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At March 31, 2013, and December 31, 2012, the recorded investment in OREO was $1.8 million and $3.1 million, respectively. For the three months ended March 31, 2013, the Company transferred foreclosed property from five loans in the amount of $1.2 million to OREO and adjusted the balances through charges to the ALLL in the amount of $4 thousand relating to the transferred foreclosed property. During the three months ended March 31, 2013, no further impairment was identified on the foreclosed properties. During this period, the Company sold eight properties with balances of $2.4 million for a net gain of $30 thousand. The March 31, 2013 OREO balance consists of thirteen properties, of which ten are secured with 1-4 family residential real estate in the amount of $837 thousand. The remaining three properties consist of improved commercial land in the amount of $750 thousand, a commercial real estate property in the amount of $174 thousand, and a vacant residential lot in the amount of $24 thousand.

NOTE 8. ACCOUNTING FOR INCOME TAX AND UNCERTAINTIES

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rates and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities, bank owned life insurance, preferential state tax treatment for qualified enterprise zone loans, and federal tax credits afforded through the Company’s participation in a California Affordable Housing project.

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

The Company’s effective income tax rate was 27.61% for the three months ended March 31, 2013, compared with 29.97% for the three months ended March 31, 2012. The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations divided by income from continuing operations.

NOTE 9. FEDERAL FUNDS PURCHASED

At March 31, 2013 and December 31, 2011, the Company had $0 outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $56.5 million at March 31, 2013. The Bank had available lines of credit with the Federal Reserve totaling $27.3 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at March 31, 2013. At March 31, 2013, the lines of credit had interest rates ranging from 0.28% to 2.16%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 10. TERM DEBT

The Bank had outstanding secured advances from the FHLB at March 31, 2013 and December 31, 2012 of $125.0 million and $125.0 million, respectively.

Future contractual maturities of FHLB term advances at March 31, 2013 are as follows:

(Dollars in thousands)
Year	Amount
2013	$115,000
2014	0
2015	10,000
2016	0
Thereafter	0

Total FHLB advances	$125,000

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The maximum amount outstanding from the FHLB under term advances at any month end during the three months ended March 31, 2013, and the year ended December 31, 2012 was $135.0 million and $125.0 million, respectively. The average balance outstanding on FHLB term advances during the three months ended March 31, 2013 and year ended December 31, 2012 was $136.5 million and $110.4 million, respectively. The weighted average interest rate on the borrowings at March 31, 2013 and December 31, 2012 was 0.36% and 0.39%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of March 31, 2013, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $5.9 million. Furthermore, the Company has pledged $252.8 million of its commercial real estate and 1-4 family real estate mortgage loans, and has borrowed $125.0 million against the pledged loans. As of March 31, 2013, the Company held $17.6 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of March 31, 2013.

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

Rent expense for the three months ended March 31, 2013 and 2012 was $105 thousand and $116 thousand, respectively. Rent expense was offset by rent income of $4 thousand and $7 thousand, for the three months ended March 31m 2013 and 2012, respectively.

The following table sets forth, as of March 31, 2013, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2013	$239
2014	390
2015	422
2016	433
2017	371
Thereafter	1,470

Total	$3,325

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$149,778	$144,333
Standby letters of credit	2,915	3,012
Guaranteed commitments outstanding	1,880	1,290

Total commitments	$154,573	$148,635

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the three ended March 31, 2013, and the year ended December 31, 2012, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the year ended December 31, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the three months ended March 31, 2013. At March 31, 2013, approximately $2.6 million of standby letters of credit expire within one year, and $314 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $698 thousand and $499 thousand at March 31, 2013 and December 31, 2012, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the three months ended March 31, 2013, the Company provided additional provisions of $200 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company, pursuant to a purchase agreement, acquires from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. As of March 31, 2013, the Company has approximately $19.9 million outstanding under the agreement. The majority of the mortgage loans were sold and removed from the balance sheet by March 30, 2013. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 68% and 65% of the Company’s gross loan and lease portfolio at March 31, 2013 and December 31, 2012, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market over the past five years, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated OCI for the three months ended March 31, 2013.

(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Comprehensive income three months ended March 31, 2013	219	(37)	182

Accumulated other comprehensive income as of March 31, 2013	$2,408	$(968)	$1,440

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

As of March 31, 2013, the Company performed on the first two legs of the forecasted transaction by executing forecasted FHLB borrowings of $75 million, with maturities that aligned with the respective interest rate swap agreements. Accordingly, during the three months ended March 31, 2013, net gains of $88 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable.

As of March 31, 2013, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

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

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $4.0 million as of March 31, 2013. Accordingly, the Company pledged one mortgage backed security and two collateralized mortgage backed securities with an aggregate par value of $5.6 million and an aggregate fair market value of $5.5 million. If the Company had breached any of these provisions at March 31,

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

2013, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2013, and December 31, 2012. See Note 14 in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Forward starting interest rate swaps (1)	Other assets/Other liabilities	$0	$0	$3,998	$4,085

(1)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)		Three months ended March 31,
Description	Income Sheet Location	2013	2012
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$150	$50

(1)	Cash flow designation removed. Gains represent amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

NOTE 14. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2013, and December 31, 2012, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets – Continued operations
Cash and cash equivalents	$67,830	$67,830	$45,068	$45,068
Securities available-for-sale	221,846	221,846	197,354	197,354
Securities held-to-maturity	34,526	33,894	31,483	31,493
Portfolio loans, net	601,566	611,704	653,260	664,119
Promissory note due from the Mortgage Company	3,592	3,592	3,592	3,592
Federal Home Loan Bank Stock	5,875	5,875	5,875	5,875
Financial liabilities – Continued operations
Deposits	$698,393	$699.902	$701,052	$702,817
Securities sold under agreements to repurchase	15,625	15,640	13,095	13,095
Federal Home Loan Bank advances	125,000	125,222	125,000	125,231
Subordinated debenture	15,465	8,082	15,465	8,109
Derivatives	3,998	3,998	4,085	4,085

Off balance sheet financial instruments:	Contract Amount		Contract Amount
Commitments to extend credit	$149,778		$144,333
Standby letters of credit	$2,915		$3,012
Guaranteed commitments outstanding	$1,880		$1,290

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

Deposits – The Company measures fair value of maturing deposits using Level 2 inputs. The fair values of deposits were derived by discounting their expected future cash flows based on the FHLB yield curves, and maturities. The Company obtained FHLB yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy. Deposits with no defined maturities, the fair values are the amounts payable on demand at the respective reporting date.

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At March 31, 2013, future cash flows were discounted at 6.13%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Fair Value at March 31, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,930	$0	$2,930	$0
Obligations of states and political subdivisions	65,576	0	65,576	0
Corporate securities	64,857	0	64,857	0
Other investment securities (1)	88,483	0	87,812	671

Total assets measured at fair value	$221,846	$0	$221,175	$671

Derivatives – forward starting interest rate swap	$3,998	$0	$3,998	$0

Total liabilities measured at fair value	$3,998	$0	$3,998	$0

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

(Dollars in thousands)	Fair Value at December 31, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,946	$0	$2,946	$0
Obligations of states and political subdivisions	58,484		57,353	1,131
Corporate securities	61,556	0	61,556	0
Other investment securities (1)	74,368	0	60,621	13,747

Total assets measured at fair value	$197,354	$0	$182,476	$14,878

Derivatives – forward starting interest rate swap	$4,085	$0	$4,085	$0

Total liabilities measured at fair value	$4,085	$0	$4,085	$0

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

Recurring Items – Continuing Operations

Debt Securities – The available-for-sale securities amount in the recurring fair value table above represents securities that have been adjusted to their fair values. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things. The Company has determined that the source of these fair values falls within Level 2 of the fair value hierarchy. Fair value amounts reported under Level 3 were derived from both observable and observable inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Sensitivity of the Level 3 Fair Value Measurements

Other investments – At March 31, 2013 and December 31, 2012 the Company held nonagency mortgage backed securities with a fair value of $671 thousand and $13.8 million classified as Level 3 in the fair value hierarchy, respectively. The significant unobservable inputs used in the fair value measurement of these securities are prepayment rates, probabilities of default, and loss severities in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Obligations of states and political subdivisions - At December 31, 2012 the Company held municipal securities with a fair value of $1.1 million classified as Level 3 in the fair value hierarchy. The fair value hierarchy classification for these securities differs from the remaining municipal bond portfolio which is classified as Level 2. Generally, for Level 2 municipal securities, the fair values are derived from discounted cash flows based on observable market yields for similarly rated securities with similar maturities.

The three municipal securities that comprise the $1.1 million classified as Level 3 in the fair value hierarchy were not rated by the respective rating agencies as of December 31, 2012, and did not have recent trade activity. As a result, unobservable inputs were used to derive the risk adjusted discount rate used to discount the expected future cash flows. Significant increases (decreases) in the risk adjusted discount rate in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in assumptions used for the perceived credit risk is accompanied by a directionally similar change in the discount rate used to discount the cash flows.

The following tables provide quantitative information about Level 3 fair value measurements for the three months ended March 31, 2013 and the year ended December 31, 2012.

March 31, 2013	Fair Value	Valuation Techniques(s)	Unobservable Input
Other investment securities	671	Discounted cash flow	Constant prepayment rate Probability of default Loss Severity

December 31, 2012	Fair Value	Valuation Techniques(s)	Unobservable Input
Obligations of states and political subdivisions	1,131	Discounted cash flow	Risk adjusted discount rate

Other investment securities	13,747	Discounted cash flow	Constant prepayment rate Probability of default Loss Severity

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three months ended March 31, 2013, and 2012. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and Settlements	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Three months ended March 31, 2013
Obligations of states and political subdivisions	$1,131		0	0	(1,130)	$0	0
Mortgage backed securities	$13,747		0	0	(12,997)	$750	0
Three months ended March 31, 2012
Derivatives – interest rate lock commitments (1)	$179	0	(195)	0	0	$(16)	0
Earn out payable (2)	$600	0	0	0	(400)	$200	0

(1)	Pursuant to the sale of the Mortgage Company effective June 30, 2012, the Company no longer has interest rate lock commitments, and has settled the earn out payable. See Note 3, Discontinued Operations in these Notes to Unaudited Consolidated Financial Statements for further detail on the sale of the Mortgage Company. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.
(2)	The earn out payable amount in the table above represents the fair value of the Company’s earn out incentive agreement with the Company’s former subsidiary Bank of Commerce Mortgage. The noncontrolling shareholder’s of the mortgage subsidiary will earn certain cash payments from the Company, based on targeted results. The fair value of the earn out payable was estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. During 2012, the remaining earn out incentive proceeds were netted with consideration received by the Company as part of the sales transaction of the Bank of Commerce Mortgage, and the liability was terminated as of July 1, 2012. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During December of 2012, the Company transferred $1.1 million and $13.7 million in municipal bonds and nonagency mortgage backed securities from Level 2 into Level 3. The Company determined the fair values of these securities were derived by both observable and unobservable inputs. Accordingly, a Level 3 classification was deemed necessary. During the three months ended March 31, 2013, the Company transferred $1.1 million and $12.9 million in municipal bonds and nonagency mortgage backed securities from Level 3 to Level 2. The Company determined the fair values of these securities using observable inputs.

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

(Dollars in thousands)	Fair Value at March 31, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$930	$0	$0	$930
Other real estate owned	148	0	0	148

Total assets measured at fair value	$1,078	$0	$0	$1,078

(Dollars in thousands)	Fair Value at December 31, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$12,865	$0	$0	$12,865
Other real estate owned	931	0	0	931

Total assets measured at fair value	$13,796	$0	$0	$13,796

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Impaired loans	$156	$507
Other real estate owned	5	44

Total	$161	$551

For the three months ended March 31, 2013:

•	Collateral dependent impaired loans with a carrying amount of $1.1 million were written down to their fair value of $930 thousand resulting in a $156 thousand adjustment to the ALLL.

•	Two properties transferred in with an aggregate carrying value of $153 thousand and were written down to their fair value of $148 thousand, resulting in a $5 thousand adjustment to the ALLL

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2012 to March 31, 2013. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2013, compared to the same periods in 2012. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (BHC) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of CommerceTM (“Bank”), which operates under two separate names (Redding Bank of Commerce and Roseville Bank of Commerce a division of Redding Bank of Commerce). We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. During 2007, we re-branded the Bank as “Bank of Commerce | Bank of Choice” reflecting a renewed commitment to making the Bank the choice for local businesses with a fresh focus on family and personal finances. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California, such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction and term loans, travelers checks, safe deposit boxes, collection services and electronic banking activities. The Bank offers wealth management services through a third party investment broker.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that, despite the turbulent economy and growth in our loan portfolio, we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of March 31, 2013, we had $39.9 million in nonperforming assets, or 4.07% of total assets. We also seek to maintain an adequate ALLL, which at March 31, 2013 was $11.4 million, representing 1.85% of our loan portfolio.

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

Executive Overview

Significant items for the three months ended March 31, 2013 were as follows:

Operations

•

Total consolidated assets were $978.6 million as of March 31, 2013, compared to $979.4 million as of December 31, 2012. Increases in cash and due from banks primarily resulted from net pay downs of loans, partially offset by net purchases of available-for-sale securities.

Capital

•	Repurchased 662,977 common shares at a weighted average cost of $4.91 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	Paid preferred stock dividends of $50 thousand compared to $186 thousand during the same period in 2012.

•

Declared cash dividends of $0.03 per share for first quarter. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•

Net earnings per diluted common share attributable to continuing and discontinued operations were $0.13 and $0.00, compared to $0.10 and $0.01, during the same period in 2012, respectively. The increase in net earnings per diluted common share from continuing operations was principally attributed to reduced provision for loan and lease losses, and decreased dilutive weighted average common shares.

•

Net interest margins have decreased during the three months ended March 31, 2013 compared to the same period a year ago. Net interest margin, on a tax equivalent basis, was 3.82% compared to 3.99% at December 31, 2012, and 4.01% at March 31, 2012. Decreased yields on earning assets were partially offset by decreased funding costs.

•	We recorded gains of $189 thousand on the sale of investment securities for the three months ended March 31, 2013, compared to gains of $645 thousand during the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Quality

•

Nonperforming assets decreased to $39.9 million, or 4.07% of total assets, as of March 31, 2013, compared to $41.6 million, or 4.25% of total assets as of December 31, 2012. Nonperforming loans decreased $488 thousand to $38.1 million, or 6.21% of total loans, as of March 31, 2013, compared to $38.6 million, or 5.81% of total loans as of December 31, 2012. Nonaccrual loans have been written-down to their estimated net realizable values.

•

Net charge offs were $803 thousand during the three months ended March 31, 2013, or 0.13% of average loans, as compared to net charge offs of $549 thousand or 0.09% of average loans during the same period a year ago.

•

Provision for loan and lease losses during the three months ended March 31, 2013 was $1.1 million, a decrease of $250 thousand compared to the same period a year ago. During the first three months of 2013, provision expense to net charge offs was 130.76% compared to 236.79% during the same period a year ago.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the Form 10-K filed with the SEC on March 15, 2013. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Types of derivative transactions currently recorded by the Company as of March 31, 2013:

•

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At March 31, 2013, the Company maintained a notional amount of $75 million in interest rate swap agreements which were in an aggregate unrealized loss position of $4.0 million.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, and OREO. These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

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

OVERVIEW

Due to conservative underwriting, active servicing of problem credits, and maintenance of a relatively solid net interest margin, the Company has remained profitable over an extended period of weak economic conditions. Accordingly, the Company continues to be well positioned to take advantage of strategic growth opportunities.

Net income attributable to Bank of Commerce Holdings was $2.0 million for the three months ended March 31, 2013 compared with $2.1 million for the same period a year ago. Net income available to common shareholders was $2.0 million for the three months ended March 31, 2013, compared with $1.9 million for the same period a year ago. Diluted earnings per share (EPS) from continuing operations and discontinued operations were $0.13 and $0.00 for the three months ended March 31, 2013 compared with $0.10 and $0.01 for the same period a year ago, respectively. The increase in EPS from continuing operations was principally attributed to reduced provision for loan and lease losses, reduced preferred dividends paid, and decreased basic and dilutive weighted average shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continued to pay cash dividends of $0.03 per share for the first quarter in 2013. In determining the amount of dividends to be paid, consideration is given to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Return on average assets (ROA) and return on average equity (ROE) for the three months ended March 31, 2013, was 0.84% and 7.40%, respectively, compared with 0.89% and 7.41%, respectively, for the same period a year ago.

(Unaudited)	March 31, 2013	March 31, 2012
Profitability
Return on average assets	0.84%	0.89%
Return on average equity	7.40%	7.41%
Average earning assets to average assets	94.53%	94.91%

Interest Margin
Net interest margin on a tax equivalent basis	3.82%	4.01%

Asset Quality
Allowance for loan and lease losses to total loans	1.85%	1.93%
Nonperforming assets to total assets	4.07%	2.45%
Net charge offs to average loans	0.13%	0.09%

Liquidity
Loans to deposits	86.14%	94.15%
Liquidity ratio	50.07%	47.44%

Capital
Tier 1 risk based capital – Bank	13.72%	13.98%
Total risk based capital – Bank	14.97%	15.23%
Tier 1 risk based capital – Company	14.19%	14.15%
Total risk based capital – Company	15.44%	15.41%

Efficiency
Efficiency ratio	58.54%	59.41%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2013 was $8.5 million compared to $8.5 million during the same period a year ago.

Interest income for the three months ended March 31. 2013 was $9.5 million, a decrease of $598 thousand or 6% compared to the same period a year ago. The decrease in interest income during the first quarter of 2013 compared to the same period a year ago was primarily driven by decreased yields in the loan portfolio and the investment securities portfolio, partially offset by increased loan volume and investment securities volume. The decrease in loan portfolio yield was primarily driven by net increases in nonaccruing commercial and commercial real estate loans. Total nonaccruing loans at March 31, 2013 increased $17.2 million compared to the same period a year ago. As a result, during the three months ended March 31, 2013, loan interest income decreased $725 thousand or 9% compared to the same period a year ago, despite the increased volume.

Interest income recognized from the investment securities portfolio increased $138 thousand during the three months ended March 31, 2013 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased volume, partially offset by decreased yields. Average securities balances and weighted average tax equivalent yields at March 31, 2013 and 2012 were $244.4 million and 3.24% compared to $199.3 million and 3.66%, respectively

Interest expense for the three months ended March 31, 2013 was $971 thousand, a decrease of $579 thousand or 37% compared to the same period a year ago. During the first three months of 2013, the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense was primarily driven by $150 thousand in gains re-classed from OCI and netted with FHLB interest expense. The re-class was associated with the termination of a forward starting interest rate swap agreement. The net result was a 45 basis point decrease in FHLB interest expense yields compared to the same period a year ago. See Note 13, Derivatives in the Notes to Unaudited Consolidated Financial Statements in this document for further detail on the OCI re-class.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.82% for the three months ended March 31, 2013, a decrease of 19 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 48 basis point decline in yield on average earning assets, partially offset by a 29 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will present significant challenges. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the three months ended March 31, 2013 and 2012:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(unaudited)

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans[1]	$634,620	$7,647	4.82%	$624,474	$8,372	5.36%
Tax-exempt securities	88,714	916	4.13%	65,534	853	5.21%
US government securities	2,971	19	2.56%	0	0	0%
Mortgage backed securities	63,149	364	2.31%	69,806	391	2.24%
Other securities	89,607	682	3.04%	63,995	579	3.62%
Interest bearing due from banks	42,672	142	1.33%	53,679	153	1.14%

Total average interest earning assets	921,733	9,770	4.24%	877,488	10,348	4.72%
Cash & due from banks	9,397			9,388
Bank premises	9,951			9,412

Other assets	33,961			28,225

Total average assets	$975,042			$924,513

Interest Bearing Liabilities
Interest bearing demand	$234,445	$139	0.24%	$178,386	$157	0.35%
Savings deposits	90,689	71	0.31%	88,888	116	0.52%
Certificates of deposit	257,131	697	1.08%	288,194	1,065	1.48%
Repurchase agreements	13,993	4	0.11%	13,638	6	0.18%
Other borrowings	151,964	60	0.16%	131,539	206	0.63%

Total average interest bearing liabilities	748,222	971	0.52%	700,645	1,550	0.88%
Noninterest bearing demand	114,476			106,617
Other liabilities	2,051			6,072
Shareholders’ equity	110,293			111,179

Total average liabilities and shareholders’ equity	$975,042			$924,513

Net Interest Income and Net Interest Margin[2]		$8,799	3.82%		$8,798	4.01%

Interest income on loans includes fee (expense) income of approximately $(74) thousand and $(26) thousand for the three months ended March 31, 2013 and 2012, respectively.

[1]	Average nonaccrual loans of $37.9 million and $20.8 million and average loans held-for-sale of $0 million and $40.2 million for the three months ended March 31, 2013 and 2012 are included, respectively.
[2]	Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $293 thousand and $273 thousand for the three months ended March 31, 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2013 and March 31, 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	March 31, 2013 over March 31, 2012
(Dollars in thousands)	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$122	$(847)	$(725)
Tax-exempt securities[3]	239	(176)	63
US government securities	19	0	19
Mortgage backed securities	(38)	11	(27)
Other securities	195	(92)	103
Interest bearing due from banks	(37)	26	(11)

Total Increase (Decrease)	500	(1,078)	(578)
(Decrease) Increase
In Interest Expense:
Interest bearing demand	33	(51)	(18)
Savings accounts	1	(46)	(45)
Certificates of deposit	(84)	(284)	(368)
Repurchase agreements	0	(2)	(2)
Other borrowings	8	(154)	(146)

Total Increase (Decrease)	(42)	(537)	(579)

Net Increase (Decrease)	$542	$(541)	$1

[3]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2013 was $824 thousand, an decrease of $455 thousand, or 36%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$46	$47	$(1)	-2%
Payroll and benefit processing fees	128	155	(27)	-17%
Earnings on cash surrender value – Bank owned life insurance	156	113	43	38%
Gain on investment securities, net	189	645	(456)	-71%
Merchant credit card service income, net	33	35	(2)	-6%
Other income	272	284	(12)	-4%

Total noninterest income	$824	$1,279	$(455)	-36%

Payroll and benefit processing fees decreased by $27 thousand for the three months ended March 31, 2013 compared to the same period a year ago. In September 2011, the Bank acquired eighty payroll processing customer relationships from a local payroll processing sole proprietorship. During the three months ended March 31, 2012, additional fees were earned as a result of the larger client base. Accordingly, during the remaining months of 2012, payroll and benefit processing fees decreased due to attrition.

Bank owned life insurance increased $43 thousand or 38% for the three months ended March 31, 2013 compared to the same period a year ago. The increase was primarily attributed to the purchase of an additional life insurance policy during December of 2012.

Gains on the sale of investment securities decreased $456 thousand to $189 thousand for the three months ended March 31, 2013, compared to $645 thousand for the same period a year ago. During the first three months of 2013, the Company focused on investing cash received from the net sale of mortgage loans into mortgage backed securities, collateralized mortgage obligations, municipal bonds, and corporate bonds. During this period management focused on purchase activity with the objective of maintaining yield and relatively short overall portfolio duration. During the first three months of 2013, the Company purchased forty-two securities with a weighted average yield of 2.44%, and sold ten securities with a weighted average yield of 2.46%.

The major components of other income are fees earned on ATM transactions, mortgage fee income, online banking services, wire transfers, and FHLB dividends. Changes in the other components of other income are a result of normal operating activities.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2013 was $5.5 million, an decrease of $363 thousand or 6% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(Dollars in thousands)	2013	2012	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$2,924	$3,058	$(134)	-4%
Occupancy & equipment expense	574	542	32	6%
Federal Deposit Insurance Corporation insurance premium	88	212	(124)	-58%
Data processing fees	134	70	64	91%
Professional service fees	269	303	(34)	-11%
Deferred compensation expense	155	144	11	8%
Other expenses	1,318	1,496	(178)	-12%

Total noninterest expense	$5,462	$5,825	$(363)	-6%

Salaries and related benefits expense for the three months ended March 31, 2013 was $2.9 million, a decrease of $134 thousand or 4% compared to the same period a year ago. The decrease in salaries and related benefits was primarily driven by decreases in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

officer salary expense, stock option expense, and salary continuation expense. During the three months ended March 31, 2012, the Bank paid early retirement benefits to four employees, absent this payment in the current period, officer salary expense decreased $84 thousand compared the same period a year ago. In addition during the three months ended March 31, 2012 the Company issued stock options that were partially vested upon issuance resulting in the acceleration additional stock option expense. During the current period, certain true-up adjustments to the salary continuation expenses were deemed necessary primarily resulting in a decrease of $34 thousand in salary continuation expense compared to the same period a year ago.

Occupancy and equipment expense for the three months ended March 31, 2013 was $574 thousand, an increase of $32 thousand or 6% compared to the same period a year ago. The increase in this expense is primarily driven by the acceleration of certain leasehold amortization, partially offset by decreased maintenance expenses in the current period.

The decrease in FDIC assessments during the three months ended March 31, 2013, compared to the same period a year ago resulted from true-up adjustments to reverse prior period over accruals. In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter 2010, 2011, and 2012, on December 30, 2009. The amount paid on December 30, 2009 was substantially higher than the subsequent quarterly deposit insurance assessments. As a consequence, true-up adjustments were deemed necessary. Additional discussion on FDIC insurance assessments is provided in Part I, Item 1 under the caption Deposit Insurance, in our most recent Form 10-K filed on March 15, 2013.

Data processing expense for the three months ended March 31, 2013 was $134 thousand, an increase of $64 thousand or 91% compared to the same period a year ago. The increase in this expense is primarily driven by a $54 thousand increase in software maintenance and licensing expenses compared to the same period a year ago. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to see continued increased costs in these expenses in the foreseeable future.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for the three months ended March 31, 2013 was $269 thousand, a decrease of $34 thousand or 11% compared to the same period a year ago. The decrease in professional fees was primarily driven by decreased commissions paid on the repurchases of the Company’s common stock. During the first three months of 2013, the Company repurchased 662,977 shares of common stock compared to 485,983 common stock shares repurchased during the same period a year ago. However, in the current year the majority of the repurchased common stock was conducted in private placements of which minimal commissions were paid. Furthermore, during 2013 management negotiated a lower commission rate per share resulting in additional cost savings.

Other expenses for the three months ended March 31, 2013 were $1.3 million, a decrease of $178 thousand or 12% compared to the same period a year ago. The decrease in other expenses was primarily driven by decreased losses on sale of OREO partially offset by increased OREO expenses, and additional provisions provided to the reserve for unfunded commitments. During the three months ended March 31, 2013, the Bank sold a commercial OREO property, resulting in a $167 gain on sale. Accordingly, during the first three months of 2013, the Bank recorded net gains on sale of OREO properties in the amount of $30 thousand compared to net losses on sale of OREO properties of $369 thousand during the same period a year ago. See Note 7 in the Notes to Unaudited Consolidated Financial Statements, incorporated in this document for further information on the Company’s OREO.

INCOME TAXES

The Company’s provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company’s income before taxes. The principal difference between statutory tax rate and the Company’s effective tax rate is the benefit derived from investing in tax-exempt securities, bank owned life insurance, preferential state tax treatment for qualified enterprise zone loans, and federal tax credits afforded through the Company’s participation in a California Affordable Housing project. Increases and decreases in the provision for taxes reflect changes in the Company’s effective tax rate and income before taxes.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
Income tax provision	$778	$803
Effective tax rate	27.61%	29.97%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s effective income tax rate was 27.61 and 29.97% for the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rate is derived from dividing income tax expense for continuing operations by income from continuing operations before provision for income taxes.

FINANCIAL CONDITION

BALANCE SHEET

As of March 31, 2013, the Company had total consolidated assets of $978.5 million, total net portfolio loans of $601.6 million, an ALLL of $11.4 million, deposits outstanding of $698.4 million, and stockholders’ equity of $108.8 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of March 31, 2013, the Company maintained cash positions at the FRB and correspondent banks in the amount of $44.2 million. The Company also held certificates of deposits with other financial institutions in the amount of $23.6 million, which the Company considers liquid.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $221.8 million at March 31, 2013, compared with $197.4 million at December 31, 2012. During the first three months of 2013, the Company focused on investing excess cash received from the net sale of mortgage loans into mortgage backed securities and collateralized mortgage obligations, municipal bonds, and corporate securities.

Purchases of municipal bonds focused on bank qualified general obligation and revenue bonds where the debt proceeds generally are used to fund operations and essential services. The municipal bonds purchased generally had relatively high coupons, maturities ranging from nine to seventeen years, and call dates within three to five years. The majority of these bonds are structured in such a way that management believes there is a high probability that the call options will be exercised at the respective call dates. Management monitors the financial performance of the municipal bond portfolio on an ongoing basis. Should the outcome of these reviews indicate declining credit quality, inadequate debt service coverage, or if the bonds have fallen outside of our accepted risk tolerance, the bonds are sold in the open market.

Purchases of corporate bonds focused on relatively moderate term (maturities ranging between four to eleven years), high quality debt instruments issued by large cap financial institutions. Management believes the risk adjusted yield spreads of these securities compared to what is currently offered in the treasury markets, or mortgage backed securities markets provides some mitigation of ongoing net interest margin compression without extending too long on the yield curve.

During the first three months of 2013, the Company purchased forty-two securities with a weighted average yield of 2.44%, and sold ten securities with a weighted average yield of 2.46%. The net sales activity resulted in $189 thousand net realized gains.

At March 31, 2013, the Company’s net unrealized gains on available-for-sale securities were $3.3 million, compared with $2.9 million net unrealized gains at December 31, 2012. The favorable change in net unrealized gains was primarily due to increases in the fair values of the Company’s corporate bond and asset backed portfolios, partially offset by decreases in the fair values of the remaining sectors of the portfolio. The increase in the fair values of the Company’s corporate bond and asset backed portfolios were primarily driven by the contraction of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance decreased substantially during the first three months of 2013. The Company recorded net portfolio loans of $601.6 million at March 31, 2013, compared with $653.3 million at December 31, 2012, a decrease of $51.7 million, or 8%. The decrease in net portfolio loans was primarily attributable to the $45.2 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which are subsequently purchased by the Bank. The decrease in the commercial secured borrowing line is primarily attributable to management’s strategic objective to reduce the lending concentration in this product. Further information regarding the early loan purchase program is provided in the Financial Conditions discussion under the caption mortgage loans in this management’s discussion and analysis of financial condition and results of operations.

The Company continued to conservatively monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $1.1 million in provisions for loan losses during the first three months of 2013, compared with $1.3 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 1.85% and 1.67% as of March 31, 2013, and December 31, 2012, respectively.

Net charge offs were $803 thousand during the first three months of 2013, compared with net charge offs of $549 thousand during the same period a year ago. The charge offs in the current year were primarily focused in commercial and 1-4 family residential

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loans. During the first three months of 2013 the asset quality of the Bank’s loan portfolio remained stable; however there continue to be lingering weaknesses where the borrower’s business revenue is tied to real estate. Accordingly, during the first quarter of 2013, total past due loans increased by $7.8 million. The increase in past due loans was primarily attributable to several large commercial real estate credits becoming 30-59 days past due. The commercial real estate and commercial loan portfolio’s continue to be influenced by depressed real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. At March 31, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The Company’s OREO balance at March 31, 2013 was $1.8 million compared to $3.1 million at December 31, 2012. The net decrease in OREO was primarily driven by the sale of two commercial real estate properties with a carrying value of $2.2 million, partially offset by the transfer in of several 1-4 family residential properties with an aggregate carrying value of $321 thousand. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company generally expects additional foreclosure activity for the foreseeable future, mainly centered in the ITIN portfolio.

Total deposits as of March 31, 2013 were $698.4 million compared to $701.1 million at December 31, 2012, an increase of $2.7 million or 0.40%. During the first three months of 2013, decreases in interest bearing demand accounts were partially offset by increases in Insured Cash Sweeps (ICS) brokered deposit accounts

Brokered certificates of deposits balances totaled $27.5 million at March 31, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one month to 7 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in a favorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchase. As of March 31, 2013, the Company has purchased 662,977 shares according to the respective stock repurchase plan. As such, the weighted average number of basic and dilutive common shares outstanding as of March 31, 2013 decreased by 658,388 and 641,163 respectively during the three months ended March 31, 2013. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity. All shares were retired subsequent to purchase.

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

The Company’s available-for-sale investment portfolio is generally utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and mortgage loan originations. Available-for-sale investment securities totaled $221.8 million at March 31, 2013, compared with $197.4 million at December 31, 2012. Purchases of available-for-sale securities of $36.3 million and an increase in fair value of 411 thousand were offset by sales of $9.8 million, pay downs of $2.2 million, and amortization of net purchase price premiums of $179.6 million. During the first three months of 2013, the Company purchased thirty-five available for sale securities and sold ten securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities totaled $34.5 million at March 31, 2013, compared with $31.5 million at December 31, 2012. Purchases of $3.0 million of held-to-maturity securities were offset by $29 thousand net purchase discount accretion. During the first three months of 2013, the Company purchased seven held-to-maturity securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the investment securities portfolio by classification and major type as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Available-for-sale securities (1)
U.S. government & agencies	$2,930	$2,946
Obligations of state and political subdivisions	65,577	58,484
Mortgage backed securities and collateralized mortgage obligations	59,650	51,530
Corporate securities	64,857	61,556
Other asset backed securities	28,832	22,838

Total	$221,846	$197,354

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$34,526	$31,483

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at March 31, 2013:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
Available-for-sale securities	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government & agencies	$0	0.00%	$0	0.00%	$0	0.00%	$2,971	2.58%	$2,971	2.58%
Obligations of state and political subdivisions	0	0.00%	7,285	2.39%	26,218	2.48%	30,618	2.87%	64,121	2.66%
Mortgage backed securities and collateralized mortgage obligations	44	4.46%	24,472	2.67%	28,127	2.23%	6,877	2.33%	59,520	2.43%
Corporate securities	1,983	2.68%	40,125	2.62%	16,397	2.63%	4,982	5.45%	63,487	2.85%
Other asset backed securities	0	0.00%	0	0.00%	3,166	2.16%	25,239	3.04%	28,405	2.95%

Total	$2,027	2.72%	$71,882	2.61%	$73,908	2.41%	$70,687	3.05%	$218,504	2.69%
Held-to-maturity securities
Obligations of state and political subdivisions	$0	0.00%	$369	1.46%	$10,738	3.14%	$23,419	2.68%	$34,526	2.81%

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

Overall, the net portfolio loan balance decreased substantially during the first three months of 2013. The Company recorded net portfolio loans of $601.6 million at March 31, 2013, compared with $653.3 million at December 31, 2012, a decrease of $51.7 million, or 8%. The decrease in net portfolio loans was primarily attributable to the $45.2 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which are subsequently purchased by the Bank. The decrease in the commercial secured borrowing line is primarily attributable to management’s strategic objective to reduce the lending concentration in this product. Further information regarding the early loan purchase program is provided under the caption mortgage loans in this management’s discussion and analysis of financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	% of gross portfolio loans	December 31, 2012	% of gross portfolio loans
Commercial	$189,670	31%	$232,276	34%
Real estate – construction loans	16,235	3%	16,863	3%
Real estate – commercial (investor)	203,305	33%	211,318	32%
Real estate – commercial (owner occupied)	75,969	12%	75,085	11%
Real estate – ITIN loans	58,981	10%	60,105	9%
Real estate – mortgage	19,147	3%	18,452	3%
Real estate – equity lines	45,439	7%	45,181	7%
Consumer	3,596	1%	4,422	1%
Other	266	0%	349	0%

Gross portfolio loans	$612,608	100%	$664,051	100%
Less:
Deferred loan fees, net	(308)		(312)
Allowance for loan and lease losses	11,350		11,103

Net portfolio loans	$601,566		$653,260

The following table provides a breakdown of the Company’s real estate construction portfolio as of March 31, 2013:

(Dollars in thousands)	Balance	% of gross portfolio loans
Loan Type
Commercial lots and entitled commercial land	$9,967	3%
Commercial real estate – construction	2,828	0%
1-4 family subdivision loans	1,688	0%
1-4 family individual residential lots	963	0%
1-4 family construction speculative	789	0%

Total real estate – construction	$16,235	3%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of March 31, 2013, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$80,785	$72,388	$36,497	$189,670
Real estate - construction loans	8,474	5,770	1,991	16,235
Real estate - commercial (investor)	22,023	77,849	103,433	203,305
Real estate - commercial (owner occupied)	989	15,816	59,164	75,969
Real estate - ITIN loans	0	0	58,981	58,981
Real estate - mortgage	2,880	1,936	14,331	19,147
Real estate - equity lines	1,831	4,545	39,063	45,439
Consumer	1,207	1,878	511	3,596
Other	0	266	0	266

Gross portfolio loans	$118,189	$180,448	$313,971	$612,608

Loans due after one year with:
Fixed rates		$82,818	$105,051	$187,869
Variable rates		97,630	208,920	306,550

Total		$180,448	$313,971	$494,419

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mortgages Loans

Mortgage loans are generated through the Bank’s mortgage loan early purchase program (the “program”) with its former mortgage subsidiary. Under the program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, without recourse, subject to a forward sale commitment. The former mortgage subsidiary then transfers the mortgage loans, including the Bank’s interest, to the counterparty to the forward sale commitment in the secondary mortgage market. The maximum amount the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At March 31, 2013 and December 31, 2012, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $19.9 million and $65.1 million, respectively; these loans were in pending sale status as of their respective reporting dates.

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

Under the program, the Bank receives a purchase fee from the originator which is paid on a loan by loan basis. These fees are recorded under the caption of other noninterest income in the Unaudited Consolidated Statements of Operations. In addition, the Bank recognizes interest income on the undivided ownership interest for the period encompassing origination to sale. Gains or losses on sales of mortgage loans are recognized by the former mortgage subsidiary when the loans are sold. The loans and the servicing rights are generally sold in the secondary mortgage market within seven to twenty days.

Mortgage loans purchased through the program were recorded as loans held-for-sale for all years ended prior to December 31, 2012. During 2012, pursuant to ASC 860, Transfers and Servicing, the Company reclassified mortgage loans held-for-sale to a commercial secured borrowing.

Loans With Unique Credit Characteristics

On March 12, 2010, the Company completed a loan swap transaction which included the purchase of a pool of residential mortgage home equity loans with a par value of $22.0 million. As of March 31, 2013, the Company had $595 thousand in ALLL allocations against this pool or 4.98% of the outstanding principal balance. An accompanying $1.5 million put reserve was also part of the loan swap transaction and represented a credit enhancement. The put reserve was depleted in 2011.

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

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

As of March 31, 2013, and December 31, 2012, the specific ITIN ALLL allocation represented approximately 1.80% and 2.52% of the total outstanding principal, respectively. During the Company’s most recent regulatory examination, bank examiners concurred with management’s assessment regarding the required level of the general valuation allowance on the ITIN portfolio. A number of quantitative and qualitative factors were evaluated and considered in determining the current level of the general valuation allowances, including:

•	Net Losses – Net charge offs are relatively low with a current historical run rate of 4%.

•	Mortgage Insurance Claims – Mortgage insurance claims have generally been settled within a 100 day timeframe after submission. Rescission rates remain low at 4%.

•	Delinquency rate of 20% over the life of the portfolio.

•

Modified Mortgages – The re-default rate on modified ITIN loans approximates 27%, which is below the national re-default rate of 32% as reported by the Office of the Comptroller of the Currency, September 2012.

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

Deterioration of the California real estate market has had an adverse effect on the Company’s business, financial condition, and results of operations. The residential development and construction markets have yet to fully recover from their depressed states experienced during the recent economic recession. Consequently, our loan portfolio continues to reflect an elevated level of nonperforming loans which have resulting in elevated provisions to the ALLL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given the current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

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

Although recent indicators reflect a recovery has begun in our local real estate markets, our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $38.1 million or 6.21% of total portfolio loans as of March 31, 2013, as compared to $38.6 million, or 5.81% of total loans, at December 31, 2012. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $39.9 million, or 4.07% of total assets as of March 31, 2013, compared with $41.6 million, or 4.25% of total assets as of December 31, 2012.

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

Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by the Company’s Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at December 31, 2012 totaled $1.8 million and consisted of thirteen properties.

The following table summarizes our nonperforming assets as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonperforming assets
Commercial	$3,420	$2,935
Real estate mortgage
1-4 family, closed end 1st lien	1,846	1,805
ITIN 1-4 family loan pool	9,456	9,825

Total real estate mortgage	11,302	11,630
Commercial real estate	23,363	24,008

Total nonaccrual loans	38,085	38,573
90 days past due and still accruing	0	0

Total nonperforming loans	38,085	38,573
Other real estate owned	1,785	3,061

Total nonperforming assets	$39,870	$41,634
Nonperforming loans to total loans	6.21%	5.81%
Nonperforming assets to total assets	4.07%	4.25%

As of March 31, 2013, nonperforming assets of $39.9 million have been written down by 19%, or $7.5 million, from their original balance of $52.2 million.

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

As of March 31, 2013, impaired loans totaled $47.7 million, of which $38.1 million were in nonaccrual status. Of the total impaired loans, $12.4 million or one hundred and forty were ITIN loans with an average balance of approximately $89 thousand. The remaining impaired loans consist of eleven commercial loans, twenty-one commercial real estate loans, seven residential mortgages and nine home equity loans.

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

At March 31, 2013 and December 31, 2012, impaired loans of $8.2 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2013. As of March 31, 2013, there were $8.1 million of ITINs which were classified as TDRs, of which $5.1 million were on nonaccrual status.

As of March 31, 2013, the Company had $24.0 million in TDRs compared to $24.7 million as of December 31, 2012. As of March 31, 2013, the Company had one hundred and eight restructured loans that qualified as TDRs, of which eighty-eight were performing according to their restructured terms. TDRs represented 3.91% of gross portfolio loans as of March 31, 2013, compared with 3.71% at December 31, 2012.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs:

	March 31, 2013	December 31, 2012
Accruing troubled debt restructurings
Commercial	$70	$523
Commercial real estate:
Other	4,593	4,598
Residential:
1-4 family	2,954	2,934
Home equities	536	561

Total accruing troubled debt restructurings	$8,153	$8,616
Nonaccruing troubled debt restructurings
Commercial	$499	$50
Commercial real estate:
Other	9,880	10,658
Residential:
1-4 family	5,432	5,342

Total nonaccruing troubled debt restructurings	$15,811	$16,050
Total troubled debt restructurings
Commercial	$569	$573
Commercial real estate:
Other	14,473	15,256
Residential:
1-4 family	8,386	8,276
Home equities	536	561

Total troubled debt restructurings	$23,964	$24,666
Percentage of gross portfolio loans	3.91%	3.71%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL allocation remained consistent with amounts reported as of December 31, 2012, and March 31, 2012. The ALLL totaled $11.4 million and $11.1 million at March 31, 2013, and December 31, 2012, respectively. During the first three months of 2013, the provisions for loan and lease losses were $1.1 million which exceeded net charge-offs for the same period. Net charge-offs of $803 thousand for the three months ended, increased by $291 thousand compared to the same period a year ago. There were a number of factors that contributed to the increase in net charge offs, including additional impairment charges on both existing impaired loans and newly classified impaired loans, and continued weakness in the local real estate markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves for the periods indicated.

	March 31, 2013	December 31, 2012	March 31, 2012
Beginning balance	$11,103	$10,622	$10,622
Provision for loan loss charged to expense	1,050	9,400	1,300
Loans charged off	(845)	(9,862)	(788)
Loan loss recoveries	42	943	239

Ending balance	$11,350	$11,103	$11,373
Gross portfolio loans outstanding at period end	$612,608	$664,051	$590,811
Ratio of allowance for loan and lease losses to total loans	1.85%	1.67%	1.92%
Nonaccrual loans at period end:
Commercial	$3,420	$2,935	$0
Construction	0	0	105
Commercial real estate	23,363	24,008	5,943
Residential real estate	11,302	11,630	14,544
Home equity	0	0	302

Total nonaccrual loans	$38,085	$38,573	$20,894
Accruing troubled-debt restructured loans
Commercial	$70	$523	$0
Commercial real estate	4,593	4,598	14,584
Residential real estate	2,954	2,934	2,920
Home equity	536	561	401

Total accruing restructured loans	$8,153	$8,616	$17,905
All other accruing impaired loans	1,426	471	472

Total impaired loans	$47,664	$47,660	$39,271

Allowance for loan and lease losses to nonaccrual loans at period end	29.80%	28.78%	54.43%
Nonaccrual loans to total loans	6.22%	5.81%	3.54%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the ALLL for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy during our last recession, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan and leases losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At March 31, 2013, the recorded investment in loans classified as impaired totaled $47.7 million, with a corresponding valuation allowance (included in the ALLL) of $2.6 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2012, the total recorded investment in impaired loans was $47.7 million, with a corresponding valuation allowance (included in the ALLL) of $2.3 million.

Net charge offs were $803 thousand during the first three months of 2013, compared with net charge offs of $549 thousand during the same period a year ago. The charge offs in the current year were primarily focused in commercial and 1-4 family residential loans. During the first three months of 2013 the asset quality of the Bank’s loan portfolio remained stable; however there continue to be lingering weaknesses where the borrower’s business revenue is tied to real estate. Accordingly, during the first quarter of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013, total past due loans increased by $7.8 million. The increase in past due loans was primarily attributable to several large commercial real estate credits becoming 30-59 days past due. Prior to the first quarter these loans were classified as collateral dependent current nonaccruing loans, and were recorded as such. The commercial real estate and commercial loan portfolio’s continue to be influenced by depressed real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. As such, management will continue to aggressively identify and dispose of problematic assets which could lead to an elevated level of charge offs. At March 31, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$4,365	38%	$4,168	38%
Commercial real estate:
Construction	189	2%	184	2%
Other	3,665	32%	2,599	23%
Residential:
1-4 family	1,681	15%	2,126	19%
Home equities	1,134	10%	1,209	11%
Consumer	23	0%	28	0%
Unallocated	293	3%	789	7%

Total allowance for loan and lease losses	$11,350	100%	$11,103	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2013, the unallocated allowance amount represented 3% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of March 31, 2013 were $698.4 million compared to $701.1 million at December 31, 2012, an increase of $2.7 million or 0.40%. During the first three months of 2013, decreases in interest bearing demand accounts were partially offset by increases in Insured Cash Sweeps (ICS) brokered deposit accounts

Brokered certificates of deposits balances totaled $27.5 million at March 31, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one month to 7 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in a favorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

Despite the increased competitive pressures to build deposits in light of the current economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets.

The following table presents the deposit balances by major category as of March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing	$112,501	16%	$117,474	17%
Interest bearing demand	237,542	34%	239,592	34%
Savings	91,434	13%	89,364	13%
Time, $100,000 or greater	203,279	29%	199,388	28%
Time, less than $100,000	53,637	8%	55,234	8%

Total	$698,393	100%	$701,052	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Yield	Amount	Yield
NOW accounts	$105,313	0.25%	$80,337	0.30%
Savings	90,689	0.31%	89,789	0.44%
Money market accounts	129,132	0.23%	123,005	0.30%
Certificates of deposit	257,131	1.08%	285,574	1.29%

Interest bearing deposits	582,265	0.63%	578,705	0.81%
Noninterest bearing deposits	114,476		115,091

Average total deposits	$696,741		$693,796
Average other borrowings	$165,957	0.16%	$140,085	0.38%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2013:

Deposit Maturity Schedule

(Dollars in thousands)	March 31, 2013
Maturing in:
Three months or less	$47,746
Three through six months	34,160
Six through twelve months	37,864
Over twelve months	83,509

Total	$203,279

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At March 31, 2013 and December 31, 2012, the Company’s CDARS and ICS balances totaled $48.2 million and $43.4 million, respectively. Of these totals, at March 31, 2013 and December 31, 2012, $11.3 million and $11.7 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

BORROWINGS

At March 31, 2013, the Bank had $15.6 million in outstanding securities sold under agreements to repurchase, and $0 outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $125.0 million at March 31, 2013. Term debt outstanding as of March 31, 2013 remained the same compared to December 31, 2012. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. The FHLB advances have fixed and floating contractual interest rates ranging from 0.23% to 1.46% with maturities in 2013 and 2015.

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

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at March 31, 2013 was 3.60%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at March 31, 2013 was 1.86%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

The Notes were issued pursuant to a Junior Subordinated Indenture (the “Indenture”), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate which resets on a quarterly basis to three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters. The Notes are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. The Notes mature on September 15, 2035, and may be redeemed at the Company’s option on any March 15, June 15, or September 15 until maturity. The Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3% of total deposits at March 31, 2013 and 3% at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $56.5 million as of March 31, 2013; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

credit with the Federal Reserve totaling $27.3 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $30.0 million at March 31, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank paid $4.0 million in dividends to the Holding Company during the three months ended March 31, 2013. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2013, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.6 million for the three months ended March 31, 2013. The material differences between cash provided by operating activities and net income consisted of non-cash items including a $1.1 million provision for loan and lease losses, $296 thousand in depreciation, and $200 thousand in provision for unfunded commitments.

Net cash of $24.3 million used in investing activities consisted principally of $10.0 million in proceeds from sale of investment securities, $2.2 million in proceeds from maturities and payments from available-for-sale investment securities, and $49.4 in net principal repayments of loans, more than offset by $36.3 million in purchases of available-for-sale securities, and $3.0 million in purchases of held-to-maturity securities.

Net cash of $4.0 million used in financing activities consisted principally of $5.0 million in decreased demand and savings accounts, and $3.3 million in purchases of common stock, partially offset by $2.3 million and $2.5 million in increased certificates of deposit and securities sold under agreement to repurchase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of March 31, 2013.

As of March 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and the Bank’s capital amounts and ratios as of March 31, 2013, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$124,110	12.77%	n/a	4.00%
Tier 1 Risk-Based	124,110	14.19%	n/a	4.00%
Total Risk-Based	135,055	15.44%	n/a	8.00%
The Bank
Leverage	$119,467	12.36%	5.00%	4.00%
Tier 1 Risk-Based	119,467	13.72%	6.00%	4.00%
Total Risk-Based	130,365	14.97%	10.00%	8.00%

Total shareholders’ equity at March 31, 2013 was $108.8 million, compared to shareholder’s equity of $110.3 million reported at December 31, 2012. During the three months ended March 31, 2013, decreases in shareholders’ equity from common stock repurchases and common and preferred cash dividends were partially offset by unrealized gains on available for sale securities and earnings.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of QSBL by the Bank. The dividend rate for subsequent dividend periods is based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rates vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of March 31, 2013 was 1%.

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

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchase. As of March 31, 2013, the Company had purchased 662,977 shares according to the respective stock repurchase plan. As such, the weighted average number of basic and dilutive common shares outstanding decreased by 658,388 and 641,163 respectively during the three months ended March 31, 2013. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity. All shares were retired subsequent to purchase. See Note 24, Earnings Per Common Share, in the Notes to Consolidated Financial Statements in our Form 10-K filed March 15, 2012 for detailed disclosure regarding shares repurchased.

During the three months ended March 31, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2013 and 2012.

Cash Dividends and Payout Ratios per Common Share

	Three months ended March 31,
	2013	2012
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	24%	27%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 11, Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 11, Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements incorporated in this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assessment of market risk as of March 31, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2013, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first quarter of 2013 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2012, filed with the SEC on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during three months ended March 31, 2013

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/13 – 1/31/13	0	$0	0	1,000,000
2/1/13 – 2/28/13	654,864	$4.91	654,864	345,136
3/1/13 – 3/31/13	8,113	$4.95	8,113	337,023

Total for quarter	662,977	$4.91	662,977

(1)	Common shares repurchased by the Company during the quarter consisted of 662,977 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
(2)	On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchases

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 10, 2013	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer