Form 10-Q
period 2013-06-30
Bank of Commerce Holdings
filed 2013-08-09
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Outstanding shares of Common Stock, no par value, as of June 30, 2013: 14,989,832

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012 (Unaudited)

(Dollars in Thousands)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$22,426	$21,756
Interest bearing due from banks	20,810	23,312

Total cash and cash equivalents	43,236	45,068

Securities available-for-sale, at fair value	218,495	197,354
Securities held-to-maturity, at amortized cost	34,843	31,483
Portfolio loans	617,733	664,363
Allowance for loan and lease losses	(13,133)	(11,103)

Net loans	604,600	653,260
Bank premises and equipment, net	10,275	9,736
Goodwill and other intangibles	39	55
Other real estate owned	1,360	3,061
Other assets	43,764	39,407

TOTAL ASSETS	$956,612	$979,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand—noninterest bearing	$113,615	$117,474
Demand—interest bearing	243,087	239,592
Savings accounts	93,791	89,364
Certificates of deposit	244,408	254,622

Total deposits	694,901	701,052
Securities sold under agreements to repurchase	1,758	13,095
Federal Home Loan Bank borrowings	125,000	125,000
Junior subordinated debentures	15,465	15,465
Other liabilities	12,618	14,491

Total Liabilities	849,742	869,103
COMMITMENTS AND CONTINGENCIES (NOTE 11)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2013 and 20,000 in 2012	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 16,991,495 issued; 14,989,832 outstanding as of June 30, 2013 and 15,972,005 outstanding on December 31, 2012	33,947	38,871
Retained earnings	53,299	50,261
Accumulated other comprehensive (loss) income , net of tax	(307)	1,258

Total Equity – Bank of Commerce Holdings	106,870	110,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,612	$979,424

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and six months ended June 30, 2013 and June 30, 2012

	For the three months ended June 30,		For the six months ended June 30
(Amounts in thousands)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$7,352	$8,288	$14,999	$16,660
Interest on tax-exempt securities	656	585	1,279	1,165
Interest on U.S. government securities	381	408	765	799
Interest on other securities	772	794	1,595	1,526

Total interest income	9,161	10,075	18,638	20,150

Interest expense:
Interest on demand deposits	112	153	251	310
Interest on savings deposits	62	105	133	221
Interest on certificates of deposit	654	1,005	1,351	2,070
Interest on securities sold under repurchase agreements	2	7	6	13
Interest on Federal Home Loan Bank borrowings	(48)	(47)	(79)	103
Interest on other borrowings	93	138	184	194

Total interest expense	875	1,361	1,846	2,911

Net interest income	8,286	8,714	16,792	17,239
Provision for loan losses	1,400	1,650	2,450	2,950

Net interest income after provision for loan and lease losses	6,886	7,064	14,342	14,289

Noninterest income:

Service charges on deposit accounts	54	50	100	97
Payroll and benefit processing fees	114	118	242	273
Earnings on cash surrender value – Bank owned life insurance	112	114	268	227
Gain on investment securities, net	406	542	595	1,187
Merchant credit card service income, net	32	38	65	73
Other income	307	320	579	604

Total noninterest income	1,025	1,182	1,849	2,461

Noninterest expense:
Salaries and related benefits	3,074	2,595	5,998	5,653
Occupancy and equipment expense	529	473	1,103	1,015
OREO write down	0	425	0	425
Federal Deposit Insurance Corporation insurance premium	245	198	333	410
Data processing fees	136	115	270	185
Professional service fees	294	304	563	607
Deferred compensation expense	0	146	0	290
Other expenses	870	1,060	2,343	2,556

Total noninterest expense	5,148	5,316	10,610	11,141

Income from continuing operations before provision for income taxes	2,763	2,930	5,581	5,609
Provision for income taxes	757	857	1,535	1,660

Net Income from continuing operations	$2,006	$2,073	$4,046	$3,949

Discontinued Operations:
Income from discontinued operations	$0	$622	$0	$1,281
Income tax expense associated with income from discontinued operations	0	271	0	570

Net income from discontinued operations	0	351	0	711

Less: Net income from discontinued operations attributable to non-controlling interest	0	172	0	348

Net income from discontinued operations attributable to controlling interest	0	179	0	363

Net income attributable to Bank of Commerce Holdings	2,006	2,252	4,046	4,312

Less: Preferred dividends and accretion on preferred stock	50	248	100	434
Net Income available to common shareholders	$1,956	$2,004	$3,946	3,878

Basic earnings per share attributable to continuing operations	$0.13	$0.11	$0.26	$0.21
Basic earnings per share attributable to discontinued operations	$0.00	$0.01	$0.00	$0.02
Average basic shares	15,120	16,302	15,401	16,553
Diluted earnings per share attributable to continuing operations	$0.13	$0.11	$0.26	$0.21
Diluted earnings per share attributable to discontinued operations	$0.00	$0.01	$0.00	$0.02
Average diluted shares	15,139	16,302	15,419	16,553

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and six months ended June 30, 2013 and June 30, 2012

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30
	2013	2012	2013	2012
Net income from continuing operations	$2,006	$2,073	$4,046	$3,949
Available-for-sale securities:
Unrealized (losses) gains arising during the period	(3,628)	1,269	(3,028)	2,459
Reclassification adjustments for net gains realized in earnings (net of tax expense of $167 and $224 for the three months ended June 30, 2013 and 2012, respectively, and net of tax expense of $245 and $489 for the six months ended June 30, 2013 and 2012, respectively)	(239)	(320)	(350)	(699)
Income tax benefit (expense) related to unrealized (gains) losses	1,493	(522)	1,246	(1,012)

Net change in unrealized gains (losses)	(2,374)	427	(2,132)	748
Held-to-maturity securities:
Accretion of held-to-maturity other comprehensive income to municipal yield	(23)	0	(46)	0

Net change in unrealized gains	(23)	0	(46)	0
Derivatives:
Unrealized (losses) gains arising during the period	1,254	(1,697)	1,342	(1,573)
Reclassification adjustments for net gains realized in earnings (net of tax expense of $62 and $62 for the three months ended June 30, 2013 and 2012, respectively, and net of tax expense of $124 and $82 for the six months ended June 30, 2013 and 2012, respectively)	(88)	(88)	(177)	(117)
Income tax benefit (expense) related to unrealized losses (gains)	(516)	700	(552)	647

Net change in unrealized (losses) gains	650	(1,085)	613	(1,043)

Other comprehensive loss, net of tax	(1,747)	(658)	(1,565)	(295)

Total comprehensive income	259	1,415	2,481	3,654
Income from discontinued operations	0	622	0	1,281
Income tax expense from discontinued operations	0	(271)	0	(570)
Less: Net income from discontinued operations attributable to non-controlling interest	0	172	0	348

Comprehensive income – Bank of Commerce Holdings	$259	$1,594	$2,481	$4,017

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2012 and six months ended June 30, 2013 (Unaudited)

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Non-controlling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income from continuing operations				7,560		7,560		7,560
Net Income from discontinued operations				204		204		204
Less: Income from non-controlling interests of discontinued operations, net of tax				(348)		(348)	348	0
Other comprehensive income, net of tax					(487)	(487)		(487)

Comprehensive income						6,929		7,277
Disposition of non-controlling interest							(3,476)	(3,476)
Preferred stock dividend				(880)		(880)		(880)
Repurchase of common stock		(1,019)	(4,305)			(4,305)		(4,305)
Common cash dividend ($0.12 per share)				(1,946)		(1,946)		(1,946)
Compensation expense associated with stock options			61			61		61

Balance at December 31, 2012	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Non-controlling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321
Net Income from continuing operations				4,046		4,046		4,046
Other comprehensive income, net of tax					(1,565)	(1,565)		(1,565)

Comprehensive income						2,481		2,481
Preferred stock dividend				(100)		(100)		(100)
Repurchase of common stock		(982)	(4,935)			(4,935)		(4,935)
Common cash dividend ($0.06 per share)				(908)		(908)		(908)
Compensation expense associated with stock options			11			11		11

Balance at June 30, 2013	$19,931	14,990	$33,947	$53,299	$(307)	$106,870	$0	$106,870

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2013 and June 30, 2012

(Dollars in thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income from continuing operations	$4,046	$3,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,450	2,950
Provision for unfunded commitments	200	150
Provision for depreciation and amortization	510	423
Compensation expense associated with stock options	11	48
Gross proceeds from sales of loans held-for-sale, carried at cost	0	474,229
Gross originations of loans held-for-sale, carried at cost	0	(467,598)
Gain on sale of securities available-for-sale	(595)	(1,187)
Amortization of investment premiums and accretion of discounts, net	441	390
Write down of other real estate owned	0	425
(Gain) loss on sale of other real estate owned	(13)	539
Increase in deferred income taxes	(1,279)	(1,258)
Increase in cash surrender value of bank owned life policies	(268)	(186)
Decrease in other assets	668	2,451
(Decrease) increase in deferred compensation	(86)	252
Increase in deferred loan fees	(23)	(123)
Decrease in other liabilities	(3,212)	(835)
Increase in assets from discontinued operations	0	(15,762)
Increase in liabilities and equity from discontinued operations	0	14,963

Net cash provided by operating activities	2,850	13,820

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	6,108	9,804
Proceeds from sale of available-for-sale securities	45,342	53,811
Purchases of available-for-sale securities	(76,119)	(59,370)
Purchases of held-to-maturity securities	(3,301)	0
Loan originations, net of principal repayments	44,892	(4,598)
Purchase of premises and equipment, net	(1,051)	(830)
Proceeds from the sale of other real estate owned	3,055	2,070

Net cash provided by investing activities	18,926	887

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	4,063	29,265
Net decrease in certificates of deposit	(10,214)	(14,369)
Net (decrease) increase in securities sold under agreements to repurchase	(11,337)	599
Advances on term debt	660,000	294,000
Repayment of term debt	(660,000)	(303,000)
Repurchase of common stock	(4,935)	(2,995)
Cash dividends paid on common stock	(939)	(1,005)
Cash dividends paid on preferred stock	(246)	(447)

Net cash (used) provided in financing activities	(23,608)	2,048

Net (decrease) increase in cash and cash equivalents	(1,832)	16,755
Cash and cash equivalents at beginning of year	45,068	47,315

Cash and cash equivalents at end of period	$43,236	$64,070

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Six months ended June 30, 2013 and June 30, 2012

(Dollars in thousands)	June 30, 2013	June 30, 2012
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$5,220	$4,395
Interest	$1,865	$2,880
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$1,341	$1,950
Changes in unrealized (loss) gain on investment securities available-for-sale	$(3,623)	$1,272
Changes in deferred tax asset related to changes in unrealized loss (gain) on investment securities	1,491	(524)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$(2,132)	$748

Changes in unrealized gain (loss) on derivatives	$1,341	$(1,573)
Changes in deferred tax asset related to changes in unrealized (gain) loss on derivatives	(552)	647

Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$789	$(926)

Reclassification of earnings from gains on derivatives	$(300)	$(200)
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	124	83

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(176)	$(117)

Accretion of held-to-maturity from other comprehensive income to interest income	$(77)	$0
Changes in deferred tax asset related to accretion of held-to-maturity investment securities	31	0

Changes in accumulated other comprehensive income due to accretion of held-to-maturity securities	$(46)	$0

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (BHC) with its principal offices in Redding, California. The Holding Company’s wholly-owned subsidiaries are Redding Bank of Commerce and Roseville Bank of Commerce, a division of Redding Bank of Commerce (the “Bank”) (collectively the “Company”). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2013, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this Update, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU will not impact the Company’s consolidated financial statements.

In June 2013, FASB issued ASU No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU sets forth a new approach for determining whether a public or private company is an investment company. The ASU also clarifies the characteristics and sets measurement and disclosure requirements for an investment company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

This guidance is a result of the efforts of the FASB and the International Accounting Standards Board (IASB) to develop a consistent approach for determining whether a company is an investment company, for which fair value of investments is the most relevant measurement for the company’s financial statement users. The ASU affects the scope, measurement, and disclosure requirements for investment companies under U.S.GAAP.

Under the ASU, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must assess whether they have the following characteristics to be considered an investment company:

(a)	The company obtains funds from investor(s) and provides the investor(s) with investment management services;

(b)	The company commits to its investor(s) that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both;

(c)	The company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income;

(d)	The company has multiple investments;

(e)	The company has multiple investors;

(f)	The company has investors that are not related to the parent on investment manager;

(g)	The company ownership interests are in the form of equity or partnership interests; and

(h)	The company manages substantially all of its investments on a fair value basis.

To be considered an investment company, a company must have all the fundamental characteristics of (a) through (c) above. Typically, an investment company also has characteristics (d) through (h). However, if a company does not possess one or more of the typical characteristics, it must apply judgment and determine, considering all facts and circumstances, how its activities continue to be consistent (or are not consistent) with those of an investment company.

An investment company also will be required to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an investment company will be required to make the following additional disclosures: (a) the fact that the company is an investment company and is applying specialized guidance, (b) information about changes, if any, in a company’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This ASU is effective for fiscal years beginning after December 15, 2013. Early adoption is not allowed. The Company does not expect this ASU to have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 3. DISCONTINUED OPERATIONS

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. At the time of sale the Mortgage Company operated twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of its capital stock.

Under the terms of the Stock Purchase Agreement, the purchaser acquired Bank of Commerce Holdings’ 51% interest at a price of $5.2 million. In exchange for Bank of Commerce Holdings’ 51% share of the Mortgage Company’s equity, Bank of Commerce Holdings received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million. Pursuant to the Stock Purchase Agreement, the Bank will remain 51% liable to any losses or damages arising from any loan buyback agreements in connection with the business of the Company entered into after the date of the closing of the original Stock Purchase Agreement and prior to June 30, 2012. The existing shareholder will be responsible for 49% of any losses or damages arising from such loan buyback agreements. As of June 30, 2013, from the inception of the Stock Purchase Agreement, the Company has realized $52 thousand in losses resulting from the repurchase of two loans. Although, management cannot reasonably estimate the number of loan buybacks the Company may incur in the future, the losses are not expected to be material.

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

The warehouse line of credit provides the Mortgage Company with additional funding capacity of $10.0 million, based on a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or specific period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of June 30, 2013. The outstanding warehouse line balances at June 30, 2013 and December 30, 2012 were $7.0 million and $7.5 million, respectively.

Through the early purchase program, the former mortgage subsidiary will continue to sell undivided participation ownership interests in mortgage loans with recourse to the Bank. The maximum amount of loans the Bank will own at any time may not exceed 80% of the Bank’s total risk based capital. At June 30, 2013, the Mortgage Company had sold the Bank a participation interest in loans amounting to $23.6 million, or 18% of the Bank’s total risk based capital.

The disposal of the Mortgage Company, which was accounted for as a segment of the Company, resulted in a $746 thousand loss. Accordingly, discontinued operations accounting was applied and the loss was incorporated under the caption Discontinued Operations, in the Consolidated Statements of Operations included in the Company’s Form 10-K filed March 15, 2013. See Note 9, Discontinued Operations in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed March 15, 2013 for additional disclosures regarding the loss on disposal of discontinued operations. Accordingly, the results discussed in these Consolidated Financial Statements reflect continuing operations unless otherwise noted.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents summarized financial information for discontinued operations for the three and six months ended June 30, 2012.

(Dollars in thousands)	Three months ended June 30, 2012	Six months ended June 30, 2012
Interest on fees and loans	$474	$1,059
Less: Interest on other borrowings	477	1,122

Net interest income	(3)	(63)

Mortgage banking revenue, net	6,144	11,076

Noninterest income	6,144	11,076

Salaries and related benefits	3,883	6,807
Occupancy and equipment expense	352	672
Professional service fees	335	695
Other expenses	949	1,558

Noninterest expense	5,519	9,732

Income from discontinued operations	622	1,281
Income tax expense associated with income from discontinued operations	271	570

Net income from discontinued operations	351	711

Less: Net income from discontinued operations attributable to non-controlling interest	172	348

Net income from discontinued operations attributable to controlling interest	$179	$363

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

The following is a computation of basic and diluted EPS for the three and six months ended June 30, 2013, and 2012:

(Dollars in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
Earnings Per Share	2013	2012	2013	2012
NUMERATORS:
Net income from continuing operations	$2,006	$2,073	$4,046	$3,949
Less:
Preferred stock dividends	50	248	100	434

Net income from continuing operations available to common shareholders	$1,956	$1,825	$3,946	$3,515

Net income (loss) from discontinued operations attributable to controlling interests	0	179	0	363

Net income available to common shareholders	$1,956	$2,004	$3,946	$3,878

DENOMINATORS:
Weighted average number of common shares outstanding—basic	15,120	16,302	15,401	16,533
Effect of potentially dilutive common shares (1)	19	0	18	0

Weighted average number of common shares outstanding—diluted	15,139	16,302	15,419	16,533

EARNINGS PER COMMON SHARE:
Basic attributable to continuing operations	$0.13	$0.11	$0.26	$0.21
Basic attributable to discontinued operations	$0.00	$0.01	$0.00	$0.02
Diluted attributable to continuing operations	$0.13	$0.11	$0.26	$0.21
Diluted attributable to discontinued operations	$0.00	$0.01	$0.00	$0.02
Anti-dilutive options not included in earnings per share calculation	108,837	410,455	114,837	410,455

(1)	Represents the effects of the assumed exercise of stock options

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it is determined that market conditions and other factors warranted such purchases. Purchased shares were retired accordingly. Pursuant to the stock repurchase plan, the Company repurchased 240,387 and 736,370 common shares during the three and six months ended June 30, 2012, respectively. The Company purchased the full amount of shares authorized under the plan as of December 31, 2012. The shares were retired subsequent to purchase.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 319,196 and 982,173 common shares during the three and six months ended June 30, 2013, respectively. The shares were retired subsequent to purchase. The remaining shares authorized under the plan were purchased during July of 2013.

NOTE 5. SECURITIES

Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities designated as available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income (OCI) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined they had the positive intent and ability to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $35 thousand at the time of transfer. The net unrealized gain of $839 thousand which is recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the three and six months ended June 30, 2013 and 2012, respectively.

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2013, and December 31, 2012:

(Dollars in thousands)	As of June 30, 2013
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$987	$0	$(101)	$886
Obligations of state and political subdivisions	68,571	1,192	(1,111)	68,652
Residential mortgage backed securities and collateralized mortgage obligations	54,159	554	(1,175)	53,538
Corporate securities	67,303	911	(1,290)	66,924
Other asset backed securities	28,167	687	(359)	28,495

Total	$219,187	$3,344	$(4,036)	$218,495

Held-to-maturity securities
Obligations of state and political subdivisions	$34,843	$52	$(1,710)	$33,185

(Dollars in thousands)	As of December 31, 2012
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$2,970	$0	$(24)	$2,946
Obligations of state and political subdivisions	56,802	1,797	(115)	58,484
Residential mortgage backed securities and collateralized mortgage obligations	51,177	670	(317)	51,530
Corporate securities	60,516	1,358	(318)	61,556
Other asset backed securities	22,958	271	(391)	22,838

Total	$194,423	$4,096	$(1,165)	$197,354

Held-to-maturity securities
Obligations of state and political subdivisions	$31,483	$60	$(50)	$31,493

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of June 30, 2013, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$4,814	$4,876	$0	$0
One year through five years	70,321	71,009	369	369
Five years through ten years	82,174	80,611	11,302	11,073
After ten years	61,878	61,999	23,172	21,743

	$219,187	$218,495	$34,843	$33,185

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $46.4 million in securities with safekeeping institutions for pledging purposes. Of this amount, $21.8 million were pledged as of June 30, 2013. The following table presents the fair market value of the securities pledged, segregated by purpose, as of June 30, 2013:

(Dollars in thousands)
Amount
Public funds collateral	$15,779
Collateralized repurchase agreements	1,758
Federal Home Loan Bank borrowings	0
Interest rate swap contracts	4,349

Total pledged securities	$21,886

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales of securities	$35,370	$28,345	$45,342	$53,811
Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$145	$287	$177	$877
Residential mortgage backed securities and collateralized mortgage obligations	18	170	105	183
Corporate securities	342	102	360	215
Other asset backed securities	0	12	53	12

Total gross realized gains on sales of securities	$505	$571	$695	$1,287

Gross realized losses on sales of securities
U.S. Treasury and agencies	$(27)	$0	$(27)	$0
Obligations of state and political subdivisions	(10)	0	(10)	0
Residential mortgage backed securities and collateralized mortgage obligations	(50)	(10)	(51)	(81)
Corporate securities	(12)	(16)	(12)	(16)
Other asset backed securities	0	(3)	0	(3)

Total gross realized losses on sales of securities	$(99)	$(29)	$(100)	$(100)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at June 30, 2013, and December 31, 2012. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of June 30, 2013
(Dollars in thousands)	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agencies	$886	$(101)	$0	$0	$886	$(101)
Obligations of states and political subdivisions	36,728	(1,097)	573	(14)	37,301	(1,111)
Residential mortgage backed securities and collateralized mortgage obligations	31,460	(1,143)	2,560	(32)	34,020	(1,175)
Corporate securities	33,592	(1,225)	1,929	(66)	35,521	(1,290)
Other asset backed securities	14,814	(352)	1,436	(7)	16,250	(359)

Total temporarily impaired securities	$117,480	$(3,918)	$6,498	$(119)	$123,978	$(4,036)

Held-to-maturity securities

Obligations of states and political subdivisions	$29,515	$(1,710)	$0	$0	$29,515	$(1,710)

	As of December 31, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$2,947	$(24)	$0	$0	$2,947	$(24)
Obligations of states and political subdivisions	8,443	(109)	166	(6)	8,609	(115)
Residential mortgage backed securities and collateralized mortgage obligations	14,367	(288)	1,662	(29)	16,029	(317)
Corporate securities	16,036	(85)	6,762	(233)	22,798	(318)
Other asset backed securities	9,626	(242)	1,419	(149)	11,045	(391)

Total temporarily impaired securities	$51,419	$(748)	$10,009	$(417)	$61,428	$(1,165)

Held-to-maturity securities

Obligations of states and political subdivisions	$11,154	$(50)	$0	$0	$11,154	$(50)

At June 30, 2013 and December 31, 2012, one hundred seventy-six and eighty-two securities were in unrealized loss positions, respectively.

The unrealized losses on obligations of political subdivisions and corporate securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and there have been no adverse ratings changes below investment grade since the date of purchase. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in these classes, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2013, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the three and six months ended June 30, 2013 and the year ended December 31, 2012, the Company did not recognize impairment losses.

NOTE 6. LOANS

Outstanding loan balances consist of the following at June 30, 2013, and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial	$197,084	$232,276
Real estate – construction loans	15,875	16,863
Real estate – commercial (investor)	201,896	211,318
Real estate – commercial (owner occupied)	78,478	75,085
Real estate – ITIN loans	58,271	60,105
Real estate – mortgage	17,738	18,452
Real estate – equity lines	44,285	45,181
Consumer	3,581	4,422
Other	190	349

Gross portfolio loans	$617,398	$664,051
Less:
Deferred loan fees, net	(335)	(312)
Allowance for loan and lease losses	13,133	11,103

Net portfolio loans	$604,600	$653,260

Gross loan balances in the table above include net premiums of $96 thousand and $24 thousand as of June 30, 2013, and December 31, 2012, respectively.

Loans are reported as past due when any portion of the principal and interest are not received on the due date. The days past due will continue to increase for each day until full principal and interest are received (i.e. if payment is not received within thirty days of the due date, the loan will be considered thirty days past due; if payment is not received within sixty days of the due date, the loan will be considered sixty days past due, etc). Loans that become ninety days past due will likely be placed in nonaccrual status.

Age analysis of past due loans, segregated by class of loans, as of June 30, 2013, and December 31, 2012, were as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
June 30, 2013
Commercial	$482	$301	$0	$783	$196,301	$197,084	$0
Commercial real estate:
Construction	0	0	0	0	15,875	15,875	0
Other	0	1,089	14,175	15,264	265,110	280,374	0
Residential:
1-4 family	2,946	670	4,808	8,424	67,585	76,009	0
Home equities	535	90	0	625	43,660	44,285	0
Consumer	1	0	0	1	3,770	3,771	0

Total	$3,964	$2,150	$18,983	$25,097	$592,301	$617,398	$0

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial	$312	$59	$0	$371	$231,905	$232,276	$0
Commercial real estate:
Construction	0	0	0	0	16,863	16,863	0
Other	1,265	2,326	8,343	11,934	274,469	286,403	0
Residential:
1-4 family	2,758	1,460	5,019	9,237	69,320	78,557	0
Home equities	126	23	0	149	45,032	45,181	0
Consumer	0	0	0	0	4,771	4,771	0

Total	$4,461	$3,868	$13,362	$21,691	$642,360	$664,051	$0

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of June 30, 2013, and December 31, 2012:

	As of June 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$78	$82	$0
Commercial real estate:
Other	17,812	21,587	0
Residential:
1-4 family	6,182	8,690	0
Home equities	345	520	0

Total with no related allowance recorded	$24,417	$30,879	$0

With an allowance recorded:
Commercial	$10,912	$10,919	$2,762
Commercial real estate:
Other	1,972	1,975	275
Residential:
1-4 family	8,156	9,098	893
Home equities	531	531	76

Total with an allowance recorded	$21,571	$22,523	$4,006

Subtotal:
Commercial	$10,990	$11,001	$2,762
Commercial real estate	$19,784	$23,562	$275
Residential	$15,214	$18,839	$969

Total impaired loans	$45,988	$53,402	$4,006

	As of December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$109	$109	$0
Commercial real estate:
Other	24,479	29,558	0
Residential:
1-4 family	5,809	8,630	0

Total with no related allowance recorded	$30,397	$38,297	$0

With an allowance recorded:
Commercial	$3,349	$3,370	$1,051
Commercial real estate:
Other	4,598	4,598	194
Residential:
1-4 family	8,755	9,603	980
Home equities	561	561	76

Total with an allowance recorded	$17,263	$18,132	$2,301

Subtotal:
Commercial	$3,458	$3,479	$1,051
Commercial real estate	$29,077	$34,156	$194
Residential	$15,125	$18,794	$1,056

Total impaired loans	$47,660	$56,429	$2,301

During July of 2013 the Company purchased the remaining outstanding balance of an impaired participated commercial real estate credit. The Company paid $2.7 million which represented the outstanding principal balance of the participated credit. The assets received in this transaction will be recorded at fair value. The Company considers this transaction a subsequent event, which will increase impaired loan balances compared to amounts reported as June 30, 2013.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $314 thousand and $206 thousand for the three months ended June 30, 2013 and 2012, respectively. The Company would have recognized additional interest income, net of tax, of approximately $559 thousand and $413 thousand for the six months ended June 30, 2013 and 2012, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial	$7,898	$2,935
Commercial real estate:
Other	16,614	24,008
Residential:
1-4 family	11,165	11,630
Home equities	345	0

Total nonaccrual loans	$36,022	$38,573

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$5,936	$14	$19	$0
Commercial real estate:
Construction	0	0	104	0
Other	26,160	75	20,448	55
Residential:
1-4 family	14,377	20	17,020	19
Home equities	648	4	750	4

Total	$47,121	$113	$38,341	$78

	For the six months ended June 30,
	2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,695	$19	$9	$0
Commercial real estate:
Construction	0	0	105	0
Other	27,641	157	20,769	116
Residential:
1-4 family	14,382	39	17,223	38
Home equities	567	7	776	7

Total	$47,285	$222	$38,882	$161

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

The types of modifications offered can generally be described in the following categories:

Maturity – A modification in which the maturity date, timing of payments or frequency of payments is modified.

Rate – A modification in which the interest rate is modified.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Rate and Maturity – A modification in which the interest rate is modified and maturity date, timing of payments or frequency of payments is modified.

Rate and Principal Reduction – A modification in which the interest rate is modified and the principal is reduced.

Rate and Payment Deferral – A modification in which the interest rate is modified and a portion of the principal is deferred.

The following tables present the period ending balances of newly restructured loans that occurred during the three and six months ended June 30, 2013 and 2012, respectively:

	For the three months June 30, 2013
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Rate & Principal Reduction	Rate & Payment Deferral	Total
Residential:
1-4 family	$0	$81	$158	$0	$0	$239
Home equities	0	0	0	0	0	0

Total	$0	$81	$158	$0	$0	$239

	For the three months June 30, 2012
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Rate & Principal Reduction	Rate & Payment Deferral	Total
Commercial	$56	$0	$0	$0	$0	$56
Residential:
1-4 family	0	288	0	0	115	403
Home equities	0	0	78	0	0	78

Total	$56	$288	$78	$0	$115	$537

	For the six months June 30, 2013
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Rate & Principal Reduction	Rate & Payment Deferral	Total
Residential:
1-4 family	$0	$424	$210	$0	$115	$749
Home equities	0	0	73	0	0	73

Total	$0	$424	$283	$0	$115	$822

	For the six months June 30, 2012
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Rate & Principal Reduction	Rate & Payment Deferral	Total
Commercial	$56	$0	$0	$0	$0	$56
Residential:
1-4 family	0	854	0	0	115	969
Home equities	0	57	78	298	0	433

Total	$56	$911	$78	$298	$115	$1,458

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and six months ended June 30, 2013, and 2012.

	For the three months ended June 30,
(Dollars in thousands)	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	0	$0	$0	1	$56	$56
Residential:
1-4 family	2	241	244	3	361	362
Home equities	0	0	0	1	77	79

Total	2	$241	$244	5	$494	$497

	For the six months ended June 30,
(Dollars in thousands)	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	0	$0	$0	1	$56	$56
Residential:
1-4 family	8	692	761	8	913	935
Home equities	1	74	75	3	487	440

Total	9	$766	$836	12	$1,456	$1,431

At June 30, 2013 and December 31, 2012, impaired loans of $5.5 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company had $21.1 million in TDRs compared to $24.7 million as of December 31, 2012. As of June 30, 2013, the Company had one hundred and ten loans that qualified as TDRs, of which eighty-two were performing according to their restructured terms. TDRs represented 3.40% of gross portfolio loans as of June 30, 2013, compared with 3.71% at December 31, 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended June 30, 2013 and 2012, respectively:

	For the three months ended June 30,
(Dollars in thousands)	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$49	0	$0
Commercial real estate:
Other	1	226	0	0

Total	2	$275	0	$0

	For the six months ended June 30,
(Dollars in thousands)	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	2	$497	0	$0
Commercial real estate:
Other	2	960	0	0
Residential:
1-4 family	0	0	2	394

Total	4	$1,457	2	$394

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

	June 30, 2013
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$189,186	$7,898	$197,084
Commercial real estate:
Construction	15,875	0	15,875
Other	263,760	16,614	280,374
Residential:
1-4 family	64,844	11,165	76,009
Home equities	43,940	345	44,285
Consumer	3,771	0	3,771

Total	$581,376	$36,022	$617,398

	December 31, 2012
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$229,341	$2,935	$232,276
Commercial real estate:
Construction	16,863	0	16,863
Other	262,395	24,008	286,403
Residential:
1-4 family	66,927	11,630	78,557
Home equities	45,181	0	45,181
Consumer	4,771	0	4,771

Total	$625,478	$38,573	$664,051

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of June 30, 2013, and December 31, 2012:

	June 30, 2013
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$163,516	$19,446	$2,603	$11,519	$0	$197,084
Commercial real estate:
Construction	15,809	66	0	0	0	15,875
Other	245,670	12,994	2,120	19,590	0	280,374
Residential:
1-4 family	60,498	1,173	0	14,338	0	76,009
Home equities	40,122	2,195	0	1,968	0	44,285
Consumer	3,502	193	38	38	0	3,771

Total	$529,117	$36,067	$4,761	$47,453	$0	$617,398

	December 31, 2012
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$203,280	$16,330	$6,850	$5,816	$0	$232,276
Commercial real estate:
Construction	16,790	73	0	0	0	16,863
Other	225,772	30,421	897	29,313	0	286,403
Residential:
1-4 family	62,356	1,180	457	14,564	0	78,557
Home equities	40,935	2,666	0	1,580	0	45,181
Consumer	4,376	354	0	41	0	4,771

Total	$553,509	$51,024	$8,204	$51,314	$0	$664,051

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of June 30, 2013, and December 31, 2012:

	As of June 30, 2013
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(398)	(230)	(25)	(666)	0	(1,319)
Recoveries	16	700	1	182	0	899
Provision	1,816	333	27	(217)	491	2,450

Ending balance	$5,602	$3,586	$31	$2,634	$1,280	$13,133

Ending balance: individually evaluated for impairment	$2,762	$275	$0	$969	$0	$4,006
Ending balance: collectively evaluated for impairment	$2,840	$3,311	$31	$1,665	$1,280	$9,127
Financing receivables
Ending balance	$197,084	$296,249	$3,771	$120,294	$0	$617,398
Ending balance individually evaluated for impairment	$10,990	$19,784	$0	$15,214	$0	$45,988
Ending balance collectively evaluated for impairment	$186,094	$276,465	$3,771	$105,080	$0	$571,410

	As of December 31, 2012
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(604)	(6,541)	(5)	(2,712)	0	(9,862)
Recoveries	118	13	2	810	0	943
Provision	1,881	5,515	(2)	1,547	459	9,400

Ending balance	$4,168	$2,783	$28	$3,335	$789	$11,103

Ending balance: individually evaluated for impairment	$1,051	$194	$0	$1,056	$0	$2,301
Ending balance: collectively evaluated for impairment	$3,117	$2,589	$28	$2,279	$789	$8,802
Financing receivables
Ending balance	$232,276	$303,266	$4,771	$123,738	$0	$664,051
Ending balance individually evaluated for impairment	$3,458	$29,077	$0	$15,125	$0	$47,660
Ending balance collectively evaluated for impairment	$228,818	$274,189	$4,771	$108,613	$0	$616,391

The ALLL totaled $13.1 million or 2.12% of total portfolio loans at June 30, 2013 and $11.1 million or 1.67% at December 31, 2012. The related allowance allocation for the Individual Tax Identification Number (ITIN) portfolio which is included in the residential classification was $982 thousand and $1.5 million at June 30, 2013, and December 31, 2012, respectively. In addition, as of June 30, 2013, the Company had $166.3 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $698 thousand in other liabilities in the Consolidated Balance Sheets.

During 2012, pursuant to ASC 860, Transfers and Servicing, and in connection with the sale of our former mortgage subsidiary, the Company reclassified mortgage loans held-for-sale to secured borrowings. Accordingly, at December 31, 2012, $65.1 million in loans held-for-sale were reclassified as a secured commercial loan, and were included in portfolio loan balances at December 31, 2012. At the time of the transfer, management determined that no additional allowance reserves were necessary due to the short term nature of the agreement, and insignificant loss histories of this loan class. As of June 30, 2013, the secured commercial loan balance was $23.6 million, a decrease of $41.5 million compared to December 31, 2012. The decrease in the secured commercial borrowing line is primarily attributable to increases in market interest rates resulting in lower loan volume. Consequently, the ALLL to total loans ratio reported at June 30, 2013, increased significantly compared to the reported ratio at December 31, 2012.

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

Management believes that the ALLL was adequately funded as of June 30, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2013, the unallocated allowance amount represented 10% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provide the foundation for the three major components of the Company’s ALLL: (1) historical valuation allowances established in accordance with ASC 450, Contingencies (“ASC 450”) for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310, Receivables (“ASC 310”) and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the Company’s ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.”

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Subsequent valuation adjustments are recognized within net loss of OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other noninterest expense in the Consolidated Statements of Operations. In some instances, the Bank may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

At June 30, 2013, and December 31, 2012, the recorded investment in OREO was $1.4 million and $3.1 million, respectively. For the six months ended June 30, 2013, the Company transferred foreclosed property from seven loans in the amount of $1.3 million to OREO and adjusted the balances through charges to the ALLL in the amount of $20 thousand relating to the transferred foreclosed property. During the six months ended June 30, 2013, no further impairment was identified on the foreclosed properties. During this period, the Company sold fourteen properties with balances of $3.0 million for a net gain of $13 thousand. The June 30, 2013 OREO balance consists of nine properties, of which seven are secured with 1-4 family residential real estate in the amount of $586 thousand. The remaining two properties consist of improved commercial land in the amount of $750 thousand, and a vacant residential lot in the amount of $24 thousand.

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

The Company’s effective income tax rate was 27.50% for the six months ended June 30, 2013, compared with 29.60% for the same period a year ago. The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations divided by pretax income from continuing operations.

NOTE 9. FEDERAL FUNDS PURCHASED

At June 30, 2013 and December 31, 2011, the Company had $0 outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $53.0 million at June 30, 2013. The Bank had available lines of credit with the Federal Reserve totaling $25.3 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $35.0 million at June 30, 2013. At June 30, 2013, the lines of credit had interest rates ranging from 0.28% to 1.12%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 10. TERM DEBT

The Bank had outstanding secured advances from the FHLB at June 30, 2013 and December 31, 2012 of $125.0 million and $125.0 million, respectively.

Future contractual maturities of FHLB term advances at June 30, 2013 are as follows:

(Dollars in thousands)
Year	Amount
2013	$125,000
2014	0
2015	0
2016	0
Thereafter	0

Total FHLB advances	$125,000

The maximum amount outstanding from the FHLB under term advances at any month end during the three months ended June 30, 2013, and the year ended December 31, 2012 was $135.0 million and $125.0 million, respectively. The average balance outstanding on FHLB term advances during the six months ended June 30, 2013 and year ended December 31, 2012 was $128.0 million and $110.4 million, respectively. The weighted average interest rate on the borrowings at June 30, 2013 and December 31, 2012 was 0.22% and 0.39%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of June 30, 2013, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $5.9 million. Furthermore, the Company has pledged $253.4 million of its commercial real estate and 1-4 family real estate mortgage loans, and has borrowed $125.0 million against the pledged loans. As of June 30, 2013, the Company held $19.0 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of June 30, 2013.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases three sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. All of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2013 was $97 thousand and $202 thousand, respectively, compared to $110 thousand and $226 thousand, respectively in the comparable periods in 2012. Rent expense was offset by rent income the three and six months ended June 30, 2013, of $4 thousand and $8 thousand, respectively, compared to $44 thousand and $51 thousand, respectively, in the comparable periods of 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, as of June 30, 2013, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2013	$140
2014	426
2015	484
2016	496
2017	435
Thereafter	1508

Total	$3,489

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$166,340	$144,333
Standby letters of credit	3,186	3,012
Guaranteed commitments outstanding	1,874	1,290

Total commitments	$171,400	$148,635

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the six ended June 30, 2013, and the year ended December 31, 2012, respectively. However, the Bank recognized a loss in connection with a standby letter of credit during the year ended December 31, 2012, which resulted in a $73 thousand charge to the reserve for unfunded commitments. The Bank did not recognize any losses on standby letters of credits for the six months ended June 30, 2013. At June 30, 2013, approximately $2.3 million of standby letters of credit expire within one year, and $881 thousand expire thereafter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $698 thousand and $499 thousand at June 30, 2013 and December 31, 2012, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the six months ended June 30, 2013, the Company provided additional provisions of $200 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company, pursuant to a purchase agreement, acquires from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. As of June 30, 2013, the Company has $23.6 million outstanding under the agreement. The majority of the mortgage loans were sold and removed from the balance sheet by July 31, 2013. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 68% and 65% of the Company’s gross loan and lease portfolio at June 30, 2013 and December 31, 2012, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market over the past five years, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2013:

(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Comprehensive income three months ended March 31, 2013	219	(37)	182
Comprehensive income three months ended June 30, 2013	(2,397)	650	(1,747)

Accumulated other comprehensive income as of June 30, 2013	$11	$(318)	$(307)

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2012:

(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2011	$919	$826	$1,745
Comprehensive income three months ended March 31, 2012	321	42	363
Comprehensive income three months ended June 30, 2012	427	(1,085)	(658)

Accumulated other comprehensive income as of June 30, 2012	$1,667	$(217)	$1,450

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income incorporated in this document.

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

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Statements of Operations. In accordance with ASC 815-10, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

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

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will not occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in OCI are recognized immediately in earnings.

During August 2010, the Company entered into five forward starting interest rate swap contracts (“IR”), to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at February 3, 2011, had effective dates and maturities ranging from March 1, 2012 through March 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of February 3, 2011. Furthermore, the disclosure indicates as of February 3, 2011, the maximum length of time over which the Company hedged its exposure to variability in future cash flows for forecasted transactions.

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

On February 4, 2011, the Company terminated the IR swap positions disclosed in the table above, and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. In addition, upon termination of the hedge contract, the Company received the full amount of the collateral posted pursuant to the hedge contract. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.

The IR’s were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month Libor rate index. The $3.0 million in cash received from the counterparty reflects gains to be reclassified into earnings. Accordingly, the net gains will be reclassified from OCI to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction will affect earnings.

As of June 30, 2013, the Company performed on the first two legs of the forecasted transaction by executing forecasted FHLB borrowings of $75.0 million, with maturities that aligned with the respective interest rate swap agreements. Accordingly, since March 1, 2012, $471 thousand of net gains have been reclassified out of accumulated OCI and netted with other borrowing expense. During the six months ended June 30, 2013, net gains of $177 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2013, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at June 30, 2013, had effective dates and maturities ranging from August 1, 2013, through August 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of June 30, 2013. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

(Dollars in thousands)
Description	Notional Amount	Effective Date	Maturity
Forward starting interest rate swap	$75,000	August 1, 2013	August 1, 2014
Forward starting interest rate swap	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	$75,000	August 1, 2016	August 1, 2017

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75 million in FHLB borrowings that were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 loss recognized in earnings, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from OCI to earnings

The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $2.7 million as of June 30, 2013. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $4.7 million and an aggregate fair market value of $4.3 million. If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2013, and December 31, 2012. See Note 14 in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Forward starting interest rate swaps (1)	Other assets/Other liabilities	$0	$0	$2,745	$4,085

(1)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three and six months ended June 30, 2013 and 2012:

(Dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Description	Income Sheet Location	2013	2012	2013	2012
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$150	$150	$300	$200

(1)	Cash flow designation removed. Gains represent amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 14. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2013, and December 31, 2012, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets – Continued operations
Cash and cash equivalents	$43,236	$43,236	$45,068	$45,068
Securities available-for-sale	218,495	218,495	197,354	197,354
Securities held-to-maturity	34,843	33,185	31,483	31,493
Portfolio loans, net	604,600	598,777	653,260	664,119
Promissory note due from the Mortgage Company	3,271	3,271	3,592	3,592
Federal Home Loan Bank Stock	5,875	5,875	5,875	5,875
Financial liabilities – Continued operations
Deposits	$694,901	$695,148	$701,052	$702,817
Securities sold under agreements to repurchase	1,758	1,758	13,095	13,095
Federal Home Loan Bank advances	125,000	125,000	125,000	125,231
Subordinated debenture	15,465	8,024	15,465	8,109
Derivatives	2,745	2,745	4,085	4,085

Off balance sheet financial instruments:	Contract Amount	Contract Amount
Commitments to extend credit	$166,340	$144,333
Standby letters of credit	$3,186	$3,012
Guaranteed commitments outstanding	$1,874	$1,290

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At June 30, 2013, future cash flows were discounted at 6.43%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Fair Value at June 30, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$886	$0	$886	$0
Obligations of states and political subdivisions	68,652	0	68,652	0
Corporate securities	66,924	0	66,924	0
Other investment securities (1)	82,033	0	82,033	0

Total assets measured at fair value	$218,495	$0	$218,495	$0

Derivatives – forward starting interest rate swap	$2,745	$0	$2,745	$0

Total liabilities measured at fair value	$2,745	$0	$2,745	$0

(Dollars in thousands)	Fair Value at December 31, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,946	$0	$2,946	$0
Obligations of states and political subdivisions	58,484		57,353	1,131
Corporate securities	61,556	0	61,556	0
Other investment securities (1)	74,368	0	60,621	13,747

Total assets measured at fair value	$197,354	$0	$182,476	$14,878

Derivatives – forward starting interest rate swap	$4,085	$0	$4,085	$0

Total liabilities measured at fair value	$4,085	$0	$4,085	$0

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

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

Sensitivity of the Level 3 Fair Value Measurements

Other investments – At December 31, 2012 the Company held non-agency mortgage backed securities with a fair value of $13.8 million classified as Level 3 in the fair value hierarchy, respectively. The significant unobservable inputs used in the fair value measurement of these securities are prepayment rates, probabilities of default, and loss severities in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Obligations of states and political subdivisions—At December 31, 2012 the Company held municipal securities with a fair value of $1.1 million classified as Level 3 in the fair value hierarchy. The fair value hierarchy classification for these securities differs from the remaining municipal bond portfolio which is classified as Level 2. Generally, for Level 2 municipal securities, the fair values are derived from discounted cash flows based on observable market yields for similarly rated securities with similar maturities.

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

The following tables provide quantitative information about Level 3 fair value measurements for the year ended December 31, 2012:

December 31, 2012	Fair Value	Valuation Techniques(s)	Unobservable Input
Obligations of states and political subdivisions	$1,131	Discounted cash flow	Risk adjusted discount rate
Other investment securities	$13,747	Discounted cash flow	Constant prepayment rate Probability of default Loss Severity

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three and six months ended June 30, 2013, and 2012. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and Settlements	Transfers out	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Three months ended June 30, 2013
Mortgage backed securities	$750	0	0	0	0	(750)	$0	0
Three months ended June 30, 2012
Derivatives – interest rate lock commitments (1)	$(16)	0	247	0	0	0	$231	0
Earn out payable (1) (2)	$200	0	0	0	0	0	$200	0

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and Settlements	Transfers out	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Six months ended June 30, 2013
Obligations of states and political subdivisions	$1,131		0	0	0	(1,131)	$0	0
Mortgage backed securities	$13,747		0	0	(749)	(12,998)	$0	0
Six months ended June 30, 2012
Derivatives – interest rate lock commitments (1)	$179	0	52	0	0	0	$231	0
Earn out payable (1) (2)	$600	0	0	0	(400)	0	$200	0

(1)	Pursuant to the sale of the Mortgage Company effective June 30, 2012, the Company no longer has interest rate lock commitments, and has settled the earn out payable. See Note 3, Discontinued Operations in these Notes to Unaudited Consolidated Financial Statements for further detail on the sale of the Mortgage Company. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.
(2)	The earn out payable amount represents the fair value of the Company’s earn out incentive agreement with the Company’s former subsidiary Bank of Commerce Mortgage. The non-controlling shareholder’s of the mortgage subsidiary earned certain cash payments from the Company, based on targeted results. The fair value of the earn out payable was estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets the target results. During 2012, the remaining earn out incentive proceeds were netted with consideration received by the Company as part of the sales transaction of the Bank of Commerce Mortgage, and the liability was terminated as of July 1, 2012. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.

Classification transfers of $1.1 million and $13.7 million in municipal bonds and non-agency mortgage backed securities from Level 2 to Level 3 were made in December 2012. The Company determined the fair values of these securities were derived by both observable and unobservable inputs. Accordingly, a Level 3 classification was deemed necessary. During the three months ended June 30, 2013, the Company transferred $750 thousand associated with one non-agency mortgage backed security from Level 3 to Level 2. During this period the Company was able to obtain observable inputs to determine the securities fair value. During the six months ended June 30, 2013, the Company transferred $1.1 million and $13.0 million in municipal bonds and non-agency mortgage backed securities from Level 3 to Level 2. During the current period, the Company determined the fair values of these securities were derived from observable inputs.

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

(Dollars in thousands)	Fair Value at June 30, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$3,163	$0	$0	$3,163
Other real estate owned	88	0	0	88

Total assets measured at fair value	$3,251	$0	$0	$3,251

(Dollars in thousands	Fair Value at December 31, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$12,865	$0	$0	$12,865
Other real estate owned	931	0	0	931

Total assets measured at fair value	$13,796	$0	$0	$13,796

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Impaired loans	$238	$223	$394	$520
Other real estate owned	0	819	3	819

Total	$238	$1,042	$397	$1,339

For the six months ended June 30, 2013:

•	Collateral dependent impaired loans with a carrying amount of $3.6 million were written down to their fair value of $3.2 thousand resulting in a $394 thousand adjustment to the ALLL.

•	OREO properties with a carrying amount of $91 thousand were written down to their fair value of $88 thousand, resulting in a $3 thousand adjustment to the ALLL

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2012 to June 30, 2013. Also discussed are significant trends and changes in the Company’s results of operations for the six months ended June 30, 2013, compared to the same periods in 2012. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

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

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in Bank of Commerce Mortgage (the “Mortgage Company”), a residential mortgage banking company headquartered in San Ramon, California. At the date of sale the Mortgage Company operates twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of their capital stock. The initial transaction was recorded in accordance with ASC 805, Business Combinations, and resulted in recorded goodwill of $3.7 million. See the Company’s 2009 and 2010 Notes to the Consolidated Financial Statements, incorporated in the Company’s respective Form 10-K filings for further information regarding the purchase and accounting for the acquisition of the Mortgage Company.

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

Our vision is to embrace changes in the industry and develop profitable business strategies that allow us to maintain our customer relationships and build new ones. Our competitors are no longer just banks; we must compete with a myriad of other financial entities that compete for our core business. The flexibility provided by our status as a bank holding company has become increasingly important. We have developed strategic plans that evaluate additional financial services and products that can be delivered to our customers efficiently and profitably. Producing quality returns is, as always, a top priority.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of June 30, 2013, we had 37.4 million in nonperforming assets, or 3.92% of total assets. We also seek to maintain an adequate ALLL, which at June 30, 2013 was $13.1 million, representing 2.13% of our loan portfolio.

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

Executive Overview

Significant items for the six months ended June 30, 2013 were as follows:

Financial Position

•

Total consolidated assets were $956.6 million as of June 30, 2013, compared to $979.4 million as of December 31, 2012. Cash from net pay downs of loans were used to fund net purchases of available-for-sale securities and purchases of the Company’s common stock.

Capital

•	Repurchased 982,173 common shares at a weighted average cost of $5.02 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	Paid preferred stock dividends of $100 thousand compared to $434 thousand during the same period in 2012.

•

Declared cash dividends of $0.03 per share for 2nd quarter. In determining the amount of dividends to be paid, we consider capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•

Net earnings per diluted common share attributable to continuing and discontinued operations were $0.26 and $0.00, compared to $0.21 and 0.02, during the same period in 2012, respectively. The increase in net earnings per diluted common share from continuing operations was principally attributed to reduced SBLF preferred stock dividends as a result of increased qualified lending, and a decrease in weighted average basic and diluted common shares.

•

Net interest margins have decreased compared to the same period a year ago. Net interest margin, on a tax equivalent basis, was 3.80% compared to 3.99% at December 31, 2012, and 4.04% at June 30, 2012. Decreased yields in the loan portfolio were partially offset by decreased funding costs.

•	We recorded gains of $595 thousand on the sale of investment securities compared to gains of $1.1 million during the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Quality

•

Nonperforming assets decreased to $37.4 million, or 3.92% of total assets, as of June 30, 2013, compared to $41.6 million, or 4.25% of total assets as of December 31, 2012. Nonperforming loans decreased $2.6 million to $36.0 million, or 5.83% of total loans, as of June 30, 2013, compared to $38.6 million, or 5.81% of total loans as of December 31, 2012. Nonaccrual loans have been written-down to their estimated net realizable values.

•	Net charge offs were $419 thousand, or 0.07% of average loans, as compared to net charge offs of $1.1 million or 0.18% of average loans during the same period a year ago.

•

Provision for loan and lease losses were $2.5 million, a decrease of $500 thousand compared to the same period a year ago. During the current period, provision expense to net charge offs was 585% compared to 274% during the same period a year ago.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10-K filed with the SEC on March 15, 2013. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Types of derivative transactions currently recorded by the Company as of June 30, 2013:

•

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At June 30, 2013, the Company maintained a notional amount of $75.0 million in interest rate swap agreements which were in an aggregate unrealized loss position of 2.7 million.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income from continuing operations was $4.0 million during the six months ended June 30, 2013 compared to $4.0 million during the same period a year ago. Decreased provision for loan losses during the current period were substantially offset by decreased net interest income, compared to the same period a year ago.

Net income attributable to Bank of Commerce Holdings decreased $267 thousand to $4.0 million for the six months ended June 30, 2013 compared with $4.3 million for the same period a year ago. The decrease in net income attributable to Bank of Commerce holdings directly resulted from decreased net income from discontinued operations.

Despite decreased net income attributable to Bank of Commerce Holdings, net income available to common shareholders during the six months ended June 30, 2013 remained consistent with the same period a year ago. Accordingly, net income available to common shareholders was $3.9 million for the six months ended June 30, 2013, compared with $3.9 million for the same period a year ago. During the six months ended June 30, 2013, common shareholders benefited from a $267 thousand decrease in preferred stock dividends payable to the U.S. Treasury pursuant to the SBLF program as a result of increased qualified lending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Diluted earnings per share (EPS) from continuing operations and discontinued operations were $0.26 and $0.00 for the six months ended June 30, 2013 compared with $0.21 and $0.02 for the same period a year ago, respectively. With net income available to common shareholders remaining relatively flat, the increase in diluted EPS compared to the same period a year ago, primarily resulted from a combination of decreased preferred stock dividends and decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

The Company continued to quarterly cash dividends of $0.03 per share during the first six months of 2013. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the six months ended June 30, 2013 and 2012. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document. Our return on average common shareholders’ equity is positively impacted in the six months ended June 30, 2013 as the result of decreased preferred stock dividends and lower average common shareholder equity. To the extent this performance metric is used to compare our performance with other financial institutions we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets. The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(Dollars in thousands)
(Unaudited)	June 30, 2013	June 30, 2012
Returns on average assets:
Net earnings available to common shareholders	0.82%	0.82%
Operating earnings	0.84%	0.91%
Return on average common shareholders’ equity:
Net earnings available to common shareholders	7.22%	6.99%
Operating earnings	7.40%	7.77%
Returns on average tangible common shareholders’ equity:
Net earnings available to common shareholders	8.83%	8.53%
Operating earnings	9.05%	9.49%
Calculation of average common tangible shareholders’ equity:
Average shareholder equity	$109,356	$110,953
Less: average preferred equity	19,931	19,931
Less: average intangible assets	39	113

	$89,386	$90,909

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. Net interest income for the six months ended June 30, 2013 was $16.8 million compared to $17.2 million during the same period a year ago.

Interest income for the six months ended June 30. 2013 was $18.6 million, a decrease of $1.5 million or 7.5% compared to the same period a year ago. The decrease in interest income during the first six months of 2013 compared to the same period a year ago was primarily driven by decreased yields in the loan portfolio and the investment securities portfolio, partially offset by increased investment securities volume. The decrease in loan portfolio yield was primarily driven by net increases in non-accruing commercial and commercial real estate loans compared to the first six months of 2012. Total non-accruing loans at June 30, 2013 increased $18.2 million compared to the same period a year ago. As a result, during the six months ended June 30, 2013, loan interest income decreased $1.7 million thousand or 10% compared to the same period a year ago. Substantially all of the decrease in loan interest income was attributable to changes in yields.

Interest income recognized from the investment securities portfolio increased $187 thousand during the six months ended June 30, 2013 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased volume, partially offset by decreased yields. Average securities balances and weighted average tax equivalent yields at June 30, 2013 and 2012 were $249.8 million and 3.18% compared to $198.1 million and 3.78%, respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense for the six months ended June 30, 2013 was $1.8 million, a decrease of $1.1 million or 37% compared to the same period a year ago. During the first six months of 2013, the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense was primarily driven by $300 thousand in gains reclassified from OCI and netted with FHLB interest expense. The reclassification of OCI was associated with a forward starting interest rate swap agreement that is part of the Company’s hedging strategy. During the six months ended June 30, 2012 the Company netted $200 in reclassified gains. The additional OCI reclassified in the current period resulted in a 15 basis point decline in FHLB borrowing expense yields compared to the same period a year ago. See Note 13, Derivatives in these Notes to Unaudited Consolidated Financial Statements in this document for further detail.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.80% for the six months ended June 30, 2013, a decrease of 24 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 50 basis point decline in yield on average earning assets, partially offset by a 26 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will present significant challenges. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the six months ended June 30, 2013 and 2012:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(unaudited)

	Six months ended June 30, 2013			Six months ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans(1)	$624,444	$14,999	4.80%	$630,370	$16,660	5.29%
Tax-exempt securities	91,833	1,881	4.10%	66,043	1,713	5.19%
US government securities	2,313	30	2.59%	0	0	0.00%
Mortgage backed securities	64,635	735	2.27%	64,408	799	2.48%
Other securities	91,013	1,330	2.92%	67,664	1,223	3.61%
Interest bearing due from banks	40,306	266	1.32%	51,166	303	1.18%

Total average interest earning assets	914,544	19,241	4.21%	879,651	20,698	4.71%
Cash & due from banks	9,920			9,467
Bank premises	10,081			9,465
Other assets	30,106			46,478

Total average assets	$964,651			$945,061

Interest Bearing Liabilities
Interest bearing demand	$235,786	$251	0.21%	$183,078	$310	0.34%
Savings deposits	91,482	133	0.29%	88,879	221	0.50%
Certificates of deposit	252,322	1,351	1.07%	282,904	2,070	1.46%
Repurchase agreements	11,476	6	0.10%	13,685	13	0.19%
Other borrowings	143,688	105	0.15%	128,059	297	0.46%

Total average interest bearing liabilities	734,754	1,846	0.50%	696,605	2,911	0.84%
Noninterest bearing demand	114,119			107,410
Other liabilities	6,422			30,093
Shareholders’ equity	109,356			110,953

Total average liabilities and shareholders’ equity	$964,651			$945,061

Net Interest Income and Net Interest Margin (2)		$17,395	3.80%		$17,787	4.04%

Interest income on loans includes fee (expense) income of approximately $(148) thousand and $(91) thousand for the six months ended June 30, 2013 and 2012, respectively.

(1)	Average nonaccrual loans of $40.1 million and $20.5 million for the six months ended June 30, 2013 and 2012 are included, respectively.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $603 thousand and $548 thousand for the six months ended June 30, 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2013 and June 30, 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	June 30, 2013 over June 30, 2012
(Dollars in thousands)	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$(142)	$(1,519)	$(1,661)
Tax-exempt securities[1]	528	(360)	168
US government securities	30	0	30
Mortgage backed securities	3	(67)	(64)
Other securities	341	(234)	107
Interest bearing due from banks	(72)	35	(37)

Total Increase (Decrease)	688	(2,145)	(1,457)
(Decrease) Increase
In Interest Expense:
Interest bearing demand	56	(115)	(59)
Savings accounts	4	(92)	(88)
Certificates of deposit	(164)	(555)	(719)
Repurchase agreements	(1)	(6)	(7)
Other borrowings	11	(203)	(192)

Total Increase (Decrease)	(94)	(971)	(1,065)

Net Increase (Decrease)	$782	$(1,174)	$(392)

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2013 was $1.8 million, a decrease of $612 thousand, or 25%, compared to the same period a year ago. The following table presents the key components of noninterest income for the six months ended June 30, 2013 and 2012:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2013	2012	Change Amount	Change Percent	2013	2012	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$54	$50	$4	8%	$100	$97	3	3%
Payroll and benefit processing fees	114	118	(4)	-3%	242	273	(31)	-11%
Earnings on cash surrender value – Bank owned life insurance	112	114	(2)	-2%	268	227	41	18%
Gain on investment securities, net	406	542	(136)	-25%	595	1,187	(592)	-50%
Merchant credit card service income, net	32	38	(6)	-16%	65	73	(8)	-11%
Other income	307	320	(13)	-4%	579	604	(25)	-4%

Total noninterest income	$1,025	$1,182	$(157)	-13%	$1,849	$2,461	(612)	-25%

Payroll and benefit processing fees decreased by $31 thousand for the six months ended June 30, 2013 compared to the same period a year ago. The decrease in payroll and benefit processing fees is largely attributed to timing differences in recording these revenues. Timing differences excluded, these fees have remained relatively consistent over the three and six months ended June 30, 2013 compared to the same periods a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank owned life insurance increased $41 thousand or 18% for the six months ended June 30, 2013 compared to the same period a year ago. The increase was primarily attributed to the purchase of additional life insurance policies during December of 2012.

Gains on the sale of investment securities decreased $136 thousand to $406 thousand for the three months ended June 30, 2013, compared to $542 thousand for the same period a year ago. During the three months ended June 30, 2013, the Company purchased thirty-three securities with weighted average yields of 2.39%. During the same period the Company sold twenty-nine securities with weighted average yields 2.09%. During the first six months of 2013, the Company purchased seventy-five securities with a weighted average yield of 2.41%, and sold thirty-nine securities with a weighted average yield of 2.17%. Generally, securities purchased had relatively short durations with good credit quality.

The major components of other income are fees earned on ATM transactions, mortgage fee income, online banking services, wire transfers, and FHLB dividends. Changes in the other components of other income are a result of normal operating activities.

NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 2013 was $10.6 million, a decrease of $531 thousand or 5% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,				For the six months ended June 30,
(Dollars in thousands)	2013	2012	Change Amount	Change Percent	2013	2012	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$3,074	$2,595	$479	18%	$5,998	$5,653	$345	6%
Occupancy & equipment expense	528	473	55	12%	1,103	1,015	88	9%
Write down of other real estate owned	0	425	(425)	-100%	0	425	(425)	-100%
Federal Deposit Insurance Corporation insurance premium	245	198	47	24%	333	410	(77)	-19%
Data processing fees	136	115	21	18%	270	185	85	46%
Professional service fees	294	304	(10)	-4%	563	607	(44)	-7%
Deferred compensation expense	0	146	(146)	-100%	0	290	(290)	-100%
Other expenses	871	1,060	(189)	-18%	2,343	2,556	(213)	-8%

Total noninterest expense	$5,148	$5,316	$(168)	-3%	$10,610	$11,141	$(531)	-5%

Salaries and related benefits expense for the three months ended June 30, 2013 was $3.1 million, an increase of $479 thousand or 18% compared to the same period a year ago. The increase in salaries and related benefits was primarily driven by executive severance pay and an increase in contributions to the Company’s employee profit sharing plan. During the three months ended June 30, 2013, the Bank terminated a key executive, resulting in a one-time severance payment. In addition during the three months ended June 30, 2013, management increased profit sharing accruals as a result of the Company meeting certain budgeted projections.

Occupancy and equipment expense for the three months ended June 30, 2013 was $528 thousand, an increase of $55 thousand or 12% compared to the same period a year ago. The increase in this expense was primarily attributable to the timing differences in certain overhead costs incurred such as insurance and utilities expense. Occupancy and equipment expense for the six months ended June 30, 2013 was $1.1 million, an increase of $87 thousand or 9% compared to the same period a year ago. The increase in occupancy and equipment during this period is primarily driven by the acceleration of certain leasehold amortization, partially offset by decreased maintenance expenses.

The increase in FDIC assessments during the three months ended June 30, 2013, compared to the same period a year ago resulted from certain true-up adjustments to record additional premium expenses deemed necessary upon receipt of final prepaid premium reimbursement from the FDIC. In contrast the decrease in FDIC assessments during the six months ended June 30, 2013, compared to the same period a year ago resulted from true-up adjustments to reverse prior period over accruals. In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter 2010, 2011, and 2012, on December 30, 2009. The amount paid on December 30, 2009 was substantially higher than the subsequent quarterly deposit insurance assessments. As a consequence, true-up adjustments were deemed necessary. Additional discussion on FDIC insurance assessments is provided in Part I, Item 1 under the caption Deposit Insurance, in our most recent Form 10-K filed on March 15, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Data processing expense for the three ended June 30, 2013 was $136 an increase of $21 thousand or 18% compared to the same period a year ago. Data processing expense for the six months ended June 30, 2013 was $270 an increase of $85 thousand or 46% compared to the same period a year ago. The increases in data processing expense compared to the same periods a year ago is primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to see continued increased costs in these expenses in the foreseeable future.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for the six months ended June 30, 2013 was $562 thousand, a decrease of $45 thousand or 7% compared to the same period a year ago. The decrease in professional fees was primarily driven by the reclassification of commission expense paid on the repurchase of the Company’s common stock. During June of the current period, the Company reclassified $62 thousand in current and prior year’s commission expenses to shareholders equity, to properly record these costs as a reduction to common stock.

Deferred compensation expense for the three months ended June 30, 2013 was $0 a decrease of $146 thousand or +100% compared to the same period a year ago. Deferred compensation expense for the six months ended June 30, 2013 was $0 a decrease of $290 thousand or +100% compared to the same period a year ago. During June of the current period, the Company’s board of directors approved a revision to the Supplemental Executive Retirement Plan (SERP) resulting in a reduction in accrued deferred compensation expenses of $357 thousand. For disclosure purposes, in the table above and in the Consolidated Statement of Operations, the benefit in deferred compensation expense is included in the line item other expenses.

Other expenses for the three months ended June 30, 2013 were $871 thousand, a decrease of $189 thousand or 18% compared to the same period a year ago. The decrease in other expenses was primarily driven by the reduction in SERP expenses, a $154 thousand decrease in losses on sale of OREO, and a $54 thousand decrease in OREO operating expenses. The decreases in other expenses were partially offset by $51 thousand in losses resulting from the repurchase of two 1-4 family mortgage loans which were previously sold through the Company’s former mortgage subsidiary. Other expenses for the six months ended June 30, 2013 were $2.3 million, a decrease of $210 thousand or 8% compared to the same period a year ago. The decrease in other expenses during the six months ended June 30, 2013 was primarily driven by the reduction in SERP expenses, a $553 thousand decrease in losses on sale of OREO, partially offset by $51 thousand in losses resulting from the repurchase of two 1-4 family mortgage loans, and a $50 thousand increase in provisions for unfunded commitments.

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

The following table reflects the Company’s tax provision and the related effective tax rate for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Income tax provision	$757	$857	$1,535	$1,660
Effective tax rate	27.40%	29.25%	27.50%	29.60%

The Company’s effective tax rate is derived from dividing income tax expense for continuing operations by income from continuing operations before provision for income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

BALANCE SHEET

As of June 30, 2013, the Company had total consolidated assets of $956.6 million, total net portfolio loans of $604.6 million, an ALLL of $13.1 million, deposits outstanding of $694.9 million, and stockholders’ equity of $106.9 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of June 30, 2013, the Company maintained cash positions at the FRB and correspondent banks in the amount of $19.7 million. The Company also held certificates of deposits with other financial institutions in the amount of $20.8 million, which the Company considers liquid.

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $218.5 million at June 30, 2013, compared with $197.4 million at December 31, 2012. During the first six months of 2013, the Company focused on investing cash received from the net principal repayments of loans into municipal bonds, corporate bonds, and mortgage backed securities.

Purchases of municipal bonds focused on bank qualified general obligation and revenue bonds where the debt proceeds generally are used to fund operations and essential services. The municipal bonds purchased had coupons ranging from 0% to 6%, maturities ranging from nine to sixteen years, and call dates within three to ten years. The majority of these bonds are structured in such a way that management believes there is a reasonable probability that the call options will be exercised at their respective call dates. Management monitors the financial performance of the municipal bond portfolio on an ongoing basis. Should the outcome of these reviews indicate declining credit quality, inadequate debt service coverage, or if the bonds have fallen outside of our accepted risk tolerance, the bonds are sold in the open market.

Purchases of corporate bonds focused on relatively moderate term (maturities ranging between three to ten years), high quality debt instruments issued by large cap financial institutions. Management believes the relative risk adjusted yield spreads of these securities compared to what is currently offered in the treasury markets, or mortgage backed securities markets provides some mitigation of ongoing net interest margin compression without extending too long on the yield curve.

During the first six months of 2013, the Company purchased 75 securities with a weighted average yield of 2.41%, and weighted average duration of 6.26, sold 39 securities with a weighted average yield of 2.17%. The net sales activity resulted in $595 thousand net realized gains.

At June 30, 2013, the Company’s net unrealized losses on available-for-sale securities were $692 thousand, compared with $2.9 million net unrealized gains at December 31, 2012. The unfavorable change in net unrealized losses was primarily due to decreases in the fair values of the Company’s municipal bond, corporate bond, and asset backed portfolios. The decreases in the fair values of the Company’s investment securities portfolio were primarily driven by the contraction of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance decreased substantially during the first six months of 2013. The Company recorded net portfolio loans of $604.6 million at June 30, 2013, compared with $653.3 million at December 31, 2012, a decrease of $49 million, or 8%. The decrease in net portfolio loans was primarily attributable to the $41.5 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which the Bank purchases an undivided participation ownership interest in the mortgage loans. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume. Further information regarding the early loan purchase program is provided in the Financial Conditions discussion under the caption mortgage loans in this management’s discussion and analysis of financial condition and results of operations.

The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $2.5 million in provisions for loan losses during the first six months of 2013, compared with $3.0 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 2.12% and 1.67% as of June 30, 2013, and December 31, 2012, respectively.

Net charge offs were $419 thousand during the first six months of 2013, compared with net charge offs of $1.1 million during the same period a year ago. The charge offs in the current year were primarily focused in commercial real estate, commercial, and 1-4 family residential loans. During the first six months of 2013 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2012 and 2011. Management is cautiously optimistic that given recent improvements in local and national economic conditions, the Company’s impaired assets will begin to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by depressed real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. Past due loans as of June 30, 2013 increased to $25.1 million, compared to $21.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million as of December 31, 2012. The increase in past due loans was primarily attributable to several large commercial real estate credits migrating to greater than 90 days past due. The majority of these credits were associated with a single borrower in our local markets. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At June 30, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The Company’s OREO balance at June 30, 2013 was $1.4 million compared to $3.1 million at December 31, 2012. The net decrease in OREO was primarily driven by the sale of a commercial real estate property with a carrying value of $1.2 million, and a net decrease in the number of 1-4 family residential properties transferred in to OREO. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company generally expects additional foreclosure activity for the foreseeable future, mainly centered in the ITIN portfolio.

Total deposits as of June 30, 2013 were $694.9 million compared to $701.1 million at December 31, 2012, a decrease of $6.2 million or 0.88%. During the first six months of 2013, decreases in noninterest bearing demand and time deposit accounts were partially offset by increases interest bearing demand and savings accounts

Brokered certificates of deposits totaled $29.2 million at June 30, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 7 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. As of June 30, 2013, the Company has purchased 982,173 thousand shares according to the respective stock repurchase plan. All shares were retired subsequent to purchase. As such, the weighted average number of basic and dilutive common shares outstanding decreased by 1.2 million during the six months ended June 30, 2013. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

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

The Company’s available-for-sale investment portfolio is generally utilized as a secondary source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $218.5 million at June 30, 2013, compared with $197.4 million at December 31, 2012. During the first six months of 2013, the Company focused on investing cash received from the net principal repayments of loans into municipal bonds, corporate bonds, and mortgage backed securities. Purchases of available-for-sale securities of $76.1 million and an decrease in fair value of $3.6 million were offset by sales of $44.7 million, pay downs of $5.9 million, and amortization of net purchase price premiums of $500 thousand. During the first six months of 2013, the Company purchased sixty-seven available for sale securities and sold thirty-eight securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $34.8 million at June 30, 2013, compared with $31.5 million at December 31, 2012. Purchases of $3.3 million of held-to-maturity securities were offset by $59 thousand net discount accretion. During the first six months of 2013, the Company purchased eight held-to-maturity securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the investment securities portfolio by classification and major type as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)
Available-for-sale securities (1)	June 30, 2013	December 31, 2012
U.S. government & agencies	$886	$2,946
Obligations of state and political subdivisions	68,652	58,484
Mortgage backed securities and collateralized mortgage obligations	53,538	51,530
Corporate securities	66,924	61,556
Other asset backed securities	28,495	22,838

Total	$218,495	$197,354

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$34,843	$31,483

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at June 30, 2013:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
Available-for-sale securities	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government & agencies	$0	0%	$0	0%	$0	0%	$987	2.61%	$987	2.61%
Obligations of state and political subdivisions	0	0%	8,963	2.42%	24,727	2.40%	34,881	2.88%	68,571	2.64%
Mortgage backed securities and collateralized mortgage obligations	2,826	4.90%	27,247	1.94%	24,086	2.36%	0	0%	54,159	2.28%
Corporate securities	1,988	2.65%	34,111	2.87%	30,206	2.77%	998	4.05%	67,303	2.84%
Other asset backed securities	0	0%	0	0%	3,155	2.16%	25,012	3.01%	28,167	2.92%

Total	$4,814	3.97%	$70,321	2.45%	$82,174	2.52%	$61,878	2.95%	$219,187	2.65%

Held-to-maturity securities
Obligations of state and political subdivisions	$0	0%	$369	1.46%	$11,302	3.10%	$23,172	2.71%	$34,843	2.83%

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

Overall, the net portfolio loan balance decreased substantially during the first six months of 2013. The Company recorded net portfolio loans of $604.6 million at June 30, 2013, compared with $653.3 million at December 31, 2012, a decrease of $49 million, or 8%. The decrease in net portfolio loans was primarily attributable to the $41.5 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which the Bank purchases an undivided participation ownership interest in the mortgage loans. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume. Further information regarding the early loan purchase program is provided in the Financial Conditions discussion under the caption mortgage loans in this management’s discussion and analysis of financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	% of gross portfolio loans	December 31, 2012	% of gross portfolio loans
Commercial	$197,084	31%	$232,276	34%
Real estate – construction loans	15,875	3%	16,863	3%
Real estate – commercial (investor)	201,896	33%	211,318	32%
Real estate – commercial (owner occupied)	78,478	13%	75,085	11%
Real estate – ITIN loans	58,271	9%	60,105	9%
Real estate – mortgage	17,738	3%	18,452	3%
Real estate – equity lines	44,285	7%	45,181	7%
Consumer	3,581	1%	4,422	1%
Other	190	0%	349	0%

Gross portfolio loans	$617,398	100%	$664,051	100%
Less:
Deferred loan fees, net	(335)		(312)
Allowance for loan and lease losses	13,133		11,103

Net portfolio loans	$604,600		$653,260

The following table provides a breakdown of the Company’s real estate construction portfolio as of June 30, 2013:

(Dollars in thousands)
Loan Type	Balance	% of gross portfolio loans
Commercial lots and entitled commercial land	$9,601	3%
Commercial real estate – construction	2,199	0%
1-4 family subdivision loans	1,538	0%
1-4 family individual residential lots	1,419	0%
1-4 family construction speculative	1,118	0%

Total real estate – construction	$15,875	3%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of June 30, 2013, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$86,741	$74,334	$36,009	$197,084
Real estate—construction loans	8,732	5,167	1,976	15,875
Real estate—commercial (investor)	23,365	68,697	109,834	201,896
Real estate—commercial (owner occupied)	706	19,477	58,295	78,478
Real estate—ITIN loans	0	0	58,271	58,271
Real estate—mortgage	2,866	1,922	12,950	17,738
Real estate—equity lines	713	4,868	38,704	44,285
Consumer	1,426	1,694	461	3,581
Other	0	190	0	190

Gross portfolio loans	$124,549	$176,349	$316,500	$617,398

Loans due after one year with:
Fixed rates		$81,114	$97,899	$179,013
Variable rates		95,235	218,601	313,836

Total		$176,349	$316,500	$492,849

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

Bank’s total risk based capital. At June 30, 2013 and December 31, 2012, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $23.6 million and $65.1 million, respectively; these loans were in pending sale status as of their respective reporting dates.

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

As of June 30, 2013, and December 31, 2012, the specific ITIN ALLL allocation represented approximately 1.68% and 2.52% of the total outstanding principal, respectively. During the Company’s most recent regulatory examination, bank examiners concurred with management’s assessment regarding the required level of the general valuation allowance on the ITIN portfolio.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although management is cautiously optimistic that local economic conditions will continue to improve, our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $36.0 million or 5.83% of total portfolio loans as of June 30, 2013, as compared to $38.6 million, or 5.81% of total loans, at December 31, 2012. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $37.4 million, or 3.92% of total assets as of June 30, 2013, compared with $41.6 million, or 4.25% of total assets as of December 31, 2012.

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

The Company practices one exception to the nonaccrual policy for the Arrow loan pool which has unique credit characteristics, and are made up of subordinated home equity lines of credits and home equity loans. The Arrow credits are considered uncollectable when they become 90 days past due. Accordingly, loans in this pool are charged off when they become 90 days past due.

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at June 30, 2013 totaled $1.4 million and consisted of nine properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Nonperforming assets
Commercial	$7,898	$2,935
Real estate mortgage
1-4 family, closed end 1st lien	1,797	1,805
1-4 family revolving	345	0
ITIN 1-4 family loan pool	9,368	9,825

Total real estate mortgage	11,510	11,630
Commercial real estate	16,614	24,008

Total nonaccrual loans	36,022	38,573
90 days past due and still accruing	0	0

Total nonperforming loans	36,022	38,573
Other real estate owned	1,360	3,061

Total nonperforming assets	$37,382	$41,634

Nonperforming loans to total loans	5.83%	5.81%
Nonperforming assets to total assets	3.92%	4.25%

As of June 30, 2013, nonperforming assets of $37.4 million have been written down by 18%, or $6.7 million, from their original balance of $49.2 million.

The Company is continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are being performed on both the investor credits and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing has been performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

As of June 30, 2013, impaired loans totaled $46.0 million, of which $36.0 million were in nonaccrual status. Of the total impaired loans, $12.5 million or one hundred and forty-three were ITIN loans with an average balance of approximately $87.7 thousand. The remaining impaired loans consist of seventeen commercial loans, eighteen commercial real estate loans, seven residential mortgages and eleven home equity loans.

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

At June 30, 2013 and December 31, 2012, impaired loans of $5.5 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2013. As of June 30, 2013, there were $8.3 million of ITINs which were classified as TDRs, of which $5.1 million were on nonaccrual status.

As of June 30, 2013, the Company had $21.1 million in TDRs compared to $24.7 million as of December 31, 2012. As of June 30, 2013, the Company had one hundred and ten restructured loans that qualified as TDRs, of which eighty-two were performing according to their restructured terms. TDRs represented 3.40% of gross portfolio loans as of June 30, 2013, compared with 3.71% at December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Accruing troubled debt restructurings
Commercial	$68	$523
Commercial real estate:
Other	1,748	4,598
Residential:
1-4 family	3,174	2,934
Home equities	531	561

Total accruing troubled debt restructurings	$5,521	$8,616

Non-accruing troubled debt restructurings
Commercial	$491	$50
Commercial real estate:
Other	9,630	10,658
Residential:
1-4 family	5,431	5,342

Total non-accruing troubled debt restructurings	$15,552	$16,050

Total troubled debt restructurings
Commercial	$559	$573
Commercial real estate:
Other	11,378	15,256
Residential:
1-4 family	8,605	8,276
Home equities	531	561

Total troubled debt restructurings	$21,073	$24,666

Percentage of gross portfolio loans	3.41%	3.71%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL allocation increased compared to amounts reported as of December 31, 2012. The ALLL at June 30, 2013 totaled $13.1 million compared to $11.1 million at December 31, 2012. During the first six months of months of 2013, the provisions for loan and lease losses were $2.5 million which exceeded net charge-offs for the same period. Net charge-offs of $420 thousand for the six months ended June 30, 2013, decreased by $673 thousand compared to the same period a year ago. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and higher recovery rates on previously charged off loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves for the periods indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Beginning balance	$11,103	$10,622	$10,622
Provision for loan loss charged to expense	2,450	9,400	2,950
Loans charged off	(1,319)	(9,862)	(1,668)
Loan loss recoveries	899	943	593

Ending balance	$13,133	$11,103	$12,497

Gross portfolio loans outstanding at period end	$617,398	$664,051	$595,945
Ratio of allowance for loan and lease losses to total loans	2.13%	1.67%	2.10%
Nonaccrual loans at period end:
Commercial	$7,898	$2,935	$0
Construction	0	0	104
Commercial real estate	16,614	24,008	6,160
Residential real estate	11,165	11,630	13,943
Home equity	345	0	298

Total nonaccrual loans	$36,022	$38,573	$20,505

Accruing troubled-debt restructured loans
Commercial	$68	$523	$56
Commercial real estate	1,748	4,598	12,798
Residential real estate	3,174	2,934	2,750
Home equity	531	561	436

Total accruing restructured loans	$5,521	$8,616	$16,040
All other accruing impaired loans	4,445	471	472

Total impaired loans	$45,988	$47,660	$37,017

Allowance for loan and lease losses to nonaccrual loans at period end	36.46%	28.78%	60.95%
Nonaccrual loans to total loans	5.83%	5.81%	3.44%

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

At June 30, 2013, the recorded investment in loans classified as impaired totaled $46.0 million, with a corresponding valuation allowance (included in the ALLL) of $4.0 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2012, the total recorded investment in impaired loans was $47.7 million, with a corresponding valuation allowance (included in the ALLL) of $2.3 million.

Charge offs in the current year were primarily focused in commercial real estate, commercial, and 1-4 family residential loans. During the first six months of 2013 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2012 and 2011. Management is cautiously optimistic that given recent improvements in local and national economic conditions, the Company’s impaired assets will begin to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by depressed real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. Past due loans as of June 30, 2013 increased to $25.1 million, compared to $21.7 million as of December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in past due loans was primarily attributable to several large commercial real estate credits migrating to greater than 90 days past due. The majority of these credits were associated with a single borrower in our local markets. Accordingly, management will continue to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of charge offs. At June 30, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$5,602	43%	$4,168	38%
Commercial real estate:
Construction	177	1%	184	2%
Other	3,409	26%	2,599	23%
Residential:
1-4 family	1,563	12%	2,126	19%
Home equities	1,071	8%	1,209	11%
Consumer	31	0%	28	0%
Unallocated	1,280	10%	789	7%

Total allowance for loan and lease losses	$13,133	100%	$11,103	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2013, the unallocated allowance amount represented 10% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of June 30, 2013 were $694.9 million compared to $701.1 million at December 31, 2012, an increase of $6.2 million or 0.88%. During the first six months of 2013, decreases in noninterest bearing demand and time deposit accounts were partially offset by increases interest bearing demand and savings accounts

Brokered certificates of deposits totaled $29.2 million at June 30, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 7 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

Despite the increased competitive pressures to build deposits in light of the current economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets.

The following table presents the deposit balances by major category as of June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing	$113,615	16%	$117,474	17%
Interest bearing demand	243,087	35%	239,592	34%
Savings	93,791	13%	89,364	13%
Time, $100,000 or greater	192,482	28%	199,388	28%
Time, less than $100,000	51,926	7%	55,234	8%

Total	$694,901	100%	$701,052	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields as of June 30, 2013, and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Yield	Amount	Yield
Interest bearing demand	$106,119	0.26%	$80,337	0.30%
Savings	91,482	0.29%	89,789	0.44%
Money market accounts	129,667	0.17%	123,005	0.30%
Certificates of deposit	252,322	1.07%	285,574	1.29%

Interest bearing deposits	579,590	0.35%	578,705	0.81%
Noninterest bearing deposits	114,119		115,091

Average total deposits	$693,709		$693,796

Average other borrowings	$155,164	0.14%	$140,085	0.38%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2013:

Deposit Maturity Schedule

(Dollars in thousands)	June 30, 2013
Maturing in:
Three months or less	$42,315
Three through six months	24,603
Six through twelve months	36,625
Over twelve months	88,939

Total	$192,482

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At June 30, 2013 and December 31, 2012, the Company’s CDARS and ICS balances totaled $48.8 million and $43.4 million, respectively. Of these totals, at June 30, 2013 and December 31, 2012, $10.9 million and $11.7 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

BORROWINGS

At June 30, 2013, the Bank had $1.8 million in outstanding securities sold under agreements to repurchase, and $0 outstanding federal funds purchased balances. The Bank had outstanding term debt with a carrying value of $125.0 million at June 30, 2013. Term debt outstanding as of June 30, 2013 remained the same compared to December 31, 2012. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. The FHLB advances have fixed and floating contractual interest rates ranging from 0.12% to .26% with maturities in 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at June 30, 2013 was 3.58%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at June 30, 2013 was 1.85%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

Although the Notes are recorded as a liability on the Company’s Consolidated Balance Sheets, for regulatory purposes, the Notes are treated as Tier 1 capital under rulings of the Federal Reserve Board, the Company’s primary federal regulatory agency.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3% of total deposits at June 30, 2013 and 3% at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $53.0 million as of June 30, 2013; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $25.3 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $35.0 million at June 30, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank paid $5.6 million in dividends to the Holding Company during the six months ended June 30, 2013. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2013, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.9 million for the three months ended June 30, 2013. The material differences between cash provided by operating activities and net income consisted of non-cash items including a $2.5 million provision for loan and lease losses, $510 thousand in depreciation, and $200 thousand in provision for unfunded commitments.

Net cash of $18.9 million provided by investing activities consisted principally of $45.3 million in proceeds from sale of investment securities, $6.1 million in proceeds from maturities and payments from available-for-sale investment securities, and $44.9 in net principal repayments of loans, partially offset by $76.1 million in purchases of available-for-sale securities, and $3.3 million in purchases of held-to-maturity securities.

Net cash of $23.6 million used in financing activities consisted principally of $10.2 million in decreased certificates of deposits, $11.3 million decrease in securities sold under agreement to repurchase, and $4.9 million in purchases of common stock, partially offset by a $4.1 million increase in demand and savings accounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of June 30, 2013.

As of June 30, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and the Bank’s capital amounts and ratios as of June 30, 2013, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$123,840	13.02%	n/a	4.00%
Tier 1 Risk-Based	$123,840	14.27%	n/a	4.00%
Total Risk-Based	$134,722	15.53%	n/a	8.00%
The Bank
Leverage	$119,916	12.66%	5.00%	4.00%
Tier 1 Risk-Based	$119,916	14.68%	6.00%	4.00%
Total Risk-Based	$130,175	15.93%	10.00%	8.00%

Total shareholders’ equity at June 30, 2013 was $106.9 million, compared to shareholder’s equity of $110.3 million reported at December 31, 2012. During the six months ended June 30, 2013, decreases in shareholders’ equity from common stock repurchases, common and preferred cash dividends, and unrealized losses on available for sale securities, were partially offset by earnings.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of QSBL by the Bank. The dividend rate for subsequent dividend periods is based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rates vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of June 30, 2013 was 1%.

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

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. As of June 30, 2013, the Company had purchased 982,173 thousand shares according to the respective stock repurchase plan. All shares were retired subsequent to purchase. As such, the weighted average number of basic and dilutive common shares outstanding decreased by 1.2 million during the six months ended June 30, 2013. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

During the six months ended June 30, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2013 and 2012.

Cash Dividends and Payout Ratios per Common Share

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
Dividend payout ratio	23%	24%	23%	26%

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

During July 2013, the Company terminated the first leg of a forward starting interest rate swap (“IR”) that was executed to hedge cash flows associated with a forecasted floating rate FHLB borrowing. The IR had an effective date of August 1, 2013 and covered a period of twelve months. Consequently, as a result to the termination of the IR, the Company became moderately more liability sensitive over the next twelve months compared to December 31, 2012.

Our most recent interest rate risk models indicate that a +400 basis point rate shock will result in a decrease in net interest income of $5.8 million or -18% over the next twelve months, compared to a decrease of $3.1 million or -9% reported at December 31, 2013. However, the current projected changes in net interest income remain well within policy risk limits of -28%.

The Company believes that the short duration of its rate-sensitive assets and liabilities contributes to its ability to re-price a significant amount of its rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, 300, or 400 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to our mix and level of rate-sensitive assets and liabilities will have on our net interest income.

Accordingly, the Company’s assessment of market risk as of June 30, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2013, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during three months ended June 30, 2013:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/13 – 4/30/13	95,486	$5.08	95,486	241,537
5/1/13 – 5/31/13	212,447	$5.05	212,447	29,090
6/1/13 – 6/30/13	11,263	$4.99	11,263	17,827

Total for quarter	319,196	$5.06	319,196

(1)	Common shares repurchased by the Company during the quarter consisted of 319,196 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.
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

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Following the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 9, 2013	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer