Form 10-Q
period 2013-09-30
Bank of Commerce Holdings
filed 2013-11-08
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Outstanding shares of Common Stock, no par value, as of October 18, 2013: 14,273,952

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012 (Unaudited)

(Dollars in Thousands)	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$28,616	$21,756
Interest bearing due from banks	20,379	23,312

Total cash and cash equivalents	48,995	45,068
Securities available-for-sale, at fair value	209,642	197,354
Securities held-to-maturity, at amortized cost	34,814	31,483
Portfolio loans	594,844	664,363
Allowance for loan and lease losses	(13,542)	(11,103)

Net loans	581,302	653,260
Bank premises and equipment, net	10,533	9,736
Goodwill and other intangibles	31	55
Other real estate owned	959	3,061
Other assets	45,541	39,407

TOTAL ASSETS	$931,817	$979,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$128,299	$117,474
Demand - interest bearing	257,390	239,592
Savings accounts	92,043	89,364
Certificates of deposit	247,791	254,622

Total deposits	725,523	701,052
Securities sold under agreements to repurchase	0	13,095
Federal Home Loan Bank borrowings	75,000	125,000
Junior subordinated debentures	15,465	15,465
Other liabilities	13,061	14,491

Total Liabilities	829,049	869,103
COMMITMENTS AND CONTINGENICES (NOTE 11)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2013 and 20,000 in 2012	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 16,991,495 issued; 14,462,337 outstanding as of September 30, 2013 and 15,972,005 outstanding on December 31, 2012	31,077	38,871
Retained earnings	54,327	50,261
Accumulated other comprehensive (loss) income , net of tax	(2,567)	1,258

Total Equity – Bank of Commerce Holdings	102,768	110,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$931,817	$979,424

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and nine months ended September 30, 2013 and September 30, 2012

	For the three months ended September 30,		For the nine months ended September 30
(Amounts in thousands)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$7,487	$8,462	$22,486	$25,122
Interest on tax-exempt securities	673	612	1,952	1,777
Interest on U.S. government securities	445	426	1,210	1,225
Interest on other securities	716	841	2,312	2,367

Total interest income	9,321	10,341	27,960	30,491

Interest expense:
Interest on demand deposits	113	147	364	457
Interest on savings deposits	61	90	194	311
Interest on certificates of deposit	639	866	1,990	2,936
Interest on securities sold under repurchase agreements	0	6	6	19
Interest on Federal Home Loan Bank borrowings	(84)	(4)	(163)	99
Interest on other borrowings	96	121	280	315

Total interest expense	825	1,226	2,671	4,137

Net interest income	8,496	9,115	25,289	26,354
Provision for loan losses	300	1,900	2,750	4,850

Net interest income after provision for loan and lease losses	8,196	7,215	22,539	21,504

Noninterest income:
Service charges on deposit accounts	46	49	146	146
Payroll and benefit processing fees	113	122	355	395
Earnings on cash surrender value – Bank owned life insurance	133	114	401	341
Gain on investment securities, net	336	550	931	1,737
Merchant credit card service income, net	33	39	98	112
Other income	313	545	892	1,149

Total noninterest income	974	1,419	2,823	3,880

Noninterest expense:
Salaries and related benefits	2,865	2,732	8,863	8,385
Occupancy and equipment expense	549	508	1,651	1,523
other real estate owned write down	0	0	0	425
Federal Deposit Insurance Corporation insurance premium	202	202	535	612
Data processing fees	127	94	397	279
Professional service fees	364	255	926	862
Deferred compensation expense	58	150	58	440
Other expenses	1,772	1,543	4,118	4,099

Total noninterest expense	5,937	5,484	16,548	16,625

Income from continuing operations before provision for income taxes	3,233	3,150	8,814	8,759
Provision for income taxes	1,431	923	2,966	2,583

Net Income from continuing operations	$1,802	$2,227	$5,848	$6,176

Discontinued Operations:
Income (loss) from discontinued operations	$0	$(746)	$0	$535
Income tax expense associated with income (loss) from discontinued operations	0	(239)	0	331

Net income (loss)from discontinued operations	0	(507)	0	204

Less: Net income from discontinued operations attributable to non-controlling interest	0	0	0	348

Net income (loss) from discontinued operations attributable to controlling interest	0	(507)	0	(144)

Net income attributable to Bank of Commerce Holdings	1,802	1,720	5,848	6,032

Less: Preferred dividends and accretion on preferred stock	50	250	150	684
Net Income available to common shareholders	$1,752	$1,470	$5,698	$5,348

Basic earnings per share attributable to continuing operations	$0.12	$0.12	$0.37	$0.33
Basic earnings (loss) per share attributable to discontinued operations	$0.00	$(0.03)	$0.00	$(0.01)
Average basic shares	14,829	16,240	15,208	16,448
Diluted earnings per share attributable to continuing operations	$0.12	$0.12	$0.37	$0.33
Diluted earnings (loss) per share attributable to discontinued operations	$0.00	$(0.03)	$0.00	$(0.01)
Average diluted shares	14,853	16,240	15,230	16,448

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and nine months ended September 30, 2013 and June 30, 2012

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30
	2013	2012	2013	2012
Net income from continuing operations	$1,802	$2,227	$5,848	$6,176
Available-for-sale securities:
Unrealized (losses) gains arising during the period	(3,217)	3,129	(6,245)	5,588
Available-for-sale reclassification to held-to maturity (net of tax expense of $345 for the three and nine months ended September 30, 2012)	0	(494)	0	(494)
Reclassification adjustments for net gains realized in earnings (net of tax expense of $138 and $226 for the three months ended September 30, 2013 and 2012, respectively, and net of tax expense of $383 and $715 for the nine months ended September 30, 2013 and 2012, respectively)	(197)	(323)	(547)	(1,022)
Income tax benefit (expense) related to unrealized (gains) losses	1,324	(1,288)	2,570	(2,300)

Net unrealized change in available-for-sale securities	(2,090)	1,024	(4,222)	1,772
Held-to-maturity securities:
Held-to-maturity reclassification from available-for-sale (net of tax expense of $345 for three and nine months ended September 30, 2012	0	494	0	494
Accretion of held-to-maturity other comprehensive income to municipal yield	(22)	(15)	(68)	(15)

Net unrealized change in held-to-maturity securities	(22)	479	(68)	479
Derivatives:
Unrealized (losses) gains arising during the period	(102)	(923)	1,240	(2,496)
Reclassification adjustments for net gains realized in earnings (net of tax expense of $62 and $62 for the three months ended September 30, 2013 and 2012, respectively, and net of tax expense of $185 and $143 for the nine months ended September 30, 2013 and 2012, respectively)	(88)	(88)	(265)	(205)
Income tax benefit (expense) related to unrealized losses (gains)	42	380	(510)	1,027

Net unrealized change in derivatives	(148)	(631)	465	(1,674)

Other comprehensive loss, net of tax	(2,260)	872	(3,825)	(577)

Total comprehensive (loss) income	(458)	3,099	2,023	6,753
(loss) income from discontinued operations	0	(746)	0	535
Income tax (benefit) expense from discontinued operations	0	(239)	0	331
Less: Net income from discontinued operations attributable to non-controlling interest	0	0	0	348

Comprehensive (loss) income – Bank of Commerce Holdings	$(458)	$2,592	$2,023	$6,609

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2012 and nine months ended September 30, 2013 (Unaudited)

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Non-controlling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income from continuing operations				7,560		7,560		7,560
Net Income from discontinued operations				204		204		204
Less: Income from non-controlling interests of discontinued operations, net of tax				(348)		(348)	348	0
Other comprehensive income, net of tax					(487)	(487)		(487)

Comprehensive income						6,929		7,277
Disposition of non-controlling interest							(3,476)	(3,476)
Preferred stock dividend				(880)		(880)		(880)
Repurchase of common stock		(1,019)	(4,305)			(4,305)		(4,305)
Common cash dividend ($0.12 per share)				(1,946)		(1,946)		(1,946)
Compensation expense associated with stock options			61			61		61

Balance at December 31, 2012	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss), net of tax	Subtotal Bank of Commerce Holdings	Non-controlling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321
Net Income from continuing operations				5,848		5,848		5,848
Other comprehensive income, net of tax					(3,825)	(3,825)		(3,825)

Comprehensive income						2,023		2,023
Preferred stock dividend				(150)		(150)		(150)
Repurchase of common stock		(1,514)	(7,834)			(7,834)		(7,834)
Common cash dividend ($0.11 per share)				(1,632)		(1,632)		(1,632)
Common stock issued under employee plans and related tax benefit		4	16			16		16
Compensation expense associated with stock options			24			24		24

Balance at September 30, 2013	$19,931	14,462	$31,077	$54,327	$(2,567)	$102,768	$0	$102,768

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2013 and September 30, 2012

(Dollars in thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income from continuing operations	$5,848	$6,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,750	4,850
Provision for unfunded commitments	200	150
Provision for depreciation and amortization	746	651
Compensation expense associated with stock options	24	61
Gross proceeds from sales of loans held-for-sale, carried at cost	0	701,777
Gross originations of loans held-for-sale, carried at cost	0	(685,135)
Net gain on sale of securities available-for-sale	(931)	(1,737)
Amortization of investment premiums and accretion of discounts, net	748	287
Amortization of held-to-maturity fair value adjustment	0	(26)
Write down of other real estate owned	0	425
Loss on sale of other real estate owned	126	874
(Increase) in deferred income taxes	(1,356)	(1,249)
Increase in cash surrender value of bank owned life policies	(576)	(278)
Decrease in other assets	(1,947)	(1,231)
(Decrease) increase in deferred compensation	(77)	362
Decrease (increase) in deferred loan fees	30	(179)
Decrease in other liabilities	(525)	(193)
Decrease in assets from discontinued operations	0	16,453
Decrease in liabilities and equity from discontinued operations	0	(12,408)

Net cash provided by operating activities	5,060	29,630

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	9,148	21,410
Proceeds from sale of available-for-sale securities	77,845	72,261
Purchases of available-for-sale securities	(106,369)	(98,581)
Proceeds from maturities and payments of held-to-maturity securities	61	0
Purchases of held-to-maturity securities	(3,301)	0
Loan originations, net of principal repayments	67,691	(21,015)
Purchase of premises and equipment, net	(1,546)	(966)
Proceeds from the sale of other real estate owned	3,464	5,376
Proceeds from sale of mortgage subsidiary	0	321

Net cash provided (used) by investing activities	46,993	(21,194)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	31,302	44,723
Net decrease in certificates of deposit	(6,831)	(21,408)
Net (decrease) increase in securities sold under agreements to repurchase	(13,095)	185
Advances on term debt	900,000	504,000
Repayment of term debt	(950,000)	(513,000)
Repurchase of common stock	(7,834)	(3,629)
Cash dividends paid on common stock	(1,388)	(1,493)
Cash dividends paid on preferred stock	(296)	(695)
Proceeds from stock options exercised	16	0

Net cash (used) provided in financing activities	(48,126)	8,683

Net increase in cash and cash equivalents	3,927	17,119
Cash and cash equivalents at beginning of year	45,068	47,315

Cash and cash equivalents at end of period	$48,995	$64,434

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine months ended September 30, 2013 and September 30, 2012

(Dollars in thousands)	September 30, 2013	September 30, 2012
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$5,842	$4,395
Interest	$2,706	$5,237
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$1,487	$5,996
Changes in unrealized (loss) gain on investment securities available-for-sale	$(7,180)	$3,851
Changes in deferred tax asset related to changes in unrealized loss (gain) on investment securities	2,955	(1,585)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$(4,225)	$2,266

Changes in unrealized gain (loss) on derivatives	$1,241	$(2,496)
Changes in deferred tax asset related to changes in unrealized (gain) loss on derivatives	(511)	1,027

Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$730	$(1,469)

Reclassification of earnings from gains on derivatives	$(450)	$(350)
Changes in deferred tax asset related to reclassification of earnings from gains on derivatives	185	145

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(265)	$(205)

Accretion of held-to-maturity from other comprehensive income to interest income	$(116)	$(26)
Changes in deferred tax asset related to accretion of held-to-maturity investment securities	48	11

Changes in accumulated other comprehensive income due to accretion of held-to-maturity securities	$(68)	$(15)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Roseville Bank of Commerce, a division of Redding Bank of Commerce). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2013, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740)): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The update requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine them with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. Early adoption is permitted. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

NOTE 3. DISCONTINUED OPERATIONS

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company divested its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. At the time of sale the Mortgage Company operated twenty-one offices in the states of California and Colorado, and was licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of its capital stock.

Under the terms of the Stock Purchase Agreement, the purchaser acquired the Holding Company’s 51% interest at a price of $5.2 million. In exchange for the Holding Company’s 51% share of the Mortgage Company’s equity, the Holding Company received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million. Pursuant to the Stock Purchase Agreement, the Bank will remain 51% liable to any losses or damages arising from any loan buyback agreements in connection with the business of the Mortgage Company’s entered into after the date of the closing of the original Stock Purchase Agreement and prior to June 30, 2012. The existing shareholder will be responsible for 49% of any losses or damages arising from such loan buyback agreements. As of September 30, 2013, from the inception of the Stock Purchase Agreement, the Holding Company has realized $52 thousand in losses resulting from the repurchase of two loans. Although, management cannot reasonably estimate the number of loan buybacks the Mortgage Company may incur in the future, the losses are not expected to be material.

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

The transaction is expected to be cash flow neutral, with $5.2 million resulting in a return of all cash paid to acquire the 51% ownership interest plus 51% of undistributed earnings during the holding period. . The Company believes the transaction puts both parties in position to take advantage of other strategic growth opportunities. The Mortgage Company will continue its operations under a different assumed name. The transaction provides for a continued relationship between the Holding Company and the Mortgage Company. Accordingly, the Bank will continue to provide the Mortgage Company a warehouse line of credit, and will continue to participate in the early purchase program.

The warehouse line of credit provides the Mortgage Company with additional funding capacity of $10.0 million, based on a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or specific period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of September 30, 2013. The outstanding warehouse line balances at September 30, 2013 and December 30, 2012 were $1.6 million and $7.5 million, respectively.

Through the early purchase program, the former mortgage subsidiary can continue to sell undivided participation ownership interests in mortgage loans with recourse to the Bank. The maximum amount of loans the Bank will own at any time may not exceed 80% of the Bank’s total risk based capital. At September 30, 2013, the balance of loans in this program was $0.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents summarized financial information for discontinued operations for the nine months ended September 30, 2012.

(Dollars in thousands)	Nine months ended September 30, 2012
Interest on fees and loans	$969
Less: Interest on other borrowings	1,032

Net interest income	(63)

Mortgage banking revenue, net	10,614

Noninterest income	10,614

Salaries and related benefits	6,807
Occupancy and equipment expense	672
Professional service fees	695
Other expenses	1,096

Noninterest expense	9,270

Income from discontinued operations	1,281
Loss on disposal of Mortgage Subsidiary	(746)
Income tax expense associated with income from discontinued operations	331

Net income from discontinued operations	204

Less: Net income from discontinued operations attributable to non-controlling interest	348

Net income from discontinued operations attributable to controlling interest	$(144)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4. EARNINGS PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is reported separately for continuing operations and discontinued operations. Basic EPS for continuing operations and discontinued operations is computed by dividing net income from continuing operations and discontinued operations available to common stockholders by the weighted average number of common shares outstanding for the period, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity.

The following is a computation of basic and diluted EPS for the three and nine months ended September 30, 2013, and 2012:

(Dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Earnings Per Share
NUMERATORS:
Net income from continuing operations	$1,802	$2,227	$5,848	$6,176
Less preferred stock dividends	50	250	150	684

Net income from continuing operations available to common shareholders	$1,752	$1,977	$5,698	$5,492

Net loss from discontinued operations attributable to controlling interests	0	(507)	0	(144)

Net income available to common shareholders	$1,752	$1,470	$5,698	$5,348

DENOMINATORS:
Weighted average number of common shares outstanding - basic	14,829	16,240	15,208	16,448
Effect of potentially dilutive common shares (1)	24	0	22	0

Weighted average number of common shares outstanding - diluted	14,853	16,240	15,230	16,448

EARNINGS PER COMMON SHARE:
Basic attributable to continuing operations	$0.12	$0.11	$0.37	$0.21
Basic attributable to discontinued operations	$0.00	$0.01	$0.00	$0.02
Diluted attributable to continuing operations	$0.12	$0.11	$0.37	$0.21
Diluted attributable to discontinued operations	$0.00	$0.01	$0.00	$0.02
Anti-dilutive options not included in earnings per share calculation	116,837	407,455	126,837	407,455

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

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 17,827 and 1,000,000 common shares during the three and nine months ended September 30, 2013, respectively. The Company purchased the full amount of shares authorized under the plan as of September 30, 2013. The shares were retired subsequent to purchase.

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 513,668 common shares during the three months ended September 30, 2013. The shares were retired subsequent to purchase.

Total common shares repurchased for the three and nine months ended September 30, 2013 under the both the plan announced February 7, 2012 and the plan announced January 16, 2013 were 531,495 and 1,513,668, respectively.

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

Debt securities are classified as held-to-maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.

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

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined they had the positive intent and ability to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million, unrealized gross gains of $874 thousand and unrealized gross losses of $35 thousand at the time of transfer. The net unrealized gain of $839 thousand which was recorded in OCI net of tax will be amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the three and nine months ended September 30, 2013.

The following table presents the amortized costs, gross unrealized gains, gross unrealized losses and approximate fair values of investment securities at September 30, 2013, and December 31, 2012:

(Dollars in thousands)	As of September 30, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government & agencies	$4,024	$0	$(306)	$3,718
Obligations of state and political subdivisions	63,118	658	(2,284)	61,492
Residential mortgage backed securities and collateralized mortgage obligations	59,013	374	(1,453)	57,934
Corporate securities	53,279	379	(1,106)	52,552
Other asset backed securities	34,462	441	(957)	33,946

Total	$213,896	$1,852	$(6,106)	$209,642

Held-to-maturity securities
Obligations of state and political subdivisions	$34,814	$32	$(2,944)	$31,902

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government & agencies	$2,970	$0	$(24)	$2,946
Obligations of state and political subdivisions	56,802	1,797	(115)	58,484
Residential mortgage backed securities and collateralized mortgage obligations	51,177	670	(317)	51,530
Corporate securities	60,516	1,358	(318)	61,556
Other asset backed securities	22,958	271	(391)	22,838

Total	$194,423	$4,096	$(1,165)	$197,354

Held-to-maturity securities
Obligations of state and political subdivisions	$31,483	$60	$(50)	$31,493

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of September 30, 2013, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$2,681	$2,758	$0	$0
One year through five years	55,679	55,776	722	745
Five years through ten years	88,137	85,554	13,073	12,442
After ten years	67,399	65,554	21,019	18,715

	$213,896	$209,642	$34,814	$31,902

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $47.7 million in securities with safekeeping institutions for pledging purposes. Of this amount, $20.5 million were pledged as of September 30, 2013. The following table presents the fair market value of the securities held, segregated by purpose, as of September 30, 2013:

(Dollars in thousands)	Amount
Public funds collateral	$20,935
Collateralized repurchase agreements	2,996
Federal Home Loan Bank borrowings	18,023
Interest rate swap contracts	5,767

Total securities held for pledging purposes	$47,721

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales of securities	$32,502	$18,450	$77,845	$72,261

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$35	$399	$212	$1,276
Residential mortgage backed securities and collateralized mortgage obligations	135	77	240	260
Corporate securities	419	101	780	316
Other asset backed securities	0	2	52	14

Total gross realized gains on sales of securities	589	579	1,284	1,866
Gross realized losses on sales of securities
U.S. government and agencies	(73)	0	(100)	0
Obligations of state and political subdivisions	(108)	0	(118)	0
Residential mortgage backed securities and collateralized mortgage obligations	(13)	(29)	(63)	(110)
Corporate securities	(12)	0	(25)	(16)
Other asset backed securities	(47)	0	(47)	(3)

Total gross realized losses on sales of securities	(253)	(29)	(353)	(129)

Net gains on sales of securities	$336	$550	$931	$1,737

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at September 30, 2013, and December 31, 2012. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of September 30, 2013
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government and agencies	$3,718	$(306)	$0	$0	$3,718	$(306)
Obligations of states and political subdivisions	37,918	(2,258)	982	(26)	38,900	(2,284)
Residential mortgage backed securities and collateralized mortgage obligations	35,375	(1,410)	2,468	(43)	37,843	(1,453)
Corporate securities	32,972	(1,021)	1,911	(85)	34,883	(1,106)
Other asset backed securities	17,271	(783)	1,442	(174)	18,713	(957)

Total temporarily impaired securities	$127,254	$(5,778)	$6,803	$(328)	$134,057	$(6,106)

Held-to-maturity securities

Obligations of states and political subdivisions	$30,128	$(2,906)	$408	$(38)	$30,536	$(2,944)

	As of December 31, 2012
(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government & agencies	$2,947	$(24)	$0	$0	$2,947	$(24)
Obligations of states and political subdivisions	8,443	(109)	166	(6)	8,609	(115)
Residential mortgage backed securities and collateralized mortgage obligations	14,367	(288)	1,662	(29)	16,029	(317)
Corporate securities	16,036	(85)	6,762	(233)	22,798	(318)
Other asset backed securities	9,626	(242)	1,419	(149)	11,045	(391)

Total temporarily impaired securities	$51,419	$(748)	$10,009	$(417)	$61,428	$(1,165)

Held-to-maturity securities

Obligations of states and political subdivisions	$11,154	$(50)	$0	$0	$11,154	$(50)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At September 30, 2013 two hundred securities were in unrealized loss positions and at December 31, 2012, eighty-two securities were in unrealized loss positions.

The unrealized losses on obligations of political subdivisions and corporate securities were caused by changes in market interest rates and or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and there have been no adverse ratings changes below investment grade since the date of purchase. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in these classes, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The available-for-sale residential mortgage backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2013, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates and or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security, but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the three and nine months ended September 30, 2013 and the year ended December 31, 2012, the Company did not recognize impairment losses.

NOTE 6. LOANS

Outstanding loan balances consist of the following at September 30, 2013, and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial	$169,193	$232,276
Real estate – construction loans	15,625	16,863
Real estate – commercial (investor)	208,530	211,318
Real estate – commercial (owner occupied)	80,101	75,085
Real estate – ITIN loans	57,232	60,105
Real estate – mortgage	15,872	18,452
Real estate – equity lines	43,989	45,181
Consumer	3,753	4,422
Other	267	349

Gross portfolio loans	$594,562	$664,051
Less:
Deferred loan fees, net	(282)	(312)
Allowance for loan and lease losses	13,542	11,103

Net portfolio loans	$581,302	$653,260

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Gross loan balances in the table above include net premiums of $44 thousand and $24 thousand as of September 30, 2013, and December 31, 2012, respectively.

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

Age analysis of past due loans, segregated by class of loans, as of September 30, 2013, and December 31, 2012, were as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
September 30, 2013
Commercial	$13	$0	$250	$263	$168,930	$169,193	$0
Commercial real estate:
Construction	0	0	0	0	15,625	15,625	0
Other	1,102	0	0	1,102	287,529	288,631	0
Residential:
1-4 family	2,382	701	4,141	7,224	65,880	73,104	0
Home equities	249	25	0	274	43,715	43,989	0
Consumer	3	0	0	3	4,017	4,020	0

Total	$3,749	$726	$4,391	$8,866	$585,696	$594,562	$0

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial	$312	$59	$0	$371	$231,905	$232,276	$0
Commercial real estate:
Construction	0	0	0	0	16,863	16,863	0
Other	1,265	2,326	8,343	11,934	274,469	286,403	0
Residential:
1-4 family	2,758	1,460	5,019	9,237	69,320	78,557	0
Home equities	126	23	0	149	45,032	45,181	0
Consumer	0	0	0	0	4,771	4,771	0

Total	$4,461	$3,868	$13,362	$21,691	$642,360	$664,051	$0

A loan is considered impaired when based on current information and events; the Company determines it is probable that it will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when the Company identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral is used, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. The Company obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by the Company’s Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, the Company may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Company does not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

The following table summarizes impaired loans by loan class as of September 30, 2013, and December 31, 2012:

	As of September 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Other	$18,092	$21,795	$0
Residential:
1-4 family	5,018	7,423	0
Home equities	517	520	0

Total with no related allowance recorded	$23,627	$29,738	$0

With an allowance recorded:
Commercial	$10,251	$10,356	$2,830
Commercial real estate:
Other	1,961	1,967	275
Residential:
1-4 family	8,931	10,043	987
Home equities	692	692	256

Total with an allowance recorded	$21,835	$23,058	$4,348

Subtotal:
Commercial	$10,251	$10,356	$2,830
Commercial real estate	$20,053	$23,762	$275
Residential	$15,158	$18,678	$1,243

Total impaired loans	$45,462	$52,796	$4,348

	As of December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$109	$109	$0
Commercial real estate:
Other	24,479	29,558	0
Residential:
1-4 family	5,809	8,630	0

Total with no related allowance recorded	$30,397	$38,297	$0

With an allowance recorded:
Commercial	$3,349	$3,370	$1,051
Commercial real estate:
Other	4,598	4,598	194
Residential:
1-4 family	8,755	9,603	980
Home equities	561	561	76

Total with an allowance recorded	$17,263	$18,132	$2,301

Subtotal:
Commercial	$3,458	$3,479	$1,051
Commercial real estate	$29,077	$34,156	$194
Residential	$15,125	$18,794	$1,056

Total impaired loans	$47,660	$56,429	$2,301

During October of 2013 the Company received full principal payment on an impaired commercial real estate loan that had a carrying amount of $2.1 million. As a result, the Company recovered $1.3 million in previously charged off principal, and interest of $53 thousand. The Company considers this transaction to be a subsequent event, which decreased the Company’s recorded investment in impaired loans compared to amounts reported as of September 30, 2013.

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

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $309 thousand and $167 thousand for the three months ended September 30, 2013 and 2012, respectively. The Company would have recognized additional interest income, net of tax, of approximately $806 thousand and $409 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial	$7,501	$2,935
Commercial real estate:
Other	16,895	24,008
Residential:
1-4 family	10,953	11,630
Home equities	517	0

Total nonaccrual loans	$35,866	$38,573

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,
	2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$10,606	$38	$1,354	$1
Commercial real estate:
Construction	0	0	94	0
Other	20,954	45	20,539	113
Residential:
1-4 family	14,092	18	15,366	19
Home equities	1,233	11	610	4
Consumer	0	0	2	0

Total	$46,885	$112	$37,965	$137

	For the nine months ended September 30,
	2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$6,665	$58	$458	$1
Commercial real estate:
Construction	0	0	101	0
Other	25,413	200	20,693	229
Residential:
1-4 family	14,285	58	16,603	56
Home equities	789	18	721	11
Consumer	0	0	1	0

Total	$47,152	$334	$38,577	$297

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

The following tables present the period ending balances of newly restructured loans that occurred during the three and nine months ended September 30, 2013 and 2012, respectively:

	For the three months September 30, 2013
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Payment Deferral	Rate & Payment Deferral	Total
Commercial real estate:
Other	$0	$0	$6,057	$0	$0	$6,057
Residential:
1-4 family	0	73	0	0	274	347
Home equities	0	0	91	0	0	91

Total	$0	$73	$6,148	$0	$274	$6,495

	For the three months September 30, 2012
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Payment Deferral	Rate & Payment Deferral	Total
Commercial real estate:
Other	$2,838	$0	$1,000	$2,350	$0	$6,188
Residential:
1-4 family	0	384	0	0	256	640

Total	$2,838	$384	$1,000	$2,350	$256	$6,828

	For the nine months September 30, 2013
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Payment Deferral	Rate & Payment Deferral	Total
Commercial real estate:
Other	$0	$0	$6,057	$0	$0	$6,057
Residential:
1-4 family	0	490	208	0	389	1,087
Home equities	0	0	163	0	0	163

Total	$0	$490	$6,428	$0	$389	$7,307

	For the nine months September 30, 2012
(Dollars in thousands)	Maturity	Rate	Rate & Maturity	Payment Deferral	Rate & Payment Deferral	Total
Commercial	$55	$0	$17	$0	$0	$72
Commercial real estate:
Other	2,838	0	1,000	2,350	0	6,188
Residential:
1-4 family	0	1,228	0	0	371	1,599
Home equities	0	56	146	0	0	202

Total	$2,893	$1,284	$1,163	$2,350	$371	$8,061

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and nine months ended September 30, 2013, and 2012.

	For the three months ended September 30,
(Dollars in thousands)	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Other	2	$6,003	$6,057	3	$6,188	$6,188
Residential:
1-4 family	3	292	280	4	607	606
Home equities	1	91	91	0	0	0

Total	6	$6,386	$6,428	7	$6,795	$6,794

	For the nine months ended September 30,
(Dollars in thousands)	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	0	$0	$0	2	$73	$73
Commercial real estate:
Other	2	6,002	6,057	3	$6,188	$6,188
Residential:
1-4 family	11	985	1,041	12	1,520	1,540
Home equities	2	165	166	3	198	205

Total	15	$7,152	$7,264	20	$7,979	$8,006

At September 30, 2013 and December 31, 2012, impaired loans of $5.4 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent approximately half of the impaired loans accruing interest at each respective date.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, the Company had $26.5 million in TDRs compared to $24.7 million as of December 31, 2012. As of September 30, 2013, the Company had one hundred and eleven loans that qualified as TDRs, of ninety-three were performing according to their restructured terms. TDRs represented 4.53% of gross portfolio loans as of September 30, 2013, compared with 3.71% at December 31, 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2013 and 2012, respectively:

	For the three months ended September 30,
(Dollars in thousands)	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential:
1-4 family	8	$592	2	$296

Total	8	$592	2	$296

	For the nine months ended September 30,
(Dollars in thousands)	2013		2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$447	0	$0
Commercial real estate:
Other	1	734	0	0
Residential:
1-4 family	8	592	4	690

Total	10	$1,773	4	$690

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

	September 30, 2013
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$161,692	$7,501	$169,193
Commercial real estate:
Construction	15,625	0	15,625
Other	271,736	16,895	288,631
Residential:
1-4 family	62,151	10,953	73,104
Home equities	43,472	517	43,989
Consumer	4,020	0	4,020

Total	$558,696	$35,866	$594,562

	December 31, 2012
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$229,341	$2,935	$232,276
Commercial real estate:
Construction	16,863	0	16,863
Other	262,395	24,008	286,403
Residential:
1-4 family	66,927	11,630	78,557
Home equities	45,181	0	45,181
Consumer	4,771	0	4,771

Total	$625,478	$38,573	$664,051

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

The following represents, but is not limited to, the potential characteristics of a Substandard Grade and do not necessarily generate automatic reclassification into this loan grade:

•	Sustained or substantial deteriorating financial trends

•	Unresolved management problems

•	Collateral is insufficient to repay debt; collateral is not sufficiently supported by independent sources, such as asset-based financial audits, appraisals, or equipment evaluations

•	Improper perfection of lien position, which is not readily correctable

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

•	Unanticipated and severe decline in market values

•	High reliance on secondary source of repayment

•	Legal proceedings, such as bankruptcy or a divorce, which has substantially decreased the borrower’s capacity to repay the debt

•	Fraud committed by the borrower

•	IRS liens that take precedence

•	Forfeiture statutes for assets involved in criminal activities

•	Protracted repayment terms outside of policy that are for longer than the same type of credit in the Company portfolio

•	Any other relevant quantitative or qualitative factor that negatively affects the current net worth and paying capacity of the borrower or of the collateral pledged, if any

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of September 30, 2013, and December 31, 2012:

	September 30, 2013
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$132,503	$20,581	$5,546	$10,563	$0	$169,193
Commercial real estate:
Construction	15,464	161	0	0	0	15,625
Other	246,279	20,389	2,106	19,857	0	288,631
Residential:
1-4 family	57,986	1,169	0	13,949	0	73,104
Home equities	39,824	2,185	25	1,955	0	43,989
Consumer	3,583	269	132	36	0	4,020

Total	$495,639	$44,754	$7,809	$46,360	$0	$594,562

	December 31, 2012
(Dollars in thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$203,280	$16,330	$6,850	$5,816	$0	$232,276
Commercial real estate:
Construction	16,790	73	0	0	0	16,863
Other	225,772	30,421	897	29,313	0	286,403
Residential:
1-4 family	62,356	1,180	457	14,564	0	78,557
Home equities	40,935	2,666	0	1,580	0	45,181
Consumer	4,376	354	0	41	0	4,771

Total	$553,509	$51,024	$8,204	$51,314	$0	$664,051

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of September 30, 2013, and December 31, 2012:

	As of September 30, 2013
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(632)	(230)	(25)	(1,067)	0	(1,954)
Recoveries	19	1,216	1	407	00	1,643
Provision	2,121	(482)	38	(156)	1,229	2,750

Ending balance	$5,676	$3,287	$42	$2,519	$2,018	$13,542

Ending balance: individually evaluated for impairment	$2,830	$275	$0	$1,243	$0	$4,348
Ending balance: collectively evaluated for impairment	$2,846	$3,012	$42	$1,276	$2,018	$9,194
Financing receivables
Ending balance	$169,193	$304,256	$4,020	$117,093	$0	$594,562
Ending balance individually evaluated for impairment	$10,251	$20,053	$0	$15,158	$0	$45,462
Ending balance collectively evaluated for impairment	$158,942	$284,203	$4,020	$101,935	$0	$549,100

	As of December 31, 2012
(Dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(604)	(6,541)	(5)	(2,712)	0	(9,862)
Recoveries	118	13	2	810	0	943
Provision	1,881	5,515	(2)	1,547	459	9,400

Ending balance	$4,168	$2,783	$28	$3,335	$789	$11,103

Ending balance: individually evaluated for impairment	$1,051	$194	$0	$1,056	$0	$2,301
Ending balance: collectively evaluated for impairment	$3,117	$2,589	$28	$2,279	$789	$8,802
Financing receivables
Ending balance	$232,276	$303,266	$4,771	$123,738	$0	$664,051
Ending balance individually evaluated for impairment	$3,458	$29,077	$0	$15,125	$0	$47,660
Ending balance collectively evaluated for impairment	$228,818	$274,189	$4,771	$108,613	$0	$616,391

The ALLL totaled $13.5 million or 2.28% of total portfolio loans at September 30, 2013 and $11.1 million or 1.67% at December 31, 2012. The related allowance allocation for the Individual Tax Identification Number (ITIN) portfolio which is included in the residential classification was $1.1 million and $1.5 million at September 30, 2013, and December 31, 2012, respectively. In addition, as of September 30, 2013, the Company had $187.5 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $698 thousand in other liabilities in the Consolidated Balance Sheets.

During 2012, pursuant to ASC 860, Transfers and Servicing, and in connection with the sale of our former mortgage subsidiary, the Company reclassified mortgage loans held-for-sale to secured borrowings. Accordingly, at December 31, 2012, $65.1 million in loans held-for-sale were reclassified as a secured commercial loan, and were included in portfolio loan balances at December 31, 2012. At the time of the transfer, management determined that no additional allowance reserves were necessary due to the short term nature of the agreement, and insignificant loss histories of this loan class. As of September 30, 2013, the secured commercial loan did not have an outstanding balance, a decrease of $65.1 million compared to December 31, 2012. The decrease in the secured commercial borrowing line is primarily attributable to increases in market interest rates resulting in lower loan volume. Consequently, the ALLL to total loans ratio reported at September 30, 2013, increased significantly compared to the reported ratio at December 31, 2012.

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

Management believes that the ALLL was adequately funded as of September 30, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

Approximately 71% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The recent U.S. recession, the housing market downturn, and depressed real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2013, the unallocated allowance amount represented 15% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of continued weak and uncertain business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

At September 30, 2013, and December 31, 2012, the recorded investment in OREO was $958.8 thousand and $3.1 million, respectively. For the nine months ended September 30, 2013, the Company transferred foreclosed property from nine loans in the amount of $1.5 million to OREO and adjusted the balances through charges to the ALLL in the amount of $4 thousand relating to the transferred foreclosed property. During the nine months ended September 30, 2013, no further impairment was identified on the foreclosed properties. During this period, the Company sold twenty-one properties with balances of $3.6 million for a net loss of $126 thousand. The September 30, 2013 OREO balance consists of four properties, of which three are secured with 1-4 family residential real estate in the amount of $209 thousand. The remaining property consists of improved commercial land in the amount of $750 thousand.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company’s effective income tax rate was 33.65% for the nine months ended September 30, 2013, compared with 29.49% for the same period a year ago. The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations divided by pretax income from continuing operations.

The increase in the effective tax rate was primarily driven by increased income tax expense for the third quarter of 2013. Income tax expense for the third quarter of 2013 included the correction of an immaterial under-accrual of income tax expense resulting from incorrectly accounting for the book tax timing differences relating to the sale of the Company’s former mortgage subsidiary. As a result, the Company recognized additional income tax expense totaling $341 thousand, relating to 2012 tax year. Additionally, during the third quarter of 2013, the Company recognized $88 thousand of interest and penalties relating to 2012 tax year. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

NOTE 9. FEDERAL FUNDS PURCHASED

At September 30, 2013 and December 31, 2011, the Company had $0 outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $112.5 million at September 30, 2013. The Bank had available lines of credit with the Federal Reserve totaling $22.8 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $35.0 million at September 30, 2013. At September 30, 2013, the lines of credit had interest rates ranging from .28% to 1.09%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 10. TERM DEBT

The Bank had outstanding secured advances from the FHLB at September 30, 2013 and December 31, 2012 of $75.0 million and $125.0 million, respectively.

Future contractual maturities of FHLB term advances at September 30, 2013 are as follows:

(Dollars in thousands)
Year	Amount
2013	$0
2014	75,000
2015	0
2016	0
Thereafter	0

Total FHLB advances	$75,000

The maximum amount outstanding from the FHLB under term advances at any month end during the nine months ended September 30, 2013, and the year ended December 31, 2012 was $135.0 million and $125.0 million, respectively. The average balance outstanding on FHLB term advances during the nine months ended September 30, 2013 and year ended December 31, 2012 was $122.4 million and $110.4 million, respectively. The weighted average interest rate on the borrowings at September 30, 2013 and December 31, 2012 was 0.25% and 0.39%, respectively.

The FHLB borrowings are secured by FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of September 30, 2013, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $5.5 million which is included in other assets. Furthermore, the Company has pledged $262.2 million of its commercial real estate and 1-4 family real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of September 30, 2013, the Company held $18.0 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of September 30, 2013.

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

Rent expense for the three and nine months ended September 30, 2013 was $106 thousand and $308 thousand, respectively, compared to $102 thousand and $328 thousand, respectively in the comparable periods in 2012. Rent expense was offset by rent income for the three and nine months ended September 30, 2013, of $4 thousand and $12 thousand, respectively, compared to $21 thousand and $72 thousand, respectively, in the comparable periods of 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, as of September 30, 2013, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2013	$39
2014	426
2015	484
2016	496
2017	435
Thereafter	1,508

Total	$3,388

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$181,569	$144,333
Standby letters of credit	4,011	3,012
Guaranteed commitments outstanding	1,874	1,290

Total commitments	$187,454	$148,635

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the nine months ended September 30, 2013, and the year ended December 31, 2012, respectively. The Bank recognized a loss of $73 thousand on standby letters of credit for the year ended December 31, 2012. At September 30, 2013 approximately $3.2 million of standby letters of credit expire within one year, and $850 thousand expire thereafter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $698 thousand and $499 thousand at September 30, 2013 and December 31, 2012, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the nine months ended September 30, 2013, the Company provided additional provisions of $200 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company, pursuant to a purchase agreement, acquires from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. As of September 30, 2013, the Company has $0 outstanding under the agreement. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 71% and 65% of the Company’s gross loan and lease portfolio at September 30, 2013 and December 31, 2012, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market over the past five years, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2013:

(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Comprehensive income three months ended March 31, 2013	219	(37)	182
Comprehensive income three months ended June 30, 2013	(2,397)	650	(1,747)
Comprehensive income three months ended September 30, 2013	(2,110)	(150)	(2,260)

Accumulated other comprehensive income as of September 30, 2013	$(2,099)	$(468)	$(2,567)

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2012:

(Dollars in thousands)	Unrealized Gains on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of December 31, 2011	$919	$826	$1,745
Comprehensive income three months ended March 31, 2012	321	42	363
Comprehensive income three months ended June 30, 2012	427	(1,085)	(658)
Comprehensive income three months ended September 30, 2012	1,503	(631)	872

Accumulated other comprehensive income as of September 30, 2012	$3,170	$(848)	$2,322

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

During August 2010, the Company entered into five forward starting interest rate swap contracts (“IR”), to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converted the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at February 3, 2011, had effective dates and maturities ranging from March 1, 2012 through March 1, 2017.

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

On February 4, 2011, the Company terminated the IR swap positions, and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. In addition, upon termination of the hedge contract, the Company received the full amount of the collateral posted pursuant to the hedge contract. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.

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

As of September 30, 2013, the Company performed on the first two legs of the forecasted transaction by executing forecasted FHLB borrowings of $75.0 million, with maturities that aligned with the respective interest rate swap agreements. Accordingly, since March 1, 2012, $559 thousand of net gains have been reclassified out of accumulated OCI and netted with other borrowing expense. During the nine months ended September 30, 2013, net gains of $265 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2013, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at September 30, 2013, had effective dates and maturities ranging from August 1, 2013, through August 1, 2017.

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of September 30, 2013. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions.

(Dollars in thousands)
Description	Notional Amount	Effective Date	Maturity
Forward starting interest rate swap(1)	$75,000	August 1, 2013	August 1, 2014
Forward starting interest rate swap	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	$75,000	August 1, 2016	August 1, 2017

(1)	Terminated

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75.0 million in FHLB borrowings that were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 thousand loss recognized in other expenses in the Consolidated Statements of Operations, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from OCI to earnings

The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $2.84 million as of September 30, 2013. Accordingly, the Company pledged three four mortgage backed securities with an aggregate par value of $5.9 million and an aggregate fair market value of $5.8 million. If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2013, and December 31, 2012. See Note 14 in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Forward starting interest rate swaps (1)	Other assets/Other liabilities	$0	$0	$2,844	$4,085

(1)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains (losses) recorded for the three and nine months ended September 30, 2013 and 2012:

(Dollars in thousands)		Three months ended September 30,		Nine months ended September 30,
Description	Income Sheet Location	2013	2012	2013	2012
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$150	$150	$450	$350

(1)	Cash flow designation removed. Gains represent amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 14. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2013, and December 31, 2012, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets – Continued operations
Cash and cash equivalents	$48,995	$48,995	$45,068	$45,068
Securities available-for-sale	209,642	209,642	197,354	197,354
Securities held-to-maturity	34,814	31,902	31,483	31,493
Portfolio loans, net	581,302	590,780	653,260	664,119
Promissory note due from the Mortgage Company	2,943	2,943	3,592	3,592
Federal Home Loan Bank Stock	5,529	5,529	5,875	5,875
Financial liabilities – Continued operations
Deposits	$725,523	$725,790	$701,052	$702,817
Securities sold under agreements to repurchase	0	0	13,095	13,095
Federal Home Loan Bank advances	75,000	75,000	125,000	125,231
Subordinated debenture	15,465	8,580	15,465	8,109
Derivatives	2,844	2,844	4,085	4,085

Off balance sheet financial instruments:	Contract Amount		Contract Amount
Commitments to extend credit	$181,569		$144,333
Standby letters of credit	$4,011		$3,012
Guaranteed commitments outstanding	$1,874		$1,290

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

Promissory note due from Mortgage Company – To determine the fair value of the promissory note, the Company discounts the expected future cash flows after each payment based on a discount rate derived by the average of the bid/ask yields on debt issued by a large mortgage lender with similar risk characteristics, whose debt is currently traded in an active open market. In addition, a risk premium adjustment was added to incorporate certain inherent risks and credit risks associated with the payment of certain cash flows from the former mortgage subsidiary. Accordingly, the Company derived a 10% discount rate to discount the future expected cash flows over the remaining life of the loan. The Company believes the fair value of the promissory note is derived from Level 3 inputs.

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At September 30, 2013, future cash flows were discounted at 5.99%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Fair Value at September 30, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$3,718	$0	$3,718	$0
Obligations of states and political subdivisions	61,492	0	61,492	0
Corporate securities	52,552	0	52,552	0
Other investment securities (1)	91,880	0	91,880	0

Total assets measured at fair value	$209,642	$0	$209,642	$0

Derivatives – forward starting interest rate swap	$2,844	$0	$2,844	$0

Total liabilities measured at fair value	$2,844	$0	$2,844	$0

(Dollars in thousands)	Fair Value at December 31, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,946	$0	$2,946	$0
Obligations of states and political subdivisions	58,484		57,353	1,131
Corporate securities	61,556	0	61,556	0
Other investment securities (1)	74,368	0	60,621	13,747

Total assets measured at fair value	$197,354	$0	$182,476	$14,878

Derivatives – forward starting interest rate swap	$4,085	$0	$4,085	$0

Total liabilities measured at fair value	$4,085	$0	$4,085	$0

(1)	Principally represents residential mortgage backed securities issued by both governmental and nongovernmental agencies, and other asset backed securities.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the nine months ended September 30, 2013, and 2012. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period (interim quarter) for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and Settlements	Transfers out	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Nine months ended September 30, 2013
Obligations of states and political subdivisions	$1,131		0	0	0	(1,131)	$0	0
Mortgage backed securities	$13,747		0	0	(749)	(12,998)	$0	0
Nine months ended September 30, 2012
Derivatives – interest rate lock commitments (1)	$179	0	52	0	(231)	0	$0	0
Earn out payable (1) (2)	$600	0	0	0	(600)	0	$0	0

(1)	Pursuant to the sale of the Mortgage Company effective June 30, 2012, the Company no longer has interest rate lock commitments, and has settled the earn out payable. See Note 3, Discontinued Operations in these Notes to Unaudited Consolidated Financial Statements for further detail on the sale of the Mortgage Company. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.
(2)	The earn out payable amount represents the fair value of the Company’s earn out incentive agreement with the Company’s former mortgage subsidiary. The non-controlling shareholder’s of the mortgage subsidiary earned certain cash payments from the Company, based on targeted results. The fair value of the earn out payable was estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets targeted results. During 2012, the remaining earn out incentive proceeds were netted with consideration received by the Company as part of the sales transaction of the mortgage subsidiary, and the liability was terminated as of July 1, 2012. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.

Classification transfers of $1.1 million and $13.7 million in municipal bonds and non-agency mortgage backed securities from Level 2 to Level 3 were made in December 2012. The Company determined the fair values of these securities were derived by both observable and unobservable inputs. Accordingly, a Level 3 classification was deemed necessary. During the nine months ended September 30, 2013, the Company transferred $749 thousand associated with one non-agency mortgage backed security from Level 3 to Level 2 as the Company was able to obtain observable inputs to determine the securities fair value. During the nine months ended September 30, 2013, the Company transferred $1.1 million and $13.0 million in municipal bonds and non-agency mortgage backed securities from Level 3 to Level 2, the Company determined the fair values of these securities were derived from observable inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)	Fair Value at September 30, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$3,475	$0	$0	$3,475

Total assets measured at fair value	$3,475	$0	$0	$3,475

(Dollars in thousands)	Fair Value at December 31, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Impaired loans	$12,865	$0	$0	$12,865
Other real estate owned	931	0	0	931

Total assets measured at fair value	$13,796	$0	$0	$13,796

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Impaired loans	$95	$2,293	$486	$2,724
Other real estate owned	0	2	0	435

Total	$95	$2,295	$486	$3,159

For the nine months ended September 30, 2013 collateral dependent impaired loans with a carrying amount of $4.0 million were written down to their fair value of $3.5 million resulting in a $486 thousand adjustment to the ALLL.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Risk Factors

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses (ALLL) and provision for loan and lease losses, our commercial real estate portfolio and subsequent charge offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (SEC), and the following factors that might cause actual results to differ materially from those presented:

•	Our ability to attract new deposits and loans

•	Demand for financial services in our market areas

•	Competitive market pricing factors

•	Deterioration of economic conditions that could result in increased loan losses

•	Risks associated with concentrations of real estate related loans

•	Market interest rate volatility

•	Stability of funding sources and continued availability of borrowing

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth

•	Our ability to recruit and maintain key management staff

•	Significant decline in market value of mortgage company that could result in an impairment of goodwill

•	Our ability to raise capital and incur debt on reasonable terms

•	Regulatory limits on the Bank’s ability to pay dividends to the Company

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions

•	The impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expense

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2012 to September 30, 2013. Also discussed are significant trends and changes in the Company’s results of operations for the nine months ended September 30, 2013, compared to the same period in 2012. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company’s financial condition and results.

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

On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in Bank of Commerce Mortgage (the “Mortgage Company”), a residential mortgage banking company headquartered in San Ramon, California. At the date of sale the Mortgage Company operated twenty-one offices in the states of California and Colorado, and is licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of their capital stock. The initial transaction was recorded in accordance with ASC 805, Business Combinations, and resulted in recorded goodwill of $3.7 million. See the Company’s 2009 and 2010 Notes to the Consolidated Financial Statements, incorporated in the Company’s respective Form 10-K filings for further information regarding the purchase and accounting for the acquisition of the Mortgage Company.

We continuously search for both organic and external expansion opportunities, through internal growth, strategic alliances, acquisitions, establishing a new office or the delivery of new products and services. Systematically, we reevaluate the short and long term profitability of all of our lines of business, and continually illegible whether to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to our staff, customers, and the markets we serve.

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

Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios. We believe that the net proceeds raised in our capital offering will assist us in implementing our growth strategies by providing the capital necessary to support future growth.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that we consistently maintain strong asset quality relative to our peers. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate. As of September 30, 2013, we had $36.8 million in nonperforming assets, or 3.95% of total assets. We also seek to maintain an adequate ALLL, which at September 30, 2013 was $13.5 million, representing 2.28% of our loan portfolio.

Build a Stable Core Deposit Base. We continue to focus on growing a stable core deposit base of business and retail customers. In the event that our asset growth outpaces these local core deposit funding sources, we will continue to utilize FHLB borrowings and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees. We will continue to use “hot spot” consumer depositories with state of the art technologies in highly convenient locations to enhance our core deposit base.

Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.

Executive Overview

Significant items for the nine months ended September 30, 2013 were as follows:

Financial Position

•	Total consolidated assets were $931.8 million as of September 30, 2013, compared to $979.4 million as of December 31, 2012. Cash from the net pay downs of loans was used to repay FHLB advances, repurchase Company common stock, and purchase available-for-sale securities.

Capital

•	The Company repurchased 1,513,668 common shares at a weighted average cost of $5.18 per share, pursuant to the Company’s publicly announced stock repurchase plan.

•	The Company paid preferred stock cash dividends of $296 thousand compared to $695 thousand during the same period in 2012.

•	The Company declared a regular cash dividend of $0.03 per share and a special cash dividend of $0.02 per share for the 3rd quarter. In determining the amount of dividends to be paid, the Company considers capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

•	Net earnings per diluted common share attributable to continuing and discontinued operations were $0.37 and $0.00, compared to $0.33 and $(0.01) during the same period a year ago, respectively. The increase in net earnings per diluted common share from continuing operations was principally attributed to reduced SBLF preferred stock dividends as a result of increased qualified lending, and a decrease in weighted average basic and diluted common shares.

•	Net interest margins have decreased compared to the same period a year ago. Net interest margin, on a tax equivalent basis, was 3.84% compared to 3.99% at December 31, 2012, and 4.04% at September 30, 2012. Decreased yields in the loan portfolio were partially offset by decreased funding costs.

•	The Company recorded gains of $931 thousand on the sale of investment securities compared to gains of $1.7 million during the same period a year ago.

Credit Quality

•	Nonperforming assets decreased to $36.8 million, or 3.95% of total assets, as of September 30, 2013, compared to $41.6 million, or 4.25% of total assets as of December 31, 2012. Nonperforming loans decreased $2.7 million to $35.9 million, or 6.03% of total loans, as of September 30, 2013, compared to $38.6 million, or 5.81% of total loans as of December 31, 2012. Nonaccrual loans have been written-down to their estimated net realizable values.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Net charge offs were $311 thousand, or 0.05% of average loans, as compared to net charge offs of $4.9 million or 0.82% of average loans during the same period a year ago.

•	Provision for loan and lease losses were $2.8 million, a decrease of $2.1 million compared to the same period a year ago. During the current period, provision expense to net charge offs was 887% compared to 99% during the same period a year ago.

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

All of the Company’s outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated OCI. Amounts in accumulated OCI are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Types of derivative transactions currently recorded by the Company as of September 30, 2013:

•	Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At September 30, 2013, the Company maintained a notional amount of $75.0 million in forward starting interest rate swap agreements which were in an aggregate unrealized loss position of $2.8 million.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income from continuing operations was $5.8 million during the nine months ended September 30, 2013 compared to $6.2 million during the same period a year ago. Decreases in interest and fees on loans, and decreased gains on sales of investment securities, were substantially offset by decreased provisions for loan losses and decreased funding costs, compared to the same period a year ago.

Net income attributable to Bank of Commerce Holdings decreased $184 thousand to $5.8 million for the nine months ended September 30, 2013 compared with $6.0 million for the same period a year ago. During the nine months ended September 30, 2012, Bank of Commerce Holdings recognized a $144 thousand loss on discontinued operations, compared to $0 in the current period. Accordingly, in the current period, the aggregate decrease in net income attributable to Bank of Commerce holdings was partially offset by decreased net losses from discontinued operations.

Despite decreased net income attributable to Bank of Commerce Holdings, net income available to common shareholders during the nine months ended September 30, 2013 increased compared with the same period a year ago. Accordingly, net income available to common shareholders was $5.7 million for the nine months ended September 30, 2013, compared with $5.3 million for the same period a year ago. During the nine months ended September 30, 2013, common shareholders benefited from a $534 thousand decrease in preferred stock dividends payable to the U.S. Treasury pursuant to the SBLF program as a result of increased qualified lending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Diluted Earnings Per Share (EPS) from continuing operations and discontinued operations were $0.37 and $0.00 for the nine months ended September 30, 2013 compared with $0.33 and $(0.01) for the same period a year ago, respectively. The increase in diluted EPS compared to the same period a year ago, primarily resulted from a combination of decreased preferred stock cash dividends and decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the first nine months of 2013, however a special additional cash dividend of $0.02 per share was declared during the third quarter. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

The following table presents the returns on average assets, average common shareholders’ equity and average tangible common shareholders’ equity for the nine months ended September 30, 2013 and 2012. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document. Our return on average common shareholders’ equity is positively impacted in the nine months ended September 30, 2013 as the result of decreased preferred stock dividends and lower average common shareholder equity. To the extent this performance metric is used to compare our performance with other financial institutions we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets. The return on average tangible common shareholders’ equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders’ equity.

Return on Average Assets, Common Shareholders’ Equity and Tangible Common Shareholders’ Equity

(Dollars in thousands)
(Unaudited)	September 30, 2013	September 30, 2012
Returns on average assets:
Net earnings available to common shareholders	0.79%	0.75%
Operating earnings	0.81%	0.85%
Return on average common shareholders’ equity:
Net earnings available to common shareholders	7.06%	6.41%
Operating earnings	7.25%	7.23%
Returns on average tangible common shareholders’ equity:
Net earnings available to common shareholders	8.67%	7.81%
Operating earnings	8.90%	8.81%
Calculation of average common tangible shareholders’ equity:
Average shareholder equity	$107,583	$111,237
Less: average preferred equity	19,931	19,931
Less: average intangible assets	31	63

	$87,621	$91,243

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. Net interest income for the nine months ended September 30, 2013 was $25.3 million compared to $26.4 million during the same period a year ago.

Interest income for the nine months ended September 30. 2013 was $28.0 million, a decrease of $2.5 million or 8% compared to the same period a year ago. The decrease in interest income during the first nine months of 2013 compared to the same period a year ago was primarily driven by decreased yields and volume in the loan portfolio, decreased yields in the investment securities portfolio, partially offset by increased volume of investment securities. The decrease in loan portfolio yield was primarily driven by net increases in non-accruing commercial and commercial real estate loans compared to the first nine months of 2012. Average non-accruing loans at September 30, 2013 increased $14.2 million compared to the same period a year ago. Decreases in loan portfolio yield resulted in a $1.3 million decrease in loan interest income. Additionally, decreases in loan portfolio volume resulted in a $1.4 million decrease in interest income compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income recognized from the investment securities portfolio increased $153 thousand during the nine months ended September 30, 2013 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased volume, partially offset by decreased yields. Average securities balances and weighted average tax equivalent yields at September 30, 2013 and 2012 were $249.5 million and 3.21% compared to $208.4 million and 3.69%, respectively.

Interest expense for the nine months ended September 30, 2013 was $2.7 million, a decrease of $1.5 million or 35% compared to the same period a year ago. During the first nine months of 2013, the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense for the nine months ended September 30, 2013 was primarily driven by $450 thousand in gains reclassified from OCI and netted with FHLB interest expense, compared to $350 in reclassified gains during the same period a year ago. The reclassification of OCI is associated with a forward starting interest rate swap agreement executed as part of the Company’s interest rate risk hedging strategy. The additional gains reclassified in the nine months ended September 30, 2013 and 2012 resulted in 49 and 42 basis point declines in FHLB borrowing expense yields, respectively. See Note 13, Derivatives in these Notes to Unaudited Consolidated Financial Statements in this document for further detail.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.84% for the nine months ended September 30, 2013, a decrease of 20 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 42 basis point decline in yield on average earning assets, partially offset by a 22 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will present significant challenges. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the nine months ended September 30, 2013 and 2012:

Average Balances, Interest Income/Expense and Yields/Rates Paid

(Unaudited)	Nine months ended September 30, 2013			Nine months ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets
Portfolio loans(1)	$619,188	$22,486	4.84%	$640,122	$25,122	5.56%
Tax-exempt securities	93,388	2,871	4.10%	76,151	2,613	4.58%
US government securities	4,127	83	2.68%	0	0	0.00%
Mortgage backed securities	64,953	1,127	2.31%	63,255	1,225	2.58%
Other securities	87,063	1,918	2.94%	68,962	1,925	3.72%
Interest bearing due from banks	41,991	394	1.25%	49,389	442	1.19%

Total average interest earning assets	910,710	28,879	4.23%	897,879	31,327	4.65%
Cash & due from banks	10,330			9,926
Bank premises	10,175			9,529
Other assets	28,431			32,696

Total average assets	$959,646			$950,030

Interest Bearing Liabilities
Interest bearing demand	$239,308	$364	0.20%	$197,687	$457	0.31%
Savings deposits	92,351	194	0.28%	89,543	311	0.46%
Certificates of deposit	248,825	1,990	1.07%	297,445	2,936	1.32%
Repurchase agreements	7,728	6	0.10%	13,955	19	0.18%
Other borrowings	137,886	117	0.11%	127,151	414	0.43%

Total average interest bearing liabilities	726,098	2,671	0.49%	725,781	4,137	0.76%
Noninterest bearing demand	117,830			112,403
Other liabilities	8,140			4,609
Shareholders’ equity	107,578			111,237

Total average liabilities and shareholders’ equity	$959,646			$950,030

Net Interest Income and Net Interest Margin (2)		$26,208	3.84%		$27,190	4.04%

Interest income on loans includes fee expense of approximately $(224) thousand and $(141) thousand for the nine months ended September 30, 2013 and 2012, respectively.

(1)	Average nonaccrual loans of $38.9 million and $24.7 million for the nine months ended September 30, 2013 and 2012 are included, respectively.
(2)	Tax-exempt income has been adjusted to a tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $919 thousand and $836 thousand for the nine months ended September 30, 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine months ended September 30, 2013 and September 30, 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	September 30, 2013 over September 30, 2012
(Dollars in thousands)	Variance due to Average Volume	Variance due to Average Rate	Total
Increase (Decrease)
In Interest Income:
Portfolio loans	$(1,352)	$(1,284)	$(2,636)
Tax-exempt securities(1)	942	(684)	258
US government securities	148	(65)	83
Mortgage backed securities	52	(150)	(98)
Other securities	709	(716)	(7)
Interest bearing due from banks	(123)	75	(48)

Total Increase (Decrease)	390	(2,838)	(2,448)
(Decrease) Increase
In Interest Expense:
Interest bearing demand	123	(216)	(93)
Savings accounts	10	(127)	(117)
Certificates of deposit	(691)	(255)	(946)
Repurchase agreements	(9)	(4)	(13)
Other borrowings	16	(313)	(297)

Total Increase (Decrease)	(551)	(915)	(1,466)

Net Increase (Decrease)	$941	$(1,923)	$(982)

(1)	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2013 was $2.8 million, a decrease of $1.1 million, or 27%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2013	2012	Change Amount	Change Percent	2013	2012	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$46	$49	$(3)	-6%	$146	$146	$0	0000.0%
Payroll and benefit processing fees	113	122	(9)	-7%	355	395	(40)	-10%
Earnings on cash surrender value – Bank owned life insurance	133	114	19	17%	401	341	60	18%
Gain on investment securities, net	336	550	(214)	-39%	931	1,737	(806)	-46%
Merchant credit card service income, net	33	39	(6)	-15%	98	112	(14)	-13%
Other income	313	545	(232)	-43%	892	1,149	(257)	-22%

Total noninterest income	$974	$1,419	$(445)	-31%	$2,823	$3,880	$(1,057)	-27%

Payroll and benefit processing fees decreased by $40 thousand for the nine months ended September 30, 2013 compared to the same period a year ago. The decrease in payroll and benefit processing fees is largely attributed to timing differences in recording these revenues. Timing differences excluded, these fees have remained relatively consistent over the three and nine months ended September 30, 2013 compared to the same periods a year ago.

Bank owned life insurance increased $19 thousand and $60 thousand for the three and nine months ended September 30, 2013 respectively compared to the same periods a year ago. The increase was primarily attributed to the purchase of additional life insurance policies during December of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gains on the sale of investment securities decreased $214 thousand to $336 thousand for the three months ended September 30, 2013, compared to $550 thousand for the same period a year ago. During the three months ended September 30, 2013, the Company purchased twenty-five securities with weighted average yields of 2.91%. During the same period the Company sold thirty-one securities with weighted average yields 2.46%. During the first nine months of 2013, the Company purchased one hundred securities with a weighted average yield of 2.56%, and sold sixty-nine securities with a weighted average yield of 2.29%. Generally, securities purchased had relatively short durations with good credit quality.

Merchant credit card service income decreased $6 thousand and $14 thousand for the three and nine months ended September 30, 2013 respectively compared to the same periods a year ago due to increased utilization of a third party to provide some account services.

The major components of other income are fees earned on ATM transactions, mortgage fee income, online banking services, wire transfers, and FHLB dividends. The decrease in current year is primarily driven by a $240 thousand litigation settlement with a servicer of purchased pool loans included in the 2012 income. Changes in the other components of other income are a result of normal operating activities.

NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 2013 was $16.5 million, a decrease of $77 thousand or 1% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2013	2012	Change Amount	Change Percent	2013	2012	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$2,865	$2,732	$133	5%	$8,863	$8,385	$478	6%
Occupancy & equipment expense	549	508	41	8%	1,651	1,523	128	8%
Write down of other real estate owned	0	0	0	0%	0	425	(425)	-100%
Federal Deposit Insurance Corporation insurance premium	202	202	0	0%	535	612	(77)	-13%
Data processing fees	127	94	33	35%	397	279	118	42%
Professional service fees	364	255	109	43%	926	862	64	7%
Deferred compensation expense	58	150	(92)	-61%	58	440	(382)	-87%
Other expenses	1,772	1,543	229	15%	4,118	4,099	19	1%

Total noninterest expense	$5,937	$5,484	$453	8%	$16,548	$16,625	$(77)	-1%

The decrease in FDIC assessments of $77 thousand or 13% to $535 thousand during the nine months ended September 30, 2013, compared to the same period a year ago resulted from true-up adjustments to reverse prior period over accruals. In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter 2010, 2011, and 2012, on December 30, 2009. The amount paid on December 30, 2009 was substantially higher than the subsequent quarterly deposit insurance assessments. As a consequence, true-up adjustments were deemed necessary. Additional discussion on FDIC insurance assessments is provided in Part I, Item 1 under the caption Deposit Insurance, in our Form 10-K filed on March 15, 2013.

Data processing expense for the three months ended September 30, 2013 was $127 thousand an increase of $33 thousand or 35% compared to the same period a year ago. Data processing expense for the nine months ended September 30, 2013 was $397 an increase of $118 thousand or 42% compared to the same period a year ago. The increases in data processing expense compared to the same periods a year ago is primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to see continued increased costs in these expenses for the foreseeable future.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for the three months ended September 30, 2013 was $364 thousand, an increase of $109 thousand or 43% compared to the same period a year ago. The increase in professional fees was primarily driven by increased fees and usage of external audit and professional services.

Deferred compensation expense for the three months ended September 30, 2013 was $58 thousand a decrease of $92 thousand or 61% compared to the same period a year ago. Deferred compensation expense for the nine months ended September 30, 2013 was $58 thousand a decrease of $382 thousand or 87% compared to the same period a year ago. During June of 2013, the Company’s board of directors approved a revision to the Supplemental Executive Retirement Plan (SERP) resulting in a reduction in accrued deferred compensation expenses of $357 thousand. For disclosure purposes, in the table above and in the Consolidated Statement of Operations, the benefit in deferred compensation expense is included in the line item other expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other expenses for the three months ended September 30, 2013 were $1.8 million, an increase of $229 thousand or 15% compared to the same period a year ago. The increase in other expenses was primarily driven by the loss recognized from the termination of the interest rate swap of $503 thousand. The increase was partially offset by a decrease in the loss recognized on the sale of OREO properties of 122 thousand and a decrease in the losses resulting from the repurchase of two 1-4 family mortgage loans which were previously sold through the Company’s former mortgage subsidiary of $51 thousand. Other expenses for the nine months ended September 30, 2013 were further offset by a $970 thousand decrease in losses on sale of OREO

INCOME TAXES

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

The following table reflects the Company’s tax provision and the related effective tax rate for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Income tax provision	$1,431	$923	$2,966	$2,583
Effective tax rate	44.26%	29.30%	33.65%	29.49%

The Company’s effective tax rate is derived from dividing income tax expense for continuing operations by income from continuing operations before provision for income taxes.

The increase in the effective tax rate was primarily driven by increased income tax expense for the third quarter of 2013. Income tax expense for the third quarter of 2013 included the correction of an under-accrual of income tax expense resulting from incorrectly accounting for the book tax timing differences relating to the sale of the Company’s former mortgage subsidiary. As a result, the Company recognized additional income tax expense totaling $341 thousand, relating to 2012 tax year. Additionally, during the third quarter of 2013, the Company recognized $88 thousand of interest and penalties relating to 2012 tax year. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

BALANCE SHEET

As of September 30, 2013, the Company had total consolidated assets of $931.8 million, total net portfolio loans of $581.3 million, an ALLL of $13.5 million, deposits outstanding of $725.5 million, and stockholders’ equity of $102.8 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of September 30, 2013, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $28.6 million. The Company also held certificates of deposits with other financial institutions in the amount of $20.7 million, which the Company considers liquid.

The Company’s available-for-sale investment portfolio is currently being utilized as a secondary source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $209.6 million at September 30, 2013, compared with $197.4 million at December 31, 2012. During the first nine months of 2013, the Company focused on investing cash received from the net principal repayments of loans into municipal bonds, asset and mortgage backed securities, and corporate bonds.

Purchases of municipal bonds focused on bank qualified general obligation and revenue bonds where the debt proceeds generally are used to fund operations and essential services. The municipal bonds purchased had coupons ranging from 0% to 6%, maturities ranging from four to seventeen years, and call dates ranging from three to ten years. The majority of these bonds are structured in such a way that management believes there is a reasonable probability that the call options will be exercised at their respective call dates. Management monitors the financial performance of the municipal bond portfolio on an ongoing basis. Should the outcome of these reviews indicate declining credit quality, inadequate debt service coverage, or if the bonds have fallen outside of our accepted risk tolerance, the bonds are sold in the open market.

The purchases of asset backed securities were characterized as short to moderate in duration, both fixed and floating, with the bonds reflecting solid performance relative to their respective collateral profile and supporting credit enhancements. The mortgage backed securities purchased during the period were centered on moderate duration bonds with relatively solid cash flows and yield. Overall, management’s investment strategy reflects the continuing expectation of rising rates across the yield curve. As such, management will continue to actively seek out opportunities to reduce the duration of the portfolio and improve cash flows. Given the current shape of the yield curve, this strategy could entail absorbing low to moderate losses within the portfolio to meet this longer term objective.

Purchases of corporate bonds focused on relatively moderate term (maturities ranging between three and ten years), high quality debt instruments issued by large cap financial institutions and insurance companies. Management believes the relative risk adjusted yield spreads of these securities compared to what is currently offered in the treasury markets, or mortgage backed securities markets provides some mitigation of ongoing net interest margin compression without extending too long on the yield curve.

During the first nine months of 2013, the Company purchased one hundred securities with a weighted average yield of 2.56%, and a weighted average duration of 5.29, sold sixty-nine securities with a weighted average yield of 2.29%. The sales activity resulted in $931 thousand net realized gains.

At September 30, 2013, the Company’s net unrealized losses on available-for-sale securities were $4.3 million, compared with $2.9 million net unrealized gains at December 31, 2012. The unfavorable change in net unrealized losses was primarily due to decreases in the fair values of the Company’s municipal bond, corporate bond, and mortgage backed securities portfolios. The decreases in the fair values of the Company’s investment securities portfolio were primarily driven by the widening of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance decreased substantially during the first nine months of 2013. The Company recorded net portfolio loans of $581.3 million at September 30, 2013, compared with $653.3 million at December 31, 2012, a decrease of $72.0 million, or 11%. The decrease in net portfolio loans was primarily attributable to the $65.1 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which the Bank purchases an undivided participation ownership interest in the mortgage loans. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume. As of September 30, 2013 the commercial secured borrowing line balance was $0. Further information regarding the early loan purchase program is provided in the Financial Conditions discussion under the caption mortgage loans in this management’s discussion and analysis of financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $2.8 million in provisions for loan losses during the first nine months of 2013, compared with $4.9 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 2.28% and 1.67% as of September 30, 2013, and December 31, 2012, respectively.

Net charge offs were $311 thousand during the first nine months of 2013, compared with net charge offs of $4.9 million during the same period a year ago. The charge offs in the current year were focused in 1-4 family residential, commercial, and commercial real estate loans. During the first nine months of 2013 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2012 and 2011. Management is cautiously optimistic that given continuing improvements in local and national economic conditions, the Company’s impaired assets will continue to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and less than robust economic conditions. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At September 30, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Past due loans as of September 30, 2013 decreased to $8.9 million, compared to $21.7 million as of December 31, 2012. The decrease in past due loans was primarily attributable to the pay off of a $7.2 million commercial real estate credit as well as the curing of a $2.3 million commercial real estate credit.

The Company’s OREO balance at September 30, 2013 was $959 thousand compared to $3.1 million at December 31, 2012. The net decrease in OREO was primarily driven by the sale of a commercial real estate property with a carrying value of $1.2 million, increased velocity in sales of existing OREO properties, and a net decrease in the number of 1-4 family residential properties transferred in to OREO. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company generally expects additional foreclosure activity for the foreseeable future, mainly centered in the ITIN portfolio.

Total deposits as of September 30, 2013 were $725.5 million compared to $701.1 million at December 31, 2012, a decrease of $24.4 million or 3%. During the first nine months of 2013, increases in noninterest bearing demand and interest demand were partially offset by decreases in time deposit accounts. The decrease in time deposit accounts was primarily driven by the maturity of two brokered time certificates in the amount of $4.0 million and $6.0 million, respectively.

Brokered certificates of deposits totaled $33.4 million at September 30, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 7 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. As of September 30, 2013, the Company purchased the full amount of shares authorized under the plan. The shares were retired subsequent to purchase.

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 513,668 common shares since the announcement date. The shares were retired subsequent to purchase.

The Company repurchased 1,513,668 common shares under both plans announced in 2013. All shares were retired subsequent to purchase. As such, the weighted average number of dilutive common shares outstanding decreased by 1,113,673 during the nine months ended September 30, 2013. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $209.6 million at September 30, 2013, compared with $197.4 million at December 31, 2012. During the first nine months of 2013, the Company focused on investing cash received from the net principal repayments of loans into municipal bonds, mortgage backed securities, and corporate bonds.

Purchases of available-for-sale securities of $106.4 million and a decrease in fair value of $7.2 million were offset by sales of $76.9 million, pay downs of $9.1 million, and amortization of net purchase price premiums of $839 thousand. During the first nine months of 2013, the Company purchased ninety-two available for sale securities and sold sixty-nine securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $34.8 million at September 30, 2013, compared with $31.5 million at December 31, 2012. Purchases of $3.3 million of held-to-maturity securities were offset by $91 thousand net discount accretion. During the first nine months of 2013, the Company purchased eight held-to-maturity securities.

The following table presents the investment securities portfolio by classification and major type as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Available-for-sale securities (1)
U.S. government & agencies	$3,718	$2,946
Obligations of state and political subdivisions	61,492	58,484
Mortgage backed securities and collateralized mortgage obligations	57,934	51,530
Corporate securities	52,552	61,556
Other asset backed securities	33,946	22,838

Total	$209,642	$197,354

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$34,814	$31,483

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at September 30, 2013:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$0	0.00%	$0	0.00%	$3,037	2.58%	$987	2.61%	$4,024	2.59%
Obligations of state and political subdivisions	0	0.00%	7,861	2.68%	20,207	2.48%	35,050	2.92%	63,118	2.75%
Mortgage backed securities and collateralized mortgage obligations	665	-1.42%	28,797	2.73%	28,547	2.08%	1,004	2.42%	59,013	2.36%
Corporate securities	2,016	4.42%	19,021	2.64%	32,242	2.90%	0	0.00%	53,279	2.87%
Other asset backed securities	0	0.00%	0	0.00%	4,104	2.06%	30,358	3.00%	34,462	2.88%

Total	$2,681	2.97%	$55,679	2.69%	$88,137	2.49%	$67,399	2.94%	$213,896	2.69%

Held-to-maturity securities
Obligations of state and political subdivisions	$0	0.00%	$722	2.83%	$13,073	3.01%	$21,019	2.71%	$34,814	2.83%

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

Overall, the net portfolio loan balance decreased substantially during the first nine months of 2013. The Company recorded net portfolio loans of $581.3 million at September 30, 2013, compared with $653.3 million at December 31, 2012, a decrease of $72.0 million, or 11%. The decrease in net portfolio loans was primarily attributable to the $65.1 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which the Bank purchases an undivided participation ownership interest in the mortgage loans. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume. As of September 30, 2013 the commercial secured borrowing line balance was $0. Further information regarding the early loan purchase program is provided in the Financial Conditions discussion under the caption mortgage loans in this management’s discussion and analysis of financial condition and results of operations.

The following table presents the composition of the loan portfolio as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	% of gross portfolio loans	December 31, 2012	% of gross portfolio loans
Commercial	$169,193	28%	$232,276	34%
Real estate – construction loans	15,625	3%	16,863	3%
Real estate – commercial (investor)	208,530	35%	211,318	32%
Real estate – commercial (owner occupied)	80,101	13%	75,085	11%
Real estate – ITIN loans	57,232	10%	60,105	9%
Real estate – mortgage	15,872	3%	18,452	3%
Real estate – equity lines	43,989	7%	45,181	7%
Consumer	3,753	1%	4,422	1%
Other	267	0%	349	0%

Gross portfolio loans	$594,562	100%	$664,051	100%
Less:
Deferred loan fees, net	(282)		(312)
Allowance for loan and lease losses	13,542		11,103

Net portfolio loans	$581,302		$653,260

The following table provides a breakdown of the Company’s real estate construction portfolio as of September 30, 2013:

(Dollars in thousands)
Loan Type	Balance	% of gross portfolio loans
Commercial lots and entitled commercial land	$6,893	2%
Commercial real estate – construction	2,391	0%
1-4 family subdivision loans	3,239	1%
1-4 family individual residential lots	2,802	0%
1-4 family construction speculative	300	0%

Total real estate – construction	$15,625	3%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of September 30, 2013, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$58,285	$74,294	$36,614	$169,193
Real estate – construction loans	9,696	4,653	1,276	15,625
Real estate – commercial (investor)	39,883	44,986	123,661	208,530
Real estate – commercial (owner occupied)	1,128	21,299	57,674	80,101
Real estate – ITIN loans	0	0	57,232	57,232
Real estate – mortgage	3,079	1,276	11,517	15,872
Real estate – equity lines	1,329	4,267	38,393	43,989
Consumer	1,757	1,544	452	3,753
Other	0	267	0	267

Gross portfolio loans	$115,157	$152,586	$326,819	$594,562

Loans due after one year with:
Fixed rates		$82,311	$94,081	$176,392
Variable rates		70,275	232,738	303,013

Total		$152,586	$326,819	$479,405

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mortgages Loans

Mortgage loans are generated through the Bank’s mortgage loan early purchase program (the “program”) with its former mortgage subsidiary. Under the program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, with recourse, subject to a forward sale commitment. The former mortgage subsidiary then transfers the mortgage loans, including the Bank’s interest, to the counterparty to the forward sale commitment in the secondary mortgage market. The maximum amount the Bank will own in a participation interest at any time may not exceed 80% of the Bank’s total risk based capital. At September 30, 2013 and December 31, 2012, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $0 million and $65.1 million, respectively; these loans were in pending sale status as of their respective reporting dates.

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

Mortgage loans purchased through the program were recorded as loans held-for-sale for all years ended prior to December 31, 2012. During 2012, pursuant to ASC 860, Transfers and Servicing, the Company reclassified mortgage loans held-for-sale to a commercial secured borrowing. Recent increases in the rates offered to borrowers through the program have resulted in a decrease amount of loans sold to the bank by the former mortgage subsidiary.

Loans with unique credit characteristics

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense. As of September 30, 2013, and December 31, 2012, the specific ITIN ALLL allocation represented approximately 1.88% and 2.52% of the total outstanding principal, respectively.

ASSET QUALITY

Nonperforming Assets

The Company’s loan portfolio is heavily concentrated in real estate, and a significant portion of the borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. The loans are secured by real estate or other assets primarily located in California and are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate secured loans could increase the risk of loss in the loan portfolio of the Company in a market of declining real estate values. Furthermore, declining real estate values negatively impact holdings of OREO as well.

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

nonperforming loans which have resulted in elevated provisions to the ALLL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given the current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

We manage asset quality and control credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $35.9 million or 6.03% of total portfolio loans as of September 30, 2013, as compared to $38.6 million, or 5.81% of total loans, at December 31, 2012. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $36.8 million, or 3.95% of total assets as of September 30, 2013, compared with $41.6 million, or 4.25% of total assets as of December 31, 2012.

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

The Company practices one exception to the nonaccrual policy for the Arrow loan pool which has unique credit characteristics, and is made up of subordinated home equity lines of credits and home equity loans. The Arrow credits are considered uncollectable when they become 90 days past due. Accordingly, loans in this pool are charged off when they become 90 days past due.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at September 30, 2013 totaled $959 thousand and consisted of four properties.

The following table summarizes our nonperforming assets as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonperforming assets
Commercial	$7,501	$2,935
Real estate mortgage
1-4 family, closed end 1st lien	1,740	1,805
1-4 family revolving	517	0
ITIN 1-4 family loan pool	9,213	9,825

Total real estate mortgage	11,470	11,630
Commercial real estate	16,895	24,008

Total nonaccrual loans	35,866	38,573
90 days past due and still accruing	0	0

Total nonperforming loans	35,866	38,573
Other real estate owned	959	3,061

Total nonperforming assets	$36,825	$41,634

Nonperforming loans to total loans	6.03%	5.81%
Nonperforming assets to total assets	3.95%	4.25%

As of September 30, 2013, nonperforming assets of $36.8 million have been written down by 17%, or $6.2 million, from their original balance of $45.5 million.

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

As of September 30, 2013, impaired loans totaled $45.5 million, of which $35.9 million were in nonaccrual status. Of the total impaired loans, $12.2 million or one hundred thirty nine were ITIN loans with an average balance of approximately $78.8 thousand. The remaining impaired loans consist of fifteen commercial loans, fifteen commercial real estate loans, seven residential mortgages and sixteen home equity loans.

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

At September 30, 2013 and December 31, 2012, impaired loans of $5.4 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2013. As of September 30, 2013, there were $8.4 million of ITINs which were classified as TDRs, of which $5.4 million were on nonaccrual status.

As of September 30, 2013, the Company had $26.5 million in TDRs compared to $24.7 million as of December 31, 2012. As of September 30, 2013, the Company had one hundred eleven restructured loans that qualified as TDRs, of which ninety-three were performing according to their restructured terms. TDRs represented 4.53% of gross portfolio loans as of September 30, 2013, compared with 3.71% at December 31, 2012.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Accruing troubled debt restructurings
Commercial	$65	$523
Commercial real estate:
Other	1,742	4,598
Residential:
1-4 family	2,996	2,934
Home equities	604	561

Total accruing troubled debt restructurings	$5,407	$8,616

Non-accruing troubled debt restructurings
Commercial	$409	$50
Commercial real estate:
Other	15,443	10,658
Residential:
1-4 family	5,659	5,342

Total non-accruing troubled debt restructurings	$21,511	$16,050

Total troubled debt restructurings
Commercial	$474	$573
Commercial real estate:
Other	17,185	15,256
Residential:
1-4 family	8,655	8,276
Home equities	604	561

Total troubled debt restructurings	$26,918	$24,666

Percentage of gross portfolio loans	4.53%	3.71%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at September 30, 2013 increased $2.4 million to $13.5 million compared to $11.1 million at December 31, 2012. During the first nine months of months of 2013, the provisions for loan and lease losses were $2.8 million which exceeded net charge-offs for the same period. Net charge-offs of $311 thousand for the nine months ended September 30, 2013, decreased by $4.6 million compared to the same period a year ago. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and higher recovery rates on previously charged off loans.

The following table summarizes the activity in the ALLL reserves for the periods indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Beginning balance	$11,103	$10,622	$10,622
Provision for loan loss charged to expense	2,750	9,400	4,850
Loans charged off	(1,954)	(9,862)	(5,679)
Loan loss recoveries	1,643	943	767

Ending balance	$13,542	$11,103	$10,560

Gross portfolio loans outstanding at period end	$594,562	$664,051	$604,479
Ratio of allowance for loan and lease losses to total loans	2.28%	1.67%	1.75%
Nonaccrual loans at period end:
Commercial	$7,501	$2,935	$3,330
Construction	0	0	77
Commercial real estate	16,895	24,008	10,393
Residential real estate	10,953	11,630	11,733
Home equity	517	0	95

Total nonaccrual loans	$35,866	$38,573	$25,628

Accruing troubled-debt restructured loans
Commercial	$65	$523	$72
Commercial real estate	1,742	4,598	9,790
Residential real estate	2,996	2,934	3,117
Home equity	604	561	501

Total accruing restructured loans	$5,407	$8,616	$13,480
All other accruing impaired loans	4,190	471	7,281

Total impaired loans	$45,463	$47,660	$46,389

Allowance for loan and lease losses to nonaccrual loans at period end	37.76%	28.78%	41.20%
Nonaccrual loans to total loans	6.03%	5.81%	4.24%

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

At September 30, 2013, the recorded investment in loans classified as impaired totaled $45.5 million, with a corresponding valuation allowance (included in the ALLL) of $4.3 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2012, the total recorded investment in impaired loans was $47.7 million, with a corresponding valuation allowance (included in the ALLL) of $2.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Charge offs in the current year were primarily focused in commercial real estate, commercial, and 1-4 family residential loans. During the first nine months of 2013 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2012 and 2011. The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. Past due loans as of September 30, 2013 decreased to $8.9 million, compared to $21.7 million as of December 31, 2012. The decrease in past due loans was primarily attributable to the pay off of a $7.2 million commercial real estate credit as well as the curing of a $2.3 million commercial real estate credit. Management continues to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of charge offs. At September 30, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$5,676	43%	$4,168	38%
Commercial real estate:
Construction	166	1%	184	2%
Other	3,121	23%	2,599	23%
Residential:
1-4 family	1,551	11%	2,126	19%
Home equities	968	7%	1,209	11%
Consumer	42	0%	28	0%
Unallocated	2,018	15%	789	7%

Total allowance for loan and lease losses	$13,542	100%	$11,103	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2013, the unallocated allowance amount represented 15% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of September 30, 2013 were $725.5 million compared to $701.1 million at December 31, 2012, an increase of $24.4 million or 3.48%. During the first nine months of 2013, decreases in savings accounts were offset by increases in interest bearing demand, non-interest bearing demand, and certificate of deposit accounts.

Brokered certificates of deposits totaled $33.9 million at September 30, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 7 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

Despite the increased competitive pressures to build deposits in light of the current economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets.

The following table presents the deposit balances by major category as of September 30, 2013, and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing	$128,299	18%	$117,474	17%
Interest bearing demand	257,390	35%	239,592	34%
Savings	92,043	13%	89,364	13%
Time, $100,000 or greater	198,141	27%	199,388	28%
Time, less than $100,000	49,650	7%	55,234	8%

Total	$725,523	100%	$701,052	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields as of September 30, 2013, and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Yield	Amount	Yield
Interest bearing demand	$110,311	0.24%	$80,337	0.30%
Savings	92,351	0.28%	89,789	0.44%
Money market accounts	128,997	0.17%	123,005	0.30%
Certificates of deposit	248,825	1.07%	285,574	1.29%

Interest bearing deposits	580,484	0.59%	578,705	0.81%
Noninterest bearing deposits	117,830		115,091

Average total deposits	$698,314		$693,796

Average other borrowings	$145,614	0.11%	$140,085	0.38%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2013:

Deposit Maturity Schedule

(Dollars in thousands)	September 30, 2013
Maturing in:
Three months or less	$34,312
Three through six months	32,300
Six through twelve months	40,306
Over twelve months	91,223

Total	$198,141

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At September 30, 2013 and December 31, 2012, the Company’s CDARS and ICS balances totaled $54.7 million and $43.4 million, respectively. Of these totals, at September 30, 2013 and December 31, 2012, $15.7 million and $11.7 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

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

BORROWINGS

At September 30, 2013, the Bank had term debt outstanding with a carrying value of $75 million compared to $125 million December 31, 2012. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. The FHLB advance has a floating contractual interest rate of .25% with maturity in 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at September 30, 2013 was 3.57%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at September 30, 2013 was 1.83%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3% of total deposits at September 30, 2013 and 3% at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $112.5 million as of September 30, 2013; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $22.8 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $35.0 million at September 30, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. The Holding Company receives cash flows related the note receivable from the sale of the former mortgage subsidiary. Substantially all of the Holding Company’s revenues are obtained from dividends declared and paid by the Bank. The Bank paid $9.3 million in dividends to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Holding Company during the nine months ended September 30, 2013. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2013, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $5.1 million for the three months ended September 30, 2013. The material differences between cash provided by operating activities and net income consisted of non-cash items including a $2.8 million provision for loan and lease losses, $746 thousand in depreciation, and $200 thousand in provision for unfunded commitments.

Net cash of $47.0 million provided by investing activities consisted principally of $77.8 million in proceeds from sale of investment securities, $9.1 million in proceeds from maturities and payments from available-for-sale investment securities, and $67.7 in net principal repayments of loans, partially offset by $106.4 million in purchases of available-for-sale securities, and $3.3 million in purchases of held-to-maturity securities.

Net cash of $48.1 million used in financing activities consisted principally of net $50 million repayment of term debt, $6.8 million in decrease in certificates of deposits, $13.1 million decrease in securities sold under agreement to repurchase, and $7.8 million in purchases of common stock, partially offset by a $31.3 million increase in demand and savings accounts.

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

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis. The regulators of the Bank measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on our Consolidated Balance Sheets and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of September 30, 2013.

As of September 30, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and the Bank’s capital amounts and ratios as of September 30, 2013, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$121,897	12.80%	n/a	4.0%
Tier 1 Risk-Based	$121,897	15.66%	n/a	4.0%
Total Risk-Based	$131,683	16.92%	n/a	8.0%
The Bank
Leverage	$117,807	12.42%	5.0%	4.0%
Tier 1 Risk-Based	$117,807	15.19%	6.0%	4.0%
Total Risk-Based	$127,555	16.45%	10.0%	8.0%

Total shareholders’ equity at September 30, 2013 was $102.8 million, compared to shareholder’s equity of $110.3 million reported at December 31, 2012. During the nine months ended September 30, 2013, decreases in shareholders’ equity from common stock repurchases, unrealized losses on available for sale securities, common and preferred cash dividends, were partially offset by earnings.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for subsequent dividend periods was based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rates could vary from 1% per annum to 5% per annum for the second through ninth dividend periods ending September 30, 2013. The dividend rate for the tenth dividend period through the 18th period ending December 31, 2015 is fixed at 1% per annum If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of September 30, 2013 was 1%.

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

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 17,827 and 1,000,000 common shares during the three and nine months ended September 30, 2013, respectively. The Company purchased the full amount of shares authorized under the plan as of September 30, 2013. The shares were retired subsequent to purchase.

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 513,668 common shares during the three months ended September 30, 2013. The shares were retired subsequent to purchase.

Total common shares repurchased for the three and nine months ended September 30, 2013under the both the plan announced February 7, 2012 and the plan announced January 16, 2013 were 531,495 and 1,513,668, respectively.

During the nine months ended September 30, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter plus an additional one-time special cash dividend of $0.02. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2013 and 2012.

Cash Dividends and Payout Ratios per Common Share

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Dividends declared per common share	$0.03	$0.03	$0.11	$0.09
Dividend payout ratio	42%	33%	29%	28%

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

Our most recent interest rate risk models indicate that a +400 basis point rate shock will result in a decrease in net interest income of $6.7 million or 14% over the next twelve months, compared to a decrease of $3.1 million or -9% reported at December 31, 2012. However, the current projected changes in net interest income remain well within policy risk limits of -28%.

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

Accordingly, the Company’s assessment of market risk as of September 30, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September30, 2013, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the third quarter of 2013 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	The following table provides information about repurchases of common stock by the Company during three months ended September 30, 2013:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/13 – 7/31/13	17,827	$4.97	17,827	0
8/1/13 – 8/31/13	125,000	$5.22	125,000	875,000
9/1/13 – 9/30/13	388,668	$5.55	388,668	486,332

Total for quarter	531,495	$5.45	531,495

(1)	Common shares repurchased by the Company during the quarter consisted of 531,495 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plans described in (2) below.
(2)	On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares were retired subsequent to purchases The Company purchased the full amount of shares authorized under the plan as of September 30, 2013.

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. The shares will be retired subsequent to purchases

Item 3. Defaults Upon Senior Securities

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

BANK OF COMMERCE HOLDINGS (Registrant)

Date: November 8, 2013	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Financial Officer