Form 10-K
period 2013-12-31
Bank of Commerce Holdings
filed 2014-03-11
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of the last day of the second fiscal quarter of 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $69,995,510 based on the closing sale price of $5.04 as reported on the NASDAQ Global Market as of June 30, 2013.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of February 28, 2014 was 13,988,077.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2014 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations.

•	The duration of current financial and economic volatility and decline and actions taken by the United States Congress and governmental agencies, including the United States Department of the Treasury (the “Treasury”), to deal with challenges to the United States financial system;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;

•	Inflation, interest rate, market and monetary fluctuations, the risks presented by a continued economic recession, which could adversely affect credit quality, collateral values, investment values and liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Our concentration in real estate lending;

•	Risks related to our relationship with Bank of Commerce Mortgage;

•	Regulatory changes in capital requirements;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the level of our nonperforming assets and charge offs;

•	Oversupply of inventory and continued deterioration in values of real estate in California and the United States generally, both residential and commercial;

•	Changes in securities markets, public debt markets and other capital markets;

•	Possible other-than-temporary impairments of securities held by us;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of customers to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes could expose us to new risks, including potential systems failures or fraud;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (FASB) or other accounting standards setters;

•	Ability to attract deposits and other sources of liquidity at acceptable costs;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;

•	Geopolitical conditions, including acts or threats of war or terrorism, actions taken by the United States or other governments in response to acts or threats of war or terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

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

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties discussed in “RISK FACTORS” and in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

Item 1 - Business

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (BHC) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce, which until March 1, 2014 was known as Roseville Bank of Commerce, a division of Redding Bank of Commerce). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II , which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. We provide a wide range of financial services and products for business and consumer banking traditionally offered by banks of similar size in California.

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

Utilize the Strength of Our Management Team. We believe the experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. Our Senior Leadership Committee establishes short and long term strategies, operating plans and performance measures, and reviews our performance on a monthly basis. Our Loan Committee recommends corporate credit practices and limits, including industry concentration limits and approval requirements and exceptions. Our Information Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process. Our Asset/Liability Management Committee (“ALCO”) establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts. Our SOX 404 Compliance Team has documented and evaluated the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Leverage Our Existing Foundation for Additional Growth. Based on certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios.

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

General

Parent Bank Holding Company. As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”). The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a listed Company on the NASDAQ Global Market, the Parent is subject to the rules of the NASDAQ for listed companies.

Subsidiary Bank. The Company’s subsidiary bank is subject to regulations and examinations primarily by the Federal Deposit Insurance Corporation (FDIC) and by the California Department of Business Oversight (CDBO).

Parent Holding Company Activities

Because the Holding Company’s primary subsidiary is a bank, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, the Company may be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. The Company’s current CRA rating is “satisfactory”.

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

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Principal Markets

The Company operates in two distinct markets. Redding Bank of Commerce (“Bank”) has historically been a leading independent commercial bank in Redding, California, and Shasta County, California. This market has expanded since the bank opened, but is still relatively small when compared to the greater Sacramento market which is the location of the newly re-branded Sacramento Bank of Commerce, a division of Redding Bank of Commerce (formerly Roseville Bank of Commerce, a division of Redding Bank of Commerce). Management believes that these two markets complement each other, with the Redding market providing the stability and the greater Sacramento market providing growth opportunities.

Principal Products and Services

The Bank provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as free checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, safe deposit boxes, collection services, and electronic banking activities. The Bank currently does not offer trust services or international banking services.

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

The principal factors affecting the Bank’s risk of loss from commercial lending include each borrower’s ability to manage its business affairs and cash flows, local and general economic conditions, and real estate values in the Bank’s market areas. The Bank manages risk through its underwriting criteria, which includes strategies to match the borrower’s cash flow to loan repayment terms, and periodic evaluations of the borrower’s operations. The Bank’s evaluations of its borrowers are facilitated by management’s knowledge of local market conditions and periodic reviews by an outside consultant of the credit administration policies of the Bank.

The real estate construction loan portfolio of the Bank consists of a mix of commercial and residential construction loans, which are principally secured by the underlying projects. The real estate construction loans of the Bank are predominately made for projects which are intended to be owner occupied. The Bank also makes real estate construction loans for speculative projects. The principal sources of repayment of the Bank’s construction loans are the sale of the underlying collateral or permanent financing provided by the Bank or another lending source.

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

Government Supervision and Regulation

Supervision and Regulation

The following discussion provides an overview of certain elements of the extensive regulatory framework applicable to the Holding Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds, and the banking system as a whole, and not for the protection of shareholders. Due to the breadth and growth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change (or interpretation) by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, could have a material effect on our business or operations. In light of the 2008 financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed. The full extent to which these changes will impact our business is not yet known. However, our continued efforts to monitor and comply with new regulatory requirements add to the complexity and cost of our business.

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

Federal and State Regulation of the Bank

General. The deposits of the Bank, a California chartered commercial bank, are insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the CDBO and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

State Law Restrictions. California state-chartered banks are subject to various requirements relating to operations and administration (including the maintenance of branch offices and automated teller machines), capital and reserve requirements, deposit taking, shareholder rights and duties, and investment and lending activities.

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

Dividends

The principal source of the Holding Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the CDBO (“Commissioner”) in an amount not exceeding the greater of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year. Basel III (discussed below) introduces additional limitations on banks’ ability to issue dividends by imposing a capital conservation buffer requirement.

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

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 4%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

As of December 31, 2013, the capital ratios of the Holding Company and the Bank were as follows:

	December 31, 2013
	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Company
Leverage	$120,661	12.80%	n/a	4.00%
Tier 1 Risk-Based	120,661	15.94%	n/a	4.00%
Total Risk-Based	130,191	17.20%	n/a	8.00%
Redding Bank of Commerce
Leverage	$117,354	12.49%	5.00%	4.00%
Tier 1 Risk-Based	117,354	15.56%	6.00%	4.00%
Total Risk-Based	126,850	16.82%	10.00%	8.00%

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

Basel III. Basel III updates and revises significantly the current international bank capital accords (so-called “Basel I” and “Basel II”). Basel III is intended to be implemented by participating countries for large, internationally active banks. However, standards consistent with Basel III will be formally implemented in the United States through a series of regulations, some of which may apply to other banks. In addition to the standards agreed to by the Basel III Committee, the U.S. implementing rules also incorporate certain provisions of the Dodd-Frank Act. Among other things, Basel III:

•	Creates “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition;

•	Establishes a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and adds a 2.5 percent capital conversation buffer;

•	Increases the required Tier 1 Capital risk-based ratio to 6.0 percent and the required total capital risk-based ratio to 8.0 percent;

•	Increases the required leverage ratio to 4.0 percent; and

•	Allows for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institutions holding companies with less than $15 billion in total assets as of year-end 2009, subject to a limit of 25 percent of Tier 1 capital.

The full impact of the Basel III rules cannot be determined at this time as many regulations are still being written and the implementation of currently released regulations for banks not subject to the advanced approach rule, such as the Holding Company and the Bank, will not begin until January 1, 2015. Certain aspects of Basel III will be phased in over a period of time after January 1, 2015.

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

Anti-terrorism

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”)brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

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

The Dodd-Frank Act

As a result of the financial crises, on July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. The full impact of the Dodd-Frank Act may not be known for years. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Bureau of Consumer Financial Protection (“CFPB”). The CFPB has broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws applicable to banks and thrifts with greater than $10 billion in assets. Smaller institutions are subject to certain rules promulgated by the CFPB but will continue to be examined and supervised by their federal banking regulators for compliance purposes. The CFPB has issued numerous regulations amending the Truth in Lending Act that will increase the compliance burden of the Bank.

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

Employees

As of December 31, 2013, the Company employed 145 full-time equivalent employees. Of these employees, 34 were employed in our Sacramento market, 111 were in the Redding market.

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

Item 1a - Risk Factors

Our business is subject to various economic risks that could adversely impact our results of operations and financial condition.

We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. There can be no assurance that the recent economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will continue to recover or stabilize, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. There is continued unemployment nationwide and in the markets we serve which may remain elevated for the foreseeable future. A sluggish recovery in real estate values, continued high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

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

As economic and market conditions become stabilized, we generally expect a relatively lower level of losses relating to our nonperforming assets. We generally do not record interest income on nonperforming loans or Other Real Estate Owned (“OREO”), thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and consequently may impact the capital levels our regulators believe are appropriate.

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

A substantial portion of the Bank’s lending is tied to real estate. As of December 31, 2013, approximately 70% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 3% of the portfolio consisted of construction loans, 48% in commercial real estate, 11% related to residential mortgage loans (including our Individual Tax Identification Number (ITIN) portfolio) and 8% consisted of 1-4 family home equity lines of credit.

As a result of continued levels of commercial and consumer delinquencies and slowing recovery in real estate values, we have experienced elevated levels of net charge offs. A large percentage of our loan portfolio is secured by commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on and repaid from the cash flow of the borrower which may be unpredictable and secondarily on the underlying collateral provided by the borrower. Any decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Any increases in net charge offs and in the ALLL, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Monitoring and servicing our ITIN residential mortgage loans could prove more costly and time consuming than previously modeled.

In April 2009, we completed a loan “swap” transaction, whereby we exchanged, without recourse, certain nonperforming assets and cash in exchange for a pool of performing ITIN loans with an outstanding balance of approximately $80.4 million. These loans are residential mortgage loans made to United States residents without a social security number and are geographically dispersed throughout the United States. The ITIN portfolio is serviced through a third party. The continuing challenging economic environment in the United States may cause us to suffer higher default rates on our ITIN loans, resulting in impairment of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which would adversely affect our noninterest expense. As of December 31, 2013, the outstanding balance of the ITIN loan pool was $56.1 million.

The former mortgage subsidiary’s ability to repay its note to the Bank is dependent on its ability to sustain its business.

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

The purchaser’s ability to repay the promissory note is tied directly to its ability to sustain its business. A decrease in business for the Mortgage Company could result in an inability of the Mortgage Company to repay the promissory note which would have an adverse impact on our results of operations and financial condition. Furthermore, should the Mortgage Company become unable to execute on their take-out commitments, the holding period for the Bank could be longer than the usual seven to thirty day period. Accordingly, the Bank could be subject to increased credit risk, interest rate risk, and liquidity risk. In addition, the slower turn times in selling the mortgage loans could potentially affect the mortgage company’s cash flows and negatively impact the Mortgage Company’s ability to repay the promissory note.

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

Mortgage Banking Interest Rate and Market Risk

Changes in interest rates greatly affect the mortgage banking business. The Bank is indirectly affected by these changes through the early purchase loan program conducted with its discontinued mortgage banking subsidiary. Mortgage loans generated through the Bank’s mortgage loan early purchase program with the former mortgage subsidiary subjects the Company to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, the Company reduces unwanted credit and liquidity risks by selling all of the long-term fixed-rate mortgage loans and adjustable rate mortgages purchased through this program.

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

We have equity holdings consisting of shares of FHLB stock which are recorded in other assets. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2013, we did not recognize an impairment charge related to our FHLB stock holdings; however, potential negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, preferred stock dividends for the SBLF program are fixed at the current rate of 1% through January 2016.

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreased as the level of the Bank’s QSBL increased. Depending on our financial condition at the time, this increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares.

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

In that regard, sweeping financial regulatory reform legislation the Dodd-Frank Wall Street Reform Act and Consumer Protection Act (“Dodd-Frank Act”) was enacted in July 2010. Among other provisions, the legislation (i) created a new Bureau of Consumer Financial Protection with broad powers to regulate consumer financial products such as credit cards and mortgages, (ii) created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, (iii) will lead to new capital requirements from federal banking agencies, (iv) places new limits on electronic debit card interchange fees, and (v) requires the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.

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

We expect volatility in the amount of deposit assessments and corresponding FDIC premiums in the future. As the large number of bank failures depleted the Deposit Insurance Fund during the prior three years, the FDIC continues to revise risk-based deposit insurance assessments as necessary. The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. As a result, the deposit insurance assessments to be paid by the Company could increase as a result.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

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

In addition, our common stock is traded on the NASDAQ Global Market under the trading symbol “BOCH,” but there has historically been low trading volumes in our common stock. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

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

Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect its market price. Our Articles of Incorporation authorize 50,000,000 shares of which 13,977,005 shares were outstanding as of December 31, 2013. There are 269,437 shares subject to common stock options outstanding with a weighted average exercise price of $6.22 per share. Any future issuances of shares of our common stock will be dilutive to existing shareholders.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.

At December 31, 2013, our subsidiary trusts had outstanding $15.5 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

On September 28, 2011, the Company issued and sold 20,000 shares of Series B Preferred Stock to the Treasury pursuant to the Treasury’s SBLF program. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate is based upon the initial level of QSBL by the Bank and is fixed at the current rate of 1% through January 2016.

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreased as the level of the Bank’s QSBL increased. Depending on our financial condition at the time, this increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares.

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

In addition since we are a holding company with no significant assets other than the Bank, we have no material source of income other than dividends received from the Bank. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.

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

At December 31, 2013, time certificates of deposit in excess of $250,000 represented approximately 8% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows.

Item 1b - Unresolved Staff Comments

None to report.

Item 2 - Properties

The Company’s principal administrative offices consist of approximately 12,000 square feet of space on property adjacent to the main office at 1901 Churn Creek Road, Redding, California. The Bank’s main office is housed in a two-story building with approximately 21,000 square feet of space located at 1951 Churn Creek Road, Redding, California. The Bank owns the buildings and the 1.25 acres of land on which the buildings are situated. The Bank also owns the land and building located at 1177 Placer Street, Redding, California, 96001, in which the Bank uses approximately 11,650 square feet of space for its banking operations. The company leases approximately 4,011 square feet of office space located at 330 Hartnell Avenue, Redding California, the lease agreement expires on August 1, 2018. The Company also leases approximately 3,787 square feet for the location of an additional branch which provides commercial and retail services. This branch is located at 3455 Placer Street, Redding, California. The lease agreement expires on August 21, 2017.

The Company’s Sacramento Bank of Commerce branch is located on the first floor of a three-story building with approximately 13,667 square feet of space located at 1504 Eureka Road, Roseville, California. The Company leases the space pursuant to two triple net leases, 10,488 square feet expiring on January 31, 2023 and 3,179 square feet expiring on January 31, 2023, and month to month thereafter.

Item 3 - Legal Proceedings

The Company is subject to various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions that are both probable and estimable. In the opinion of management the disposition of claims currently pending will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the NASDAQ Global Market. The Company’s common stock is listed under the trading symbol “BOCH.” The following table sets forth the high and low closing sales prices of the Company’s common stock on the NASDAQ Global Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Close	Volume
March 31, 2013	$5.36	$4.51	$5.02	1,673,400
June 30, 2013	$5.17	$4.81	$4.97	987,700
September 30, 2013	$5.75	$4.86	$5.71	1,424,300
December 31, 2013	$5.95	$5.28	$5.71	1,675,000
March 31, 2012	$4.59	$3.40	$4.42	1,895,876
June 30, 2012	$4.50	$3.78	$4.08	829,622
September 30, 2012	$4.60	$4.00	$4.48	898,302
December 31, 2012	$5.24	$4.25	$4.60	951,109

There were approximately 2,401 shareholders of the Company’s common stock as of December 31, 2013, including those held in street name, and the market price on that date was $5.71 per share.

Dividends

Cash dividends of $0.03 were paid on January 10, 2013, April 10, 2013, July 11, 2013, and October 10, 2013, to shareholders of record as of December 31, 2012, March 30, 2013, June 28, 2013, and September 27, 2013, respectively. In addition to the quarterly dividend, for the third quarter of 2013, a special $0.02 per share special cash dividend was also paid on October 10, 2013 to shareholders of record as of September 27, 2013. Cash dividends of $0.03 were also paid on January 12, 2012, April 12, 2012, July 13, 2012, and October 12, 2012, to shareholders of record as of December 31, 2011, March 31, 2012, July 29, 2012, and September 28, 2012, respectively.

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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the CDBO in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010. The following table sets forth the Company’s equity-based compensation plan, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	269,437	$6.22	495,271
Equity compensation plans not approved by security holders	None	None	None

Total	269,437	$6.22	495,271

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

Bank of Commerce Holdings

Five – Year Performance Graph

(1)	Assumes $100 invested on December 31, 2008, in the Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares. On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares. On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares.

Each of the stock repurchase plans in authorized the Company to conduct open market purchases or privately negotiated transactions over a twelve-month period from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. The Company repurchased and subsequently retired the full amount authorized under each plan, 2,000,000 common shares under both plans announced in 2013 and 1,019,490 shares under the plan announced in 2012. As such, the weighted average number of dilutive common shares outstanding decreased by 1,404,165 and 647,481 during the years ended December 31, 2013 and 2012 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/13 – 1/31/13	0	$0	0	1,000,000
2/1/13 – 2/28/13	654,864	$4.91	654,864	345,136
3/1/13 – 3/31/13	8,113	$4.95	8,113	337,023
4/1/13 – 4/30/13	95,486	$5.08	95,486	241,537
5/1/13 – 5/31/13	212,447	$5.05	212,447	29,090
6/1/13 – 6/30/13	11,263	$4.99	11,263	17,827
7/1/13 – 7/31/13	17,827	$4.97	17,827	0
8/1/13 – 8/31/13	125,000	$5.22	125,000	875,000
9/1/13 – 9/30/13	388,668	$5.55	388,668	486,332
10/1/13 – 10/31/13	188,208	$5.71	188,208	298,124
11/1/13 – 11/30/13	297,947	$5.72	297,947	177
12/1/13 – 12/31/13	177	$5.83	177	0

Total	2,000,000	$5.31	2,000,000

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/12 – 1/31/12	0	$0	0	0
2/1/12 – 2/29/12	375,983	$3.99	375,983	643,507
3/1/12 – 3/31/12	110,000	$4.21	110,000	533,507
4/1/12 – 4/30/12	196,955	$4.35	196,955	336,552
5/1/12 – 5/31/12	37,787	$4.06	37,787	298,765
6/1/12 – 6/30/12	5,645	$3.92	5,645	293,120
7/1/12 – 7/31/12	2,123	$4.04	2,123	290,997
8/1/12 – 8/31/12	20,275	$4.28	20,275	270,722
9/1/12 – 9/30/12	121,981	$4.41	121,981	148,741
10/1/12 – 10/31/12	76,554	$4.59	76,554	72,187
11/1/12 – 11/30/12	24,189	$4.47	24,189	47,998
12/1/12 – 12/31/12	47,998	$4.51	47,998	0

Total	1,019,490	$4.22	1,019,490

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2013, have been derived from the Company’s audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto, included elsewhere in this report. Income statement data reflects results derived from continuing operations. Balance sheet data has been adjusted for discontinued operations.

In Thousands (Except Ratios and Per Share Data)	2013	2012	2011	2010	2009
Statements of Income
Interest Income	$37,261	$40,337	$41,631	$42,478	$41,465
Net Interest Income	33,783	35,108	34,155	33,081	28,950
Provision for Loan Losses	2,750	9,400	8,991	12,850	9,475
Noninterest Income	3,542	6,593	3,891	5,986	4,758
Noninterest Expense	22,241	21,632	19,927	18,689	16,138
Total Revenues	40,803	46,930	45,522	48,464	46,223
Net Income Attributable to Bank of Commerce Holdings	$7,935	$7,416	$7,255	$6,220	$6,005
Balance Sheets
Total Assets	$956,342	$979,424	$940,691	$939,133	$813,406
Total Gross Portfolio Loans	597,995	664,051	594,372	608,936	609,151
Allowance for Loan and Lease Losses	14,172	11,103	10,622	12,841	11,207
Total Deposits	746,293	701,052	668,304	648,702	640,464
Total Stockholders’ Equity	$101,787	$110,321	$113,590	$103,727	$68,807
Performance Ratios [1]
Return on Average Assets [2]	0.83%	0.78%	0.79%	0.69%	0.75%
Return on Average Shareholders’ Equity [3]	7.47%	6.66%	6.71%	6.50%	9.01%
Average Equity to Average Assets	11.13%	11.69%	11.76%	10.55%	8.28%
Tier 1 Risk-Based Capital – Holding Company [4]	15.94%	14.52%	15.28%	13.74%	12.06%
Total Risk-Based Capital – Holding Company	17.20%	15.77%	16.53%	15.00%	13.31%
Net Interest Margin [5]	3.86%	3.99%	4.02%	4.03%	3.90%
Average Earning Assets to Total Average Assets	95.00%	95.39%	95.99%	93.41%	91.42%
Nonperforming Assets to Total Assets [6]	3.23%	4.25%	2.68%	2.43%	1.92%
Net Charge Offs to Average Loans	(0.13)%	1.48%	1.85%	1.84%	1.14%
Allowance for Loan and Lease Losses to Total Portfolio Loans	2.37%	1.67%	1.82%	2.14%	1.86%
Nonperforming Loans to Allowance for Loan and Lease Losses	210.25%	347.40%	202.53%	159.73%	113.50%
Efficiency Ratio [7]	59.59%	51.87%	52.38%	47.83%	47.88%
Share Data
Average Common Shares Outstanding – basic	14,940	16,344	16,991	14,951	8,711
Average Common Shares Outstanding – diluted	14,964	16,344	16,991	14,951	8,711
Book Value Per Common Share	$5.86	$5.66	$5.33	$4.97	$5.72
Basic earnings per share attributable to continuing operations	$0.52	$0.41	$0.34	$0.30	$0.55
Basic earnings (loss) per share attributable to discontinued operations	$0.00	$(0.01)	$0.03	$0.05	$0.03
Diluted earnings per share attributable to continuing operations	$0.52	$0.41	$0.34	$0.30	$0.55
Diluted earnings (loss) per share attributable to discontinued operations	$0.00	$(0.01)	$0.03	$0.05	$0.03
Cash Dividends Per Common Share	$0.14	$0.12	$0.12	$0.18	$0.24

[1]	Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
[2]	Return on average assets is net income divided by average total assets.
[3]	Return on average equity is net income divided by average shareholders’ equity.
[4]	Regulatory capital ratios are defined in detail under the caption Capital Resources, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this document.
[5]	Net interest margin equals net interest income on a tax equivalent basis, divided by average interest earning assets. Net interest margins for prior years have been adjusted to reflect certain reclassifications resulting from the reporting of discontinued operations.
[6]	Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure.
[7]	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and noninterest income. The efficiency ratio measures how the Company spends in order to generate each dollar of net revenue. The ratio is presented based on results from continuing operations.

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of financial condition as of December 31, 2013, and 2012, and results of operations for each of the years in the three-year period ended December 31, 2013 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. The Company’s results discussed in this section reflect continued operations unless otherwise noted.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Overview

Significant items for the year ended December 31, 2013 were as follows:

Operations

•	Total consolidated assets were $951.6 million as of December 31, 2013, compared to $979.6 million as of December 31, 2012. Increases in demand deposits and decreases in commercial loan balances funded repayment of FHLB borrowings and purchases of securities.

•	Total deposits increased 6% or $45.2 million to $746.3 million compared to the year ended December 31, 2012. Non maturing core deposits increased $45.2 million or 11% year over year.

Capital

•	Purchased the full amount of common shares authorized under two separate common stock repurchase plans and subsequently retired 2.0 million in common stock shares at a weighted average cost of $5.31 per share.

•	Paid preferred stock dividends of $200 thousand compared to $880 thousand during the same period in 2012.

•	Declared cash dividends of $0.03 per share for each quarter in 2013. In addition to the Company’s quarterly cash dividend, during the third quarter of 2013, the Company declared a special cash dividend of $0.02 per share.

Financial Performance

•	Diluted Earnings Per Share (EPS) attributable to continuing operations of $0.52 compares to $0.41 diluted EPS attributable to continuing operations for the prior year. Diluted EPS attributable to discontinued operations of $0.00 compares to $(0.01) reported for the same period a year ago. The increase in net earnings per diluted common share from continuing operations was mainly attributed to decreases in provision expense and decreased shares outstanding as a result of the stock repurchase programs.

•	Net interest margins have decreased slightly over the reporting period. Net interest margin, on a tax equivalent basis, was 3.86% at December 31, 2013 compared to 3.99% at December 31, 2012. Decreased yields on earning assets were partially offset by decreased interest expense associated with deposits and borrowings.

•	We recorded gains of $1.0 million on the sale of investment securities during the year ended December 31, 2013, compared to gains of $3.8 million for the year ended December 31, 2012.

Credit Quality

•	Nonperforming assets decreased to $30.7 million, or 3.23% of total assets, as of December 31, 2013, compared to $41.6 million, or 4.25% of total assets as of December 31, 2012. Nonperforming loans decreased $9.2 million to $29.7 million, or 4.98% of total loans, as of December 31, 2013, compared to $38.6 million, or 5.81% of total loans as of December 31, 2012. Nonaccrual loans have been written-down to their estimated net realizable values.

•	Net recoveries were $319 thousand or (0.13) % of average loans during 2013, as compared to net charge offs of $8.9 million or 1.48% of average loans during 2012.

•	Provision for loan losses during 2013 were $2.8 million, a decrease of $6.6 million compared to 2012. During 2013 provision expense to net charge offs was (345.48) % compared to 105.39% during 2012.

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

It is our vision of the Company to remain independent, expanding our presence through internal growth and the addition of strategically important full service and focused service locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. We believe we distinguish ourselves from the competition by a commitment to efficient delivery of products and services in our target markets – to businesses and professionals, while maintaining personal relationships with mutual loyalty.

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

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer (CEO) and four Board Committees:

•	Loan Committee reviews credit risks and the adequacy of the ALLL.

•	ALCO reviews liquidity and market risks.

•	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities.

•	Nominating and Corporate Governance Committee evaluates corporate governance structure, charters, committee performance and acts in best interests of the corporation and its shareholders with regard to the appointment of director nominees.

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

Senior Leadership Committees

To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through four Senior Leadership committees comprised of members of management.

•	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.

•	The Information Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process.

•	The ALCO establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts.

•	The SOX 404 Compliance Committee has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Liquidity Risk Management

Liquidity Risk

Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. ALCO is responsible for establishing our liquidity policy and the treasury department is responsible for planning and executing the funding activities and strategies.

Sources of liquid assets consist of the repayments and maturities of loans, selling of loans, short-term money market investments, and cash flows from principal repayment and maturities of held-to-maturity investments, and principal repayment maturities and sales of available-for-sale securities. Increased liquidity from net loan repayments and increased deposits, were completely offset by pay downs of FHLB advances. Increases in available-for-sale security balances were responsible for the major use of liquidity. The weighted-average life of the available-for-sale security portfolio is 6.0 years.

Liquidity is generated from liabilities through deposit growth and FHLB borrowings. We emphasize preserving and maximizing customer deposits and other customer-based funding sources. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

We have available correspondent banking lines of credit through correspondent relationships totaling approximately $35.0 million and available secured borrowing lines of approximately $103.3 million with the FHLB. We have available lines of credit with the Federal Reserve Bank (FRB), totaling $18.6 million subject to certain collateral requirements. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided through cash flows generated through our operations.

Our liquid assets (cash, amounts due from banks, interest bearing deposits held at other banks, and available-for-sale securities) totaled $275.2 million or 29% of total assets at December 31, 2013 and $242.4 million or 25% of total assets at December 31, 2012, and $250.8 million or 27% of total assets at December 31, 2011.

The Holding Company received $12.2 million in dividends from the Bank in 2013. Although the Holding Company expects to receive dividends from the Bank in the foreseeable future, there are restrictions on the Bank’s ability to pay dividends. See Item 1A Risk Factors and Note 23 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. We expect that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2014.

Other Borrowings

We actively use FHLB advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2013, the Company had one adjustable rate advance maturing in less than one year that floated to three month London Interbank Offered Rate (LIBOR) plus an applicable spread. The advance did not contain call or put features. As of December 31, 2013, the Company had $75.0 million in FHLB advances outstanding compared to $125.0 million at December 31, 2012 and $109.0 million at December 31, 2011.

(Dollars in thousands)	2013	2012	2011
Securities sold under agreements to repurchase with weighted average interest rates of 0.00%, 0.15% and 0.19% at December 31, 2013, 2012 and 2011, respectively	$0	$13,095	$13,779
Federal Home Loan Bank borrowings with weighted average interest rates of 0.23%, 0.39% and 0.39% at December 31, 2013, 2012 and 2011, respectively	75,000	125,000	109,000

Total Other Borrowings	$75,000	$138,095	$122,779

(Dollars in thousands)	2013	2012	2011
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$15,625	$16,295	$16,688
Average balance during the year	5,780	14,246	14,805
Weighted average interest rate during year	0.10%	0.17%	0.29%
Federal Home Loan Bank borrowings:
Maximum outstanding at any month end	$135,000	$125,000	$141,000
Average Balance during the year	109,679	110,372	115,468
Weighted average interest rate during year	(0.24)%	0.08%	0.50%

The decrease in weighted average interest rate for FHLB borrowings for the year ended December 31, 2013 was primarily driven by lower rates charged for FHLB borrowings and $600 thousand in gains reclassified from OCI and netted with FHLB interest expense, compared to $500 thousand in reclassified gains during the same period a year ago. The reclassification of OCI is associated with a forward starting interest rate swap agreement executed as part of the Company’s interest rate risk hedging strategy. The additional gains reclassified in year ended December 31, 2013 and 2012 resulted in 55 and 45 basis point declines in FHLB borrowing expense yields, respectively.

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

Concentrations of credit risk

The Company purchases from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. In addition, the Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 70% and 65% of the Company’s gross loan portfolio at December 31, 2013 and December 31, 2012, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to other depository institutions in aggregate or to any single correspondent, the Bank has established general standards for selecting correspondent banks as well as internal limits for allowable exposure to other depository institutions in aggregate or to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

Allowance for loan and lease losses

The ALLL represents management’s best estimate of probable losses in the loan portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the allowance for credit losses are reported in the Consolidated Statements of Operations in the line item provision for loan losses.

We perform periodic and systematic detailed evaluations of our lending portfolio to identify and estimate the inherent risks and assess the overall collectability. We evaluate general conditions such as the portfolio composition, size and maturities of various segmented portions of the portfolio such as secured, unsecured, construction, and Small Business Administration. We also evaluate concentrations of borrowers, industries, geographical sectors, loan product, loan classes and collateral types, volume and trends of loan delinquencies and nonaccrual; criticized and classified assets and trends in the aggregate in significant credits identified as watch list items.

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

We face market risk through interest rate volatility. Net interest income, or margin risk, is measured based on rate shocks over different time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in the planning and budgeting model. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO.

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

If the Company intends to sell the security or if it more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the entire amount of other than temporary impairment (OTTI) is recognized in earnings.

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

The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in OCI. Significant judgment is required in the determination of whether OTTI has occurred for an investment. The Company follows a consistent and systematic process for determining OTTI loss. The Company has designated the ALCO responsible for the other-than-temporary evaluation process.

The ALCO’s assessment of whether OTTI loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook.

Allowance for Loan Losses

ALLL is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management continuously monitors delinquent loans and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

All of the Company’s outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values or cash flows of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated OCI. Amounts in accumulated OCI are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Types of derivative transactions currently recorded by the Company as of December 31, 2013:

•	Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when gains or losses are realized on the hedged item. At December 31, 2013, the Company maintained a notional amount of $75.0 million in interest rate swap agreements which were in an aggregate unrealized loss position of $2.9 million.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, derivatives, and loans held-for-sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, and Other Real Estate Owned (“OREO”). These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the five years ended December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and related notes.

Overview

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income from continuing operations was $7.9 million during the year ended December 31, 2013 compared to $7.6 million during the year ended December 31, 2012. Decreases in interest and fees on loans, and decreased gains on sales of investment securities, were substantially offset by decreased provisions for loan losses and decreased funding costs, compared to the same period a year ago.

Net income attributable to Bank of Commerce Holdings increased $519 thousand to $7.9 million for the year ended December 31, 2013 compared with $7.4 million for the year ended December 31, 2012. During the year ended December 31, 2012, Bank of Commerce Holdings recognized a $144 thousand loss on discontinued operations relating to the disposition of our interest in our mortgage subsidiary, compared to $0 in the current period.

Net income available to common shareholders increased to $7.7 million for the year ended December 31, 2013, compared to $6.5 million for the year ended December 31, 2012. The increase was primarily attributable to a $680 thousand decrease in preferred stock dividends payable to the U.S. Treasury pursuant to the SBLF program as a result of increased qualified lending.

Diluted EPS from continuing operations and discontinued operations were $0.52 and $0.00 for the year ended December 31, 2013 compared with $0.41 and $(0.01) for the same period a year ago, respectively. The increase in diluted EPS compared to the same period a year ago, primarily resulted from a combination of decreased preferred stock cash dividends and decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share for all four quarters in 2013, however a special additional cash dividend of $0.02 per share was declared during the third quarter. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

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

Return on Average Assets, Average Total Equity and Common Shareholders’ Equity

The following table presents the returns on average assets, average total equity and average common shareholders’ equity for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document. Our return on average common shareholders’ equity is positively impacted in the year ended December 31, 2013 as the result of decreased preferred stock dividends and lower average common shareholder equity. To the extent this performance metric is used to compare our performance with other financial institutions we believe it beneficial to also consider the return on average tangible common shareholders’ equity. The return on average tangible common shareholders’ equity is calculated by dividing net earnings available to common shareholders by average shareholders’ common equity less average goodwill and intangible assets.

	2013	2012	2011	2010	2009
Returns on average assets:
Income available to common shareholders	0.81%	0.69%	0.69%	0.58%	0.63%
Net income attributable to Bank of Commerce Holdings	0.83%	0.78%	0.79%	0.69%	0.75%
Returns on average total equity:
Income available to common shareholders	7.28%	5.87%	5.84%	5.52%	7.60%
Net income attributable to Bank of Commerce Holdings	7.47%	6.66%	6.71%	6.50%	9.01%
Return on average common shareholders’ equity:
Income available to common shareholders	8.97%	7.16%	7.16%	6.69%	10.12%
Net income attributable to Bank of Commerce Holdings	9.20%	8.12%	8.23%	7.88%	12.00%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the year ended December 31, 2013 was $33.8 million compared to $35.1 million during the same period a year ago.

Interest income for the year ended December 31, 2013 was $37.3 million, a decrease of $3.1 million or 8% compared to the same period a year ago. The decrease in interest income was primarily driven by decreased volume and rates in the loan portfolio and decreased rates in the investment securities portfolio, partially offset by increased investment securities volume. Average loans decreased $53.0 million including a decrease in average nonaccruing loans of $9.5 million at December 31, 2013 compared to the year ended December 31, 2012. The decrease in average loans is primarily attributed to the $65.1 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary used to fund 1-4 family mortgage loan originations. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume.

Interest income recognized from the investment securities portfolio increased $225 thousand during the year ended December 31, 2013 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased volume, partially offset by decreased yields. Average securities balances and weighted average tax equivalent yields at December 31, 2013 and 2012 were $250.3 million and 3.22% compared to $217.3 million and 3.55%, respectively.

Interest expense during 2013 was $3.5 million a decrease of $1.7 million or 33% compared to 2012. During 2013, the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense for the year ended December 31, 2013 was primarily driven by $600 thousand in gains reclassified from OCI and netted with FHLB interest expense, compared to $500 in reclassified gains during the same period a year ago. The reclassification of OCI is associated with a forward starting interest rate swap agreement executed as part of the Company’s interest rate risk hedging strategy. The additional gains reclassified in the year ended December 31, 2013 and 2012 resulted in 55 and 45 basis point declines in FHLB borrowing expense yields, respectively. See Note 19 Derivatives in the Notes to Consolidated Financial Statements in this document for further detail on the OCI re-class.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.86% for the year ended December 31, 2013, a decrease of 13 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 32 basis point decline in yield on average earning assets, partially offset by a 19 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will continue to present significant challenges. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2013, 2012 and 2011:

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Years Ended December 31,
(Dollars in thousands)	2013			2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets
Portfolio loans[1]	$612,819	$29,918	4.88%	$642,200	$33,148	5.16%	$626,275	$35,084	5.60%
Tax-exempt securities[2]	92,854	3,838	4.13%	81,714	3,528	4.32%	52,467	2,962	5.65%
US government securities	3,015	123	4.08%	209	5	2.39%	19,182	431	2.25%
Mortgage backed securities	66,426	1,578	2.38%	61,434	1,610	2.62%	67,052	1,692	2.52%
Other securities	88,045	2,508	2.85%	73,972	2,580	3.49%	44,664	1,635	3.66%
Interest bearing due from banks	43,397	524	1.21%	48,712	595	1.22%	64,399	775	1.20%
Federal funds sold	0	0	0%	0	0	0.00%	0	0	0.00%

Average Earning Assets	$906,556	$38,489	4.25%	$908,241	$41,466	4.57%	$874,039	$42,579	4.87%
Cash & due from banks	10,570			10,125			2,251
Bank premises	10,338			9,567			9,489
Other assets	26,838			24,249			21,421

Average Total Assets	$954,302			$952,182			$907,200

Interest Bearing Liabilities
Interest bearing demand	$244,125	$485	0.20%	$203,342	$610	0.30%	$157,696	$787	0.50%
Savings deposits	92,502	254	0.27%	89,789	394	0.44%	91,876	792	0.86%
Certificates of deposit	249,500	2,625	1.05%	285,574	3,697	1.29%	296,381	4,912	1.66%
Repurchase agreements	5780	6	0.10%	14,246	24	0.17%	14,805	43	0.29%
Other borrowings	125,144	108	0.09%	125,839	504	0.40%	130,933	942	0.72%

Average Interest Liabilities	$717,051	$3,478	0.49%	$718,790	$5,229	0.73%	$691,691	$7,476	1.08%
Noninterest bearing demand	126,017			115,091			100,722
Other liabilities	5,041			7,033			6,679
Shareholders’ equity	106,193			111,268			108,108

Average Liabilities and Shareholders’ Equity	$954,302			$952,182			$907,200

Net Interest Income and Net Interest Margin		$35,011	3.86%		$36,237	3.99%		$35,103	4.02%

Interest income on loans includes fee expense of approximately $274 thousand, $155 thousand, and $136 thousand for the years ended December 31, 2013, 2012 and 2011 respectively.

[1]	Average nonaccrual loans of $35.8 million, $26.2 million and $18.7 million, and average loans held-for-sale of $0, $41.1 million and $19.1 million for the years ended 2013, 2012, and 2011 are included respectively.
[2]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate. The amount of such adjustments was an addition to recorded income of approximately $1,228, $1,129 and $948 for the years ended 2013, 2012 and 2011, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2013 compared to 2012 and 2012 compared to 2011. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	Years ended December 31,
(Dollars in thousands)	2013 over 2012			2012 over 2011
	Variance due to Average Volume	Variance due to Average Rate	Total	Variance due to Average Volume	Variance due to Average Rate	Total
(Decrease) Increase
In Interest Income:
Portfolio loans	$(1,434)	$(1,796)	$(3,230)	$1,096	$(3,032)	$(1,936)
Tax-exempt securities[1]	460	(150)	310	1,684	(1,118)	566
US government securities	114	4	118	(399)	(27)	(426)
Mortgage backed securities	119	(151)	(32)	(196)	114	(82)
Other securities	401	(473)	(72)	1,362	(417)	945
Interest bearing due from banks	(64)	(7)	(71)	(255)	75	(180)

Total Increase (Decrease)	(404)	(2,573)	(2,977)	3,292	(4,405)	(1,113)
Increase (Decrease)
In Interest Expense:
Interest bearing demand	81	(206)	(125)	183	(360)	(177)
Savings accounts	7	(147)	(140)	(12)	(386)	(398)
Certificates of deposit	(380)	(692)	(1,072)	(187)	(1,028)	(1,215)
Repurchase agreements	(9)	(9)	(18)	(1)	(18)	(19)
Other borrowings	(1)	(395)	(396)	(27)	(411)	(438)

Total Increase (Decrease)	(302)	(1,449)	(1,751)	(44)	(2,203)	(2,247)

Net Increase (Decrease)	$(102)	$(1,122)	$(1,226)	$3,336	$(2,202)	$1,134

[1]	Tax-exempt income has been adjusted to tax equivalent basis at a 32% tax rate.

Noninterest Income

Noninterest income in 2013 was $3.5 million, a decrease of $3.1 million or 46% compared to 2012. Noninterest income in 2012 was $6.6 million, an increase of $2.7 million, or 69%, compared to 2011. The following table presents the key components of noninterest income for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Years Ended December 31,
	2013 Compared to 2012				2012 Compared to 2011
	2013	2012	Change Amount	Change Percent	2012	2011	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$191	$188	$3	2%	$188	$192	$(4)	-2%
Payroll and benefit processing fees	484	538	(54)	-10%	538	458	80	17%
Earnings on cash surrender value – Bank owned life insurance	534	470	64	14%	470	465	5	1%
Gain (loss) on investment securities, net	995	3,822	(2,827)	-74%	3,822	1,550	2,272	147%
Merchant credit card service income, net	129	144	(15)	-10%	144	376	(232)	-62%
Other income	1,209	1,431	(222)	-16%	1,431	850	581	68%

Total noninterest income	$3,542	$6,593	$(3,051)	-46%	$6,593	$3,891	$2,702	69%

The Bank recorded payroll and benefit processing fees of $484 thousand $538 thousand and $458 thousand for the years ended 2013 2012 and 2011, respectively. In September 2011, the Bank acquired eighty payroll processing customer relationships from a local payroll processing sole proprietorship. As a result of the transaction, the Company has recognized increased payroll and benefit processing fees during the year ended December 31, 2012. The decrease in payroll and benefit processing fees during the year ended December 31, 2013 there was due to a decrease in the number of relationships from the 2011 acquisition.

The Bank recorded earnings on cash surrender value – Bank owned life insurance of $534 thousand and $470 thousand for the years ended 2013, and 2012 respectively. The increased noninterest income associated with bank owned life insurance from 2012 compared to 2013 was primarily attributable the purchase of an additional policies.

Gains on the sale of investment securities decreased by $2.8 million to $995 thousand for the year ended 2013, compared to $3.8 million for the year ended 2012. During 2013, the Company sold ninety-seven securities compared to ninety-nine during the same period a year ago. The sales activity during 2013 resulted in gross gains of $1.6 million, and gross losses of $590 thousand. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on gross realized gains and losses associated with the selling of securities.

The Bank recorded merchant credit card service income of $129 thousand $144 thousand and $376 thousand for the years ended 2013, 2012 and 2011, respectively. During the first quarter of 2011, approximately 50% of the merchant credit card portfolio was sold to an independent third party, resulting in additional revenues of $225 thousand in 2011. Accordingly, for the year ended 2012 merchant credit card income decreased $232 thousand or 62% compared to 2011. For the year ended 2013, merchant credit card income decreased by $15 thousand or 10% compared to 2012 due to a decrease in the number of merchants serviced.

The major components of other income are fees earned on ATM transactions, mortgage fee income, gains on litigation, and FHLB dividends. The decrease in other income for the year ended 2013 was primarily driven by a $240 thousand litigation settlement with the servicer on a purchased pool of loans recognized in 2012. Changes in the other components of other income are a result of normal operating activities.

Noninterest Expense

Noninterest expense for the year ended December 31, 2013 was $22.2 million, an increase of $609 thousand or 3% compared to 2012. Noninterest expense for 2012 was $21.6 million, an increase of $1.7 million or 9% compared to 2011. The following table presents the key elements of noninterest expense for the years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Years Ended December 31,
	2013 Compared to 2012				2012 Compared to 2011
	2013	2012	Change Amount	Change Percent	2012	2011	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$12,035	$11,030	$1,005	9%	$11,030	$9,957	$1,073	11%
Occupancy & equipment expense	2,205	2,058	147	7%	2,058	2,009	49	2%
Write down of other real estate owned	0	425	(425)	-100%	425	557	(132)	-24%
Federal Deposit Insurance Corporation insurance premium	725	820	(95)	-12%	820	1,319	(499)	-38%
Data processing fees	547	421	126	30%	421	389	32	8%
Professional service fees	1,241	1,078	163	15%	1,078	1,016	62	6%
Deferred compensation expense	179	594	(415)	-70%	594	533	61	11%
Other expenses	5,309	5,206	103	2%	5,206	4,147	1,059	26%

Total noninterest expense	$22,241	$21,632	$609	3%	$21,632	$19,927	$1,705	9%

Salaries and related benefits expense for the year ended December 31, 2013 was $12.0 million, an increase of $1.0 million or 9% compared to 2012. The increase in 2013 compared to 2012 was primarily due to increased overall FTE and severance payments made to certain senior officers. Salaries and related benefits expense for 2012 was $11.0 million, an increase of $1.1 million or 11% compared to 2011. The increase was primarily driven by a $226 thousand payout in early retirement benefits at the Bank level, and a $113 thousand increase in the employee cash incentive program accrued at the Bank.

There were no write downs recorded for OREO in the current year, a reflection that real estate values have generally begun to stabilize in our local markets and the reduced number of properties transferred to and sold from OREO as discussed in Note 8 Other Real Estate Owned in the Notes to Consolidated Financial Statements.

The decrease in FDIC assessments of $95 thousand or 12% to $725 thousand during the year ended December 31, 2013 and the decrease of $499 thousand or 38% to $820 thousand during the year ended December 31, 2012 year resulted from true-up adjustments to reverse prior period over accruals. In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter 2010, 2011, and 2012, on December 30, 2009. The amount paid on December 30, 2009 was substantially higher than the subsequent quarterly deposit insurance assessments. As a consequence, true-up adjustments were deemed necessary. Additional discussion on FDIC insurance assessments is provided in Item 1 of this document, under the heading Federal Deposit Insurance Premiums.

Data processing expense for the year ended December 31, 2013 was $547 thousand an increase of $126 thousand or 30% compared to the same period a year ago. The increases in data processing expense compared to the same periods a year ago is primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to see continued increased costs in these expenses for the foreseeable future.

Professional service fees enc ompass audit, legal and consulting fees. Professional service fees for 2013 were $1.2 million, an increase of $163 thousand or 15% compared to 2012. Increases in professional service fees for 2013 compared to 2012 were primarily driven by increased fees and usage of external audit and professional services, and the recruitment of certain banking professionals.

Deferred compensation expense for the year ended December 31, 2013 was $179 thousand, a decrease of $415 thousand compared to the same period a year ago. During the second quarter of 2013, the Company revised the Supplemental Executive Retirement Plan (SERP) resulting in a reversal of a portion of current year and prior years accrued deferred compensation expenses.

Other expenses for the year ended December 31, 2013 were $5.3 million, an increase of $103 thousand or 2% compared to the same period a year ago. The increase in other expenses was primarily driven by the loss recognized from the termination of the interest rate swap of $503 thousand and other non recurring expenses of $475 thousand. The increase was partially offset by a decrease in the loss recognized on the sale of OREO properties of 207 thousand. Other expenses in the current year were further offset by a $966 thousand decrease in losses on sale of OREO

Other expenses for 2012 were $5.2 million, an increase of $1.1 million or 26% compared to 2011. During 2012, the Company sold twenty-four properties for a loss of $1.1 million, an increase of $434 thousand compared to 2011. In addition, the Bank recognized a $207 thousand increase in the amortization of the California Affordable Housing tax credits in 2012. During 2012, the Bank was required to perform on a stand by letter of credit. As such, subsequent to the transaction, the Bank provided additional provisions to the reserve for unfunded commitments in the amount of $150 thousand which are recorded in other expenses. See Note 18 Commitments and Contingencies in the Notes to Consolidated Financial Statements, incorporated in this document for further information on the reserve for unfunded commitments.

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The principal difference between statutory tax rates and our effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. We continue to participate in a Affordable Housing projects which affords federal and state tax credits. Increases and decreases in the provision for taxes reflect changes in our income before taxes.

The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Income tax provision - continuing operations	$4,399	$3,109	$2,444
Effective tax rate - continuing operations	35.67%	29.14%	26.77%

The Company’s effective income tax rate for continuing operations was 35.67%, 29.14%, and 26.77% for the years ended 2013, 2012, and 2011, respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from low income housing investments.

The Company’s effective tax rate for continuing operations is derived from income tax expense for continuing operations divided by income from continuing operations before provision for income taxes. The increase in the effective tax rate during 2013 was primarily driven by increased income tax expense recognized during the third and fourth quarter of 2013. Income tax expense for the third and fourth quarter of 2013 included the correction of an immaterial under-accrual of income tax expense resulting from incorrectly accounting for the book tax timing differences relating to the sale of the Company’s former mortgage subsidiary.

FINANCIAL CONDITION

Balance Sheet

As of December 31, 2013, the Company had total consolidated assets of $951.6 million, total net portfolio loans of $584.1 million, an ALLL of $14.2 million, deposits outstanding of $746.3 million, and stockholders’ equity of $101.8 million.

The Company continued to maintain a solid liquidity position during the reporting period. As of December 31, 2013, the Company maintained cash positions at the FRB and correspondent banks in the amount of $38.4 million. The Company also held certificates of deposits with other financial institutions in the amount of $20.1 million, which the Company considers liquid.

The Company’s available-for-sale investment portfolio is currently being utilized as a secondary source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $216.6 million at December 31, 2013, compared with $197.4 million at December 31, 2012. During 2013, the Company focused on investing cash received from the net principal repayments of loans into municipal bonds, asset and mortgage backed securities, and corporate bonds.

Purchases of municipal bonds focused on bank qualified general obligation and revenue bonds where the debt proceeds generally are used to fund operations and essential services. The municipal bonds purchased had coupons ranging from 0% to 7%, maturities ranging from four to seventeen years, and call dates ranging from three to ten years. The majority of these bonds are structured in such a way that management believes there is a reasonable probability that the call options will be exercised at their respective call dates. Management monitors the financial performance of the municipal bond portfolio on an ongoing basis. Should the outcome of these reviews indicate declining credit quality, inadequate debt service coverage, or if the bonds have fallen outside of our accepted risk tolerance, the bonds are sold in the open market.

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

During the year ended December 31, 2013, the Company purchased one hundred twenty-seven securities with a weighted average yield of 2.70%, and a weighted average duration of 5.29, sold ninety-seven securities with a weighted average yield of 2.25%. The sales activity resulted in $995 thousand net realized gains.

At December 31, 2013, the Company’s net unrealized losses on available-for-sale securities were $3.7 million, compared with $2.9 million net unrealized gains at December 31, 2012. The unfavorable change in net unrealized losses was primarily due to decreases in the fair values of the Company’s municipal bond, corporate bond, and mortgage backed securities portfolios. The decreases in the fair values of the Company’s investment securities portfolio were primarily driven by the widening of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance decreased substantially during the year ended December 31, 2013. The Company recorded net portfolio loans of $584.1 million at December 31, 2013, compared with $653.3 million at December 31, 2012, a decrease of $69.1 million, or 11%. The decrease in net portfolio loans was primarily attributable to the $65.1 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which the Bank purchases an undivided participation ownership interest in the mortgage loans. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume. As of December 31, 2013 the commercial secured borrowing line balance was $0. Further information regarding the early loan purchase program is provided in the Financial Conditions discussion under the caption Secured Borrowings in this management’s discussion and analysis of financial condition and results of operations.

The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company provided $2.8 million in provisions for loan losses during 2013, compared with $9.4 million during 2012. The Company’s ALLL as a percentage of gross portfolio loans was 2.37% and 1.67% as of December 31, 2013, and December 31, 2012, respectively.

Net recoveries were $319 thousand during the year ended December 31, 2013, compared with net charge offs of $8.9 million during the same period a year ago. The charge offs in the current year were focused in ITIN and Commercial loan portfolios. During the year ended December 31, 2013 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2012 and 2011. Management is cautiously optimistic that given continuing improvements in local and national economic conditions, the Company’s impaired assets will continue to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and less than robust economic conditions. The majority of the ITIN loans are variable rate loans and may have a increased default risk in a rising rate environment. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At December 31, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Past due loans as of December 31, 2013 decreased to $6.9 million, compared to $21.7 million as of December 31, 2012. The decrease in past due loans was primarily attributable to the pay off of a $7.2 million commercial real estate credit as well as the curing of a $2.3 million commercial real estate credit.

The Company’s OREO balance at December 31, 2013 was $913 thousand compared to $3.1 million at December 31, 2012. The net decrease in OREO was primarily driven by the sale of a commercial real estate property with a carrying value of $1.2 million, increased velocity in sales of existing OREO properties, and a net decrease in the number of 1-4 family residential properties transferred in to OREO. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions. However, the Company generally expects additional foreclosure activity for the foreseeable future, mainly centered in the ITIN portfolio.

Total deposits as of December 31, 2013 were $746.3 million compared to $701.1 million at December 31, 2012, an increase of $45.2 million or 6%. During the year ended December 31, 2013, increases in noninterest bearing demand and interest demand were partially offset by decreases in time deposit accounts. The decrease in time deposit accounts was primarily driven by the maturity of two brokered time certificates in the amount of $4.0 million and $6.0 million, respectively.

Brokered certificates of deposits totaled $17.2 million at December 31, 2013, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one month to 6.5 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

The Company authorized, repurchased and subsequently retired 2,000,000 common shares under two separate plans announced in 2013 and 1,019,490 shares under a plan announced in 2012. As such, the weighted average number of dilutive common shares outstanding decreased by 1,404,165 and 647,481 during the years ended December 31, 2013 and 2012 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

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

The Company’s available-for-sale investment portfolio is primarily utilized as a source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $216.6 million at December 31, 2013, compared with $197.4 million at December 31, 2012. During year ended December 31, 2013, the Company focused on investing cash received from the net principal repayments of loans into municipal bonds, mortgage backed securities, and corporate bonds.

Purchases of available-for-sale securities of $141.5 million and a decrease in fair value of $6.6 million were offset by sales of $102.3 million, pay downs of $12.1 million, and amortization of net purchase price premiums of $1.3 million. During year ended December 31, 2013, the Company purchased one hundred sixteen available for sale securities and sold ninety-seven securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $36.7 million at December 31, 2013, compared with $31.5 million at December 31, 2012. Purchases of $5.2 million of held-to-maturity securities were offset by $123 thousand net discount accretion. During year ended December 31, 2013, the Company purchased eleven held-to-maturity securities.

The following table presents the investment securities portfolio by classification and major type as of December 31, for each of the last three years:

(Dollars in thousands)
	2013	2012	2011
Available-for-sale securities (1)
U.S. government & agencies	$6,264	$2,946	$0
Obligations of state and political subdivisions	59,209	58,484	77,326
Mortgage backed securities and collateralized mortgage obligations	62,991	51,530	60,610
Corporate securities	48,230	61,556	40,820
Commercial mortgage backed securities	10,472	4,324	13,478
Other asset backed securities	29,474	18,514	11,290

Total	$216,640	$197,354	$203,524

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$36,696	$31,483	$0

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2013:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$0	0.00%	$0	0.00%	$5,593	2.90%	$987	2.61%	$6,580	2.86%
Obligations of state and political subdivisions	0	0.00%	4,297	3.19%	18,270	2.65%	37,803	2.96%	60,370	2.88%
Mortgage backed securities and collateralized mortgage obligations	0	0.00%	26,891	3.25%	32,813	2.34%	4,322	2.65%	64,026	2.74%
Corporate securities	0	0.00%	14,577	2.74%	34,259	2.82%	0	0.00%	48,836	2.79%
Commercial mortgage backed securities	0	0.00%	0	0.00%	4,967	2.14%	5,861	3.31%	10,828	2.77%
Other asset backed securities	0	0.00%	0	0.00%	811	1.92%	28,906	2.78%	29,717	2.75%

Total	$0	0.00%	$45,765	3.08%	$96,713	2.58%	$77,879	2.89%	$220,357	2.80%
Held-to-maturity securities
Obligations of state and political subdivisions	$122	2.78%	$604	2.85%	$13,380	3.01%	$22,590	3.00%	$36,696	3.00%

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

Overall, the net portfolio loan balance decreased substantially during 2013. The Company recorded net portfolio loans of $584.1 million at December 31, 2013, compared with $653.3million at December 31, 2012, a decrease of $69.2 million, or 11%. The decrease in net portfolio loans was primarily attributable to the $65.1 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary. The commercial secured borrowing line of credit is used by the former mortgage subsidiary to fund 1-4 family mortgage loan originations which the Bank purchases an undivided participation ownership interest in the mortgage loans. The decrease in volume in the commercial secured borrowing line is primarily attributable to an increase in mortgage market interest rates, resulting in lower volume. As of December 31, 2013 the commercial secured borrowing line balance was $0. Absent of this change net portfolio loans decreased $4.0 million or 0.63% and net payoffs of $13.1 million in remainder of the commercial loan portfolio were offset by $8.9 million net originations in owner occupied commercial real estate loan portfolios.

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Dollars in thousands)	As of December 31,
	2013	%	2012	%	2011	%	2010	%	2009	%
Commercial	$170,429	29%	$232,276	34%	$148,095	25%	$136,727	22%	$137,988	23%
Real estate – construction loans	18,545	3%	16,863	3%	26,064	4%	43,319	7%	61,519	10%
Real estate – commercial (investor)	205,384	34%	211,318	32%	219,864	38%	216,030	36%	209,226	34%
Real estate – commercial (owner occupied)	83,976	14%	75,085	11%	65,885	11%	68,055	11%	72,870	12%
Real estate – ITIN loans	56,101	9%	60,105	9%	64,833	11%	70,585	12%	78,439	13%
Real estate – mortgage	14,590	2%	18,452	3%	19,679	3%	19,299	3%	20,337	3%
Real estate – equity lines	45,462	8%	45,181	7%	44,445	7%	47,845	8%	23,530	4%
Consumer	3,472	1%	4,422	1%	5,283	1%	6,775	1%	4,991	1%
Other	36	0%	349	0%	224	0%	301	0%	251	0%

Gross portfolio loans	$597,995	100%	$664,051	100%	$594,372	100%	$608,936	100%	$609,151	100%
Less:
Deferred loan fees, net	(303)		(312)		(37)		90		209
Allowance for loan losses	14,172		11,103		10,622		12,841		11,207

Net portfolio loans	$584,126		$653,260		$583,787		$596,005		$597,735

The following table provides a breakdown of our real estate construction portfolio as of December 31, 2013:

(Dollars in thousands) Loan Type	Balance	% of gross loan portfolio
Commercial lots	$6,035	1%
Commercial real estate – construction	6,248	1%
1-4 family subdivision loans	3,237	1%
1-4 family individual residential lots	2,819	0%
1-4 family construction speculative	206	0%

Total real estate-construction	$18,545	3%

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of December 31, 2013, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$65,572	$67,000	$37,857	$170,429
Real estate—construction loans	6,215	7,268	5,062	18,545
Real estate—commercial (investor)	39,366	34,913	131,105	205,384
Real estate—commercial (owner occupied)	2,089	22,382	59,505	83,976
Real estate—ITIN loans	0	0	56,101	56,101
Real estate—mortgage	616	2,389	11,585	14,590
Real estate—equity lines	1,995	3,793	39,674	45,462
Consumer	1,553	1,451	468	3,472
Other	0	36	0	36

Gross portfolio loans	$117,406	$139,232	$341,357	$597,995

Loans due after one year with:
Fixed rates		$72,230	$94,913	$167,143
Variable rates		67,002	246,444	313,446

Total		$139,232	$341,357	$480,589

Mortgage Loans

Mortgage loans are generated through the Bank’s mortgage loan early purchase program (the “program”) with its former mortgage subsidiary. Under the program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, without recourse, subject to a forward sale commitment. The former mortgage subsidiary then transfers the mortgage loans, including the Bank’s interest, to the counterparty to the forward sale commitment in the secondary mortgage market. The maximum amount the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2013 and December 31, 2012, the former mortgage subsidiary had sold the Bank a participation interest in loans amounting to $0 and $65.1 million, respectively; these loans were sold or in pending sale status as of their respective reporting dates.

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

Under the program, the Bank receives a purchase fee from the originator which is paid on a loan by loan basis. These fees are recorded under the line item other noninterest income in the Consolidated Statements of Operations. In addition, the Bank recognizes interest income on the undivided ownership interest for the period encompassing origination to sale. Gains or losses on sales of mortgage loans are recognized by the former mortgage subsidiary when the loans are sold. The loans and the servicing rights are generally sold in the secondary mortgage market within seven to twenty days.

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

Loans with unique credit characteristics

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. The majority of the ITIN loans are variable rate loans and may have a increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

As of December 31, 2013, and December 31, 2012, the specific ITIN ALLL allocation represented approximately 1.30% and 2.52 of the total outstanding principal, respectively.

On March 12, 2010, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of residential mortgage home equity loans (Arrow loan pool) with a par value of $22.0 million. An accompanying $1.5 million “put reserve” was part of the loan “swap” transaction and represented a credit enhancement that has since been exhausted. The put option allowed the bank to sell a portion of the loan pool back to the private equity firm in the event of default by the borrower. As such, management considered this put reserve in estimating probable losses in the home equity portfolio. Past due Arrow loans are treated as an exception to the Banks past due loan policy, the bank charges off any loans that are more than 90 days past due. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual and believes that charging the loan off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.

At December 31, 2013 the mortgage home equity loan pool consisted of 320 loans with an average principle balance of approximately $32,900. As of December 31, 2013, and December 31, 2012, the specific Arrow ALLL allocation represented approximately 3.83% and 5.83% of the total outstanding principal, respectively. Asset Quality

Nonperforming Assets

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

Deterioration of the California real estate market has had an adverse effect on the Company’s business, financial condition, and results of operations. The residential development and construction markets have yet to fully recover from their depressed states experienced during the recent economic recession. Consequently, our loan portfolio continues to reflect an elevated level of nonperforming loans which have resulted in elevated provisions to the ALLL. Management has taken cautious yet decisive steps to ensure the proper funding of loan reserves. Given the current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

We manage asset quality and control credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, estimated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $29.8 million or 4.98% of total portfolio loans as of December 31, 2013, as compared to $38.6 million, or 5.81% of total loans, at December 31, 2012. Of the $29.8 million in nonperforming loans as of December 31, 2013 $20.9 million or 70% of was attributable to two relationships Nonperforming assets, which include nonperforming loans and OREO, totaled $30.7 million, or 3.23% of total assets as of December 31, 2013 compared with $41.6 million, or 4.25% of total assets as of December 31, 2012.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at December 31, 2013 totaled $913 thousand and consisted of three properties.

The following table summarizes our nonperforming assets as of December 31 for each of the last five years:

(Dollars in thousands)	As of December 31,
Nonperforming assets	2013	2012	2011	2010	2009
Commercial	$6,527	$2,935	$49	$2,302	$237
Real estate construction
Commercial real estate construction	0	0	0	100	0
Residential real estate construction	0	0	106	242	849

Total real estate construction	0	0	106	342	849
Real estate mortgage
ITIN 1-4 family loan pool	6,895	9,825	10,332	9,538	0
1-4 family, closed end 1st lien	1,322	1,805	4,474	1,166	623
1-4 family revolving	513	0	353	97	199

Total real estate mortgage	8,730	11,630	15,159	10,801	822
Commercial real estate	14,539	24,008	6,104	7,066	5,759

Total nonaccrual loans	29,796	38,573	21,418	20,511	7,667
90 days past due and still accruing	0	0	95	0	5,052

Total nonperforming loans	29,796	38,573	21,513	20,511	12,719
Other real estate owned	913	3,061	3,731	2,288	2,880

Total nonperforming assets	$30,709	$41,634	$25,244	$22,799	$15,599
Nonperforming loans to total loans	4.98%	5.81%	3.62%	3.37%	2.09%
Nonperforming assets to total assets	3.23%	4.25%	2.68%	2.43%	1.92%

As of December 31, 2013, nonperforming assets of $30.7 million have been written down by 15% or $4.6 million from their original balance of $39.1 million.

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

As of December 31, 2013, impaired loans totaled $42.1 million, of which $29.8 million were in nonaccrual status. Of the total impaired loans, $11.2 million or one hundred and thirty-four were ITIN loans with an average balance of approximately $84 thousand. The remaining impaired loans consist of nine commercial loans, seventeen commercial real estate loans, six residential mortgages and nineteen home equity loans of which $20.9 million of was attributable to two relationships in nonaccrual status.

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

At December 31, 2013 and December 31, 2012, impaired loans of $8.8 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2013. As of December 31, 2013, there were $8.2 million of ITINs which were classified as TDRs, of which $3.9 million were on nonaccrual status.

As of December 31, 2013, the Company had $33.4 million in TDRs compared to $24.7 million as of December 31, 2012. As of December 31, 2013, the Company had one hundred and eighteen restructured loans that qualified as TDRs, of which seventy-seven were performing according to their restructured terms. TDRs represented 5.59% of gross portfolio loans as of December 31, 2012, compared with 3.71% at December 31, 2012.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs for each of the last five years:

(Dollars in thousands)	As of December 31,
Troubled debt restructurings	2013	2012	2011	2010	2009
Accruing troubled debt restructurings
Commercial	$63	$523	$0	$0	$0
Commercial real estate:
Construction	0	0	0	2,804	2,219
Other	3,864	4,598	14,590	3,621	3,511
Residential:
1-4 family	4,303	2,934	2,870	6,029	0
Home equities	598	561	423	214	0

Total accruing troubled debt restructurings	$8,828	$8,616	$17,883	$12,668	$5,730
Nonaccruing troubled debt restructurings
Commercial	$6,458	$50	$49	$1,618	$0
Commercial real estate:
Construction	0	0	80	225	561
Other	14,024	10,658	6,105	7,066	4,376
Residential:
1-4 family	4,114	5,342	7,184	3,068	0

Total nonaccruing troubled debt restructurings	$24,596	$16,050	$13,418	$11,977	$4,937
Total troubled debt restructurings
Commercial	$6,521	$573	$49	$1,618	$0
Commercial real estate:
Construction	0	0	80	3,029	2,780
Other	17,888	15,256	20,695	10,687	7,887
Residential:
1-4 family	8,417	8,276	10,054	9,097	0
Home equities	598	561	423	214	0

Total troubled debt restructurings	$33,424	$24,666	$31,301	$24,645	$10,667
Percentage of gross portfolio loans	5.59%	3.71%	5.27%	4.05%	1.75%

Allowance for Loan Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2013 increased $3.1 million to $14.2 million compared to $11.1 million at December 31, 2012. During the year the provisions for loan losses were $2.8 million which exceeded net charge-offs for the same period. A net recovery of $319 thousand for the year ended December 31, 2013, compared to net charge offs of $8.9 million for the same period a year ago. There were a number of factors that contributed to the decrease in net charge offs, including less impairment charges on both existing impaired loans and newly classified impaired loans, and higher recovery rates on previously charged off loans.

The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Beginning balance allowance for loan losses	$11,103	$10,622	$12,841	$11,207	$8,429
Provision for loan loss charged to expense	2,750	9,400	8,991	12,850	9,475
Loans charged off	(2,770)	(9,862)	(12,483)	(12,089)	(6,871)
Loan loss recoveries	3,089	943	1,273	873	174

Ending balance allowance for loan losses	$14,172	$11,103	$10,622	$12,841	$11,207
Gross portfolio loans outstanding at period end	$597,995	$664,051	$594,372	$608,936	$609,151
Ratio of allowance for loan losses to total loans	2.37%	1.67%	1.79%	2.11%	1.84%
Nonaccrual loans at period end:
Commercial	$6,527	$2,935	$49	$2,302	$237
Construction	0	0	106	342	849
Commercial real estate	14,539	24,008	6,104	7,066	5,759
Residential real estate	8,217	11,630	14,806	10,704	623
Home equity	513	0	353	97	199

Total nonaccrual loans	$29,796	$38,573	$21,418	$20,511	$7,667
Accruing troubled-debt restructured loans
Commercial	$63	$523	$0	$0	$0
Construction	0	0	0	2,804	2,219
Commercial real estate	3,864	4,598	14,590	3,621	3,511
Residential real estate	4,303	2,934	2,870	6,243	0
Home equity	598	561	423	0	0

Total accruing restructured loans	$8,828	$8,616	$17,883	$12,668	$5,730
All other accruing impaired loans	3,517	471	472	737	0
Total impaired loans	$42,141	$47,660	$39,773	$33,916	$13,397

Allowance for loan losses to nonaccrual loans at period end	47.56%	28.78%	49.59%	62.61%	146.17%
Nonaccrual loans to total loans	4.98%	5.81%	3.60%	3.37%	1.26%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging off the impaired portion of the loan or establishing a specific component within the ALLL. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Prior to the downturn in our local real estate markets, the Company established specific reserves within the ALLL for loan impairments and recognized the charge off of the impairment reserve when the loan was resolved, sold, or foreclosed and transferred to OREO. Due to declining real estate values in our markets and the deterioration of the U.S. economy during the last recession, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loan losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At December 31, 2013, the recorded investment in loans classified as impaired totaled $42.1 million, with a corresponding valuation allowance (included in the ALLL) of $4.8 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2012, the total recorded investment in impaired loans was $47.7 million, with a corresponding valuation allowance (included in the ALLL) of $2.3 million.

During 2013, charge offs were centered in Real estate – ITIN and Commercial loan portfolios. Overall, the loan portfolio stabilized relative to fiscal years 2012 and 2011. The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. Past due loans as of December 31, 2013 decreased to $6.9 million, compared to $21.7 million as of December 31, 2012. The decrease in past due loans was primarily attributable to the pay off of a $7.2 million commercial real estate credit as well as the curing of a $2.3 million commercial real estate credit. Management continues to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of charge offs. At December 31, 2013, management believes the Company’s ALLL is adequately funded given the current level of credit risk. The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) for each of the five years ended December 31.

(Dollars in thousands)	2013		2012		2011		2010		2009
	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$7,057	50%	$4,168	38%	$2,773	26%	$4,185	33%	$5,306	47%
Commercial real estate:
Construction	173	1%	184	2%	617	6%	$1,271	10%	1,188	11%
Other	2,611	18%	2,599	23%	3,179	30%	$2,629	20%	2,347	21%
Residential:
1-4 family	1,685	12%	2,126	19%	2,040	19%	2,930	23%	1,206	11%
Home equities	808	6%	1,209	11%	1,650	16%	1,631	13%	853	8%
Consumer	35	0%	28	0%	33	0%	46	0%	35	0%
Unallocated	1,803	13%	789	7%	330	3%	149	1%	272	2%

Total allowance for loan losses	$14,172	100%	$11,103	100%	$10,622	100%	$12,841	100%	$11,207	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2013, the unallocated allowance amount represented 13% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in the current year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

Deposits

Total deposits as of December 31, 2013 were $746.3 million compared to $701.1 million at December 31, 2012, an increase of $45.2 million or 6%. The increase in deposits was primarily driven by a $33.8 million increase in interest bearing demand accounts and a $16.4 million increase in noninterest bearing accounts, partially offset by a $6.1 million decrease in certificates of deposits.

Brokered certificates of deposits totaled $17.2 million at December 31, 2013, and were structured with both fixed rate terms and adjustable rate terms, and had remaining maturities ranging from less than one month to 6.5 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in a favorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

Despite the increased competitive pressures to build deposits in light of the current economic climate, management attributes the ability to maintain our overall deposit base and grow certain lines of business to ongoing business development and marketing efforts in our service markets. Additional information regarding interest bearing deposits is included in Note 11 Deposits in the Notes to the Consolidated Financial Statements, in this document.

The following table presents the deposit balances by major category as of December 31 for the last two years.

(Dollars in thousands)	2013		2012
	Amount	Percentage	Amount	Percentage
Noninterest bearing	$133,984	18%	$117,474	17%
Interest bearing demand	273,390	37%	239,592	34%
Savings	90,442	12%	89,364	13%
Time, $100,000 or greater	201,340	27%	199,388	28%
Time, less than $100,000	47,137	6%	55,234	8%

Total	$746,293	100%	$701,052	100%

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2013		2012		2011
	Amount	Yield	Amount	Yield	Amount	Yield
Interest bearing demand	$115,342	0.19%	$80,337	0.30%	$39,882	0.46%
Savings	92,502	0.27%	89,789	0.44%	91,876	0.86%
Money market accounts	128,783	0.20%	123,005	0.30%	117,814	0.51%
Certificates of deposit	249,500	1.05%	285,574	1.29%	296,381	1.66%

Interest bearing deposits	586,127	0.57%	578,705	0.81%	545,953	1.19%
Noninterest bearing deposits	126,017		115,091		100,722

Average total deposits	$712,144		$693,796		$646,675
Average other borrowings	$130,924	0.09%	$140,085	0.38%	$145,738	0.68%

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2013:

(Dollars in thousands)	2013
Maturing in:
Three months or less	$39,594
Three through six months	25,505
Six through twelve months	37,453
Over twelve months	98,788

Total	$201,340

The maximum federal deposit insurance amount for all deposit accounts was permanently raised from the previous standard maximum amount of $100,000 to $250,000 per qualified account. The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At December 31, 2013 and December 31, 2012, the Company’s CDARS and ICS balances totaled $53.2 million and $43.4 million, respectively. Of these totals, at December 31, 2013 and December 31, 2012, $15.3 million and $11.7 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

Borrowings

The Bank had outstanding term debt with a carrying value of $75.0 million at December 31, 2013. Term debt outstanding as of December 31, 2013 decreased by $50.0 million compared to December 31, 2012, as a result of net FHLB advances maturities. Advances from the FHLB amounted to 100% of the total term debt and are secured by investment securities, commercial real estate loans, and residential mortgage loans. The FHLB advance has a floating contractual interest rate of 0.23% and matures in 2014.

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

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at December 31, 2013 was 3.54%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company’s option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at December 31, 2013 was 1.83%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3% of total deposits at December 31, 2013 and 3% at December 31, 2012. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $103.3 million as of December 31, 2013; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $18.6 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three additional financial institutions totaling $35.0 million at December 31, 2013. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. The Holding Company receives cash flows related to the note receivable from the sale of the former mortgage subsidiary. However, substantially all of the Holding Company’s cash flows are obtained from dividends declared and paid by the Bank. The Bank paid $12.2 million in dividends to the Holding Company during the year ended December 31, 2013. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2013, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.4 million for the year ended December 31, 2013. The material differences between cash provided by operating activities and net income consisted of non-cash items including a $2.8 million provision for loan losses, $993 thousand in depreciation, and $200 thousand in provision for unfunded commitments. Additionally, gain on sale of available for sale securities of $995 thousand were offset by net amortization of investment premiums and accretion of discounts of $1.2 million and an increase in deferred income tax (benefit) of $1.1 million

Net cash provided of $34.9 million by investing activities consisted principally of $103.3 million in proceeds from sale of investment securities, $12.1 million in proceeds from maturities and payments from available-for-sale investment securities, and $64.8 in net principal repayments of loans, partially offset by $141.6 million in purchases of available-for-sale securities, and $5.2 million in purchases of held-to-maturity securities.

Net cash of $30.9 million used in financing activities consisted principally of net $50.0 million repayment of term debt, $10.6 million in purchases of common stock, $6.1 million in decrease in certificates of deposits, and, partially offset by a $51.4 million increase in demand and savings accounts.

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

This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity) and “Tier 2” capital (defined as principally comprising the qualifying portion of the ALLL). The minimum ratio of total risk-based capital to risk-adjusted assets, including certain off-balance sheet items, is 8%. At least one-half (4)% of the total risk-based capital is to be comprised of common equity; the remaining balance may consist of debt securities and a limited portion of the ALLL.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of December 31, 2013.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of December 31, 2013, are presented in the following table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$120,661	12.80%	n/a	4.00%
Tier 1 Risk-Based	120,661	15.94%	n/a	4.00%
Total Risk-Based	130,191	17.20%	n/a	8.00%
The Bank
Leverage	$117,354	12.49%	5.00%	4.00%
Tier 1 Risk-Based	117,354	15.56%	6.00%	4.00%
Total Risk-Based	126,850	16.82%	10.00%	8.00%

Total shareholders’ equity at December 31, 2013 was $101.8 million, compared to shareholder’s equity of $110.3 million reported at December 31, 2012. During the year ended December 31, 2013, decreases in shareholders’ equity from common stock repurchases, unrealized losses on available for sale securities, common and preferred cash dividends, were partially offset by earnings.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, preferred stock dividends for the SBLF program are fixed at the current rate of 1% through January 2016.

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreased as the level of the Bank’s QSBL increased. Depending on our financial condition at the time, this increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares.

Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate as of December 31, 2013 was 1%.

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

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares. On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares. On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares.

Each of the stock repurchase plans in authorized the Company to conduct open market purchases or privately negotiated transactions over a twelve-month period from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. The Company repurchased and subsequently retired the full amount authorized under each plan, 2,000,000 common shares under both plans announced in 2013 and 1,019,490 shares under the plan announced in 2012. As such, the weighted average number of dilutive common shares outstanding decreased by 1,404,165 and 647,481 during the years ended December 31, 2013 and 2012 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

See Note 25, Earnings Per Common Share, in the Notes to Consolidated Financial Statements in this document for detailed disclosure regarding shares repurchased.

During the year ended December 31, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter plus an additional one-time special cash dividend of $0.02. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased

Cash dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31:

	2013	2012	2011
Dividends declared per common share	$0.14	$0.12	$0.12
Dividend payout ratio	27%	30%	32%

Off-Balance Sheet Arrangements

Information regarding Off-Balance Sheet Arrangements is included in Note 18, Commitments and Contingencies in the Notes to Consolidated Financial Statements in this document.

Concentration Of Credit Risk

Information regarding Concentration of Credit Risk is included in Note 18, Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements incorporated in this document.

Lending Transactions with Related Parties

The business we conduct with directors, officers, significant shareholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including 12 CFR Part 215 (Regulation O). Furthermore, it is our policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than we provide in the normal course of business.

Some of our directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of business during 2013 and the Bank expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in our opinion did not involve more than a normal risk of collectability or present other unfavorable features.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	Years Ended December 31,
	2013	2012
Balance at beginning of year	$14,239	$9,419
New loan additions	6	5,643
Advances on existing lines of credit	21,139	19,074
Principal repayments	(22,554)	(19,848)
Reclassification	(1,869)	(49)

Balance at end of year	$10,961	$14,239

Impact of Inflation

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2013 on the financial statements have not been material.

Future Contractual Obligations as Of December 31, 2013:

The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2013, and maturing as indicated:

(Dollars in thousands)	Less than One Year	1 -3 Years	3 - 5 Years	More than 5 Years	Indeterminate Maturity (1)	Total
Deposits (1)	$134,014	$83,215	$21,508	9,740	497,816	746,293
Federal Home Loan Bank borrowings	75,000	0	0	0	0	75,000
Preferred stock – Series B	0	0	20,000	0	0	20,000
Junior subordinated debentures (2)	0	0	0	15,465	0	15,465
Operating lease obligations	490	1,138	915	1,555	0	4,098

Total	$209,504	$84,353	$42,423	$26,760	$497,816	$860,856

(1)	Represents interest bearing and noninterest bearing checking, money market, savings and time accounts.
(2)	Represents the issued amount of all junior subordinated debentures.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

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

The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) re-pricing opportunities for earning assets and interest-bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Additionally, the bank uses some variable rate FHLB borrowings to fund bank operations. As such, we are currently considered liability sensitive in the 100bp to 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2013, indicate the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 325 basis point declines in the federal funds rate was $302,700, $632,262, $836,901 and $884,300 respectively. At December 31, 2012, the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 325 basis point decline in the federal funds rate was $657,963, $979,498, $1,179,484 and $1,224,164 respectively.

The Federal Reserve currently has the federal funds rate targeted between zero and twenty five basis points. Accordingly, the Company is focused on the affects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2013, indicate the estimated annualized decrease in net interest income attributable to a 100, 200, 300, and 400 basis point increases in the federal funds rate was $162,471, $313,738, $1,033,430 and $3,001,494 respectively.

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

(Dollars in thousands)	Gap Analysis
	Within 3 Months	3 Months to One Year	One Year to Five Years	Over Five Years	Total
Interest Earning Assets
Available-for-sale securities	$48,301	$10,982	$42,563	$114,794	$216,640
Other investments	48,394	0	6,170	30,526	85,090
Loans, gross	153,641	140,359	253,815	50,483	598,298

Total interest earning assets	$250,336	$151,341	$302,548	$195,803	$900,028

Interest Bearing Liabilities
Demand – interest bearing	$273,390	$0	$0	$0	$273,390
Savings accounts	90,442	0	0	0	90,442
Certificates of deposit	52,257	93,853	102,367	0	248,477
Other borrowings	90,465	0	0	0	90,465

Total interest bearing liabilities	$506,554	$93,853	$102,367	$0	$702,774

Gap in dollars	$(256,218)	$57,488	$200,181	$195,803	$197,254
Cumulative gap in dollars	$(256,218)	$(198,730)	$1,451	$197,254
As a percentage of earning assets:
Gap ratio	0.49	1.61	2.96	N/A	1.28
Cumulative gap ratio	0.49	0.67	1.00	1.28
Gap as % of earning assets	-28%	6%	22%	22%	22%
Cumulative gap as % of earning assets	-28%	-22%	0%	22%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bank of Commerce Holdings

We have audited the accompanying consolidated balance sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Commerce Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
March 11, 2014

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

March 11, 2014

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

Management has assessed the Company’s internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2013. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that the Company complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2013.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Randy Eslick
Randy Eslick, President and Chief Executive Officer

/s/ Samuel D. Jimenez
Samuel D. Jimenez, EVP and Chief Operating Officer and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in thousands)	2013	2012
ASSETS
Cash and due from banks	$38,369	$21,756
Interest bearing due from banks	20,146	23,312

Total cash and cash equivalents	58,515	45,068
Securities available-for-sale, at fair value	216,640	197,354
Securities held-to-maturity, at amortized cost	36,696	31,483
Portfolio loans	598,298	664,363
Allowance for loan losses	(14,172)	(11,103)

Net loans	584,126	653,260
Bank premises and equipment, net	10,893	9,736
Other real estate owned	913	3,061
Other assets	48,559	39,462

TOTAL ASSETS	$956,342	$979,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - noninterest bearing	$133,984	$117,474
Demand - interest bearing	273,390	239,592
Savings accounts	90,442	89,364
Certificates of deposit	248,477	254,622

Total deposits	746,293	701,052
Securities sold under agreements to repurchase	0	13,095
Federal Home Loan Bank borrowings	75,000	125,000
Junior subordinated debentures	15,465	15,465
Other liabilities	17,797	14,491

Total Liabilities	854,555	869,103
COMMITMENTS AND CONTINGENICES (NOTE 18)
Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2013 and 20,000 in 2012	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 17,000,495 issued; 13,977,005 outstanding as of December 31, 2013 and 15,972,005 outstanding on December 31, 2012	28,304	38,871
Retained earnings	55,944	50,261
Accumulated other comprehensive (loss) income , net of tax	(2,392)	1,258

Total Stockholders’ Equity	101,787	110,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,342	$979,424

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)	2013	2012	2011
Interest income:
Interest and fees on loans	$29,918	$33,148	$35,084
Interest on tax-exempt securities	2,610	2,399	2,014
Interest on U.S. government securities	1,702	1,615	2,123
Interest on other securities	3,031	3,175	2,410

Total interest income	37,261	40,337	41,631
Interest expense:
Interest on demand deposits	485	610	787
Interest on savings deposits	254	394	792
Interest on certificates of deposit	2,625	3,697	4,912
Interest on securities sold under repurchase agreements	6	24	43
Interest on other borrowings	108	504	942

Total interest expense	3,478	5,229	7,476

Net interest income	33,783	35,108	34,155
Provision for loan losses	2,750	9,400	8,991

Net interest income after provision for loan losses	31,033	25,708	25,164

Noninterest income:
Service charges on deposit accounts	191	188	192
Payroll and benefit processing fees	484	538	458
Earnings on cash surrender value – Bank owned life insurance	534	470	465
Gain on investment securities, net	995	3,822	1,550
Merchant credit card service income, net	129	144	376
Other income	1,209	1,431	850

Total noninterest income	3,542	6,593	3,891

Noninterest expense:
Salaries and related benefits	12,035	11,030	9,957
Occupancy and equipment expense	2,205	2,058	2,009
Write down of other real estate owned	0	425	557
Federal Deposit Insurance Corporation insurance premium	725	820	1,319
Data processing fees	547	421	389
Professional service fees	1,241	1,078	1,016
Deferred compensation expense	179	594	533
Other expenses	5,309	5,206	4,147

Total noninterest expense	22,241	21,632	19,927

Income from continuing operations before provision for income taxes	12,334	10,669	9,128
Provision for income taxes	4,399	3,109	2,444

Net Income from continuing operations	$7,935	$7,560	$6,684

Discontinued Operations:
Income from discontinued operations	$0	$535	$1,512
Income tax expense associated with income from discontinued operations	0	331	392

Net income from discontinued operations	0	204	1,120

Less: Income from discontinued operations attributable to noncontrolling interest	0	348	549

Net (Loss) income from discontinued operations attributable to controlling interest	0	(144)	571

Net income attributable to Bank of Commerce Holdings	7,935	7,416	7,255

Less: Preferred dividends and accretion on preferred stock	200	880	943
Income available to common shareholders	$7,735	$6,536	$6,312

Basic earnings per share attributable to continuing operations	$0.52	$0.41	$0.34
Basic earnings per share attributable to discontinued operations	$0	$(0.01)	$0.03
Average basic shares	14,940	16,344	16,991
Diluted earnings per share attributable to continuing operations	$0.52	$0.41	$0.34
Diluted earnings per share attributable to discontinued operations	$0	$(0.01)	$0.03
Average diluted shares	14,964	16,344	16,991

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2013 2012 and 2011

(Dollars in thousands)	2013	2012	2011
Net income from continuing operations	$7,935	$7,560	$6,684
Available-for-sale securities:
Unrealized (losses) gains arising during the period	(5,645)	6,045	6,130
Available-for-sale reclassification to held-to-maturity (net of tax expenses of $345)	0	(494)	0
Reclassification adjustments for net gains realized in earnings (net of tax expense of $411, $1,573 and $562 for 2013, 2012 and 2011, respectively)	(587)	(2,249)	(804)
Income tax benefit (expense) related to unrealized (losses) gains	2,323	(2,488)	(2,521)

Net change in unrealized (losses) gains	(3,909)	814	2,805
Held-to-maturity securities:
Held-to-maturity reclassification from available-for-sale (net of tax expense of $345)	0	494	0
Accretion of held-to-maturity other comprehensive income to municipal yield	(91)	(38)	0

Net change in unrealized gains	(91)	456	0
Derivatives:
Unrealized gains (losses) arising during the period	691	(2,489)	(938)
Reclassification adjustments for net gains realized in earnings (net of tax expense of $247 and 208 for 2013 and 2012 respectively)	(57)	(292)	0
Income tax (expense) benefit related to unrealized gains (losses)	(284)	1,024	387

Net change in unrealized gains (losses)	350	(1,757)	(551)

Other comprehensive (loss) income, net of tax	(3,650)	(487)	2,254

Total comprehensive income	4,285	7,073	8,938
Income from discontinued operations	0	535	1,512
Income tax expense from discontinued operations	0	331	392
Less: Net income from discontinued operations attributable to noncontrolling interest	0	348	549

Comprehensive income – Bank of Commerce Holdings	$4,285	$6,929	$9,509

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2011, 2012 and 2013

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2011	$16,731	$449	16,991	$42,755	$41,722	$(509)	$101,148	$2,579	$103,727
Net Income from continuing operations					6,684		6,684		6,684
Net Income from discontinued operations					1,120		1,120		1,120
Less: Income from noncontrolling interests of discontinued operations, net of tax					(549)		(549)	549	0
Other comprehensive income, net of tax						2,254	2,254		2,254

Comprehensive income							9,509		10,058
Redemption Series A preferred stock	(17,000)						(17,000)		(17,000)
Accretion on Series A preferred stock	269				(269)		0		0
Issuance of Series B preferred stock, net	19,931						19,931		19,931
Preferred stock dividend					(998)		(998)		(998)
Common stock warrants repurchased and retired		(449)		324			(125)		(125)
Common cash dividend ($0.12 per share)					(2,039)		(2,039)		(2,039)
Compensation expense associated with stock options				36			36		36

Balance at December 31, 2011	$19,931	$0	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Continued)

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2012	$19,931	$0	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net Income from continuing operations					7,560		7,560		7,560
Net Income from discontinued operations					204		204		204
Less: Income from noncontrolling interests of discontinued operations, net of tax					(348)		(348)	348	0
Other comprehensive loss, net of tax						(487)	(487)		(487)

Comprehensive income							6,929		7,277
Disposition of noncontrolling interest								(3,476)	(3,476)
Preferred stock dividend					(880)		(880)		(880)
Repurchase of common stock			(1,019)	(4,305)			(4,305)		(4,305)
Common cash dividend ($0.12 per share)					(1,946)		(1,946)		(1,946)
Compensation expense associated with stock options				61			61		61

Balance at December 31, 2012	$19,931	$0	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Continued)

(Dollars in thousands)	Preferred Amount	Warrant	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
BALANCE AT JANUARY 1, 2013	$19,931	$0	15,972	$38,871	$50,261	$1,258	$110,321	$0	$110,321
Net Income from continuing operations					7,935		7,935		7,935
Other comprehensive loss, net of tax						(3,650)	(3,650)		(3,650)

Comprehensive income							4,285		4,285
Preferred stock dividend					(200)		(200)		(200)
Repurchase of common stock			(2,000)	(10,614)			(10,614)		(10,614)
Common cash dividend ($0.14 per share)					(2,052)		(2,052)		(2,052)
Restricted stock Granted			1
Common stock issued under employee plans and related tax benefit			4	17			17		17
Compensation expense associated with stock options				30			30		30

Balance at December 31, 2013	$19,931	$0	13,977	$28,304	$55,944	$(2,392)	$101,787	$0	$101,787

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income from continuing operations	$7,935	$7,560	$6,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,750	9,400	8,991
Provision for unfunded commitments	200	150	0
Provision for depreciation and amortization	993	874	833
Compensation expense associated with stock options	31	61	36
Gross proceeds from sales of loans held-for-sale, carried at cost	0	437,940	360,336
Gross originations of loans held-for-sale, carried at cost	0	(410,699)	(375,586)
Gain on sale of securities available-for-sale	(995)	(3,822)	(1,550)
Amortization of investment premiums and accretion of discounts, net	1,153	321	1,290
Amortization of held-to-maturity fair value adjustments	(155)	(65)	0
Loss on sale of other real estate owned	130	1,096	662
Write down of other real estate owned	0	425	557
Loss on sale of fixed assets	6	4	2
(Increase) decrease in deferred income tax (benefit) expense	(1,130)	(2,143)	729
(Increase) in cash surrender value of bank owned life policies	(709)	(5,384)	(772)
(Increase) decrease in other assets	(5,145)	(495)	3,547
(Decrease) increase in deferred compensation	(115)	566	518
Decrease (increase) in deferred loan fees	9	(275)	(127)
Increase in other liabilities	4,970	120	95
Decrease (increase) in assets from discontinued operations	0	16,453	(5,387)
(Decrease) increase in liabilities and equity from discontinued operations	0	(12,408)	5,387

Net cash provided by operating activities	9,928	39,679	6,245

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	12,059	24,907	36,776
Proceeds from sale of available-for-sale securities	103,303	112,149	104,276
Purchases of available-for-sale securities	(141,573)	(143,990)	(150,311)
Proceeds from maturities and payments of held-to-maturity securities	57	0	0
Purchases of held-to-maturity securities	(5,151)	(12,653)	0
Loan principal repayments, net of originations	64,790	(67,560)	(1,680)
Purchase of premises and equipment, net	(2,156)	(1,313)	(586)
Proceeds from the sale of other real estate owned	3,603	5,387	2,371
(Payments) proceeds from the termination of interest rate swaps	(503)	0	3,000
Proceeds from sale of mortgage subsidiary	0	321	0

Net cash provided by (used in) investing activities	34,429	(82,752)	(6,154)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	51,386	60,944	46,025
Net decrease in certificates of deposit	(6,145)	(28,196)	(29,296)
Net (decrease) increase in securities sold under agreements to repurchase	(13,095)	(684)	231
Advances on term debt	900,000	659,000	636,000
Repayment of term debt	(950,000)	(643,000)	(668,000)
Repurchase of common stock	(10,614)	(4,305)	0
Cash dividends paid on common stock	(2,111)	(1,988)	(2,039)
Cash dividends paid on preferred stock	(347)	(945)	(737)
Proceeds from stock options exercised	16	0	0
Net proceeds from the issuance of Series B, preferred stock	0	0	2,931
Repurchase of common stock warrants	0	0	(125)

Net cash provided by (used in) financing activities	(30,910)	40,826	(15,010)

Net (decrease) cash and cash equivalents	13,447	(2,247)	(14,919)
Cash and cash equivalents at beginning of year	45,068	47,315	62,234

Cash and cash equivalents at end of year	$58,515	$45,068	$47,315

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)	2013	2012	2011
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$7,859	$5,563	$3,366
Interest	$3,523	$6,368	$8,698
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$1,585	$6,238	$5,033
Changes in unrealized (loss) gain on investment securities available-for-sale	$(6,648)	$1,586	$4,767
Changes in net deferred tax asset related to changes in unrealized gain on investment securities	2,739	(653)	(1,962)

Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$(3,909)	$933	$2,805

Changes in unrealized gain (loss) on derivatives	$691	$(2,489)	$(938)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	(284)	1,024	387

Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$407	$(1,465)	$(551)

Reclassification of earnings from gains on derivatives	$(304)	$(500)	$0
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	247	208	0

Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(57)	$(292)	$0

Reclassifications of fair value adjustment to investment securities held-to-maturities	$0	$839	$0
Accretion of held-to-maturity from other comprehensive income to interest income	(155)	(65)	0
Changes in deferred tax related to accretion of held-to-maturity investment securities	64	27	0
Changes in deferred tax asset related to reclassification of fair value adjustment to investment securities held-to-maturity	0	(345)	0

Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	$(91)	$456	$0

Reclassification of securities available-for-sale to held-to-maturity	$0	$18,797	$0
Supplemental disclosures on non cash financing activities:
Accretion of preferred stock, Series A	$0	$0	$269
Redemption of preferred stock, Series A	$0	$0	$(17,000)
Issuance of preferred stock, Series B	$0	$0	$19,931
Cash dividend declared on common stock and payable after period-end	$419	$479	$510
Cash dividend declared on preferred stock and payable after period-end	$50	$196	$261

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Business Oversight (CDBO) and the Federal Deposit Insurance Corporation (FDIC). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates four full service branches in Redding, and Roseville, California.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, and Tehama, California. The Company considers Northern California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest bearing NOW, savings and money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services, electronic banking activities, and payroll processing. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

During the period of May 2009 through June 2012, the Holding Company owned a controlling interest in a full service mortgage company (Bank of Commerce Mortgage). On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its entire (51% capital stock) ownership interest in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. See Note 8 Discontinued Operations in these Notes to Consolidated Financial Statements, for further details relating to the sale of the mortgage subsidiary.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), the valuation of other real estate owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. As indicated in Note 8, Discontinued Operations, in these Notes to the Unaudited Consolidated Financial Statements, the Company’s results discussed in the consolidated financial statements reflect results from continuing operations unless otherwise noted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2013, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks, including interest bearing deposits in correspondent banks, and the Federal Reserve Bank (FRB), and federal funds sold. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.

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

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities, and in some instances their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $35 thousand at the time of transfer. The net unrealized gain of $839 thousand which was recorded in OCI net of tax is amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the year ended December 31, 2013.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the years ended December 31, 2013, 2012, and 2011, the Company did not recognize impairment losses.

Loans – Loans are stated at the principal amounts outstanding, net of deferred loan fees, deferred loan costs, and the ALLL. Interest on commercial, installment and real estate loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized over the contractual life of the loans as an adjustment of their yield. A loan is impaired when, based on current information and events, management believes it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired.

The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of the original principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans are loans which may be on nonaccrual, 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans where concessions in terms have been granted because of the borrower’s financial or legal difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower.

An exception to the 90 days past due policy for nonaccruals is applied to the Bank’s pool of home equity loans and lines that were purchased from a private equity firm. Regarding this specific loan pool, the Bank charges off any loans that are more than 90 days past due. In accordance with this policy, management does not expect to classify any of these loans from this pool to nonaccrual status. Management believes that at the time these loans become 90 days past due, it is likely that the Company will not collect the remaining principal balance on the loan.

Allowance for Loan and Lease Losses – The adequacy of the ALLL is monitored on a regular basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 8, where a higher rating represents higher risk. The 8 risk rating categories are a primary factor in determining an appropriate amount for the ALLL. The Bank’s Chief Credit Officer (CCO) is responsible for, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The CCO reviews and approves loans recommended for impaired status. The CCO also approves removing loans from impaired status.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the ALLL provided for that group of loans with similar risk rating. Credit loss factors may vary by region based on management’s belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the CCO whom reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events; we determine that we will probably not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize this impairment reserve as a specific component to be provided for in the ALLL or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated ALLL.

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 10% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by unstable real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

As adjustments become necessary, they are reported in earnings in the periods in which they become known as a change in the provision for loan and lease losses and a corresponding charge to the allowance. Loans, or portions thereof, deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans previously charged-off, are added to the allowance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Management believes that the ALLL was adequate as of December 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review. Approximately 70% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The sluggish U.S. economy, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan portfolio, and have led to increased levels of nonperforming loans, charge-offs, and the ALLL. A continued deterioration or prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on loan commitments previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities line item of the Consolidated Balance Sheets. See Note 18, Commitment and Contingencies in these Notes to Consolidated Financial Statements for additional disclosures on the reserve for unfunded commitments.

Secured Borrowings – Mortgage loans are generated through the Bank’s mortgage loan early purchase program (the “program”) with its former mortgage subsidiary. Under the program, the former mortgage subsidiary sells the Bank undivided participation ownership interests in mortgage loans, with recourse to the former mortgage subsidiary subject to a forward sales commitment. The former mortgage subsidiary then sells the mortgage loans, including the Bank’s interest, to the counterparty of the forward sale commitment in the secondary mortgage market. The recourse provisions allow the Bank to sell back mortgage loans to the former mortgage subsidiary that are not saleable on the secondary market. The maximum amount the Bank will own a participation interest in at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2013 and December 31, 2012, the Banks interest in loans pending sale on the secondary market was $0 and $65.1 million, respectively.

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

Under the program, the Bank receives a purchase fee from the former mortgage subsidiary which is paid on a loan by loan basis. These fees are recorded under the line item of other noninterest income in the Consolidated Statements of Operations. In addition, the Bank recognizes interest income on its ownership interest between the loan funding date and the date the loan is sold on the secondary market. The loans and the servicing rights are generally sold in the secondary mortgage market within seven to twenty days. At December 31, 2013, mortgage loans originated through the program are accounted for as secured borrowings which are included in commercial loan balances for reporting purposes.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Real Estate Owned – OREO represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lesser of carrying value or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

Subsequent valuation adjustments are recognized under the line item write down of other real estate owned in the Consolidated Statements of Operations. Revenue and expenses incurred from OREO property are recorded in noninterest income or noninterest expense, in the Consolidated Statements of Operations, respectively. In some instances, the Bank may make loans to facilitate the sales of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

Income Taxes – Income taxes reported in the financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. Management believes that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 10, Income Taxes in these Notes to Consolidated Financial Statements for more information on income taxes.

Derivative Financial Instruments and Hedging Activities – The Company uses derivative instruments for risk management purposes. Presently, all of the Company’s derivative instruments are designated in qualifying hedge accounting relationships, however at certain times, the Company has maintained derivative instruments that have not qualified for hedge accounting or were not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. Additionally, we generally report derivative financial instruments on a gross basis. However, in certain instances we report our position on a net basis where we have asset and liability derivative positions with a single counterparty, we have a legally enforceable right of offset, and we intend to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 19, Derivatives in these Notes to Consolidated Financial Statements.

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

Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated OCI, as a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in OCI, as a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings.

Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as hedges under GAAP are reported in current period earnings.

Discontinued Operations – The results of discontinued operations, less applicable income taxes, are reported as a separate component of income in the Consolidated Statements of Operations. Adjustments to amounts previously reported in discontinued operations that are directly related to the disposal of a component of an entity in a prior period would be classified separately in the current period in discontinued operations. In addition, the nature and amount of such adjustments would be disclosed. The assets and liabilities of discontinued operations are presented separately in the other asset and other liability line items, respectively, of the Consolidated Balance Sheets. See Note 8, Discontinued Operations in these Notes to Consolidated Financial Statements for further disclosures regarding discontinued operations.

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. For fiscal year 2011, the Company identified two primary business segments; Commercial Banking and Mortgage Brokerage Services. During 2012, the Company disposed of the Mortgage Brokerage Services segment. See Note 8, Discontinued Operations, in these Notes to the Consolidated Financial Statements for further disclosures on the sale of the mortgage subsidiary. Accordingly, as of December 31, 2013, the Company operated under one primary business segment: Commercial Banking.

Share Based Payments – The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock to eligible employees and directors. The 2010 Equity Incentive Plan (“the Plan”) was approved by the Company’s shareholders on May 15, 2010.

The Plan provides for awards of incentive and nonqualified stock options and restricted stock in the form of options, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory stock options (“NSOs”), or restricted stock to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and for a term of no more than ten years, and generally become exercisable over five years from the date of the grant. Additional disclosure of the payment activity and shares available for future grants is available in Note 20, Shareholders Equity, in these Notes to the Unaudited Consolidated Financial Statements.

In accordance with FASB ASC 718, Stock Compensation, we recognize in the income statement the grant-date fair value of stock options, restricted stock and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using the following assumptions:

•	Volatility represents the historical volatility in the Company’s common stock price, for a period consistent with the expected life of the option.

•	Risk free rate was derived from the U.S. Treasury rate at the time of the grant, which coincides with the expected life of the option.

•	Expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant.

•	Annual dividend rate is the ratio of the expected annual dividends to the Company’s common stock price on the grant date.

•	Assumed forfeiture rate is derived from historical data for option forfeiture rates within the valuation model.

•	Expected life is estimated based on the history of the Company’s stock option holders and expectations regarding future forfeitures giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2013 and 2012. There were no new option grants for the year ended December 31, 2011.

	2013	2012
Volatility	26.65%	26.42%
Risk free interest rate	1.4%	.84%
Expected dividends	$0	$0.12
Annual dividend rate	0.00%	2.96%
Assumed forfeiture rate	0	0
Expected Life	7	7

Earnings per Share

Earnings per share (EPS) is an important measure of the Company’s performance for investors and other users of financial statements. Certain of our securities, such as convertible bonds, preferred stock, restricted stock and stock options, permit the holders to become common stockholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of EPS figures inherent in the Company’s capital structure, we are required to present a dual presentation of EPS—basic EPS and diluted EPS.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on EPS. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive nonforfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

The Company presents both basic and diluted EPS from continuing operations and discontinued operations on the face of the Consolidated Statements of Operations. In addition, detailed presentation of the EPS calculation is provided in Note 24, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

Advertising Costs – For the years ended December 31, 2013, 2012, and 2011, advertising costs were $110 thousand, $157 thousand, and $140 thousand respectively. Advertising costs were expensed as incurred.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure a consensus of the FASB Emerging Issues Task Force. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted update using either a modified retrospective transition method or a prospective transition method. The Company is currently in the process of evaluating the ASU.

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects a consensus of the FASB Emerging Issues Task Force. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. The amendments in this Update are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the ASU.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The update requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine them with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. Early adoption is permitted. The Company is currently in the process of evaluating the ASU but does not expect this update will have a material impact on the Company’s consolidated financial statements.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with two primary correspondents, which totaled $550 thousand at December 31, 2013 and 2012. The Company did not maintain any unguaranteed balances at correspondent banks as of December 31, 2013 and 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2013, and December 31, 2012:

(Dollars in thousands)	As of December 31, 2013
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$6,580	$0	$(316)	$6,264
Obligations of state and political subdivisions	60,370	672	(1,833)	59,209
Residential mortgage backed securities and collateralized mortgage obligations	64,026	318	(1,353)	62,991
Corporate securities	48,836	282	(888)	48,230
Commercial mortgage backed securities	10,828	24	(380)	10,472
Other asset backed securities	29,717	388	(631)	29,474

Total	$220,357	$1,684	$(5,401)	$216,640

Held-to-maturity securities
Obligations of state and political subdivisions	$36,696	$36	$(2,707)	$34,025

(Dollars in thousands)	As of December 31, 2012
Available-for-sale securities	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government & agencies	$2,970	$0	$(24)	$2,946
Obligations of state and political subdivisions	56,802	1,797	(115)	58,484
Residential mortgage backed securities and collateralized mortgage obligations	51,177	670	(317)	51,530
Corporate securities	60,516	1,358	(318)	61,556
Commercial mortgage backed securities	4,412	2	(90)	4,324
Other asset backed securities	18,546	269	(301)	18,514

Total	$194,423	$4,096	$(1,165)	$197,354

Held-to-maturity securities
Obligations of state and political subdivisions	$31,483	$60	$(50)	$31,493

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2013, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$0	$0	$122	$122
One year through five years	45,765	45,952	604	626
Five years through ten years	96,713	94,527	13,380	12,745
After ten years	77,879	76,161	22,590	20,532

	$220,357	$216,640	$36,696	$34,025

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $43.8 million in securities with safekeeping institutions for pledging purposes. Of this amount, $19.6 million were pledged as of December 31, 2013. The following table presents the fair market value of the securities held, segregated by purpose, as of December 31, 2013:

(Dollars in thousands)	Amount
Public funds collateral	$21,706
Federal Home Loan Bank borrowings	16,505
Interest rate swap contracts	5,541

Total securities held for pledging purposes	$43,752

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	For years ended December 31,
	2013	2012	2011
Proceeds from sales of securities	$103,303	$112,149	$104,276
Gross realized gains on sales of securities:
U.S. government & agencies	$0	$0	$165
Obligations of state and political subdivisions	261	2,710	527
Residential mortgage backed securities and collateralized mortgage obligations	250	594	713
Corporate securities	1,022	464	204
Commercial mortgage backed securities	0	43	0
Other asset backed securities	52	195	0

Total gross realized gains on sales of securities	$1,585	$4,006	$1,609
Gross realized losses on sales of securities
U.S. government & agencies	$(100)	$0	$(5)
Obligations of state and political subdivisions	(215)	0	(4)
Residential mortgage backed securities and collateralized mortgage obligations	(199)	(158)	(32)
Corporate securities	(29)	(16)	(12)
Commercial mortgage backed securities	0	(10)	(6)
Other asset backed securities	(47)	0	0

Total gross realized losses on sales of securities	$(590)	$(184)	$(59)

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2013, and December 31, 2012. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

(Dollars in thousands)	As of December 31, 2013
	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$5,446	$(147)	$819	$(168)	$6,265	$(315)
Obligations of states and political subdivisions	29,943	(1,578)	2,727	(255)	32,670	(1,833)
Residential mortgage backed securities and collateralized mortgage obligations	44,197	(1,214)	3,271	(139)	47,468	(1,353)
Corporate securities	32,649	(792)	2,960	(96)	35,609	(888)
Commercial mortgage backed securities	5,543	(205)	1,437	(176)	6,980	(381)
Other asset backed securities	15,303	(518)	1,723	(113)	17,026	(631)

Total temporarily impaired securities	$133,081	$(4,454)	$12,937	$(947)	$146,018	$(5,401)

Held-to-maturity securities
Obligations of states and political subdivisions	$23,800	$(1,524)	$7,533	$(1,183)	$31,333	$(2,707)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2012
	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$2,947	$(24)	$0	$0	$2,947	$(24)
Obligations of states and political subdivisions	8,443	(109)	166	(6)	8,609	(115)
Residential mortgage backed securities and collateralized mortgage obligations	14,367	(288)	1,662	(29)	16,029	(317)
Corporate securities	16,036	(85)	6,762	(233)	22,798	(318)
Commercial mortgage backed securities	1,535	(89)	0	0	1,535	(89)
Other asset backed securities	8,091	(153)	1,419	(149)	9,510	(302)

Total temporarily impaired securities	$51,419	$(748)	$10,009	$(417)	$61,428	$(1,165)

Held-to-maturity securities
Obligations of states and political subdivisions	$11,154	$(50)	$0	$0	$11,154	$(50)

At December 31, 2013 and December 31, 2012, 195 and 82 securities were in an unrealized loss position, respectively.

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

The available-for-sale residential mortgage backed securities, commercial backed securities, and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2013, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates and or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2013, and December 31, 2012:

(Dollars in thousands)	For the years ended December 31,
	2013	2012
Commercial	$170,429	$232,276
Real estate – construction loans	18,545	16,863
Real estate – commercial (investor)	205,384	211,318
Real estate – commercial (owner occupied)	83,976	75,085
Real estate – ITIN loans	56,101	60,105
Real estate – mortgage	14,590	18,452
Real estate – equity lines	45,462	45,181
Consumer	3,472	4,422
Other	36	349

Gross portfolio loans	$597,995	$664,051
Less:
Deferred loan fees, net	(303)	(312)
Allowance for loan losses	14,172	11,103

Net portfolio loans	$584,126	$653,260

Gross loan balances in the table above include net premiums of $53 thousand and net discounts of $24 thousand as of December 31, 2013, and December 31, 2012, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Age analysis of past due loans, segregated by class of loans, as of December 31, 2013, and December 31, 2012, were as follows:

(Dollars in thousand)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$0	$0	$0	$0	$170,429	$170,429	$0
Commercial real estate:
Construction	0	0	0	0	18,545	18,545	0
Other	0	0	0	0	289,360	289,360	0
Residential:
1-4 family	3,125	436	3,167	6,728	63,963	70,691	0
Home equities	131	25	0	156	45,306	45,462	0
Consumer	0	0	0	0	3,508	3,508	0

Total	$3,256	$461	$3,167	$6,884	$591,111	$597,995	$0

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2012
Commercial	$312	$59	$0	$371	$231,905	$232,276	$0
Commercial real estate:
Construction	0	0	0	0	16,863	16,863	0
Other	1,265	2,326	8,343	11,934	274,469	286,403	0
Residential:
1-4 family	2,758	1,460	5,019	9,237	69,320	78,557	0
Home equities	126	23	0	149	45,032	45,181	0
Consumer	0	0	0	0	4,771	4,771	0

Total	$4,461	$3,868	$13,362	$21,691	$642,360	$664,051	$0

A loan is considered impaired when based on current information and events; the Company determines it is probable that it will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. Generally, when the Company identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral is used, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. The Company obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. The Company’s impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by the Company’s Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, the Company may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Company does not believe there are significant time lapses for the recognition of additional loan loss provisions or charge offs from the date they become known.

The following table summarizes impaired loans by loan class as of December 31, 2013, and December 31, 2012:

(Dollars in thousands)	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Other	$15,736	$18,184	$0
Residential:
1-4 family	3,714	6,091	0
Home equities	539	545	0

Total with no related allowance recorded	$19,989	$24,820	$0
With an allowance recorded:
Commercial	$6,590	$6,808	$2,988
Commercial real estate:
Other	6,011	6,020	814
Residential:
1-4 family	8,805	9,804	963
Home equities	746	746	229

Total with an allowance recorded	$22,152	$23,378	$4,994
Subtotal:
Commercial	$6,590	$6,808	$2,988
Commercial real estate	$21,747	$24,204	$814
Residential	$13,804	$17,186	$1,192

Total impaired loans	$42,141	$48,198	$4,994

(Dollars in thousands)	As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$109	$109	$0
Commercial real estate:
Other	24,479	29,558	0
Residential:
1-4 family	5,809	8,630	0

Total with no related allowance recorded	$30,397	$38,297	$0
With an allowance recorded:
Commercial	$3,349	$3,370	$1,051
Commercial real estate:
Other	4,598	4,598	194
Residential:
1-4 family	8,755	9,603	980
Home equities	561	561	76

Total with an allowance recorded	$17,263	$18,132	$2,301
Subtotal:
Commercial	$3,458	$3,479	$1,051
Commercial real estate	$29,077	$34,156	$194
Residential	$15,125	$18,794	$1,056

Total impaired loans	$47,660	$56,429	$2,301

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $722 thousand, $759 thousand, and $354 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	For the years ended December 31,
	2013	2012
Commercial	$6,527	$2,935
Commercial real estate:
Other	14,539	24,008
Residential:
1-4 family	8,217	11,630
Home equities	513	0

Total	$29,796	$38,573

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$7,239	$82	$1,211	$7	$1,184	$1
Commercial real estate:
Construction	0	0	82	0	1,087	3
Other	24,186	291	22,486	385	17,181	347
Residential:
1-4 family	13,971	80	16,036	75	17,778	163
Home equities	875	26	678	15	1,262	67

Total	$46,271	$479	$40,493	$482	$38,492	$581

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

Maturity – A modification in which the maturity date, timing of payments, or frequency of payments is modified.

Payment Deferral – A modification in which a portion of the principal is deferred.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present the period ending balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	For the year ended December 31, 2013
	Rate	Rate & Maturity	Rate & Payment Deferral	Maturity	Payment Deferral	Total
Commercial	$0	$0	$0	$6,093	$0	$6,093
Commercial real estate:
Other	0	6,029	0	918	2,129	9,076
Residential:
1-4 family	550	205	539	0	0	1,294
Home equities	0	161	0	0	0	161

Total	$550	$6,395	$539	$7,011	$2,129	$16,624

(Dollars in thousands)	For the year ended December 31, 2012
	Rate	Rate & Maturity	Rate & Payment Deferral	Maturity	Payment Deferral	Total
Commercial	$0	$17	$0	$104	$453	$574
Commercial real estate:
Other	0	740	0	2,838	1,131	4,709
Residential:
1-4 family	1,622	0	367	0	0	1,989
Home equities	55	209	0	0	0	264

Total	$1,677	$966	$367	$2,942	$1,584	$7,536

(Dollars in thousands)	For the year ended December 31, 2011
	Rate	Rate & Maturity	Payment Deferral	Total
Commercial	$5,329	$0	$49	$5,378
Commercial real estate:
Other	6,206	0	2,088	8,294
Residential:
1-4 family	4,223	43	0	4,266
Home equities	297	0	0	297

Total	$16,055	$43	$2,137	$18,235

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the years ended December 31, 2013, 2012, and 2011.

(Dollars in thousands)	2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$6,837	$6,638
Commercial real estate:
Other	4	9,050	8,604
Residential:
1-4 family	15	1,286	1,360
Home equities	2	165	166

Total	24	$17,338	$16,768

(Dollars in thousands)	2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$579	$579
Commercial real estate:
Other	4	4,968	4,968
Residential:
1-4 family	18	1,974	2,020
Home equities	4	261	268

Total	30	$7,782	$7,835

(Dollars in thousands)	2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$5,390	$5,390
Commercial real estate:
Other	5	8,309	8,309
Residential:
1-4 family	44	4,792	4,799
Home equities	5	299	303

Total	56	$18,790	$18,801

At December 31, 2013 and December 31, 2012, impaired loans of $8.8 million and $8.6 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2013 and December 2012, respectively.

As of December 31, 2013, the Company had $33.4 million in TDRs compared to $24.7 million as of December 31, 2012. As of December 31, 2013, the Company had one hundred and eighteen restructured loans that qualified as TDRs, of which one hundred and two were performing according to their restructured terms. TDRs represented 5.59% of gross portfolio loans as of December 31, 2013, compared with 3.71% at December 31, 2012.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents loans modified as TDRs within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2013, 2012 and 2011, respectively:

(Dollars in thousands)	2013		2012		2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential:
1-4 family	9	591	6	677	5	$438
Home equities					1	39
Commercial real estate:
Other			1	$1,000

Total	9	$591	7	$1,677	6	$477

The foundation or primary factor in determining the appropriate credit quality indicators is the degree of a debtor’s willingness and ability to perform as agreed. The Company defines a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. The Company defines a nonperforming loan as an impaired loan which may be on nonaccrual, 90 days past due and still accruing, or has been restructured and is not in compliance with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain.

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	December 31, 2013
	Performing	Nonperforming	Total
Commercial	$163,902	$6,527	$170,429
Commercial real estate:
Construction	18,545	0	18,545
Other	274,821	14,539	289,360
Residential:
1-4 family	62,474	8,217	70,691
Home equities	44,949	513	45,462
Consumer	3,508	0	3,508

Total	$568,199	$29,796	$597,995

(Dollars in thousands)	December 31, 2012
	Performing	Nonperforming	Total
Commercial	$229,341	$2,935	$232,276
Commercial real estate:
Construction	16,863	0	16,863
Other	262,395	24,008	286,403
Residential:
1-4 family	66,927	11,630	78,557
Home equities	45,181	0	45,181
Consumer	4,771	0	4,771

Total	$625,478	$38,573	$664,051

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Notes to Consolidated Financial Statements

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of December 31, 2013, and December 31, 2012:

(Dollars in thousands)	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$131,042	$24,274	$7,177	$7,936	$0	$170,429
Commercial real estate:
Construction	18,048	497	0	0	0	18,545
Other	247,656	18,343	2,309	21,052	0	289,360
Residential:
1-4 family	56,832	1,340	0	12,519	0	70,691
Home equities	41,147	2,311	25	1,979	0	45,462
Consumer	3,307	38	130	33	0	3,508

Total	$498,032	$46,803	$9,641	$43,519	$0	$597,995

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2012
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$203,280	$16,330	$6,850	$5,816	$0	$232,276
Commercial real estate:
Construction	16,790	73	0	0	0	16,863
Other	225,772	30,421	897	29,313	0	286,403
Residential:
1-4 family	62,356	1,180	457	14,564	0	78,557
Home equities	40,935	2,666	0	1,580	0	45,181
Consumer	4,376	354	0	41	0	4,771

Total	$553,509	$51,024	$8,204	$51,314	$0	$664,051

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of December 31, 2013, and December 31, 2012:

(Dollars in thousands)	As of December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(882)	(230)	(25)	(1,633)	0	(2,770)
Recoveries	58	2,483	1	547	0	3,089
Provision	3,713	(2,252)	31	244	1,014	2,750

Ending balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172

Ending balance: individually evaluated for impairment	$2,988	$814	$0	$1,192	$0	$4,994
Ending balance: collectively evaluated for impairment	$4,069	$1,970	$35	$1,301	$1,803	$9,178
Financing receivables
Ending balance	$170,429	$307,905	$3,508	$116,153	$0	$597,995
Ending balance individually evaluated for impairment	$6,590	$21,747	$0	$13,804	$0	$42,141
Ending balance collectively evaluated for impairment	$163,839	$286,158	$3,508	$102,349	$0	$555,854

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,773	$3,796	$33	$3,690	$330	$10,622
Charge offs	(604)	(6,541)	(5)	(2,712)	0	(9,862)
Recoveries	118	13	2	810	0	943
Provision	1,881	5,515	(2)	1,547	459	9,400

Ending balance	$4,168	$2,783	$28	$3,335	$789	$11,103

Ending balance: individually evaluated for impairment	$1,051	$194	$0	$1,056	$0	$2,301
Ending balance: collectively evaluated for impairment	$3,117	$2,589	$28	$2,279	$789	$8,802
Financing receivables
Ending balance	$232,276	$303,266	$4,771	$123,738	$0	$664,051
Ending balance individually evaluated for impairment	$3,458	$29,077	$0	$15,125	$0	$47,660
Ending balance collectively evaluated for impairment	$228,818	$274,189	$4,771	$108,613	$0	$616,391

The ALLL totaled $14.2 million or 2.37% of total portfolio loans at December 31, 2013 and $11.1 million or 1.67% at December 31, 2012. The related allowance allocation for the Individual Tax Identification Number (ITIN) portfolio which is included in the residential classification was $1.3 million and $1.5 million at December 31, 2013, and December 31, 2012, respectively. In addition, as of December 31, 2013, the Company had $192 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $698 thousand in other liabilities line item in the Consolidated Balance Sheets.

During 2012, pursuant to ASC 860, Transfers and Servicing, and in connection with the sale of our former mortgage subsidiary, the Company reclassified mortgage loans held-for-sale to secured borrowings. Accordingly, at December 31, 2012, $65.1 million in loans held-for-sale were reclassified as a secured commercial loan, and were included in portfolio loan balances at December 31, 2012. At the time of the transfer, management determined that no additional allowance reserves were necessary due to the short term nature of the agreement, and insignificant loss histories of this loan class. As of December 31, 2013, the secured commercial borrowing did not have an outstanding balance, a decrease of $65.1 million compared to December 31, 2012. The decrease in the secured commercial borrowing line is primarily attributable to increases in market interest rates resulting in lower loan volume. Consequently, the ALLL to total loans ratio reported at December 31, 2013, increased significantly compared to the reported ratio at December 31, 2012.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The ALLL was adequately funded as of December 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

Approximately 70% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The recent U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the ALLL. If the Bank determines the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Due to the recent decline in real estate values in our markets and the deterioration of the U.S. economy, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loans losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2013, the unallocated allowance amount represented 13% of the ALLL, compared to 7% at December 31, 2012. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of continued weak and uncertain business and economic conditions, credit risk and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Consumer Loans – The Company’s consumer loan portfolio is generally limited to home equity loans with nominal originations in unsecured personal loans. The Company is highly dependent on third party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

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

Notes to Consolidated Financial Statements

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

NOTE 6. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Land	$1,768	$1,768
Land improvements	195	195
Bank buildings	8,581	8,395
Furniture, fixtures and equipment	8,252	7,330
Construction in progress	946	411

Total premises and equipment	19,742	18,099
Less: Accumulated depreciation and amortization	(8,849)	(8,363)

Premises and equipment, net	$10,893	$9,736

The Company records depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $993 thousand, $874 thousand, and $833 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The Bank has entered into a number of non-cancelable lease agreements with respect to various premises. See Note 18, Commitment and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 7. OTHER REAL ESTATE OWNED

The following table presents the changes in OREO, net of valuation allowance, for the years ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$3,061	$3,731	$2,288
Additions to other real estate owned	1,585	6,238	5,033
Dispositions of other real estate owned	(3,733)	(6,483)	(3,033)
Valuation adjustments in the period	0	(425)	(557)

Total	$913	$3,061	$3,731

For the year ended December 31, 2013, the recorded investment in OREO was $913 thousand. For the year ended December 31, 2013, the Company transferred foreclosed property from ten loans in the amount of $1.6 million to OREO and adjusted the balances through charges to the ALLL in the amount of $4 thousand relating to the transferred foreclosed property. During this period, the Company sold twenty-three properties with balances of $3.7 million for a net loss of $130 thousand, and did not record any write downs of existing OREO in noninterest expense. The December 31, 2013 OREO balance consists of three properties, of which two are secured with 1-4 family residential real estate in the amount of $163 thousand. The remaining property consists of improved commercial land in the amount of $750 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8. DISCONTINUED OPERATIONS

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. At the time of the sale the Mortgage Company operated twenty-one offices in the states of California and Colorado, and was licensed to do business in California, Colorado, Oregon, Nevada and Texas. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009, by acquiring 51% of its capital stock.

Under the terms of the Stock Purchase Agreement, the purchaser acquired Bank of Commerce Holdings’ 51% interest at a price of $5.2 million. In exchange for Bank of Commerce Holdings’ 51% share of the Mortgage Company’s equity, Bank of Commerce Holdings received consideration of $321 thousand in cash ($521 thousand, net of $200 thousand earn out payment), and a promissory note in the amount of $4.7 million. Pursuant to the Stock Purchase Agreement, the Bank remains 51% liable to any losses or damages arising from any loan buyback agreements in connection with the business of the Company entered into after the date of the closing of the original Stock Purchase Agreement and prior to June 30, 2012. The existing shareholder is responsible for 49% of any losses or damages arising from such loan buyback agreements. As of December 31, 2013, from the inception of the Stock Purchase Agreement, the Company has realized $52 thousand in losses resulting from the repurchase of two loans. Although, management cannot reasonably estimate the number of loan buybacks the Mortgage Company may incur in the future, the losses are not expected to be material.

In accordance to the original terms of the promissory note (the “Note”) payments commenced in 2013 and are due quarterly over a consecutive five year period. The Company received all amounts due under the Note in 2013, and expects to receive the remaining payments dune under the Note in accordance to the prescribed payment schedule. The Note carries a zero rate of interest and the obligation is guaranteed by the continuing shareholder of the Mortgage Company.

The transaction is expected to be cash flow neutral, with $5.2 million resulting in a return of all cash paid to acquire the 51% ownership interest plus 51% of undistributed earnings during the holding period. The Company believes the transaction puts both parties in position to take advantage of other strategic growth opportunities. The Mortgage Company will continue its operations under a different assumed name. The transaction provides for a continued relationship between the Company and the Mortgage Company. Accordingly, the Bank will continue to provide the Mortgage Company a warehouse line of credit, and will continue to participate in the early purchase program.

The warehouse line of credit provides the Mortgage Company with additional funding capacity of $10.0 million, based on a percentage of mortgage loans, which are pledged as collateral against the advances received. Advances are due to be repaid upon the earlier of the sale of the mortgage loans that are pledged as collateral or specific period of time from the date on which the advance is received. Interest is payable when the loans are repurchased and accrues at a rate that fluctuates with prime and the applicable margins. The agreement contains certain financial covenants concerning maximum debt to equity, minimum net worth, working capital requirements and profitability, all of which were met as of December 31, 2013. The outstanding warehouse line balances at December 31, 2013 and December 31, 2012 were $3.0 million and $7.5 million, respectively.

Under the early purchase program, the former mortgage subsidiary will continue to sell undivided participation ownership interests in mortgage loans to the Bank. The maximum amount of loans the Bank will own at any time may not exceed 80% of the Bank’s total risk based capital. At December 31, 2013, there was no outstanding balance under the program.

The disposal of the Mortgage Company, which was accounted for as a segment of the Company, resulted in a $746 thousand loss. Accordingly, discontinued operations accounting was applied and the loss was incorporated under the caption Discontinued Operations, within the line item “income from discontinued operations” in the Consolidated Statements of Operations incorporated in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents summarized financial information for discontinued operations for the years ended December 31, 2012, and 2011. The amounts represented are net of intercompany transactions.

(Dollars in thousands)	2012	2011
Interest on fees and loans	$969	$1,054
Interest on other borrowings	1,032	1,122

Net interest income	(63)	(68)

Mortgage banking revenue, net	10,614	13,879

Noninterest income	10,614	13,879

Salaries and related benefits	6,807	8,832
Occupancy and equipment expense	672	962
Professional service fees	695	1,252
Other expenses	1,096	1,253

Noninterest expense	9,270	12,299

Income from operations	1,281	1,512
Loss on disposal of Mortgage Subsidiary	(746)	0

Income from discontinued operations	535	1,512
Income tax expense associated with income from discontinued operations	331	392

Net income from discontinued operations	204	1,120

Less: Net income from discontinued operations attributable to noncontrolling interest	348	549

Net (loss) income from discontinued operations attributable to controlling interest	$(144)	$571

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9. OTHER ASSETS

Other assets consist of the following at December 31, 2013, and 2012:

(Dollars in thousands)	2013	2012
Cash surrender value of bank owned life insurance policies	$16,216	$15,507
Deferred tax asset, net	11,653	7,959
Federal Home Loan Bank stock	4,531	5,875
Interest receivable	3,630	3,215
Promissory note receivable	2,607	3,592
Taxes receivable	1,990	0
Investments in affordable housing credits	5,834	1,490
Investment in unconsolidated trusts	465	465
Prepaid expenses	627	422
Other	1,006	937

Total	$48,559	$39,462

NOTE 10. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Operations for the years ended December 31 for each of the past three years.

(Dollars in thousands)	Current	Deferred	Total
Year ended December 31, 2013:
Federal	$4,107	$(809)	$3,298
State	1,422	(321)	1,101

	$5,529	$(1,130)	$4,399

Year ended December 31, 2012:
Federal	$4,520	$(1,643)	$2,877
State	1,063	(500)	563

	$5,583	$(2,143)	$3,440

Year ended December 31, 2011:
Federal	$2,154	$567	$2,721
State	(47)	162	115

Total	$2,107	$729	$2,836

The Company’s effective tax rate is derived from the sum of income tax expense for continuing operations divided by the sum of income from continuing operations. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2012, 2011, and 2010:

	2013	2012	2011
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
Return to provision adjustment for 2012 taxable gain on sale of subsidiary	6.34%	0.00%	0.00%
State franchise tax, net of federal tax benefit	5.89%	3.74%	(0.01)%
Officer life insurance	(1.47)%	(1.30)%	(1.45)%
Affordable housing credits	(1.80)%	(1.59)%	(2.03)%
Tax-exempt interest	(7.02)%	(7.74)%	(7.16)%
Other	(0.27)%	2.03%	3.42%

Effective Tax Rate	35.67%	29.14%	26.77%

The increase in the effective tax rate during 2013 was primarily driven by increased income tax expense recognized during the third and fourth quarter of 2013. Income tax expense for the third and fourth quarter of 2013 included the correction of an immaterial under-accrual of income tax expense resulting from incorrectly accounting for the book/tax timing differences relating to the sale of the Company’s former mortgage subsidiary. As a result, during the third and fourth quarter of 2013, the Company recognized additional income tax expense totaling $864 thousand, relating to the 2012 tax year. Consequently, during the third quarter of 2013, the Company recognized $88 thousand of interest and penalties relating to 2012 tax year. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (recorded in other assets on the Consolidated Balance Sheets) as of December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Deferred tax assets:
Loan loss reserves	$6,639	$5,048
Deferred compensation	2,967	3,019
Unrealized losses other comprehensive income	1,939	652
State franchise taxes	319	317
Other	1,432	1,899

Total deferred tax assets	$13,296	$10,935
Deferred tax liabilities:
Deferred state taxes	$(885)	$(776)
Deferred loan origination costs	(444)	(428)
Unrealized gains other comprehensive income	(255)	(875)
Depreciation	(59)	(124)
Other	0	(121)

Total deferred tax liabilities	$(1,643)	$(2,324)
Net deferred tax asset	$11,653	$7,959

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $13.3 million and $10.3 million at December 31, 2013 and 2012, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

In October 2006, the Company invested in the California Affordable Housing Fund – 2006 I, LLC in return for federal and state tax credits. The Company invested $2.5 million as of December 31, 2009. The Company received federal and state tax credits through the years ended December 31, 2011. Beginning in 2012, the state tax credits benefits expired, however the Company will continue to receive federal tax credit benefits through 2023. The Company received $158 and $0 thousand, $158 thousand and $0, $158 and $28 thousand in federal and state tax credits relating to these funds for the years ended December 31, 2013, 2012, and 2011, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2013, the Company invested in three affordable housing funds in return for federal and state tax credits. The Company has committed to $5.5 million in aggregate contributions through 2023. During 2013, the Company received $64 thousand and $3 thousand in federal and state tax credits relating to these funds, respectively. The Company will continue to receive federal tax credit benefits through 2025, and state tax credit benefits through 2016 relating to these investments.

Additionally, the Company has no unrecognized tax benefits at December 31, 2013 and 2012. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2008.

NOTE 11. DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Interest bearing demand	$146,741	$112,131
Money market	126,649	127,461
Savings	90,442	89,364
Time, $100,000 and over	201,340	199,388
Time less than $100,000	47,137	55,234

Total interest bearing deposits	$612,309	$583,578

The following table presents interest expense for each deposit type for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Interest bearing demand	$224	$240	$184
Money market	261	370	603
Savings	254	394	792
Time, $100,000 and over	2,123	2,853	3,608
Time less than $100,000	502	844	1,304

Total interest bearing deposits	$3,364	$4,701	$6,491

The following table presents the scheduled maturities of all time deposits as of December 31, 2013:

(Dollars in thousands)
Amounts due in:
One year or less	$134,014
One to three years	83,215
Three to five years	21,508
Over five years	9,740

Total time deposits	$248,477

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the scheduled maturities of time deposits of $100 thousand or more as of December 31, 2013:

(Dollars in thousands)
Amounts due in:
Three months or less	$39,594
Over three months through six months	25,505
Over six months through twelve months	37,453
Over twelve months	98,788

Total time deposits	$201,340

NOTE 12. FEDERAL FUNDS PURCHASED

At December 31, 2013 and 2012, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $103.3 million at December 31, 2013. The Bank had available lines of credit with the Federal Reserve totaling $18.6 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $35.0 million at December 31, 2013. At December 31, 2013, the lines of credit had interest rates ranging from 0.28% to 1.13%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 13. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2013 and 2012:

(Dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2013	$0	0%	$0	$0
December 31, 2012	$13,095	0.15%	$17,390	$17,390

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $5.8 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2013 and 2012 were $15.6 million and $16.3 million, respectively. Agency mortgage backed securities and agency notes are pledged as collateral in an amount equal to, or greater than the repurchase agreements. During 2013, the bank discontinued the use of the program.

NOTE 14. TERM DEBT

The Bank had outstanding secured advances from the FHLB at December 31, 2013 and 2012 of $75.0 million and $125.0 million, respectively.

Future contractual maturities of FHLB term advances at December 31, 2013 are as follows:

(Dollars in thousands)
Year	Amount
2014	$75,000
Thereafter	0

Total FHLB advances	$75,000

The maximum amount outstanding from the FHLB under term advances at any month end during 2013 and 2012 was $135.0 million and $125.0 million, respectively. The average balance outstanding on FHLB term advances during 2013 and 2012 was $109.7 million and $110.4 million, respectively. The weighted average interest rates on the borrowings at December 31, 2013 and 2012, was 0.23% and 0.39%, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of December 31, 2013, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $4.5 million. Furthermore, the Company has pledged $251.7 million of its commercial and real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of December 31, 2013, the Company held $16.4 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of December 31, 2013.

NOTE 15. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2013, the Company had two wholly-owned trusts (“Trusts”) formed in 2003 and 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements.

The following table presents information about the Trusts as of December 31, 2013

(Dollars in thousands)
Trust Name	Issue Date	Issued Amount	Rate (1)		Effective Rate (2)	Maturity Date	Redemption Date
Bank of Commerce Holdings Trust	March 18,2003	$5,155	Floating	(3)	3.54%	April 7, 2033	(5)
Bank of Commerce Holdings Trust II	July 29, 2005	10,310	Floating	(4)	1.83%	September 15, 2035	(6)

Total		$15,465

(1)	Contractual interest rate of junior subordinated debentures.
(2)	Effective rate as of December 31, 2013.
(3)	Rate based on three month London Interbank Offered Rate (LIBOR) plus 3.30% adjusted quarterly. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%.
(4)	Rate based on three month LIBOR plus 1.58% adjusted quarterly.
(5)	Redeemable on quarterly payment dates.
(6)	Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $15.5 million of trust preferred securities issued to the Trusts as of December 31, 2013 and 2012, are reflected as junior subordinated debentures in the Consolidated Balance Sheets. The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $465 thousand at December 31, 2013 and 2012.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2013, under guidance issued by the Federal Reserve Board.

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

At December 31, 2013, the Company’s restricted core capital elements were 15% of total core capital, net of goodwill and any associated deferred tax liability.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Delayed equity contributions affordable housing tax credit investments	$4,796	$0
Deferred compensation – directors fees	3,369	3,218
Derivatives	2,890	4,085
Deferred compensation – retired officers	2,028	383
Deferred compensation – salary continuation	1,221	3,132
Accrued employee cash rewards	830	713
Dividend payable on common and preferred stock	469	675
Reserve for unfunded commitments	698	499
Interest payable	204	251
Other	1,292	1,535

Total	$17,797	$14,491

NOTE 17. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $317 thousand, $308 thousand, and $250 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. No discretionary contributions were made over the three year reporting period.

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

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Compensation expense under the salary continuation plan totaled $198 thousand, $349 thousand, and $384 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, 2012 and 2011, the vested benefit payable was $1.2 million, $3.1 million, and $2.5 million respectively.

Retired employees deferred compensation – Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on retired employees deferred compensation is fixed at 10% per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2013, 2012 and 2011, the vested benefit payable was $2.0 million, $383 thousand and $553 thousand, respectively.

For the year ended December 31, 2013 the increase in the vested benefit payable of $1.6 million for retired employees deferred compensation was offset by the decrease in the vested benefit payable for salary continuation plans of $1.9 million due to the retirement of certain executive participants during the year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Directors deferred fee compensation – On December 19, 2013, the board of directors adopted a Directors Deferred Compensation Plan (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended April 1, 2009 (the “1993 Plan”). Both plans allow the eligible director to voluntarily elect to defer some or all of his or her current fees in exchange for the Company’s promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the director at retirement. The interest rate in the new plan is equal to the Bloomberg 20-year Investment Grade Financial Institutions Index (IGFII) rate (or a similar reference rate selected by Bank if that rate is not published) in effect on the Interest Accrual Date, plus two percent (2)%. The plan is only available to independent directors and, as a nonqualified deferred compensation plan, is not subject to nondiscrimination requirements applicable to qualified plans. No deferred compensation is payable to a director until the death, disability, unforeseeable emergency or separation from service, whereupon all such compensation, together with interest thereon shall be provided to such director, or his beneficiary within thirty (30) days. The director may designate payments to be made in a lump sum or in monthly installments.

Although deferrals under the 1993 Plan will cease; the Plan will remain in effect for all amounts previously deferred in the plan. Under the 1993 Plan, Directors are granted the option of having their deferred payments accrue interest at a rate of prime plus 3.25% or a fixed rate of 10%.

Deferred compensation expense totaled $179 thousand, $594 thousand, and $533 thousand at December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, 2012 and 2011, the vested benefit payable was $3.4 million, $3.2 million, and $3.1 million, respectively.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases four sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $430 thousand, $439 thousand and $465 thousand, respectively. Rent expense was offset by rent income of $15 thousand, $81 thousand and $58 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth, as of December 31, 2013, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2014	$490
2015	562
2016	576
2017	517
2018	398
Thereafter	1,555

Total	$4,098

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities as of December 31:

(Dollars in thousands)	2013	2012
Commitments to extend credit	$192,351	$144,333
Standby letters of credit	4,583	3,012
Guaranteed commitments outstanding	1,871	1,290

Total commitments	$198,805	$148,635

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the years ended December 31, 2013 and 2012, respectively. However, the Bank did recognize a loss of $73 thousand on a standby letter of credit for the year ended December 31, 2012. At December 31, 2013, approximately $1.6 million of standby letters of credit expire within one year, and $3.0 million expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $698 thousand and $499 thousand at December 31, 2013 and December 31, 2012, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the year ended December 31, 2013, the Company provided additional provisions of $200 thousand to the reserve for unfunded commitments. The provision expense was recorded in other noninterest expense in the Consolidated Statements of Operations. During the years ended December 31, 2012 and 2011 the Company made no additional provision to the reserve for unfunded commitments.

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

Concentrations of Credit Risk – As discussed in Note 2, the Company, pursuant to a purchase agreement, acquires from its former mortgage subsidiary, undivided participation ownership interests, subject to take out commitments to third party investors, in real estate mortgage loans to customers throughout California, Oregon, Washington, and Colorado. Amounts outstanding under the agreement were $0 and approximately $65.0 million as of December 31, 2013 and December 31, 2012 respectively.

The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 70% and 65% of the Company’s gross loan portfolio at December 31, 2013 and December 31, 2012, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Bank recognizes the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to other depository institutions in aggregate or to any single correspondent, the Bank has established general standards for selecting correspondent banks as well as internal limits for allowable exposure to other depository institutions in aggregate or to any single correspondent. In addition, the Bank has an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

NOTE 19. DERIVATIVES

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

No components of the hedging instruments are excluded from the assessment of hedge effectiveness. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in OCI until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from OCI is the same as that of the underlying exposure.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in OCI are recognized immediately in earnings.

During August 2010, the Company entered into five forward starting interest rate swap contracts (“IR”), to hedge interest rate risk associated with forecasted variable interest rate payments from FHLB advances. The hedge strategy converted the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability. Contracts outstanding at February 3, 2011, had effective dates and maturities ranging from March 1, 2012 through March 1, 2017.

On February 4, 2011, the Company terminated the forward starting interest rate swap positions and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. In addition, upon termination of the hedge contract, the Company received the full amount of the collateral posted pursuant to the hedge contract. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation.

The IR’s were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month LIBOR rate index. The $3.0 million in cash received from the counterparty reflected gains to be reclassified into earnings. Accordingly, the net gains from this transaction are being reclassified from OCI to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction has affected earnings.

As of December 31, 2013, the Company performed on the first three legs of the forecasted transaction by executing forecasted FHLB borrowings of $75.0 million, with maturities that aligned with the respective terminated interest rate swap agreements. Accordingly since March 1, 2012 $647 thousand of net gains have been reclassified out of accumulated OCI and netted with other borrowing expense. During the year ended December 31, 2013, net gains of $353 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable. As of December 31, 2013, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75.0 million in FHLB borrowings whose interest payments were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 thousand loss recognized in other expenses in the Consolidated Statements of Operations, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from OCI to earnings

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of December 31, 2013. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted interest payment transactions.

(Dollars in thousands)
Description	Notional Amount	Effective Date	Maturity
Forward starting interest rate swap	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	$75,000	August 1, 2016	August 1, 2017

The Company has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $2.9 million as of December 31, 2013. Accordingly, the Company pledged four mortgage backed securities with an aggregate par value of $5.5 million and an aggregate fair market value of $5.5 million. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of years ended December 31, 2013, and December 31, 2012. See Note 23, Fair Values in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Forward starting interest rate swaps (1)	Other liabilities	$0	$0	$2,890	$4,085

(1)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains recorded for the years ended December 31, 2013 and 2012:

(Dollars in thousands)		December 31,
Description	Income Sheet Location	2013	2012
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$600	$500

(1)	Cash flow hedge designation removed. Gains represent tax adjusted amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20. SHAREHOLDERS EQUITY

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (QSBL) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, preferred stock dividends for the SBLF program are fixed at the current rate of 1% through January 2016.

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreased as the level of the Bank’s QSBL increased. Depending on our financial condition at the time, this increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares.

Dividends for the Series B Preferred Stock are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate for the years ended December 31, 2013 2012 and 2011 was 1%, 1% and 4.66% respectively.

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

On February 7, 2012, the Company announced that its Board of Directors had authorized the purchase of up to 1,019,490 or 6% of its outstanding shares. On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares. On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares.

Each of the stock repurchase plans in authorized the Company to conduct open market purchases or privately negotiated transactions over a twelve-month period from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. The Company repurchased and subsequently retired the full amount authorized under each plan, 2,000,000 common shares under both plans announced in 2013 and 1,019,490 shares under the plan announced in 2012. As such, the weighted average number of dilutive common shares outstanding decreased by 1,404,165 and 647,481 during the years ended December 31, 2013 and 2012 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

Stock Plans – On May 15, 2010, the 1998 Stock Option Plan which was approved by the Company’s shareholders on April 21, 1998 expired and was replaced by the 2008 Stock Option Plan which was approved by the Company’s shareholders on May 20, 2008. The 2008 Stock Option Plan was amended in 2010 with the 2010 Equity Incentive Plan (“the Plan”) which was approved by the Company’s shareholders on May 15, 2010. The amended Plan provides for awards in the form of equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 100% of the fair market value of the common stock on the date of the grant. Generally, all options under the plan will vest at 20% per year from the date of the grant. Vesting may be accelerated in case of an optionee’s death, disability, and retirement or in case of a change of control.

For the years ended December 31, 2013, 2012 and 2011 stock option compensation expense was $32 thousand ($22 thousand, net of tax), $61 thousand ($41 thousand, net of tax), and $36 thousand ($24 thousand, net of tax), respectively. At December 31, 2013, 2012 and 2011 there were $70 thousand, $103 thousand, and $30 thousand respectively, of total unrecognized compensation costs related to non-vested share based payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

Activity in stock-based compensation plan

The following table summarizes information about stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding December 31, 2011	214,580	$8.31	0	3.60
Granted	206,600	$4.05	$2,655	9.17
Exercised	(4,800)	$4.51	$4,292	7.89
Forfeited	(73,943)	$6.97	0	1.60
Options outstanding December 31, 2012	342,437	$6.09	$114,125	6.77
Granted	12,000	$5.11	0	9.64
Exercised	(4,000)	$4.05	$4,080	8.17
Forfeited	(85,000)	$5.61	0	5.86
Options outstanding December 31, 2013	265,437	$6.23	$255,121	5.90

Exercisable at December 31, 2013	164,277	$7.51	$97,074	4.42

At December 31, 2013, 495 thousand shares were available for future grants under the Plan. As of December 31, 2013, 2012 and 2011, 164 thousand shares, 170 thousand shares, and 189 thousand shares, respectively, were available to be exercised. The grant date fair value per share of the 2013, and 2012 awards were $1.66 and $.74, respectively. The Company did not grant any awards in 2011.

During the year ended December 31, 2013 the company made one restricted share grant of five thousand shares, at December 31, 2013 one thousand of the restricted shares are vested. The grant date fair value per share of the restricted stock awards was $5.81. There were no restricted stock grants in the years ended December 31, 2012 and 2011. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated OCI and the ending balances for the years ended December 31, 2013, 2012, and 2011, respectively.

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income as of December 31, 2011	$919	$826	$1,745
Accumulated other comprehensive income (Loss) as of December 31, 2012	$2,189	$(931)	$1,258
Accumulated other comprehensive Loss as of December 31, 2013	$(1,809)	$(583)	$(2,392)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2013 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2013:
Company
Leverage capital (to average assets)	$120,661	12.80%	$37,720	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$120,661	15.94%	$30,280	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$130,191	17.20%	$60,559	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$117,354	12.49%	$37,595	4.00%	$46,994	5.00%
Tier 1 capital (to risk-weighted assets)	$117,354	15.56%	$30,173	4.00%	$45,260	6.00%
Total capital (to risk-weighted assets)	$126,850	16.82%	$60,347	8.00%	$75,433	10.00%
At December 31, 2012:
Company
Leverage capital (to average assets)	$125,935	13.13%	$38,354	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$125,935	14.53%	$34,664	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$136,777	15.78%	$69,329	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$121,325	12.65%	$38,354	4.00%	$47,943	5.00%
Tier 1 capital (to risk-weighted assets)	$121,325	14.06%	$34,518	4.00%	$51,777	6.00%
Total capital (to risk-weighted assets)	$132,122	15.31%	$69,036	8.00%	$86,295	10.00%

The principal sources of cash for the Holding Company are dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2013, the maximum amount available for dividend distribution under this restriction was approximately $6,319,363.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital.

NOTE 23. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets.

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

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets – Continued operations
Cash and cash equivalents	$58,515	$58,515	$45,068	$45,068
Securities available-for-sale	216,640	216,640	197,354	197,354
Securities held-to-maturity	36,696	34,025	31,483	31,493
Portfolio loans, net	584,126	591,315	653,260	664,119
Promissory note due from the former mortgage subsidiary	2,607	2,607	3,592	3,592
Federal Home Loan Bank Stock	4,531	4,531	5,875	5,875
Financial liabilities – Continued operations
Deposits	$746,293	$746,332	$701,052	$702,817
Securities sold under agreements to repurchase	0	0	13,095	13,095
Federal Home Loan Bank advances	75,000	75,000	125,000	125,231
Subordinated debenture	15,465	8,754	15,465	8,109
Derivatives	2,890	2,890	4,085	4,085

	Contract Amount		Contract Amount
Off balance sheet financial instruments:
Commitments to extend credit	$192,351		$144,333
Standby letters of credit	$4,583		$3,012
Guaranteed commitments outstanding	$1,871		$1,290

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

FHLB advances – For variable rate FHLB borrowings, the carrying value approximates fair value. The Company measures the fair value of FHLB advances using Level 2 inputs.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2013, future cash flows were discounted at 5.94%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

Commitments – Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower’s credit quality has declined, we record a reserve for these unfunded commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material. As such, no disclosures are made on the fair value of commitments.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of December 31, 2013 and December 31, 2012.

(Dollars in thousands)	Fair Value at December 31, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,264	$0	$6,264	$0
Obligations of states and political subdivisions	59,209	0	59,209	0
Residential mortgage backed securities and collateralized mortgage obligations	62,991	0	62,991	0
Corporate securities	48,230	0	48,230	0
Commercial mortgage backed securities	10,472	0	10,472	0
Other investment securities (1)	29,474	0	29,474	0

Total assets measured at fair value	$216,640	$0	$216,640	$0

Derivatives – forward starting interest rate swap	$2,890	$0	$2,890	$0

Total liabilities measured at fair value	$2,890	$0	$2,890	$0

	Fair Value at December 31, 2012
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$2,946	$0	$2,946	$0
Obligations of states and political subdivisions	58,484		57,353	1,131
Residential mortgage backed securities and collateralized mortgage obligations	51,530		51,530	0
Corporate securities	61,556	0	61,556	0
Commercial mortgage backed securities	4,324	0	4,324	0
Other investment securities (1)	18,514	0	4,767	13,747

Total assets measured at fair value	$197,354	$0	$182,476	$14,878

Derivatives – forward starting interest rate swap	$4,085	$0	$4,085	$0

Total liabilities measured at fair value	$4,085	$0	$4,085	$0

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

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

Sensitivity of the Level 3 Fair Value Measurements

Other investments – At December 31, 2012, the Company held non-agency mortgage backed securities with a fair value of $13.8 million classified as Level 3 in the fair value hierarchy. The significant unobservable inputs used in the fair value measurement of

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

these securities are prepayment rates, probabilities of default, and loss severities in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

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

The following tables provide certain significant quantitative information about Level 3 fair value measurements for the year ended December 31, 2012:

December 31, 2012	Fair Value	Valuation Techniques(s)	Unobservable Input
Obligations of states and political subdivisions	$1,131	Discounted cash flow	Risk adjusted discount rate
Other investment securities	$13,747	Discounted cash flow	Constant prepayment rate Probability of default Loss Severity

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the years ended December 31, 2013, and 2012. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements (1)	Transfers out	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
2013
Obligations of states and political subdivisions	$1,131	0	0	0	0	$1,131	$0	$0
Mortgage backed securities	$13,747	0	0	0	(749)	$(12,998)	$0	$0
2012
Obligations of states and political subdivisions	$0	1,131	0	0	0	0	$1,131	$0
Mortgage backed securities	$0	13,747	0	0	0	0	$13,747	$0
Derivatives – interest rate lock commitments (1)	$179	0	0	52	231	0	$0	$0
Earn out payable(1)(2)	$600	0	0	0	600	0	$0	$0

(1)	Pursuant to the sale of the Mortgage Company effective June 30, 2012, the Company no longer has interest rate lock commitments, and has settled the earn out payable. See Note 8, Discontinued Operations in these Notes to Consolidated Financial Statements for further detail on the sale of the Mortgage Company. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.
(2)	The earn out payable amount represents the fair value of the Company’s earn out incentive agreement with the Company’s former mortgage subsidiary. The non-controlling shareholder’s of the mortgage subsidiary earned certain cash payments from the Company, based on targeted results. The fair value of the earn out payable was estimated by using a discounted cash flow model whereby discounting the contractual cash flows expected to be paid out, under the assumption the mortgage subsidiary meets targeted results. During 2012, the remaining earn out incentive proceeds were netted with consideration received by the Company as part of the sales transaction of the mortgage subsidiary, and the liability was terminated as of July 1, 2012. The changes included in earnings have been reclassified and are included in income from discontinued operations in the Consolidated Statement of Operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Classification transfers of $1.1 million and $13.7 million in municipal bonds and non-agency mortgage backed securities from Level 2 to Level 3 were made in December 2012. The Company determined the fair values of these securities were derived by both observable and unobservable inputs. Accordingly, a Level 3 classification was deemed necessary. During the year ended December 31, 2013, the Company transferred $749 thousand associated with one non-agency mortgage backed security from Level 3 to Level 2 as the Company was able to obtain observable inputs to determine the securities fair value. During the year ended December 31, 2013, the Company transferred $1.1 million and $13.0 million in municipal bonds and non-agency mortgage backed securities from Level 3 to Level 2, the Company determined the fair values of these securities were derived from observable inputs.

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

(Dollars in thousands)	Fair Value at December 31, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,317	$0	$0	$2,317

Total assets measured at fair value	$2,317	$0	$0	$2,317

	Fair Value at December 31, 2012
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$12,865	$0	$0	$12,865
Other real estate owned	931	0	0	931

Total assets measured at fair value	$13,796	$0	$0	$13,796

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	December 31,
	2013	2012	2011
Collateral dependent impaired loans	$745	$5,296	$3,873
Other real estate owned	0	435	557

Total	$745	$5,731	$4,430

For the year ended December 31, 2013 collateral dependent impaired loans with a carrying amount of $3.1 million were written down to their fair value of $2.3 million resulting in a $745 thousand adjustment to the ALLL.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 24. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands, except per share data)	December 31,
Earnings Per Share	2013	2012	2011
NUMERATORS:
Net income from continuing operations	$7,935	$7,560	$6,684
Less:
Preferred stock dividends	200	880	998
Accretion on preferred stock	0	0	269
Benefit on repurchase and retirement of common stock warrant (1)	0	0	(324)

Net income from continuing operations available to common shareholders	$7,735	$6,680	$5,741

Net income from discontinued operations	$0	$204	$1,120
Less:
Net income from discontinued operations attributable to noncontrolling interest	0	348	549

Net (loss) income from discontinued operations attributable to controlling interest available to common shareholders	$0	$(144)	$571

DENOMINATORS:
Weighted average number of common shares outstanding—basic	14,940	16,344	16,991
Effect of potentially dilutive common shares (2)	24	0	0

Weighted average number of common shares outstanding—diluted	14,964	16,344	16,991
EARNINGS (LOSS) PER COMMON SHARE:
Basic attributable to continuing operations	$0.52	$0.41	$0.34
Basic attributable to discontinued operations	$0	$(0.01)	$0.03
Diluted attributable to continuing operations	$0.52	$0.41	$0.34
Diluted attributable to discontinued operations	$0	$(0.01)	$0.03
Anti-dilutive options not included in earnings per share calculation	115,837	342,437	214,580
Anti-dilutive warrants not included in earnings per share calculation	0	0	0

(1)	During October 2011, the Company repurchased and retired the common stock warrant issued to the holders of Series A, preferred stock pursuant to the TARP CPP, for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders. See Note 20, Shareholders Equity in these Consolidated Financial Statements for further information regarding this transaction.
(2)	Represents the effects of the assumed exercise of warrants, assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

During October 2011, the Company repurchased and retired all of the common stock warrants issued to the holders of Series A, preferred stock pursuant to the TARP CPP, for $125 thousand. The transaction resulted in a net benefit of $324 thousand which is reported in retained earnings to common shareholders for the year ended December 31, 2011.

The Company repurchased and subsequently retired 2,000,000 common shares under two separate plans announced in 2013 and 1,019,490 shares under a plan announced in 2012. As such, the weighted average number of dilutive common shares outstanding decreased by 1,404,165 and 647,481 during the years ended December 31, 2013 and 2012 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

NOTE 25. RELATED PARTY TRANSACTIONS

Some of the directors, and executive officers (and their associated or affiliated companies) were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2013, and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Balance at beginning of year	$13,782	$8,927
New loan additions	6	5,570
Advances on existing lines of credit	21,139	18,980
Principal repayments	(22,554)	(19,695)
Reclassifications (1)	(1,395)	0

Balance at end of year	$10,961	$13,782

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2013 and 2012, deposits of related parties amounted to $3.0 million and $10.5 million, respectively. The majority of the change in deposits of related parties in the current year is due to the reclassification of the deposits and affiliated deposits of a former director. As of December 31, 2013 and 2012, there were no related party loans which were past due or classified. At December 31, 2013 and 2012 there was $6.2 million, and $5.9 million respectively, in outstanding loan commitments to related parties. In the opinion of the Company, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 26. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Dollars in thousands)	2013	2012
ASSETS
Cash	$1,201	$1,735
Investment in:
Bank subsidiary	113,479	120,711
Nonbank subsidiaries	465	465
Promissory note receivable- Mortgage Company	2,607	3,592
Other assets	15	5

Total assets	$117,767	$126,508

LIABILITIES AND SHAREHOLDERS EQUITY
Junior subordinated debentures	$15,465	$15,465
Other liabilities	515	722

Total liabilities	15,980	16,187
Shareholders’ equity	101,787	110,321

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$117,767	$126,508

Condensed Statements of Operations

Year Ended December 31,

(Dollars in thousands)	2013	2012	2011
INCOME
Other income	$257	$91	$206
Dividends from subsidiaries	12,224	6,285	0

Total income	12,481	6,376	206
EXPENSES
Management fees paid to subsidiaries	253	257	438
Other expenses	679	748	586

Total expenses	932	1,005	1,024

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	11,548	5,371	(818)
Income tax expense	1	1	1

Income before equity in undistributed net income of subsidiaries	11,549	5,370	(819)
Equity in undistributed net income of subsidiaries	(3,613)	2,190	7,503

Net income from continuing operations	$7,935	$7,560	$6,684

Net income from discontinued operations (net of tax $331 and $392 for 2012, and 2011 respectively)	0	204	1,120

Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	0	348	549

Net income attributable to Bank of Commerce Holdings	$7,935	$7,416	$7,255

Less: Preferred dividends and accretion on preferred stock	200	880	943
Income available to common shareholders	$7,735	$6,536	$6,312

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Dollars in thousands)	2013	2012	2011
OPERATING ACTIVITIES:
Net income from continuing operations	$7,935	$7,560	$6,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	0	(39)
Compensation associated with stock options	1	(1)	25
Other Assets	(257)	378	(6)
Other Liabilities	0	(824)	(144)
Equity in undistributed net income of subsidiaries	3,613	(2,190)	(7,503)

Net cash provided (used) by operating activities	11,292	4,923	(983)
INVESTING ACTIVITIES:
Payments for investments in and advances to subsidiaries	0	0	(2,700)
Repayments for investments in and advances to subsidiaries	0	0	700
Promissory note repayments	1,230	410	0
Participation loan payments	0	0	2,289
Proceeds from sale of mortgage subsidiary	0	321	0

Net cash provided (used) by investing activities	1,230	731	289
FINANCIAL ACTIVITIES:
Proceeds from the issuance of Series B, preferred stock, net	0	0	19,931
Retirement of Series A, preferred stock	0	0	(17,000)
Proceeds from stock options exercised	16	0	0
Repurchase of common stock	(10,614)	(4,305)	0
Common stock warrant repurchased	0	0	(125)
Cash dividends paid on common stock	(2,111)	(1,988)	(2,039)
Cash dividends paid on preferred stock	(347)	(945)	(998)

Net cash (used) provided by financing activities	(13,056)	(7,240)	(231)
Changes in cash and cash equivalents	(534)	(1,586)	(925)
Cash and cash equivalents, beginning of year	1,735	3,321	4,246

Cash and cash equivalents, end of year	$1,201	$1,735	$3,321

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2013.

2013

(Dollars in thousands, except for share information)	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,506	$8,287	$8,496	$8,494	$33,783
Provision for loan losses	1,050	1,400	300	0	2,750
Noninterest income	824	1,025	974	719	3,542
Noninterest expense	5,462	5,149	5,937	5,693	22,241

Income from continuing operations before income taxes	2,818	2,763	3,233	3,520	12,334
Provision for income tax	778	757	1,431	1,433	4,399

Net income attributable to Bank of Commerce Holdings	$2,040	$2,006	$1,802	$2,087	$7,935

Less: Preferred dividend and accretion on preferred stock	50	50	50	50	200
Income available to common shareholders	$1,990	$1,956	$1,752	$2,037	$7,735

Basic earnings per share attributable to continuing operations	$0.13	$0.13	$0.12	$0.14	$0.52
Basic earnings (loss) per share attributable to discontinued operations	$0	$0	$0	$0	$0
Average basic shares	15,686	15,120	14,829	14,143	14,940
Diluted earnings per share attributable to continuing operations	$0.13	$0.13	$0.12	$0.14	$0.52
Diluted earnings per share attributable to discontinued operations	$0	$0	$0	$0	$0
Average diluted shares	15,703	15,139	14,853	14,176	14,964

2012

(Dollars in thousands, except for share information)	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,525	$8,714	$9,115	$8,754	$35,108
Provision for loan losses	1,300	1,650	1,900	4,550	9,400
Noninterest income	1,279	1,182	1,419	2,713	6,593
Noninterest expense	5,825	5,316	5,484	5,007	21,632

Income from continuing operations before income taxes	2,679	2,930	3,150	1,910	10,669
Provision for income tax	803	857	923	526	3,109

Net income from continuing operations	$1,876	$2,073	$2,227	$1,384	$7,560

Discontinued Operations:
Income (loss) from discontinued operations	$659	$622	$(746)	$0	$535
Income tax expense (benefit) associated with income from discontinued operations	299	271	(239)	0	331

Net income (loss) from discontinued operations	360	351	(507)	0	204

Less: Net income from discontinued operations attributable to noncontrolling interest	176	172	0	0	348

Net income (loss) from discontinued operations attributable to controlling interest	184	179	(507)	0	(144)

Net income attributable to Bank of Commerce Holdings	2,060	2,252	1,720	1,384	7,416

Less: Preferred dividend and accretion on preferred stock	186	248	250	196	880
Income available to common shareholders	$1,874	$2,004	$1,470	$1,188	$6,536

Basic earnings per share attributable to continuing operations	$0.10	$0.11	$0.12	$0.08	$0.41
Basic earnings (loss) per share attributable to discontinued operations	$0.01	$0.01	$(0.03)	$0.00	$(0.01)
Average basic shares	16,805	16,302	16,240	16,034	16,344
Diluted earnings per share attributable to continuing operations	$0.10	$0.11	$0.12	$0.08	$0.41
Diluted earnings per share attributable to discontinued operations	$0.01	$0.01	$(0.03)	$0.00	$(0.01)
Average diluted shares	16,805	16,302	16,240	16,034	16,344

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants or auditors on accounting and financial disclosure.

Item 9a - Controls and Procedures

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2013, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers And Corporate Governance

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

Item 11 - Executive Compensation

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Information on Director and Executive Compensation” and “Compensation Discussion and Analysis”.

Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Voting Securities and Ownership of Certain Beneficial Holders”.

Item 13 - Certain Relationships and Related Transactions and Director Independence

The response to this item is incorporated by reference to the Proxy Statement.

Item 14 - Principal Accounting Fees and Services

The response to this item is incorporated by reference to the Proxy Statement, under the caption “Report of the Audit and Qualified Legal Compliance Committee.”

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:
Reference	is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	10-K	000-25135	3.1	3/9/2012

3.2	Amended and Restated Bylaws	10-K	000-25135	3.2	3/9/2012

4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998

4.2	Certificate of Determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B	8-K	000-25135	3.1	9/28/2011

4.3	Form of Certificate for the Series B Preferred Stock	8-K	000-25135	4.1	9/28/2011

10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.1	9/28/2011

10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.2	9/28/2011

10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock	8-K	000-25135	10.3	9/28/2011

10.4	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010

10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998

10.6*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998

10.7*	Form of Deferred Compensation Agreement Used In Connection With 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998

10.8*	Amendments to the 1993 Deferred Compensation Plan					X

10.9*	Amended and Restated Employment Agreement with Randy S. Eslick, dated November 19, 2013					X

10.10*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013					X

10.11*	Employment Agreement with Samuel D. Jimenez, dated December 17, 2013					X

10.12*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013					X

10.13*	Amended and Restated Employment Agreement with Patrick J. Moty, dated November 19, 2013					X

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

10.14*	Amendment to the Salary Continuation Agreement for Patrick J. Moty, dated November 21, 2012	8-K	000-25135	10.27	11/21/2012

10.15*	Employment Agreement with Robert J. O’Neil, dated December 17, 2013					X

10.16*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013					X

10.17*	Employment Agreement with Robert H. Muttera, dated December 17, 2013					X

10.18*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014					X

10.19*	2013 Directors Deferred Compensation Plan					X

14	Bank of Commerce Code of Ethics	8-K	000-25135	10.12	2/26/2003

21.1	Subsidiaries of the Company					X

23.1	Consent of Moss Adams LLP					X

24	Power of Attorney (included on signature page to this report)					X

31.1	Certification of Randy S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification pursuant to Section 1350					X

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2014.

BANK OF COMMERCE HOLDINGS

By	/s/ Randy Eslick
Randy Eslick
President, Chief Executive Officer and Director of Redding Bank of Commerce and Bank of Commerce Holdings

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randy Eslick and Samuel D. Jimenez, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Randy Eslick	President and Chief Executive Officer	March 11, 2014

/s/ Samuel D. Jimenez	Executive Vice President and Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2014

/s/ Lyle L. Tullis	Chairman of the Board	March 11, 2014

/s/ David H. Scott	Director	March 11, 2014

/s/ Jon Halfhide	Director	March 11, 2014

/s/ Orin Bennett	Director	March 11, 2014

/s/ Gary Burks	Director	March 11, 2014

/s/ Joseph Gibson	Director	March 11, 2014

/s/ Terence J. Street	Director	March 11, 2014

Exhibit Index

(Material Contracts Listed as 10.1 - 10.19)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	10-K	000-25135	3.1	3/9/2012

3.2	Amended and Restated Bylaws	10-K	000-25135	3.2	3/9/2012

4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998

4.2	Certificate of Determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B	8-K	000-25135	3.1	9/28/2011

4.3	Form of Certificate for the Series B Preferred Stock	8-K	000-25135	4.1	9/28/2011

10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.1	9/28/2011

10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.2	9/28/2011

10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock	8-K	000-25135	10.3	9/28/2011

10.4	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010

10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998

10.6*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998

10.7*	Form of Deferred Compensation Agreement Used In Connection With 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998

10.8*	Amendments to the 1993 Deferred Compensation Plan					X

10.9*	Amended and Restated Employment Agreement with Randy S. Eslick, dated November 19, 2013					X

10.10*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013					X

10.11*	Employment Agreement with Samuel D. Jimenez, dated December 17, 2013					X

10.12*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013					X

10.13*	Amended and Restated Employment Agreement with Patrick J. Moty, dated November 19, 2013					X

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith

10.14*	Amendment to the Salary Continuation Agreement for Patrick J. Moty, dated November 21, 2012	8-K	000-25135	10.27	11/21/2012

10.15*	Employment Agreement with Robert J. O’Neil, dated December 17, 2013					X

10.16*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013					X

10.17*	Employment Agreement with Robert H. Muttera, dated December 17, 2013					X

10.18*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014					X

10.19*	2013 Directors Deferred Compensation Plan					X

14	Bank of Commerce Code of Ethics	8-K	000-25135	10.12	2/26/2003

21.1	Subsidiaries of the Company					X

23.1	Consent of Moss Adams LLP					X

24	Power of Attorney (included on signature page to this report)					X

31.1	Certification of Randy S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification pursuant to Section 1350					X

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Executive Contract, Compensatory Plan or Arrangement