Form 10-Q
period 2014-03-31
Bank of Commerce Holdings
filed 2014-05-09
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_______________________

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

Yes☒ No ☐

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 23, 2014: 13,471,347

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

Three months ended March 31, 2014 and December 31, 2013

(Dollars in Thousands)	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Cash and due from banks	$54,422	$38,369
Interest bearing due from banks	20,146	20,146
Total cash and cash equivalents	74,568	58,515

Securities available-for-sale, at fair value	204,010	216,640
Securities held-to-maturity, at amortized cost	36,985	36,696

Portfolio loans	607,369	598,298
Allowance for loan losses	(9,748)	(14,172)
Net loans	597,621	584,126

Bank premises and equipment, net	11,763	10,893
Other real estate owned	623	913
Other assets	44,427	48,559
Total Assets	$969,997	$956,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand - noninterest bearing	$131,290	$133,984
Demand - interest bearing	269,634	273,390
Savings accounts	93,279	90,442
Certificates of deposit	267,508	248,477
Total deposits	761,711	746,293

Federal Home Loan Bank borrowings	75,000	75,000
Junior subordinated debentures	15,465	15,465
Other liabilities	17,034	17,797
Total Liabilities	869,210	854,555

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Stockholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2014 and 20,000 in 2013	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; issued; 13,552,262 outstanding as of March 31, 2014 and 13,977,005 outstanding on December 31, 2013	25,531	28,304
Retained earnings	56,051	55,944
Accumulated other comprehensive (loss), net of tax	(726)	(2,392)
Total Stockholders’ Equity	100,787	101,787
Total Liabilities and Stockholders' Equity	$969,997	$956,342

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three months ended March 31, 2014 and March 31, 2013

(Dollars in thousands)	For the three months ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$7,094	$7,647
Interest on securities	1,114	1,069
Interest on tax-exempt securities	652	623
Interest on interest bearing deposits	140	138
Total interest income	9,000	9,477
Interest expense:
Interest on demand deposits	121	139
Interest on savings deposits	57	71
Interest on certificates of deposit	662	697
Interest on securities sold under repurchase agreements	-	4
Interest on other borrowings	(13)	60
Total interest expense	827	971
Net interest income	8,173	8,506
Provision for loan losses	-	1,050
Net interest income after provision for loan losses	8,173	7,456
Noninterest income:
Service charges on deposit accounts	44	46
Payroll and benefit processing fees	135	128
Earnings on cash surrender value – Bank owned life insurance	126	156
(Loss) Gain on investment securities, net	(245)	189
Merchant credit card service income, net	26	33
Other income	278	272
Total noninterest income	364	824
Noninterest expense:
Salaries and related benefits	3,622	2,924
Occupancy and equipment expense	642	574
Write down of other real estate owned	290	-
Federal Deposit Insurance Corporation insurance premium	191	88
Data processing fees	194	134
Professional service fees	264	269
Deferred compensation expense	115	155
Other expenses	2,466	1,318
Total noninterest expense	7,784	5,462
Income before provision for income taxes	753	2,818
Provision for income taxes	188	778
Net income	$565	$2,040
Less: Preferred dividends on preferred stock	50	50
Income available to common shareholders	$515	$1,990

Basic earnings per share	$0.04	$0.13
Average basic shares	13,942	15,686
Diluted earnings per share	$0.04	$0.13
Average diluted shares	13,987	15,703

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31, 2014 and March 31, 2013

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Net income	$565	$2,040

Available-for-sale securities:
Unrealized gains arising during the period	2,830	600
Reclassification adjustments for net loss (gains) realized in earnings (net of tax expense (benefit) of $(101) and $78 for the three months ended March 31, 2014 and 2013, respectively)	144	(111)
Income tax (expense) related to unrealized (gains)	(1,165)	(247)
Net change in unrealized gains	1,809	242

Held-to-maturity securities:
Accretion of held-to-maturity other comprehensive income to tax-exempt yield	(23)	(23)
Net unrealized change in held-to-maturity securities	(23)	(23)

Derivatives:
Unrealized (losses) gains arising during the period	(55)	86
Reclassification adjustments for net gains realized in earnings (net of tax expense of $62 for both the three months ended March 31, 2014 and 2013)	(88)	(88)
Income tax benefit (expense) related to unrealized losses (gains)	23	(35)
Net unrealized change in derivatives	(120)	(37)
Other comprehensive loss, net of tax	1,666	182
Comprehensive income – Bank of Commerce Holdings	$2,231	$2,222

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2013 and three months ended March 31, 2014(Unaudited)

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Total
BALANCE AT JANUARY 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321
Net Income	-	-	-	7,935	-	7,935
Other comprehensive loss, net of tax	-	-	-	-	(3,650)	(3,650)
Comprehensive income	-	-	-	-	-	4,285

Preferred stock dividend	-	-	-	(200)	-	(200)
Repurchase of common stock	-	(2,000)	(10,614)	-	-	(10,614)
Common cash dividend ($0.14 per share)	-	-	-	(2,052)	-	(2,052)
Restricted stock Granted	-	1
Common stock issued under employee plans and related tax benefit	-	4	17	-	-	17
Compensation expense associated with stock options	-	-	30	-	-	30
Balance at December 31, 2013	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Total
BALANCE AT JANUARY 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net income	-	-	-	565	-	565
Other comprehensive income, net of tax	-	-	-	-	1,666	1,666
Comprehensive income	-	-	-	-	-	2,231

Preferred stock dividend	-	-	-	(50)	-	(50)
Repurchase of common stock	-	(441)	(2,876)	-	-	(2,876)
Common cash dividend ($0.03 per share)	-	-	-	(408)	-	(408)
Common stock issued under employee plans and related tax benefit	-	16	20	-	-	20
Stock issued under employee and director stock purchase plan	-	-	66	-	-	66
Compensation expense associated with stock options	-	-	17	-	-	17
Balance at March 31, 2014	$19,931	13,552	$25,531	$56,051	$(726)	$100,787

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2014 and March 31, 2013

(Dollars in thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$565	$2,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	1,050
Provision for unfunded commitments	-	200
Provision for depreciation and amortization	281	296
Compensation expense associated with stock options	17	5
Net loss (gain) on sale of securities available-for-sale	245	(189)
Amortization of investment premiums and accretion of discounts, net	414	151
Amortization of held-to-maturity fair value adjustment	(39)	(39)
Write down of other real estate owned	290	-
Loss (gain) on sale of other real estate owned	-	(30)
(Increase) in deferred income taxes	-	(1,279)
Increase in cash surrender value of bank owned life policies	(126)	(129)
Decrease (increase) in other assets	2,238	(27)
Increase in deferred compensation	100	129
(Increase) decrease in deferred loan fees	(17)	4
(Decrease) increase in other liabilities	(648)	345
Net cash provided by operating activities	3,320	2,527

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	3,088	2,225
Proceeds from sale of available-for-sale securities	36,686	9,973
Purchases of available-for-sale securities	(24,773)	(36,269)
Purchases of held-to-maturity securities	(244)	(3,014)
Payment to low income housing investments	(298)	-
Net Redemption of FHLB stock	58	-
Loan originations, net of principal repayments	(13,478)	49,483
Purchase of premises and equipment, net	(1,151)	(564)
Proceeds from settlement of note to former mortgage subsidiary	686	-
Proceeds from the sale of other real estate owned	-	2,463
Net cash provided by investing activities	574	24,297

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	(3,613)	(4,953)
Net decrease in certificates of deposit	19,031	2,294
Net increase in securities sold under agreements to repurchase	-	2,530
Advances on term debt	-	450,000
Repayment of term debt	-	(450,000)
Repurchase of common stock	(2,876)	(3,258)
Cash dividends paid on common stock	(419)	(479)
Cash dividends paid on preferred stock	(50)	(196)
Proceeds from stock options exercised	20	-
Stock issued under employee and director stock purchase plan	66	-
Net cash provided (used) in financing activities	12,159	(4,062)
Net increase in cash and cash equivalents	16,053	22,762
Cash and cash equivalents at beginning of year	58,515	45,068
Cash and cash equivalents at end of period	$74,568	$67,830

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three months ended March 31, 2014 and March 31, 2013

(Dollars in thousands)	March 31, 2014	March 31, 2013
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$-	$620
Interest	$801	$968

Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$-	$1,157

Changes in unrealized gain on investment securities available-for-sale	$3,075	$412
Changes in net deferred tax asset related to changes in unrealized gain on investment securities	(1,266)	(170)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities	$1,809	$242

Changes in unrealized gain loss (gain) on derivatives	$(55)	$(86)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	23	35
Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$(32)	$(51)

Reclassification of earnings from gains on derivatives	$(150)	$(150)
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	62	62
Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(88)	$(88)

Accretion of held-to-maturity from other comprehensive income to interest income	(39)	(39)
Changes in deferred tax related to accretion of held-to-maturity investment securities	16	16
Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	$(23)	$(23)

Supplemental disclosures of non cash financing activities:
Cash dividend declared on common stock and payable after period-end	$409	$459
Cash dividend declared on preferred stock and payable after period-end	$50	$50

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (ALLL), the valuation of Other Real Estate Owned (OREO), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2013 Annual Report on Form 10-K. The results of operations and cash flows for the 2014 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2014, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The Company is currently in the process of evaluating the ASU.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects a consensus of the FASB Emerging Issues Task Force. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. The amendments in this Update are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has implemented the proportional amortization method according to the guidance and the impact has been immaterial.

NOTE 3. NOTE RECEIVABLE

Pursuant to the terms of a note receivable received in conjunction with our disposal of the former mortgage subsidiary, the company received Note payments that commenced in 2013 and were due quarterly over a consecutive five year period. The Note carried a zero rate of interest and the obligation was guaranteed by the continuing shareholder of the Mortgage Company. As of March 31, 2014, the Company received all principal amounts due under the original Note agreement, and the Note carried an outstanding principal balance of $2.7 million.

Recent changes in the regulatory requirements under the Dodd-Frank Act and increasing mortgage interest rates have created significant uncertainty in the mortgage lending industry, and have lead to lower origination volume. Consequently, during the first quarter of 2014, the Company’s management became increasingly concerned about whether remaining principal due under the original terms of the Note would be collectable. As a result, during April 2014, the Company executed a promissory note compromise settlement agreement (the “Agreement”) with the Mortgage Company. The Agreement settled and determined all the respective rights and obligations under the Note.

Under the terms of the Agreement, the Mortgage Company paid cash in the amount of $686 thousand and transferred a 1-4 family mortgage note with a principal balance of $560 thousand to the Company. Simultaneously, the Company applied a portion of the cash proceeds to pay off the outstanding balance of the Mortgage Company’s warehouse line of credit held with the Bank. As a result of the Agreement, the Company recognized a loss of $1.4 million in full and complete satisfaction of the Note.

The table below presents the details of the closing transaction:

(Dollars in thousands)
Proceeds	Amount
Cash received	$686
1-4 family mortgage note	560
Net proceeds received	$1,246

Assets derecognized
Note due from the Mortgage Company	$2,753
Warehouse line of credit	259
Discount on the Note	(374)
Total Assets derecognized	$2,638

Loss on settlement of the Note	$1,392

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4. EARNINGS PER SHARE

Basic Earnings Per Share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity.

The following is a computation of basic and diluted EPS for the three months ended March 31, 2014, and 2013:

(Dollars in thousands, except per share data)	For the three months ended March 31,
Earnings Per Share	2014	2013
NUMERATORS:
Net income	$565	$2,040
Less preferred stock dividends	50	50
Net income available to common shareholders	$515	$1,990

DENOMINATORS:
Weighted average number of common shares outstanding - basic	13,942	15,686
Effect of potentially dilutive common shares (1)	45	17
Weighted average number of common shares outstanding - diluted	13,987	15,703

EARNINGS PER COMMON SHARE:
Basic attributable to operations	$0.04	$0.13
Diluted attributable to operations	$0.04	$0.13

Anti-dilutive options not included in earnings per share calculation	123,437	122,337
(1) Represents the effects of the assumed exercise of stock options

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 662,977 shares during the three months ended March 31, 2013. The company purchased and subsequently retired the full amount of shares authorized under the plan as of December 31, 2013

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company purchased and subsequently retired the full amount of shares authorized under the plan as of December 31, 2013.

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 440,815 common shares during the three months ended March 31, 2014. In April of 2014 the Company repurchased and subsequently retired 80,915 additional shares.

The decrease in weighted average shares from the stock repurchases positively contributed to increases in earnings per common share, and return on common equity.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security. The Company did not have any transfers in or out of the various securities classifications for the three months ended March 31, 2014.

The following table presents the amortized costs, gross unrealized gains, gross unrealized losses and approximate fair values of investment securities at March 31, 2014, and December 31, 2013:

(Dollars in thousands)	As of March 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government & agencies	$6,520	$1	$(221)	$6,300
Obligations of state and political subdivisions	56,484	917	(946)	56,454
Residential mortgage backed securities and collateralized mortgage obligations	52,906	580	(381)	53,105
Corporate securities	49,884	268	(599)	49,553
Commercial mortgage backed securities	10,551	53	(198)	10,406
Other asset backed securities	28,308	314	(430)	28,192
Total	$204,653	$2,133	$(2,775)	$204,010

Held-to-maturity securities
Obligations of state and political subdivisions	$36,985	$128	$(1,714)	$35,399

(Dollars in thousands)	As of December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government & agencies	$6,580	$-	$(316)	$6,264
Obligations of state and political subdivisions	60,370	672	(1,833)	59,209
Residential mortgage backed securities and collateralized mortgage obligations	64,026	318	(1,353)	62,991
Corporate securities	48,836	282	(888)	48,230
Commercial mortgage backed securities	10,828	24	(380)	10,472
Other asset backed securities	29,717	388	(631)	29,474
Total	$220,357	$1,684	$(5,401)	$216,640

Held-to-maturity securities
Obligations of state and political subdivisions	$36,696	$36	$(2,707)	$34,025

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of March 31, 2014, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$-	$-	$368	$368
One year through five years	37,564	37,900	361	382
Five years through ten years	86,385	85,879	13,981	13,631
After ten years	80,704	80,231	22,275	21,018
Total	$204,653	$204,010	$36,985	$35,399

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $62.9 million in securities with safekeeping institutions for pledging purposes. Of this amount, $20.5 million were pledged as of March 31, 2014. The following table presents the fair market value of the securities held, segregated by purpose, as of March 31, 2014:

(Dollars in thousands)	Amount
Public funds collateral	$22,313
Federal Home Loan Bank borrowings	35,806
Interest rate swap contracts	4,786
Total securities held for pledging purposes	$62,905

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	For three months ended March 31
	2014	2013
Proceeds from sales of securities	$36,686	$9,973

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$157	$33
Residential mortgage backed securities and collateralized mortgage obligations	6	87
Corporate securities	141	17
Other asset backed securities	23	52
Total gross realized gains on sales of securities	$327	$189

Gross realized losses on sales of securities
Obligations of state and political subdivisions	$(90)	$-
Residential mortgage backed securities and collateralized mortgage obligations	(469)	-
Commercial mortgage backed securities	(1)	-
Other asset backed securities	(12)	-
Total gross realized losses on sales of securities	$(572)	$-
(Loss) gain on investment securities, net	$(245)	$189

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at March 31, 2014, and December 31, 2013. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

(Dollars in thousands)	As of March 31, 2014
	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$1,283	$(49)	$2,452	$(172)	$3,735	$(221)
Obligations of states and political subdivisions	22,343	(547)	8,672	(399)	31,015	(946)
Residential mortgage backed securities and collateralized mortgage obligations	24,835	(381)	-	-	24,835	(381)
Corporate securities	27,728	(597)	500	(2)	28,228	(599)
Commercial mortgage backed securities	1,936	(50)	2,597	(148)	4,533	(198)
Other asset backed securities	11,147	(290)	2,892	(140)	14,039	(430)
Total temporarily impaired securities	$89,272	$(1,914)	$17,113	$(861)	$106,385	$(2,775)

Held-to-maturity securities
Obligations of states and political subdivisions	$17,957	$(497)	$12,649	$(1,217)	$30,606	$(1,714)

(Dollars in thousands)	As of December 31, 2013
	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$5,446	$(147)	$819	$(168)	$6,265	$(315)
Obligations of states and political subdivisions	29,943	(1,578)	2,727	(255)	32,670	(1,833)
Residential mortgage backed securities and collateralized mortgage obligations	44,197	(1,214)	3,271	(139)	47,468	(1,353)
Corporate securities	32,649	(792)	2,960	(96)	35,609	(888)
Commercial mortgage backed securities	5,543	(205)	1,437	(176)	6,980	(381)
Other asset backed securities	15,303	(518)	1,723	(113)	17,026	(631)
Total temporarily impaired securities	$133,081	$(4,454)	$12,937	$(947)	$146,018	$(5,401)

Held-to-maturity securities
Obligations of states and political subdivisions	$23,800	$(1,524)	$7,533	$(1,183)	$31,333	$(2,707)

At March 31, 2014 158 securities were in unrealized loss positions and at December 31, 2013, 196 securities were in unrealized loss positions.

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

The residential mortgage backed securities, commercial backed securities, and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2014, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities, commercial backed securities and collateralized mortgage obligations were caused by changes in market interest rates and or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security, but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not recognize impairment losses.

NOTE 6. LOANS

Outstanding loan balances consist of the following at March 31, 2014, and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial	$165,747	$170,429
Real estate – construction loans	17,500	18,545
Real estate – commercial (investor)	205,111	205,384
Real estate – commercial (owner occupied)	86,929	83,976
Real estate – ITIN loans	55,411	56,101
Real estate – mortgage	14,973	14,590
Real estate – equity lines	45,519	45,462
Consumer	15,749	3,472
Other	110	36
Gross portfolio loans	$607,049	$597,995

Less:
Deferred loan costs, net	(320)	(303)
Allowance for loan losses	9,748	14,172
Net portfolio loans	$597,621	$584,126

Gross loan balances in the table above include net discounts of $72 thousand and net premiums of $53 thousand as of March 31, 2014, and December 31, 2013, respectively.

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

Age analysis of past due loans, segregated by class of loans, as of March 31, 2014, and December 31, 2013, were as follows:

(Dollars in thousand)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
March 31, 2014
Commercial	$717	$-	$-	$717	$165,030	$165,747	$-
Commercial real estate:
Construction	-	-	-	-	17,500	17,500	-
Other	461	-	-	461	291,579	292,040	-
Residential:
1-4 family	2,343	876	3,476	6,695	63,689	70,384	-
Home equities	444	-	-	444	45,075	45,519	-
Consumer	89	-	-	89	15,770	15,859	-
Total	$4,054	$876	$3,476	$8,406	$598,643	$607,049	$-

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousand)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$-	$-	$-	$-	$170,429	$170,429	$-
Commercial real estate:
Construction	-	-	-	-	18,545	18,545	-
Other	-	-	-	-	289,360	289,360	-
Residential:
1-4 family	3,125	436	3,167	6,728	63,963	70,691	-
Home equities	131	25	-	156	45,306	45,462	-
Consumer	-	-	-	-	3,508	3,508	-
Total	$3,256	$461	$3,167	$6,884	$591,111	$597,995	$-

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of March 31, 2014, and December 31, 2013:

(Dollars in thousands)	As of March 31 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$4,351	$7,838	$-
Commercial real estate:
Other	13,799	17,683	-
Residential:
1-4 family	1,286	2,590	-
Home equities	627	687	-
Total with no related allowance recorded	$20,063	$28,798	$-
With an allowance recorded:
Commercial	$13	$13	$4
Commercial real estate:
Other	4,889	4,889	602
Residential:
1-4 family	10,969	12,950	971
Home equities	739	739	225
Total with an allowance recorded	$16,610	$18,591	$1,802
Subtotal:
Commercial	$4,364	$7,851	$4
Commercial real estate	$18,688	$22,572	$602
Residential	$13,621	$16,966	$1,196
Total impaired loans	$36,673	$47,389	$1,802

(Dollars in thousands)	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Other	$15,736	$18,184	$-
Residential:
1-4 family	3,714	6,091	-
Home equities	539	545	-
Total with no related allowance recorded	$19,989	$24,820	$-
With an allowance recorded:
Commercial	$6,590	$6,808	$2,988
Commercial real estate:
Other	6,011	6,020	814
Residential:
1-4 family	8,805	9,804	963
Home equities	746	746	229
Total with an allowance recorded	$22,152	$23,378	$4,994
Subtotal:
Commercial	$6,590	$6,808	$2,988
Commercial real estate	$21,747	$24,204	$814
Residential	$13,804	$17,186	$1,192
Total impaired loans	$42,141	$48,198	$4,994

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Nonaccrual loans are restored to accrual status when none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or when the loan becomes “well secured” and “in the process of collection”. When a loan returns to accrual status, interest income is recognized based on the effective yield to maturity on the loan. The effective interest rate is the discount rate that would equate the present value of the future cash payments to the recorded amount of the loan. This results in accreting the amount of interest applied to principal over the remaining term of the loan.

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $188 thousand and $722 thousand for the three months ended March 31, 2014 and 2013, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	March 31,2014	December 31,2013
Commercial	$4,303	$6,527
Commercial real estate:
Other	12,560	14,539
Residential:
1-4 family	7,360	8,217
Home equities	484	513
Total	$24,707	$29,796

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	March 31,2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$6,738	$1	$3,454	$5
Commercial real estate:
Other	20,343	107	29,121	81
Residential:
1-4 family	12,204	24	14,387	19
Home equities	1,250	9	487	3
Total	$40,535	$141	$47,449	$108

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the period ending balances of newly restructured loans that occurred during the three months ended March 31, 2014 and 2013, respectively:

(Dollars in thousands)	For the three months ended March 31, 2014
	Maturity	Total
Commercial	$695	$695
Total	$695	$695

(Dollars in thousands)	For the three months ended March 31, 2013
	Rate	Rate & Maturity	Payment Deferral	Total
Residential:
1-4 family	$354	$55	$116	$525
Home equities	-	74	-	74
Total	$354	$129	$116	$599

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three months ended March 31, 2014, and 2013.

(Dollars in thousands)	For the three months ended March 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$700	$700
Total	1	$700	$700

(Dollars in thousands)	For the three months ended March 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
1-4 family	6	$451	$517
Home equities	1	74	75
Total	7	$525	$592

At March 31, 2014 and December 31, 2013, impaired loans of $9.4 million and $8.8 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, the Company had $29.2 million in TDRs compared to $33.4 million as of December 31, 2013. As of March 31, 2014, the Company had one hundred and seventeen loans that qualified as TDRs, of which ninety-nine were performing according to their restructured terms. TDRs represented 4.81% of gross portfolio loans as of March 31, 2014, compared with 5.59% at December 31, 2013. The decrease in TDR balances during the three months ended March 31, 2014 is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. The loans were previously recorded as TDRs and allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the three months ended March 31, 2014 and 2013, respectively:

(Dollars in thousands)	For the three months ended March 31, 2014		For the three months ended March 31, 2013
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	-	$-	1	$453
Commercial real estate:
Other	-	-	1	734
Total	-	$-	2	$1,187

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	March 31, 2014
	Performing	Nonperforming	Total
Commercial	$161,444	$4,303	$165,747
Commercial real estate:
Construction	17,500	-	17,500
Other	279,480	12,560	292,040
Residential:
1-4 family	63,024	7,360	70,384
Home equities	45,035	484	45,519
Consumer	15,859	-	15,859
Total	$582,342	$24,707	$607,049

(Dollars in thousands)	December 31, 2013
	Performing	Nonperforming	Total
Commercial	$163,902	$6,527	$170,429
Commercial real estate:
Construction	18,545	-	18,545
Other	274,821	14,539	289,360
Residential:
1-4 family	62,474	8,217	70,691
Home equities	44,949	513	45,462
Consumer	3,508	-	3,508
Total	$568,199	$29,796	$597,995

In conjunction with evaluating the performing versus nonperforming nature of the Company’s loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (grade) for each loan class:

Pass Grade - Borrowers classified as Pass Grades specifically demonstrate:

●	Strong Cash Flows – borrower’s cash flows must meet or exceed the Company’s minimum debt service coverage ratio.
●	Collateral Margin – generally, the borrower must have pledged an acceptable collateral class with an adequate collateral margin.

Those borrowers who qualify for unsecured loans must fully demonstrate above average cash flows and strong secondary sources of repayment to mitigate the lack of unpledged collateral.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

●

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

●

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

●

Adequate Collateral Margin – the collateral securing the debt remains adequate but also exhibits a declining trend in value or expected volatility due to macro or industry specific conditions. The current collateral value, less selling costs, remains adequate to cover the outstanding debt under a liquidation scenario.

●

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

●

Adequate Cash Flows – borrowers in this category demonstrate adequate cash flows and debt service coverage ratios, but also reflect adverse trends in operations or continuing financial deterioration that, if it does not stabilize and reverse in a reasonable timeframe, retirement of the debt may be jeopardized.

●

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

●

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

The following represents, but is not limited to, the potential characteristics of a Substandard Grade and do not necessarily generate automatic reclassification into this loan grade:

●	Sustained or substantial deteriorating financial trends,
●	Unresolved management problems,
●	Collateral is insufficient to repay debt; collateral is not sufficiently supported by independent sources, such as asset-based financial audits, appraisals, or equipment evaluations,
●	Improper perfection of lien position, which is not readily correctable,
●	Unanticipated and severe decline in market values,
●	High reliance on secondary source of repayment,
●	Legal proceedings, such as bankruptcy or a divorce, which has substantially decreased the borrower’s capacity to repay the debt,
●	Fraud committed by the borrower,

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

●	IRS liens that take precedence,
●	Forfeiture statutes for assets involved in criminal activities,
●	Protracted repayment terms outside of policy that are for longer than the same type of credit in the Company portfolio,
●	Any other relevant quantitative or qualitative factor that negatively affects the current net worth and paying capacity of the borrower or of the collateral pledged, if any.

Doubtful Grade – A credit risk rated as Doubtful has all the weaknesses inherent in a credit classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. As such, all doubtful loans are considered impaired. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:

●	Proposed merger(s),
●	Acquisition or liquidation procedures,
●	Capital injection,
●	Perfecting liens on additional collateral,
●	Refinancing plans.

Generally, a Doubtful grade does not remain outstanding for a period greater than six months. After six months, the pending events should have either occurred or not occurred. The credit grade should have improved or the principal balance charged against the ALLL.

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of March 31, 2014, and December 31, 2013:

(Dollars in thousands)	March 31, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$122,796	$27,913	$9,350	$5,688	$-	$165,747
Commercial real estate:
Construction	16,334	384	782	0	-	17,500
Other	248,527	23,155	907	19,451	-	292,040
Residential:
1-4 family	56,795	1,334	-	12,255	-	70,384
Home equities	41,183	2,394	25	1,917	-	45,519
Consumer	15,628	112	89	30	-	15,859
Total	$501,263	$55,292	$11,153	$39,341	$-	$607,049

(Dollars in thousands)	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$131,042	$24,274	$7,177	$7,936	$-	$170,429
Commercial real estate:
Construction	18,048	497	-	-	-	18,545
Other	247,656	18,343	2,309	21,052	-	289,360
Residential:
1-4 family	56,832	1,340	-	12,519	-	70,691
Home equities	41,147	2,311	25	1,979	-	45,462
Consumer	3,307	38	130	33	-	3,508
Total	$498,032	$46,803	$9,641	$43,519	$-	$597,995

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of March 31, 2014, and December 31, 2013:

(Dollars in thousands)	As of March 31, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Charge offs	(3,437)	(1,374)	-	(91)	-	(4,902)
Recoveries	400	-	-	78	-	478
Provision	(384)	2,080	179	(229)	(1,646)	-
Ending balance	$3,636	$3,490	$214	$2,251	$157	$9,748
Ending balance: individually evaluated for impairment	$4	$602	$-	$1,196	$-	$1,802
Ending balance: collectively evaluated for impairment	$3,632	$2,888	$214	$1,055	$157	$7,946

Financing receivables
Ending balance	$166,006	$309,540	$15,859	$115,343	$-	$606,748
Ending balance individually evaluated for impairment	$4,364	$18,688	$-	$13,621	$-	$36,673
Ending balance collectively evaluated for impairment	$161,642	$290,852	$15,859	$101,722	$-	$570,075

(Dollars in thousands)	As of December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(882)	(230)	(25)	(1,633)	-	(2,770)
Recoveries	58	2,483	1	547	-	3,089
Provision	3,713	(2,252)	31	244	1,014	2,750
Ending balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Ending balance: individually evaluated for impairment	$2,988	$814	$-	$1,192	$-	$4,994
Ending balance: collectively evaluated for impairment	$4,069	$1,970	$35	$1,301	$1,803	$9,178

Financing receivables
Ending balance	$170,429	$307,905	$3,508	$116,153	$-	$597,995
Ending balance individually evaluated for impairment	$6,590	$21,747	$-	$13,804	$-	$42,141
Ending balance collectively evaluated for impairment	$163,839	$286,158	$3,508	$102,349	$-	$555,854

The ALLL totaled $9.7 million or 1.61% of total portfolio loans at March 31, 2014 and $14.2 million or 2.37% at December 31, 2013. In addition, as of March 31, 2014, the Company had $199.1 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $696 thousand in other liabilities in the Consolidated Balance Sheets.

During the three months ended March 31, 2014, the Company realized net charge offs of $4.4 million compared with net recoveries of $319 thousand in the period ended December 31, 2013. The increase in net charge offs in the current quarter and the decrease in the ALLL allocation is primarily due to chargeoffs related to two significant borrowing relationships; the first included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. Allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013.

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

Management believes that the ALLL was adequately funded as of March 31, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2014, the unallocated allowance amount represented 1.6% of the ALLL, compared to 13% at December 31, 2013. The change in the unallocated portion of the allowance is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. Allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of continued weak and uncertain business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

NOTE 7. OTHER REAL ESTATE OWNED

Other Real Estate Owned – Represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at the lower of cost or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

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

At March 31, 2014, and December 31, 2013, the recorded investment in OREO was $623 thousand and $913 thousand, respectively. For the three months ended March 31, 2014, the Company did not have any additions or sales of OREO. During the three months ended March 31, 2014, further impairment was deemed necessary for an improved commercial land property in the amount of $290 thousand. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter of 2014 in anticipation of its pending sale. The March 31, 2014 OREO balance consists of three properties, of which two are secured with 1-4 family residential real estate in the amount of $163 thousand. The remaining property consists of improved commercial land in the amount of $460 thousand.

NOTE 8. ACCOUNTING FOR INCOME TAX AND UNCERTAINTIES

The Company's provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities; bank owned life insurance, federal tax credits afforded through the Company’s participation in qualified affordable housing project investments.

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

The Company’s effective income tax rate was 24.97% for the three months ended March 31, 2014, compared with 27.61% for the same period a year ago. The Company’s effective tax rate is derived from the sum of income tax expense divided by pretax income.

The decrease in the effective tax rate during the three months ended March 31, 2014 compared to the same period a year ago was primarily driven by increased investments in affordable housing projects. Investments in these projects afford the Company certain federal and state tax credits that in turn lower the Company’s effective tax rate. The Company began to realize the benefits of these tax credits during the three months ended March 31, 2014. See Note 9 below for further detail regarding the Company’s investments in affordable housing project investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 9. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at March 31, 2014 was $5.4 million with a recorded liability of $4.5 million in funding obligations recorded in other liabilities. The Company has invested in three separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately sixteen year period. None of the original investment will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provide a return on the investment between 5% and 7%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

The following table presents the Company’s original investment in the LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2014 and December 31, 2013. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2014 and 2013, the amortization of the investment and the net impact to the Company’s income tax provision for 2014 and 2013:

(Dollars in thousands) Qualified Affordable Housing Projects at March 31, 2014	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,985	$1,858	$40	$15	$8
WNC Institutional Tax Credit Fund 38, L.P.	1,000	986	467	33	14	8
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,455	2,173	85	45	14
Total – Investments in Qualified Affordable Housing Projects	$5,500	$5,426	$4,498	$158	$74	$30

(Dollars in thousands) Qualified Affordable Housing Projects at December 31, 2013	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$2,000	$1,858	$30	$-	$6
WNC Institutional Tax Credit Fund 38, L.P.	1,000	1,000	592	49	-	12
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,500	2,346	203	-	35
Total – Investments in Qualified Affordable Housing Projects	$5,500	$5,500	$4,796	$282	$-	$53
(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The Company’s investments in affordable housing projects generated tax credits recorded by the Company of $120 thousand for the quarter ended March 31, 2014 and $0 for the quarter ended March 31, 2013. Additional tax benefits from the operating losses generated by the projects of $38 thousand and $0 for the quarter ended March 31, 2014 and 2013 respectively. The tax credits and benefits were partially offset by the amortization of the principal investment balances of $74 thousand and $0 respectively. The net income tax benefit included in the Company’s income tax provision was $30 thousand for the quarter ended March 31, 2014 and $0 for the quarter ended March 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table reflects the anticipated net income tax benefit that is expected to be recognized by the Company over the next several years:

(Dollars in thousands) Qualified Affordable Housing Projects	Raymond James California Housing Opportunities Fund II	WNC Institutional Tax Credit Fund 38, L.P.	Merritt Community Capital Corporation Fund XV, L.P	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2014	$23	$24	$44	$91
2015	45	35	47	127
2016 and thereafter	379	246	375	1,000
Total	$447	$305	$466	$1,218

NOTE 10. FEDERAL FUNDS PURCHASED

At March 31, 2014 and December 31, 2013, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $125.6 million at March 31, 2014. The Bank had available lines of credit with the Federal Reserve totaling $23.2 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at March 31, 2014. At March 31, 2014, the lines of credit had interest rates ranging from 0.31% to 1.16%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

The Bank had outstanding secured advances from the FHLB at March 31, 2014 and December 31, 2013 of $75.0 million.

Future contractual maturities of FHLB term advances at March 31, 2014 are as follows:

(Dollars in thousands)
Year	Amount
2014	$75,000
Thereafter	-
Total FHLB advances	$75,000

The maximum amount outstanding from the FHLB under term advances at any month end during the three months ended March 31, 2014, and the year ended December 31, 2013 was $75.0 million and $135.0 million, respectively. The average balance outstanding on FHLB term advances during the three months ended March 31, 2014 and year ended December 31, 2013 was $75.0 million and $109.7 million, respectively. The weighted average interest rate on the borrowings at March 31, 2014 and December 31, 2013 was 0.23% and 0.23%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of March 31, 2014, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $4.5 million. Furthermore, the Company has pledged $249.4 million of its commercial and real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of March 31, 2014, the Company held $35.8 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of March 31, 2014.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Rent expense for the three months ended March 31, 2014 and 2013 was $140 thousand and $105 thousand, respectively. Rent expense was offset by rent income of $4 thousand for both the three months ended March 31, 2014 and the three months ended March 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, as of March 31, 2014, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2014	$402
2015	562
2016	576
2017	517
2018	398
Thereafter	1,555
Total	$4,010

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$193,434	$192,351
Standby letters of credit	3,799	4,583
Guaranteed commitments outstanding	1,865	1,871
Total commitments	$199,098	$198,805

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the three months ended March 31, 2014, and the year ended December 31, 2014. At March 31, 2014 approximately $2.8 million of standby letters of credit expire within one year, and $991 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $696 thousand at March 31, 2014 and December 31, 2013. The adequacy of the reserve for unfunded commitments is reviewed on a monthly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the three months ended March 31, 2014, the Company made no additional provision to the reserve for unfunded commitments. During the three months ended March 31, 2013, the Company provided additional provisions of $200 thousand to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Legal Proceedings – The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 70% of the Company’s gross loan portfolio at both March 31, 2014 and December 31, 2013. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market over the past five years, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2014:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Comprehensive income three months ended March 31, 2014	1,786	(120)	1,666
Accumulated other comprehensive loss as of March 31, 2014	$(23)	$(703)	$(726)

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2013:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Comprehensive income three months ended March 31, 2013	219	(37)	182
Accumulated other comprehensive loss as of March 31, 2013	$2,408	$(968)	$1,440

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income incorporated in this document.

NOTE 14. DERIVATIVES

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2014, the Company performed on the first three legs of the forecasted transaction by executing forecasted FHLB borrowings of $75.0 million, with maturities that aligned with the respective terminated interest rate swap agreements. Accordingly since March 1, 2012 $736 thousand of net gains have been reclassified out of accumulated OCI and netted with other borrowing expense. During the three months ended March 31, 2014, net gains of $88 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense, reported in the Consolidated Statements of Operations. Management believes the remaining forecasted transactions to be probable. As of March 31, 2014, the Company estimates that $353 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75.0 million in FHLB borrowings whose interest payments were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 thousand loss recognized in other expenses in the Consolidated Statements of Operations, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from OCI to earnings

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of March 31, 2014. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted interest payment transactions.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $2.9 million as of March 31, 2014. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $4.6 million and an aggregate fair market value of $4.8 million. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral, if the credit-risk related contingent feature were triggered, or if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2014, and December 31, 2013. See Note 15, Fair Values in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives. The contracts are made with a single issuer and include the right of offset however all of the outstanding IR contracts have a liability position as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Forward starting interest rate swaps (1)	Other liabilities	$-	$-	$1,124	$1,071
Forward starting interest rate swaps (1)	Other liabilities	-	-	1,109	1,134
Forward starting interest rate swaps (1)	Other liabilities	-	-	713	685
Total		$-	$-	$2,946	$2,890
(1)	Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains recorded for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)		March 31,
Description	Income Sheet Location	2014	2013
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$150	$150
(1) Cash flow hedge designation removed. Gains represent tax adjusted amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

NOTE 15. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2014, and December 31, 2013, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

(Dollars in thousands)		Fair Value Measurements Using
March 31, 2014	Carrying Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$74,568	$74,568	$-	$-	$74,568
Securities available-for-sale	204,010	-	204,010	-	204,010
Securities held-to-maturity	36,985	-	35,399	-	35,399
Portfolio loans, net	597,621	-	-	603,418	603,418
Federal Home Loan Bank Stock	4,472	4,472	-	-	4,472

Financial liabilities
Deposits	$761,711	$-	$761,951	$-	$761,951
Federal Home Loan Bank advances	75,000	-	75,000	-	75,000
Subordinated debenture	15,465	-	8,480	-	8,480
Derivatives	2,946	-	2,946	-	2,946

(Dollars in thousands)		Fair Value Measurements Using
December 31, 2013	Carrying Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$58,515	$58,515	$-	$-	$58,515
Securities available-for-sale	216,640	-	216,640	-	216,640
Securities held-to-maturity	36,696	-	34,025	-	34,025
Portfolio loans, net	584,126	-	-	591,315	591,315
Promissory note due from the former mortgage subsidiary	2,607	-	-	2,607	2,607
Federal Home Loan Bank Stock	4,531	4,531	-	-	4,531

Financial liabilities
Deposits	$746,293	$-	$746,332	$-	$746,332
Federal Home Loan Bank advances	75,000	-	75,000	-	75,000
Subordinated debenture	15,465	-	8,754	-	8,754
Derivatives	2,890	-	2,890	-	2,890

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Securities – For investment securities, fair values are based on quoted market prices, where available, and are classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted market prices or matrix pricing which is a mathematical technique used widely by the industry that relies on the securities relationship to other benchmark securities and are classified as Level 2.

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

FHLB variable rate advances – For variable rate FHLB borrowings, the carrying value approximates fair value. The Company measures the fair value of FHLB advances using Level 2 inputs.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At March 31, 2014, future cash flows were discounted at 5.93%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value at March 31, 2014
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,300	$-	$6,300	$-
Obligations of states and political subdivisions	56,454	-	56,454	-
Residential mortgage backed securities and collateralized mortgage obligations	53,105	-	53,105	-
Corporate securities	49,553	-	49,553	-
Commercial mortgage backed securities	10,406	-	10,406	-
Other investment securities (1)	28,192	-	28,192	-
Total assets measured at fair value	$204,010	$-	$204,010	$-
Derivatives – forward starting interest rate swap	$2,946	$-	$2,946	$-
Total liabilities measured at fair value	$2,946	$-	$2,946	$-

	Fair Value at December 31, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,264	$-	$6,264	$-
Obligations of states and political subdivisions	59,209	-	59,209	-
Residential mortgage backed securities and collateralized mortgage obligations	62,991	-	62,991	-
Corporate securities	48,230	-	48,230	-
Commercial mortgage backed securities	10,472	-	10,472	-
Other investment securities (1)	29,474	-	29,474	-
Total assets measured at fair value	$216,640	$-	$216,640	$-
Derivatives – forward starting interest rate swap	$2,890	$-	$2,890	$-
Total liabilities measured at fair value	$2,890	$-	$2,890	$-

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three months ended March 31, 2014 and no transfers in or out of level 3 during the three months ended March 31, 2014. The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three months ended March 31, 2013. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers out	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Three months ended March 31, 2013
Obligations of states and political subdivisions	$1,131	-	-	-	-	(1,131)	$-	$-
Mortgage backed securities	$13,747	-	-	-	-	(12,998)	$749	$-

Classification transfers of $1.1 million and $13.7 million in municipal bonds and non-agency mortgage backed securities from Level 2 to Level 3 were made in December 2012. The Company determined the fair values of these securities were derived by both observable and unobservable inputs. Accordingly, a Level 3 classification was deemed necessary. During the three months ended March 31, 2013, the Company transferred $1.1 million and $13.0 million in municipal bonds and non-agency mortgage backed securities from Level 3 to Level 2, the Company determined the fair values of these securities were derived from observable inputs.

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

(Dollars in thousands)	Fair Value at March 31, 2014
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$15,281	$-	$-	$15,281
Other real estate owned	623	-	-	623
Total assets measured at fair value	$15,904	$-	$-	$15,904

	Fair Value at December 31, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,317	$-	$-	$2,317
Other real estate owned	913	-	-	913
Total assets measured at fair value	$3,230	$-	$-	$3,230

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Three months ended March 31,
	2014	2013
Collateral dependent impaired loans	$4,609	$156
Other real estate owned	290	5
Total	$4,899	$161

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2014:

●	Collateral dependent impaired loans with a carrying amount of $19.9 million were written down to their fair value of $15.3 million resulting in a $4.6 million adjustment to the ALLL.
●	One OREO property with an carrying value of $750 thousand was written down by $290 thousand to the fair value of $460 in anticipation of its pending sale

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is generally based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. The Company records OREO as a nonrecurring Level 3. During the three months ended March 31, 2014, further impairment was deemed necessary for an improved commercial land property in the amount of $290 thousand. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter in anticipation of its pending sale.

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

NOTE 16. TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales based on the criteria of ASC 860 when control over the assets has been surrendered. Assets obtained are to be initially measured at fair value and reflected as proceeds from the transfer. In addition, the assets transferred (cash) should be derecognized with a corresponding gain or loss recorded. Control over transferred assets is deemed surrendered when:

●	The assets have been isolated from the Company,
●	The transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets (or beneficial interests), and
●	The Company does not maintain effective control over the transferred assets or third party beneficial interests through an agreement to repurchase them before their maturity.

On February 27, 2014, the Company completed a loan purchase transaction which included the purchase of a pool of residential solar panel loans secured by UCC filing with a par value of $12.9 million. The solar panel loans portfolio (“portfolio”) was purchased from an unrelated bank in exchange for cash of $12.7 million. The loans and the related servicing were transferred without recourse. The acquisition of the portfolio was accounted for as a transfer of financial assets. The Company initially measured the acquired loan portfolio at fair value $12.7 million, equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment. As a result of this transfer of financial assets, no gain or loss was recorded.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses (ALLL) and provision for loan losses, our commercial real estate portfolio and subsequent charge offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (SEC), and the following factors that might cause actual results to differ materially from those presented:

●	Our ability to attract new deposits and loans
●	Demand for financial services in our market areas
●	Competitive market pricing factors
●	Deterioration of economic conditions that could result in increased loan losses
●	Risks associated with concentrations of real estate related loans
●	Market interest rate volatility
●	Stability of funding sources and continued availability of borrowing
●	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth
●	Our ability to recruit and maintain key management staff
●	Our ability to raise capital and incur debt on reasonable terms
●	Regulatory limits on the Bank’s ability to pay dividends to the Company
●

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

●	The impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expense

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2013 to March 31, 2014. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2014, compared to the same period in 2013. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (BHC) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of Commerce (“Bank”), which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce a division of Redding Bank of Commerce). We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California.

We continuously search for both organic and external expansion opportunities, through internal growth, strategic alliances, acquisitions, establishing a new office or the delivery of new products and services. Systematically, we reevaluate the short and long term profitability of all of our lines of business, and continually evaluate whether to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to our staff, customers, and the markets we serve.

Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.

Executive Overview

Significant items for the three months ended March 31, 2014 were as follows:

Financial Position

Total consolidated assets were $970.0 million as of March 31, 2014, compared to $956.3 million as of December 31, 2013. Cash from increased deposits and sales of available for sale investment securities was used to, repurchase Company common stock, and purchase a pool of consumer loans.

Capital

●	The Company repurchased 440,815 common shares at a weighted average cost of $6.52 per share, pursuant to the Company’s publicly announced stock repurchase plan.
●	The Company paid preferred stock cash dividends of $50 thousand compared to $50 thousand during the same period in 2013.
●

The Company declared a regular cash dividend of $0.03 per share for the quarter. In determining the amount of dividends to be paid, the Company considers capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

Financial Performance

●

Net income available to common shareholders was $515 thousand for the three months ended March 31, 2014, compared with $2.0 million for the same period a year ago. The decrease in net income in the current quarter was attributable to the following:

o	The negotiated settlement of a note receivable from our former mortgage subsidiary resulted in a loss of $1.4 million.
o	A $290 thousand write-down on the pending sale of other real estate owned.
o	Securities losses of $245 thousand due to the sale of lower yielding, longer duration securities.
●

Net interest margins have decreased compared to the same period a year ago. Net interest margin, on a tax equivalent basis, was 3.72% for the current quarter compared to 3.86% at December 31, 2013, and 3.82% at March 31, 2013. Decreased volume and yields in the loan portfolio were partially offset increased yield in the investment portfolio.

●	Non maturing core deposits increased $44.2 million or 11% compared to the same period a year ago.

Credit Quality

●

Nonperforming assets were reduced by 17.5% from the prior quarter and by 36.5% from the first quarter of 2013. Nonperforming assets were 2.61% of total assets at quarter end compared to 3.23% at the prior quarter end and 4.07% at the end of first quarter 2013.

●	Net charge offs were $4.4 million, or 0.73% of average loans, as compared to net charge offs of $803 thousand or 0.13% of average loans during the same period a year ago.
●	The company made no additional provision for loan losses, a decrease of $1.1 million compared to the same period a year ago.
●

During the three months ended March 31, 2014, management determined that further impairment on a specific commercial lot in the other real estate owned portfolio was necessary; resulting in a $290 thousand write down of the property’s carrying value. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter in anticipation of its pending sale.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the Form 10-K for the year ended December 31, 2013 filed with the SEC on March 11, 2014. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

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

The Company's objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets.

All of the Company's outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated OCI. Amounts in accumulated OCI are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate.

Types of derivative transactions currently recorded by the Company as of March 31, 2014:

●

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when earnings are realized on the hedged item. At March 31, 2014, the Company maintained a notional amount of $75.0 million in forward starting interest rate swap agreements which were in an aggregate unrealized loss position of $2.9 million.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 15 of the Notes to the Unaudited Consolidated Financial Statements incorporated in this document.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

OVERVIEW

Net income attributable to Bank of Commerce Holdings was $565 thousand during the three months ended March 31, 2014 compared to net income of $2.0 million during the same period a year ago. The decrease was principally attributable to the negotiated settlement of the note receivable from our former mortgage subsidiary (the “Note”) which resulted in a loss of $1.4 million recorded in other expenses or ($0.07) per share. The Company also recorded loss of $245 thousand on the sale of investment securities as part of a strategy for repositioning of the portfolio to reduce interest rate risk and determined that further impairment on a specific commercial lot in the other real estate owned portfolio was necessary; resulting in a $290 thousand write down of the property’s carrying value. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter in anticipation of its pending sale

Preferred stock dividends payable to the U.S. Treasury were the unchanged at $50 thousand compared to the same period a year ago as a result of increased qualified lending over the measurement period. Accordingly, net income available to common shareholders during the three months ended March 31, 2014 decreased compared with the same period a year ago due to the decrease in net income described in the previous paragraph. Net income available to common shareholders was $515 thousand for the three months ended March 31, 2014, compared with net income of $2.0 million for the same period a year ago.

Diluted Earnings Per Share (EPS) were $ 0.04 for the three months ended March 31, 2014 compared with $0.13 for the same period a year ago. The decrease in diluted EPS compared to the same period a year ago, primarily resulted from decreased net income and was partially offset by a decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the first three months of 2014. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the three months ended March 31, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document. Our return on average common shareholders' equity is positively impacted by lower average common shareholder equity.

	March 31, 2014	March 31, 2014
Returns on average assets:
Income available to common shareholders	0.21%	0.82%
Net income attributable to Bank of Commerce Holdings	0.23%	0.84%

Returns on average total equity:
Income available to common shareholders	2.00%	7.22%
Net income attributable to Bank of Commerce Holdings	2.19%	7.40%

Return on average common shareholders’ equity:
Income available to common shareholders	2.48%	8.81%
Net income attributable to Bank of Commerce Holdings	2.72%	9.03%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2014 was $8.2 million compared to $8.5 million during the same period a year ago.

Interest income for the three months ended March 31, 2014 was $9.0 million, a decrease of $477 thousand or 5% compared to the same period a year ago. The decrease in interest income during the first three months of 2014 compared to the same period a year ago was primarily driven by decreased yields and volume in the loan portfolio, decreased volume in the investment securities portfolio, partially offset by increased yield of investment securities. The decrease in loan portfolio yield was primarily driven by decreased yield in the real estate loans portfolio compared to the first three months of 2013. Average non-accruing loans at March 31, 2014 increased $7.9 million compared to the same period a year ago. Decreases in loan portfolio yield resulted in a $214 thousand decrease in loan interest income. Additionally, decreases in loan portfolio volume resulted in a $339 thousand decrease in interest income compared to the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income recognized from the investment securities portfolio increased $76 thousand during the three months ended March 31, 2014 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased yields, partially offset by decreased volume. Average securities balances and weighted average tax equivalent yields at March 31, 2014 and 2013 were $244.6 million and 3.44% compared to $248.0 million and 3.24%, respectively.

Interest expense for the three months ended March 31, 2014 was $827 thousand, a decrease of $144 thousand or 15% compared to the same period a year ago. During the first three months of 2014, the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense compared to the same period a year ago. The decrease in FHLB borrowing expense for the three months ended March 31, 2014 was primarily driven by decreased borrowings compared to the same period a year ago.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.72% for the three months ended March 31, 2014, a decrease of 10 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 15 basis point decline in yield on average earning assets, partially offset by a 5 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will be challenging. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the three months ended March 31, 2014 and 2013:

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three months ended March 31, 2014			Three months ended March 31, 2013
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Portfolio loans[1]	$605,682	$7,094	4.68%	$634,620	$7,647	4.82%
Tax-exempt securities[2]	86,681	988	4.56%	88,714	944	4.26%
Taxable securities	157,936	1,114	2.82%	159,254	1,065	2.67%
Interest bearing due from banks	65,179	140	0.86%	42,056	142	1.35%
Average Earning Assets	$915,478	$9,336	4.08%	$924,644	$9,798	4.24%
Cash & due from banks	10,212			9,397
Bank premises	11,197			9,951
Other assets	30,426			31,050
Average Total Assets	$967,313			$975,042

Interest bearing demand	$267,428	$121	0.18%	$234,445	$139	0.24%
Savings deposits	91,406	57	0.25%	90,689	71	0.31%
Certificates of deposit	259,523	662	1.02%	257,131	697	1.08%
Repurchase agreements	-	-	0.00%	13,993	4	0.11%
Other borrowings	90,465	(13)	(0.06)%	151,964	60	0.16%
Average Interest Liabilities	$708,822	$827	0.47%	$748,222	$971	0.52%
Noninterest bearing demand	132,495			114,476
Other liabilities	23,013			2,051
Shareholders’ equity	102,983			110,293

Average Liabilities and Shareholders’ Equity	$967,313			$975,042
Net Interest Income and Net Interest Margin		$8,509	3.72%		$8,827	3.82%

Interest income on loans includes fee expense of approximately $(140) thousand and $(74) thousand for the three months ended March 31, 2014 and 2013, respectively.

(1)  Average nonaccrual loans of $30.0 million and $37.9 million for the three months ended March 31, 2014 and 2013 are included, respectively.

(2)  Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $336 thousand and $321 thousand for the three months ended March 31, 2014 and 2013, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2014 and March 31, 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	March 31, 2014 over March 31, 2013
(Dollars in thousands)	Variance due to Average Volume	Variance due to Average Rate	Total
(Decrease) Increase
Interest Income:
Portfolio loans	$(339)	$(214)	$(553)
Tax-exempt securities[1]	(15)	44	29
Taxable securities	(9)	58	49
Interest bearing due from banks	50	(52)	(2)
Total Increase (Decrease)	(314)	(163)	(477)

Increase (Decrease)
Interest Expense:
Interest bearing demand	15	(33)	(18)
Savings accounts	-	(14)	(14)
Certificates of deposit	6	(41)	(35)
Repurchase agreements	-	(4)	(4)
Other borrowings	88	(161)	(73)
Total Increase (Decrease)	109	(253)	(144)
Net Increase (Decrease)	$(423)	$90	$(333)

[1] Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2014 was $364 thousand, a decrease of $460 thousand, or 56%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31
(Dollars in thousands)	2014	2013	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$44	$46	$(2)	(4)%
Payroll and benefit processing fees	135	128	7	5%
Earnings on cash surrender value – Bank owned life insurance	126	156	(30)	(19)%
(Loss) gain on investment securities, net	(245)	189	(434)	(100)%
Merchant credit card service income, net	26	33	(7)	(21)%
Other income	278	272	6	2%
Total noninterest income	$364	$824	$(460)	(56)%

Bank owned life insurance earnings decreased $30 thousand for the three months ended March 31, 2014 compared to the same periods a year ago. The decrease was due to true-up adjustments recorded during the three months ended March 31, 2013.

Gains on the sale of investment securities decreased $434 thousand to a loss of $245 thousand for the three months ended March 31, 2014, compared to gains of $189 thousand for the same period a year ago. During the three months ended March 31, 2014, the Company purchased twenty-two securities with weighted average yields of 3.08%. During the same period the Company sold thirty-two securities with weighted average yields 2.01%. Generally, securities purchased had relatively short durations with good credit quality.

Merchant credit card service income decreased $7 thousand for the three months ended March 31, 2014 compared to the same period a year ago due to increased customer utilization of a third party to provide some account services.

The major components of other income are fees earned on ATM transactions, mortgage fee income, online banking services, wire transfers, and FHLB dividends. The increase in current year is primarily driven by increased note receivable accretion and increased FHLB dividends partially offset by decreased mortgage brokerage fee income. Changes in the other components of other income are a result of normal operating activities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2014 was $7.8 million, an increase of $2.3 thousand or 17% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$3,622	$2,924	$698	24%
Occupancy & equipment expense	642	574	68	12%
Write down of other real estate owned	290	-	290	100%
Federal Deposit Insurance Corporation insurance premium	191	88	103	117%
Data processing fees	194	134	60	45%
Professional service fees	264	269	(5)	(2)%
Deferred compensation expense	115	155	(40)	(26)%
Other expenses	2,466	1,318	1,148	87%
Total noninterest expense	$7,784	$5,462	$2,322	43%

Salaries and related benefits expense for the three months ended March 31, 2014 was $3.6 million, an increase of $698 thousand or 24% compared to the same period a year ago. The increase in salaries and related benefits was primarily driven by an increase in the number of employees, increased Supplemental Executive Retirement Plan (SERP) costs, increased health insurance costs and an increase in contributions to the Company’s employee profit sharing plan.

Occupancy and equipment expenses increased $68 thousand for the three months ended March 31, 2014 compared to the same period a year ago, due to increased rent expenses and furniture fixture, and equipment costs related to the expansion of the Sacramento Bank of Commerce branch and remodel of the Churn Creek branch.

During the three months ended March 31, 2014 management determined that further impairment necessary for an improved commercial land property in the amount of $290. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter in anticipation of its pending sale.

The increase in FDIC assessments of $103 thousand or 117% to $191 thousand during the quarter ended March 31, 2014 resulted from true-up adjustments to reverse prior period over accruals recorded in March of 2013.

Data processing expense for the three months ended March 31, 2014 was $194 thousand an increase of $60 thousand or 45% compared to the same period a year ago. The increases in data processing expense compared to the same periods a year ago is primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to realize continued increased costs in these expenses for the foreseeable future.

Deferred compensation expense for the three months ended March 31, 2014 was $115 thousand a decrease of $40 thousand or 26% compared to the same period a year ago. During June of 2013, the Company’s board of directors approved a revision to the SERP resulting in a reduction in accrual rate for deferred compensation expenses.

Other expenses for the three months ended March 31, 2014 were $2.5 million, an increase of $1.1 million or 87% compared to the same period a year ago. The increase in other expenses was primarily driven by the negotiated settlement of the Note from the former mortgage subsidiary which resulted in a pretax loss recorded in other expenses of $1.4 million. Other expenses for the three months ended March 31, 2014 also include $74 thousand of amortization expense for affordable housing investments purchased during 2013, is partially offset by a decrease in the amount of off balance sheet provision of $200 thousand and a decrease in OREO expenses of $168 thousand.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The principal difference between statutory tax rates and our effective tax rate is the benefit derived from investing in tax-exempt securities and preferential state tax treatment for qualified enterprise zone loans. We continue to participate in Affordable Housing projects which afford federal and state tax credits. Increases and decreases in the provision for taxes reflect changes in our income before taxes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the Company's tax provision and the related effective tax rate for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	For the three months ended March 31,
	2014	2013
Income tax provision	$188	$778
Effective tax rate	24.97%	27.61%

The Company’s effective income tax rate was 24.97%, 27.61% three months ended March 31, 2014 and 2013 respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from low income housing investments.

The Company’s effective tax rate is derived from income tax expense divided by income before provision for income taxes.

The decrease in the effective tax rate was primarily driven by decreased taxable income and the income tax adjustments and related valuation allowance for tax benefit related to the negotiated settlement of the Note from the Company’s former mortgage subsidiary.

The Company made investments in Qualified Affordable Housing Projects during 2013, which generated low income housing tax credit and benefits net of Investment amortization of $30 thousand and $0 for the quarter ended March 31, 2014 and 2013 respectively. See note 9. “Investments in Qualified Affordable Housing Projects” in the Notes to the Unaudited Consolidated Financial Statements in this document for a discussion on the investments made.

FINANCIAL CONDITION

BALANCE SHEET

As of March 31, 2014, the Company had total consolidated assets of $970.0 million, total net portfolio loans of $597.6 million, an ALLL of $9.7 million, deposits outstanding of $761.7 million, and stockholders’ equity of $100.8 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of March 31, 2014, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $54.4 million. The Company also held certificates of deposits with other financial institutions in the amount of $20.1 million, which the Company considers liquid.

The Company’s available-for-sale investment portfolio is currently being utilized as a secondary source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. Available-for-sale investment securities totaled $204.0 million at March 31, 2014, compared with $216.6 million at December 31, 2013. During the first three months of 2014, the Company focused on investing cash received from sales of available for sale investment securities into municipal bonds, asset and mortgage backed securities, and corporate bonds.

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

The purchases of asset backed securities were characterized as short to moderate in duration, both fixed and floating, with the bonds reflecting solid performance relative to their respective collateral profile and supporting credit enhancements. The mortgage backed securities purchased during the period were centered on moderate duration bonds with relatively solid cash flows and yield. Overall, management’s investment strategy reflects the continuing expectation of rising rates across the yield curve. As such, management will continue to actively seek out opportunities to reduce the overall duration of the portfolio and improve cash flows. Given the current shape of the yield curve, this strategy could entail absorbing low to moderate losses within the portfolio to meet this longer term objective.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first three months of 2014, the Company purchased twenty-two securities with a weighted average yield of 3.08%, and a weighted average duration of 5.41, sold thirty-two securities with a weighted average yield of 2.01%. The sales activity resulted in $245 thousand net realized loss.

At March 31, 2014, the Company’s net unrealized losses on available-for-sale securities were $643 thousand, compared with $3.7 million net unrealized losses at December 31, 2013. The favorable change in net unrealized losses was primarily due to increases in the fair values of the Company’s municipal bond, mortgage backed securities and corporate bond, portfolios. The increases in the fair values of the Company’s investment securities portfolio were primarily driven by the narrowing of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance increased during the first three months of 2014. The Company recorded net portfolio loans of $597.6 million at March 31, 2014, compared with $584.1 million at December 31, 2013, an increase of $13.5 million, or 2%. The increase in net portfolio loans was primarily attributable to the $12.2 million increase in consumer lending associated with the purchase of a pool of consumer solar loans. See Note 16, Transfer of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchase of the solar loan pool.

The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company made no additional provision for loan losses during the first three months of 2014, compared with $1.1 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 1.61% as of March 31, 2014 compared with 2.37% as of December 31, 2013 and 1.85%, as of March 31, 2013.

Net charge offs were $4.4 million during the first three months of 2014, compared with net charge offs of $803 thousand during the same period a year ago. The charge offs in the current year were primarily $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. Allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013.

During the first three months of 2014 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2013 and 2012. Management is cautiously optimistic that given continuing improvements in local and national economic conditions, the Company’s impaired assets will continue to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and less than robust economic conditions. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At March 31, 2014, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Past due loans as of March 31, 2014 increased to $8.4 million, compared to $6.9 million as of December 31, 2013. The increase in past due loans was primarily attributable to increases in the past due commercial and commercial real estate portfolios Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

The Company’s OREO balance at March 31, 2014 was $623 thousand compared to $913 thousand at December 31, 2013. The net decrease in OREO was due to impairment charges related to a specific commercial lot that were deemed necessary, resulting in a write down of $290 thousand of the property’s carrying value in the first quarter in anticipation of its pending sale. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions.

Total deposits as of March 31, 2014 were $761.7 million compared to $746.3 million at December 31, 2013, an increase of $15.4 million. During the first three months of 2014, decreases in interest bearing demand and non-interest bearing demand accounts were offset by increases in savings and certificate of deposit accounts.

Brokered certificates of deposits totaled $13.9 million at March 31, 2014, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 6.25 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 440,815 common shares during the three months ended March 31, 2014. In April of 2014 the Company repurchased and subsequently retired 80,915 additional shares.

The decrease in weighted average shares from the stock repurchases positively contributed to earnings per common share, and return on common equity.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Available-for-sale investment securities totaled $204.0 million at March 31, 2014, compared with $216.6 million at December 31, 2013. Purchases of available-for-sale securities of $24.8 million were offset by sales of $36.9 million, pay downs of $3.1 million, amortization of net purchase price premiums of $459 thousand, and an increase in fair value of $3.1 million. During the first three months of 2014, the Company purchased twenty-one available for sale securities and sold thirty-two securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $37.0 million at March 31, 2014, compared with $36.7 million at December 31, 2013. Purchases of $244 thousand of held-to-maturity securities were offset by $44 thousand net discount accretion. During the first three months of 2014, the Company purchased one held-to-maturity security.

The following table presents the investment securities portfolio by classification and major type as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)
Available-for-sale securities (1)	March 31, 2014	December 31, 2013
U.S. government & agencies	$6,300	$6,264

Obligations of state and political subdivisions	56,454	59,209
Residential mortgage backed securities and collateralized mortgage obligations	53,105	62,991
Corporate securities	49,553	48,230
Commercial mortgage backed securities	10,406	10,472
Other asset backed securities	28,192	29,474
Total	$204,010	$216,640

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$35,399	$36,696
(1) Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at March 31, 2014:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$-	-%	$-	-%	$5,533	2.92%	$987	2.61%	$6,520	2.87%
Obligations of state and political subdivisions	-	-	5,312	3.00%	12,477	2.74%	38,695	2.97%	56,484	2.92%
Mortgage backed securities and collateralized mortgage obligations	-	-	21,099	3.29%	25,714	2.66%	6,093	3.38%	52,906	2.99%
Corporate securities	-	-	11,153	2.86%	38,731	2.89%	-	0.00%	49,884	2.88%
Commercial mortgage backed securities	-	-	-	-%	3,121	2.16%	7,430	3.43%	10,551	3.05%
Other asset backed securities	-	-	-	-%	809	1.79%	27,499	2.79%	28,308	2.76%
Total	$-	-%	$37,564	3.12%	$86,385	2.76%	$80,704	2.98%	$204,653	2.91%

Held-to-maturity securities
Obligations of state and political subdivisions	$367	1.48%	$361	4.24%	$13,981	3.00%	$22,276	3.04%	$36,985	3.02%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

LOANS AND PORTFOLIO CONCENTRATIONS

Loans and Portfolio Concentration

We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California, and the location of the Bank's four full service branches, specifically identified as Northern California. We manage our credit risk through diversification of our loan portfolio and the application of underwriting policies and procedures and credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California; repayment is expected from the borrower’s business cash flows or cash flows from real estate investments.

Overall, the net portfolio loan balance increased during the first three months of 2014. The Company recorded net portfolio loans of $597.6 million at March 31, 2014, compared with $584.1 million at December 31, 2013, an increase of 13.2 million, or 2%. The increase in net portfolio loans was primarily attributable to the purchase of a pool of consumer loans during the quarter. See Note 16, Transfer of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchase of the loan pool.

The following table presents the composition of the loan portfolio as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	% of gross portfolio loans	December 31, 2013	% of gross portfolio loans
Commercial	$165,747	27%	$170,429	29%
Real estate – construction loans	17,500	3%	18,545	3%
Real estate – commercial (investor)	205,111	34%	205,384	34%
Real estate – commercial (owner occupied)	86,929	14%	83,976	14%
Real estate – ITIN loans	55,411	9%	56,101	9%
Real estate – mortgage	14,973	2%	14,590	2%
Real estate – equity lines	45,519	8%	45,462	8%
Consumer	15,749	3%	3,472	1%
Other	110	-%	36	-%
Gross portfolio loans	$607,049	100%	$597,995	100%
Less:
Deferred loan fees, net	(320)		(303)
Allowance for loan losses	9,748		14,172
Net portfolio loans	$597,621		$584,126

The following table provides a breakdown of the Company’s real estate construction portfolio as of March 31, 2014:

(Dollars in thousands) Loan Type	Balance	% of gross loan portfolio
Commercial lots	$5,538	0.91%
Commercial real estate – construction	7,384	1.22%
1-4 family subdivision loans	2,824	0.47%
1-4 family individual residential lots	1,536	0.25%
1-4 family construction speculative	218	0.04%
Total real estate-construction	$17,500	2.89%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of March 31, 2014, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$65,205	$63,240	$37,302	$165,747
Real estate - construction loans	4,416	7,497	5,587	17,500
Real estate - commercial (investor)	31,298	43,609	130,204	205,111
Real estate - commercial (owner occupied)	1,623	25,774	59,532	86,929
Real estate - ITIN loans	-	-	55,411	55,411
Real estate - mortgage	615	2,301	12,057	14,973
Real estate - equity lines	1,748	3,604	40,167	45,519
Consumer	1,320	1,598	12,831	15,749
Other	-	110	-	110
Gross portfolio loans	$106,225	$147,733	$353,091	$607,049

Loans due after one year with:
Fixed rates		$72,840	$86,984	$159,824
Variable rates		74,893	266,107	341,000
Total		$147,733	$353,091	$500,824

Loans with unique credit characteristics

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense. As of March 31, 2014, and December 31, 2013, the specific ITIN ALLL allocation represented approximately 2.15% and 1.30% of the total outstanding principal, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $24.7 million or 4.07% of total portfolio loans as of March 31, 2014, as compared to $29.8 million, or 4.98% of total loans, at December 31, 2013. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $25.3 million, or 2.61% of total assets as of March 31, 2014, compared with $30.7 million, or 3.23% of total assets as of December 31, 2013. Nonperforming loans decreased $5.1 million during the quarter ended March 31, 2014 and classified loans decreased $2.7 million during the same period. The Company did not record additional provision expense during the quarter as management has individually evaluated each impaired loan and believes that the loan portfolio is properly risk graded, and the reserve level and allocations in the ALLL at March 31, 2014 are appropriate.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at March 31, 2014 totaled $623 thousand and consisted of three properties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)
Nonperforming assets	March 31, 2014	December 31, 2013
Commercial	$4,303	$6,527
Total real estate construction	4,303	6,527

Real estate mortgage
ITIN 1-4 family loan pool	6,074	6,895
1-4 family, closed end 1st lien	1,286	1,322
1-4 family revolving	484	513
Total real estate mortgage	7,844	8,730
Commercial real estate	12,560	14,539
Total nonaccrual loans	24,707	29,796
90 days past due and still accruing	-	-
Total nonperforming loans	24,707	29,796

Other real estate owned	623	913
Total nonperforming assets	$25,330	$30,709

Nonperforming loans to total loans	4.07%	4.98%
Nonperforming assets to total assets	2.61%	3.23%

As of March 31, 2014, nonperforming assets of $25.3 million have been written down by 36%, or $9.2 million, from their original balance of $38.4 million.

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

As of March 31, 2014, impaired loans totaled $36.7 million, of which $24.7 million were in nonaccrual status. Of the total impaired loans, $11.0 million or one hundred thirty two were ITIN loans with an average balance of approximately $83.1thousand. The remaining impaired loans consist of six commercial loans, fourteen commercial real estate loans, six residential mortgages and nineteen home equity loans.

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

At March 31, 2014 and December 31, 2013, impaired loans of $9.4 million and $8.8 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2014. As of March 31, 2014, there were $8.0 million of ITINs which were classified as TDRs, of which $3.1 million were on nonaccrual status.

As of March 31, 2014, the Company had $29.2 million in TDRs compared to $33.4 million as of December 31, 2013. As of March 31, 2014, the Company had one hundred seventeen restructured loans that qualified as TDRs, of which ninety-nine were performing according to their restructured terms. TDRs represented 4.81% of gross portfolio loans as of March 31, 2014, compared with 5.59% at December 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)
Troubled debt restructurings	March 31, 2014	December 31, 2013
Accruing troubled debt restructurings
Commercial	$62	$63
Commercial real estate:
Other	3,853	3,864
Residential:
1-4 family	4,894	4,303
Home equities	593	598
Total accruing troubled debt restructurings	$9,402	$8,828

Nonaccruing troubled debt restructurings
Commercial	$4,302	$6,458
Commercial real estate:
Other	12,121	14,024
Residential:
1-4 family	3,356	4,114
Total nonaccruing troubled debt restructurings	$19,779	$24,596

Total troubled debt restructurings
Commercial	$4,364	$6,521
Commercial real estate:
Other	15,974	17,888
Residential:
1-4 family	8,250	8,417
Home equities	593	598
Total troubled debt restructurings	$29,181	$33,424
Percentage of gross portfolio loans	4.81%	5.59%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at March 31, 2014 decreased $4.5 million to $9.7 million compared to $14.2 million at December 31, 2013. The company recorded net charge-offs of $4.4 million for the three months ended March 31, 2014 compared to net recoveries of $319 thousand for the year ended December 31, 2013 and net recoveries of $803 thousand for the same period a year ago. The increase in net charge offs in the current quarter is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. Allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013. Nonperforming loans decreased $5.1 million during the quarter ended March 31, 2014 and classified loans decreased $2.7 million during the same period. Management has individually evaluated each impaired loan and believes that the loan portfolio is properly risk graded and the reserve level and allocations in the ALLL at March 31, 2014 are appropriate. During the current quarter, the Company made no additional provisions for loan losses for the current or prior quarter compared to provision expense of $1.1 million during the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves for the periods indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Beginning balance allowance for loan losses	$14,172	$11,103	$11,103
Provision for loan loss charged to expense		2,750	1,050
Loans charged off	(4,902)	(2,770)	(845)
Loan loss recoveries	478	3,089	42
Ending balance allowance for loan losses	$9,748	$14,172	$11,350

Gross portfolio loans outstanding at period end	$606,748	$597,995	$612,608

Ratio of allowance for loan losses to total loans	1.61%	2.37%	1.85%
Nonaccrual loans at period end:
Commercial	$4,303	$6,527	$3,420
Commercial real estate	12,560	14,539	23,363
Residential real estate	7,360	8,217	11,302
Home equity	484	513
Total nonaccrual loans	$24,707	$29,796	$38,085

Accruing troubled-debt restructured loans
Commercial	$62	$63	$70
Commercial real estate	3,853	3,864	4,593
Residential real estate	4,894	4,303	2,954
Home equity	593	598	536
Total accruing restructured loans	$9,402	$8,828	$8,153

All other accruing impaired loans	2,564	3,517	1,426
Total impaired loans	$36,673	$42,141	$47,664

Allowance for loan losses to nonaccrual loans at period end	39.45%	47.56%	29.80%
Nonaccrual loans to total loans	4.07%	4.98%	6.22%

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this can be accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non collateral dependant loans the Company establishes a specific component within the ALLL based on the present value of the future cash flows. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL.

At March 31, 2014, the recorded investment in loans classified as impaired totaled $36.7 million, with a corresponding valuation allowance (included in the ALLL) of $1.8 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2013, the total recorded investment in impaired loans was $42.1 million, with a corresponding valuation allowance (included in the ALLL) of $5.0 million.

The Company realized net charge offs of $4.4 million in the current quarter compared with net recoveries of $630 thousand in the prior quarter and net charge offs of $803 thousand in the same period a year ago. Management does not feel that the change is indicative of a trend as the increase in net charge offs in the current quarter and the decrease in the ALLL allocation is primarily due to chargeoffs related to two significant borrowing relationships. The first relationship included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. Allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013. Management has individually evaluated each impaired loan and believes that the remaining loan portfolio is properly risk graded and that the reserved level and allocations are appropriate at March 31, 2014.

The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. Past due loans as of March 31, 2014 increased to $8.4 million, compared to $6.9 million as of December 31, 2013. The increase in past due loans was primarily due to increases in the past due commercial and commercial real estate portfolios Management continues to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of charge offs. At March 31, 2014, management believes the Company’s ALLL is adequately funded given the current level of credit risk which includes appropriately risk grading past due loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$3,636	37%	$7,057	50%
Commercial real estate:
Construction	200	2%	173	1%
Other	3,290	34%	2,611	18%
Residential:
1-4 family	1,568	16%	1,685	12%
Home equities	683	7%	808	6%
Consumer	214	2%	35	0%
Unallocated	157	2%	1,803	13%
Total allowance for loan and lease losses	$9,748	100%	$14,172	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2014, the unallocated allowance amount represented 2% of the ALLL, compared to 13% at December 31, 2013. The decrease in the unallocated ALLL during the three months ended March 31, 2014 is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. The loans were previously recorded as TDRs and allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013. Management has individually evaluated each impaired loan and believes that the remaining loan portfolio is properly risk graded and that the reserve level and allocations are appropriate at March 31, 2014. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of sluggish business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of March 31, 2014 were $761.7 million compared to $746.3 million at December 31, 2013, an increase of $15.4 million. During the first three months of 2014, decreases in interest bearing demand and non-interest bearing demand accounts were offset by increases in savings and certificate of deposit accounts.

The following table presents the deposit balances by major category as of March 31, 2014, and December 31, 2013:

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Noninterest bearing demand	$131,290	18%	$133,984	18%
Interest bearing demand	269,634	35%	273,390	37%
Savings	93,279	12%	90,442	12%
Time, $100,000 or greater	222,135	29%	201,340	27%
Time, less than $100,000	45,373	6%	47,137	6%
Total	$761,711	100%	$746,293	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields as of March 31, 2014, and December 31, 2013.

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	Yield	Amount	Yield
Interest bearing demand	$141,288	0.18%	$115,342	0.19%
Savings	91,406	0.25%	92,502	0.27%
Money market accounts	126,140	0.19%	128,783	0.20%
Certificates of deposit	259,523	1.02%	249,500	1.05%
Interest bearing deposits	618,357	0.55%	586,127	0.57%
Noninterest bearing demand	132,495		126,017
Average total deposits	$750,852		$712,144

Average other borrowings	$90,465	(0.06)%	$130,924	0.09%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2014:

Deposit Maturity Schedule

(Dollars in thousands)	March 31, 2014
Maturing in:
Three months or less	$34,034
Three through six months	31,298
Six through twelve months	33,311
Over twelve months	123,492
Total	$222,135

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our Bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At March 31, 2014 and December 31, 2013, the Company’s CDARS and ICS balances totaled $60.0 million and $53.2 million, respectively. Of these totals, at March 31, 2014 and December 31, 2013, $14.6 million and $15.3 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act provided for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW) through December 31, 2013. Subsequently, this provision of the Dodd-Frank Act has expired, however the maximum federal deposit insurance amount for all deposit accounts was permanently raised from the previous standard maximum amount of $100,000 to $250,000 per qualified account.

BORROWINGS

At March 31, 2014, the Bank had term debt outstanding with a carrying value of $75.0 million compared to $75.0 million December 31, 2013. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. The FHLB advance has a floating contractual interest rate of .23% with maturity in 2014.

Junior Subordinate Debentures

During the first quarter 2003, Bank of Commerce Holdings formed a wholly-owned Delaware statutory business trust, Bank of Commerce Holdings Trust (the "grantor trust"), which issued $5.0 million of guaranteed preferred beneficial interests in Bank of Commerce Holdings' junior subordinated debentures (the "trust notes") to the public and $155 thousand common securities to the Company. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The proceeds from the issuance of the trust notes were transferred from the grantor trust to the Holding Company and from the Holding Company to the Bank as surplus capital.

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at March 31, 2014 was 3.54%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 29, 2005, the Company participated in a private placement to an institutional investor of $10 million of fixed rate trust preferred securities (the "Trust Preferred Securities"); through a newly formed Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust"). The Trust simultaneously issued $310 thousand common securities to the Company. The fixed rate terms expired in September 2010, and have transitioned to floating rate for the remainder of the term.

The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10.3 million of the Company's floating rate junior subordinate debentures (the "Notes"). The net proceeds to the Company from the sale of the Notes to the Trust were used by the Company for general corporate purposes, including funding the growth of the Company's various financial services.

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company's option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at March 31, 2014 was 1.82%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

The Notes were issued pursuant to a Junior Subordinated Indenture (the "Indenture"), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate which resets on a quarterly basis to three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters. The Notes are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. The Notes mature on September 15, 2035, and may be redeemed at the Company's option on any March 15, June 15, or September 15 until maturity. The Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

Although the Notes are recorded as a liability on the Company's Consolidated Balance Sheets, for regulatory purposes, the Notes are treated as Tier 1 capital under rulings of the Federal Reserve Board, the Company's primary federal regulatory agency.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

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

The Bank had available lines of credit with the FHLB totaling $125.6 million as of March 31, 2014; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $23.2 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at March 31, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's revenues are obtained from dividends declared and paid by the Bank. The Bank paid $3.5 million in dividends to the Holding Company during the three months ended March 31, 2014. The dividends were primarily used to fund treasury stock purchases. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2014, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $3.3 million for the three months ended March 31, 2014. The material differences between cash provided by operating activities and net income consisted of non-cash items including a $1.2 million decrease in the deferred tax asset due to the decrease in unrealized loss in the available for sale investment portfolio, a $1.1 million decrease in other assets from the settlement of the Note to the former mortgage subsidiary, $281 thousand in depreciation and $290 thousand write down of other real estate owned.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash of $574 thousand provided by investing activities consisted principally of $36.7 million in proceeds from sale of investment securities, $3.1 million in proceeds from maturities and payments from available-for-sale investment securities, and $686 thousand cash received from the negotiated settlement of the Note from the former mortgage subsidiary, partially offset by $24.8 million in purchases of available-for-sale securities, $13.5 million in net loan originations and $1.2 million investment in premise and equipment.

Net cash of $12.2 million provided by financing activities consisted principally of $19.0 million increase certificates of deposits partially offset by $3.6 million in decrease in demand and savings accounts, $2.9 million in purchases of common stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of March 31, 2014.

As of March 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category.

The Company and the Bank’s capital amounts and ratios as of March 31, 2014, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$116,873	12.11%	n/a	4%
Tier 1 Risk-Based	116,873	15.23%	n/a	4%
Total Risk-Based	126,476	16.48%	n/a	8%

The Bank
Leverage	$115,508	11.97%	5%	4%
Tier 1 Risk-Based	115,508	15.07%	6%	4%
Total Risk-Based	125,100	16.32%	10%	8%

Total shareholders’ equity at March 31, 2014 was $100.8 million, compared to shareholder’s equity of $101.8 million reported at December 31, 2013. During the three months ended March 31, 2014, the decrease in shareholders’ equity was primarily due to the negotiated settlement of the Note from the former mortgage subsidiary which resulted in a loss of $1.4 million. Total shareholder’s equity also decreased during the three months ended March 31, 2014 due to the repurchase and subsequent retirement of 440,815 shares of stock at a weighted average price of $6.52 per share.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. Depending on the company’s condition this increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares.

Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20.0 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

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

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 662,977 shares during the three months ended March 31, 2013.

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 1,000,000 shares during the year ending December 31,2014.

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 440,815 common shares during the three months ended March 31, 2014. In April of 2014 the Company repurchased and subsequently retired 80,915 additional shares.

During the three months ended March 31, 2014 and the three months ended March 31, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2014 and 2013.

Cash Dividends and Payout Ratios per Common Share

	Three months ended March 31,
	2014	2013
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	75%	24%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 12, Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 12, Commitments and Contingencies, in the Notes to Unaudited Consolidated Financial Statements incorporated in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk as of March 31, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2014, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse affect on the Company's financial position or results of operations.

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2013, filed with the SEC on March 11, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable

b)	Not Applicable

c)	The following table provides information about repurchases of common stock by the Company during three months ended March 31, 2014:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/14 – 1/31/14	-	$-	-	-
2/1/14 – 2/28/14	-	$-	-	-
3/1/14 – 3/31/14	440,815	$6.52	440,815	259,185
Total for quarter	440,815	$6.52	440,815

(1) Common shares repurchased by the Company during the quarter consisted of 440,815 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2) On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 440,815 common shares during the three months ended March 31, 2014. In April of 2014 the Company repurchased and subsequently retired 80,915 additional shares.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 9, 2014	/s/ Samuel D. Jimenez

Samuel D. Jimenez

Executive Vice President and

Chief Operating Officer and Chief Financial Officer