Form 10-Q
period 2014-06-30
Bank of Commerce Holdings
filed 2014-08-08
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 21, 2014: 13,293,777

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Dollars in Thousands)	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Cash and due from banks	$50,677	$38,369
Interest bearing due from banks	16,068	20,146
Total cash and cash equivalents	66,745	58,515

Securities available-for-sale, at fair value	188,686	216,640
Securities held-to-maturity, at amortized cost	37,031	36,696

Portfolio loans	619,622	598,298
Allowance for loan losses	(9,882)	(14,172)
Net loans	609,740	584,126

Bank premises and equipment, net	12,415	10,893
Other real estate owned	826	913
Other assets	48,273	48,559
Total Assets	$963,716	$956,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand - noninterest bearing	$135,416	$133,984
Demand - interest bearing	269,055	273,390
Savings accounts	90,416	90,442
Certificates of deposit	260,129	248,477
Total deposits	755,016	746,293

Federal Home Loan Bank borrowings	75,000	75,000
Junior subordinated debentures	15,465	15,465
Other liabilities	17,545	17,797
Total Liabilities	863,026	854,555

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Stockholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2014 and 20,000 in 2013	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; issued; 13,293,777 outstanding as of June 30, 2014 and 13,977,005 outstanding on December 31, 2013	23,858	28,304
Retained earnings	57,808	55,944
Accumulated other comprehensive (loss), net of tax	(907)	(2,392)
Total Stockholders’ Equity	100,690	101,787
Total Liabilities and Stockholders' Equity	$963,716	$956,342

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and six months ended June 30, 2014 and June 30, 2013

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$7,188	$7,352	$14,282	$14,999
Interest on securities	1,111	1,022	2,225	2,088
Interest on tax-exempt securities	635	656	1,287	1,279
Interest on interest bearing deposits	128	131	268	272
Total interest income	9,062	9,161	18,062	18,638
Interest expense:
Interest on demand deposits	118	112	239	251
Interest on savings deposits	57	62	114	133
Interest on certificates of deposit	673	654	1,335	1,351
Interest on securities sold under repurchase agreements	0	2	0	6
Interest on other borrowings	24	45	11	105
Total interest expense	872	875	1,699	1,846
Net interest income	8,190	8,286	16,363	16,792
Provision for loan losses	1,450	1,400	1,450	2,450
Net interest income after provision for loan losses	6,740	6,886	14,913	14,342
Noninterest income:
Service charges on deposit accounts	41	54	85	100
Payroll and benefit processing fees	109	114	244	242
Earnings on cash surrender value – Bank owned life insurance	162	112	288	268
(Loss) Gain on investment securities, net	(39)	406	(284)	595
Merchant credit card service income, net	29	32	55	65
Other income	1,834	307	2,112	579
Total noninterest income	2,136	1,025	2,500	1,849
Noninterest expense:
Salaries and related benefits	3,417	3,074	7,039	5,998
Occupancy and equipment expense	678	529	1,320	1,103
Write down of other real estate owned	0	-	290	-
Federal Deposit Insurance Corporation insurance premium	189	245	380	333
Data processing fees	218	136	412	270
Professional service fees	338	294	602	563
Deferred compensation expense	115	-	230	-
Other expenses	1,156	870	3,622	2,343
Total noninterest expense	6,111	5,148	13,895	10,610
Income before provision for income taxes	2,765	2,763	3,518	5,581
Provision for income taxes	559	757	747	1,535
Net income	2,206	2,006	$2,771	$4,046
Less: Preferred dividends on preferred stock	50	50	100	100
Income available to common shareholders	2,156	1,956	$2,671	$3,946

Basic earnings per share	$0.16	$0.13	$0.20	$0.26
Average basic shares	13,378	15,120	13,658	15,401
Diluted earnings per share	$0.16	$0.13	$0.19	$0.26
Average diluted shares	13,426	15,139	13,705	15,419

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and six months ended June 30, 2014 and June 30, 2013

	Three months ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$2,206	$2,006	$2,771	$4,046

Available-for-sale securities:
Unrealized gains (losses) arising during the period	1,895	(3,628)	4,725	(3,028)
Reclassification adjustments for net gains (loss) realized in earnings (net of tax expense (benefit) of $16 and $(167) for the three months ended June 30, 2014 and 2013, respectively, and net of tax expense (benefit) of $117 and $(245) for the six months ended June 30, 2014 and 2013 respectively)	23	(239)	167	(350)
Income tax (expense) benefit related to unrealized (gains) losses	(780)	1,493	(1,945)	1,246
Net change in unrealized gains (losses)	1,138	(2,374)	2,947	(2,132)

Held-to-maturity securities:
Accretion of held-to-maturity other comprehensive income to tax-exempt yield	(23)	(23)	(46)	(46)
Net change in other comprehensive income relating to held-to-maturity securities	(23)	(23)	(46)	(46)

Derivatives:
Unrealized (losses) gains arising during the period	(474)	1,254	(529)	1,342
Reclassification adjustments for net gains realized in earnings (net of tax expense of $711 and $62 for the three months ended June 30, 2014 and 2013 and net of tax expense of $775 and $124 for the six months ended June 30, 2014 and 2013 respectively)	(1,017)	(88)	(1,105)	(177)
Income tax benefit (expense) related to unrealized (losses) gains	195	(516)	218	(552)
Net unrealized change in derivatives	(1,296)	650	(1,416)	613
Other comprehensive (loss) income, net of tax	(181)	(1,747)	1,485	(1,565)
Comprehensive income – Bank of Commerce Holdings	$2,025	$259	$4,256	$2,481

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2013 and six months ended June 30, 2014(Unaudited)

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Total
BALANCE AT JANUARY 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321
Net Income	-	-	-	7,935	-	7,935
Other comprehensive loss, net of tax	-	-	-	-	(3,650)	(3,650)
Comprehensive income	-	-	-	-	-	4,285

Preferred stock dividend	-	-	-	(200)	-	(200)
Repurchase of common stock	-	(2,000)	(10,614)	-	-	(10,614)
Common cash dividend ($0.14 per share)	-	-	-	(2,052)	-	(2,052)
Restricted stock Granted	-	1
Common stock issued under employee plans and related tax benefit	-	4	17	-	-	17
Compensation expense associated with stock options	-	-	30	-	-	30
Balance at December 31, 2013	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787

(Dollars in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- income(loss) net of tax	Total
BALANCE AT JANUARY 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net income	-	-	-	2,771	-	2,771
Other comprehensive income, net of tax	-	-	-	-	1,485	1,485
Comprehensive income	-	-	-	-	-	4,256

Preferred stock dividend	-	-	-	(100)	-	(100)
Repurchase of common stock	-	(700)	(4,562)	-	-	(4,562)
Common cash dividend ($0.06 per share)	-	-	-	(807)	-	(807)
Common stock issued under employee plans and related tax benefit	-	17	66	-	-	66
Stock issued under employee and director stock purchase plan	-	-	23	-	-	23
Compensation expense associated with stock options	-	-	27	-	-	27
Balance at June 30, 2014	$19,931	13,294	$23,858	$57,808	$(907)	$100,690

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2014 and June 30, 2013

(Dollars in thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$2,771	$4,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,450	2,450
Provision for unfunded commitments	-	200
Provision for depreciation and amortization	611	510
Compensation expense associated with stock options	27	11
Net loss (gain) on sale of securities available-for-sale	284	(595)
Amortization of investment premiums and accretion of discounts, net	810	441
Amortization of held-to-maturity fair value adjustment	(77)	(77)
Gain on sale of fixed assets	4	-
Write down of other real estate owned	290	-
Loss (gain) on sale of other real estate owned	15	(13)
(Increase) in deferred income taxes	-	(1,279)
(Increase) in cash surrender value of bank owned life policies	(5,288)	(268)
Decrease in other assets	1,541	745
Increase in deferred compensation	188	(86)
Decrease (increase) in deferred loan fees	99	(23)
(Decrease) in other liabilities	(336)	(3,212)
Net cash provided by operating activities	2,389	2,850

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	9,078	6,108
Proceeds from sale of available-for-sale securities	68,785	45,342
Purchases of available-for-sale securities	(46,084)	(76,119)
Purchases of held-to-maturity securities	(244)	(3,301)
Payment to low income housing investments	(693)	-
Net Redemption of FHLB stock	509
Loan originations, net of principal repayments	(27,431)	44,892
Purchase of premises and equipment, net	(2,137)	(1,051)
Proceeds from settlement of note to former mortgage subsidiary	686	-
Proceeds from the sale of other real estate owned	50	3,055
Net cash provided by investing activities	2,519	18,926

Cash flows from financing activities:
Net (decrease) increase in demand deposits and savings accounts	(2,929)	4,063
Net increase (decrease) in certificates of deposit	11,652	(10,214)
Net increase in securities sold under agreements to repurchase	-	(11,337)
Advances on term debt	-	660,000
Repayment of term debt	-	(660,000)
Repurchase of common stock	(4,562)	(4,935)
Cash dividends paid on common stock	(828)	(939)
Cash dividends paid on preferred stock	(100)	(246)
Proceeds from stock options exercised	23	-
Stock issued under employee and director stock purchase plan	66	-
Net cash provided (used) in financing activities	3,322	(23,608)
Net increase (decrease) in cash and cash equivalents	8,230	(1,832)
Cash and cash equivalents at beginning of year	58,515	45,068
Cash and cash equivalents at end of period	$66,745	$43,236

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Six months ended June 30, 2014 and June 30, 2013

(Dollars in thousands)	June 30, 2014	June 30, 2013
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$0	$5,220
Interest	$1,671	$1,865

Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$268	$1,341

Changes in unrealized gain on investment securities available-for-sale	$5,008	$(3,623)
Changes in net deferred tax asset related to changes in unrealized gain on investment securities	(2,061)	1,491
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities	$2,947	$(2,132)

Changes in unrealized gain loss (gain) on derivatives	$(529)	$1,342
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	218	(552)
Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$(311)	$789

Reclassification of earnings from gains on derivatives	$(1,880)	$(300)
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	775	124
Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(1,105)	$(176)

Accretion of held-to-maturity from other comprehensive income to interest income	(77)	(77)
Changes in deferred tax related to accretion of held-to-maturity investment securities	31	31
Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	$(46)	$(46)

Supplemental disclosures of non cash financing activities:
Cash dividend declared on common stock and payable after period-end	$399	$450
Cash dividend declared on preferred stock and payable after period-end	$50	$50

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The following balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2014, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014 the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing stock compensation guidance, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company does not expect the ASU to have a material impact on the Company’s consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In May of 2014 FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also brings U.S. GAAP into greater alignment with IFRS for repurchase-to-maturity transactions. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, all changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014. The Company does not expect the ASU to have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted. The Company does not expect the ASU to have an impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure a consensus of the FASB Emerging Issues Task Force. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted update using either a modified retrospective transition method or a prospective transition method. The Company does not expect the ASU to have a material impact on the Company’s consolidated financial statements..

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 3. NOTE RECEIVABLE

Pursuant to the terms of a note receivable received in conjunction with the Company’s disposal of the former mortgage subsidiary, the Company received note payments (the “Note”) that commenced in 2013 and were due quarterly over a consecutive five year period. The Note carried a zero rate of interest and the obligation was guaranteed by the continuing shareholder of the Mortgage Company. As of March 31, 2014, the Company received all principal amounts due under the original Note agreement, and the Note carried an outstanding principal balance of $2.7 million.

Recent changes in the regulatory requirements under the Dodd-Frank Act and increasing mortgage interest rates have created significant uncertainty in the mortgage lending industry, and have lead to lower origination volume. Consequently, during the first quarter of 2014, the Company’s management became increasingly concerned about whether remaining principal due under the original terms of the Note would be collectible. As a result, during April 2014, the Company executed a promissory note compromise settlement agreement (the “Agreement”) with the Mortgage Company. The Agreement settled and determined all the respective rights and obligations under the Note.

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

The table below presents the details of the closing transaction:

(Dollars in thousands)
Proceeds	Amount
Cash received	$686
1-4 family mortgage note (fair value)	560
Net proceeds received	$1,246

Assets derecognized
Note due from the Mortgage Company	$2,753
Warehouse line of credit	259
Discount on the Note	(374)
Total Assets derecognized	$2,638

Loss on settlement of the Note	$1,392

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

The following is a computation of basic and diluted EPS for the three and six months ended June 30, 2014, and 2013:

(Dollars in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
Earnings Per Share	2014	2013	2014	2013
NUMERATORS:
Net income	$2,206	$2,006	$2,771	$4,046
Less preferred stock dividends	50	50	100	100
Net income available to common shareholders	$2,156	$1,956	$2,671	$3,946

DENOMINATORS:
Weighted average number of common shares outstanding - basic	13,378	15,120	13,658	15,401
Effect of potentially dilutive common shares (1)	48	19	47	18
Weighted average number of common shares outstanding - diluted	13,426	15,139	13,705	15,419

EARNINGS PER COMMON SHARE:
Basic attributable to operations	$0.16	$0.13	$0.20	$0.26
Diluted attributable to operations	$0.16	$0.13	$0.19	$0.26

Anti-dilutive options not included in earnings per share calculation	82,300	108,837	82,300	114,837

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

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 259,815 and 700,000 common shares during the three and six months ended June 30, 2014, respectively. The shares were retired subsequent to purchase.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security. The Company did not have any transfers in or out of the various securities classifications for the six months ended June 30, 2014.

The following table presents the amortized costs, gross unrealized gains, gross unrealized losses and approximate fair values of investment securities at June 30, 2014, and December 31, 2013:

(Dollars in thousands)	As of June 30, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government & agencies	$7,886	$0	$(99)	$7,787
Obligations of state and political subdivisions	54,447	1,316	(394)	55,369
Residential mortgage backed securities and collateralized mortgage obligations	45,522	532	(256)	45,798
Corporate securities	41,942	482	(258)	42,166
Commercial mortgage backed securities	9,942	45	(154)	9,833
Other asset backed securities	27,656	354	(277)	27,733
Total	$187,395	$2,729	$(1,438)	$188,686

Held-to-maturity securities
Obligations of state and political subdivisions	$37,031	$344	$(958)	$36,417

(Dollars in thousands)	As of December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
U.S. government & agencies	$6,580	$-	$(316)	$6,264
Obligations of state and political subdivisions	60,370	672	(1,833)	59,209
Residential mortgage backed securities and collateralized mortgage obligations	64,026	318	(1,353)	62,991
Corporate securities	48,836	282	(888)	48,230
Commercial mortgage backed securities	10,828	24	(380)	10,472
Other asset backed securities	29,717	388	(631)	29,474
Total	$220,357	$1,684	$(5,401)	$216,640

Held-to-maturity securities
Obligations of state and political subdivisions	$36,696	$36	$(2,707)	$34,025

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of June 30, 2014, are shown below.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$2,401	$2,437	$367	$368
One year through five years	33,615	34,080	365	383
Five years through ten years	74,449	74,641	14,555	14,472
After ten years	76,930	77,528	21,744	21,194
Total	$187,395	$188,686	$37,031	$36,417

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $53.0 million in securities with safekeeping institutions for pledging purposes. Of this amount, $21.0 million were pledged as of June 30, 2014. The following table presents the fair market value of the securities held, segregated by purpose, as of June 30, 2014:

(Dollars in thousands)	Amount
Public funds collateral	$22,857
Federal Home Loan Bank borrowings	25,417
Interest rate swap contracts	4,702
Total securities held for pledging purposes	$52,976

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	For three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Proceeds from sales of securities	$32,099	$35,370	$68,785	$45,342

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$14	$145	$171	$177
Residential mortgage backed securities and collateralized mortgage obligations	63	18	68	105
Corporate securities	85	342	227	360
Commercial mortgage backed securities	5	-	5	-
Other asset backed securities	40	-	63	53
Total gross realized gains on sales of securities	$207	$505	$534	$695

Gross realized losses on sales of securities
U.S. government & agencies	$(115)	$(27)	$(114)	$(27)
Obligations of state and political subdivisions	(69)	(10)	(159)	(10)
Residential mortgage backed securities and collateralized mortgage obligations	(13)	(50)	(482)	(51)
Corporate securities	(8)	(12)	(8)	(12)
Commercial mortgage backed securities	(31)	-	(32)	-
Other asset backed securities	(10)	-	(23)	-
Total gross realized losses on sales of securities	$(246)	$(99)	$(818)	$(100)
(Loss) gain on investment securities, net	$(39)	$406	$(284)	$595

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at June 30, 2014, and December 31, 2013. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

(Dollars in thousands)	As of June 30, 2014
	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$4,943	$(10)	$2,846	$(89)	$7,789	$(99)
Obligations of states and political subdivisions	7,225	(52)	14,297	(342)	21,522	(394)
Residential mortgage backed securities and collateralized mortgage obligations	7,344	(96)	6,309	(160)	13,653	(256)
Corporate securities	6,911	(76)	9,945	(182)	16,856	(258)
Commercial mortgage backed securities	2,970	(24)	2,606	(130)	5,576	(154)
Other asset backed securities	4,137	(63)	6,063	(214)	10,200	(277)
Total temporarily impaired securities	$33,530	$(321)	$42,066	$(1,117)	$75,596	$(1,438)

Held-to-maturity securities
Obligations of states and political subdivisions	$2,334	$(9)	$20,487	$(949)	$22,821	$(958)

(Dollars in thousands)	As of December 31, 2013
	Less than 12 months		12 months or more		Total
Available-for-sale securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government & agencies	$5,446	$(147)	$819	$(168)	$6,265	$(315)
Obligations of states and political subdivisions	29,943	(1,578)	2,727	(255)	32,670	(1,833)
Residential mortgage backed securities and collateralized mortgage obligations	44,197	(1,214)	3,271	(139)	47,468	(1,353)
Corporate securities	32,649	(792)	2,960	(96)	35,609	(888)
Commercial mortgage backed securities	5,543	(205)	1,437	(176)	6,980	(381)
Other asset backed securities	15,303	(518)	1,723	(113)	17,026	(631)
Total temporarily impaired securities	$133,081	$(4,454)	$12,937	$(947)	$146,018	$(5,401)

Held-to-maturity securities
Obligations of states and political subdivisions	$23,800	$(1,524)	$7,533	$(1,183)	$31,333	$(2,707)

At June 30, 2014, 112 securities were in unrealized loss positions and at December 31, 2013, 196 securities were in unrealized loss positions.

The unrealized losses on obligations of political subdivisions and corporate securities were caused by changes in market interest rates and / or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and there have been no adverse ratings changes below investment grade since the date of purchase. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in these classes, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The residential mortgage backed securities, commercial backed securities, collateralized mortgage obligations, and other asset backed securities portfolios in an unrealized loss position at June 30, 2014, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities, commercial backed securities and collateralized mortgage obligations were caused by changes in market interest rates and / or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security, but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the three and six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not recognize impairment losses.

NOTE 6. LOANS

Outstanding loan balances consist of the following at June 30, 2014, and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial	$168,354	$170,429
Real estate – construction loans	20,462	18,545
Real estate – commercial (investor)	209,324	205,384
Real estate – commercial (owner occupied)	88,402	83,976
Real estate – ITIN loans	54,611	56,101
Real estate – mortgage	14,211	14,590
Real estate – equity lines	43,809	45,462
Consumer	20,195	3,472
Other	50	36
Gross portfolio loans	$619,418	$597,995

Less:
Deferred loan costs, net	(204)	(303)
Allowance for loan losses	9,882	14,172
Net portfolio loans	$609,740	$584,126

Gross loan balances in the table above include net discounts of $257 thousand and net premiums of $53 thousand as of June 30, 2014, and December 31, 2013, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Age analysis of past due loans, segregated by class of loans, as of June 30, 2014, and December 31, 2013, were as follows:

(Dollars in thousand)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
June 30, 2014
Commercial	$292	$2,830	$352	$3,474	$164,880	$168,354	$-
Commercial real estate:
Construction					20,462	20,462	-
Other	273	391	299	963	296,763	297,726	-
Residential:
1-4 family	702	369	3,174	4,245	64,577	68,822	-
Home equities	253	-	25	278	43,531	43,809	-
Consumer	-	-	87	87	20,158	20,245	-
Total	$1,520	$3,590	$3,937	$9,047	$610,371	$619,418	$-

(Dollars in thousand)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
December 31, 2013
Commercial	$-	$-	$-	$-	$170,429	$170,429	$-
Commercial real estate:
Construction	-	-	-	-	18,545	18,545	-
Other	-	-	-	-	289,360	289,360	-
Residential:
1-4 family	3,125	436	3,167	6,728	63,963	70,691	-
Home equities	131	25	-	156	45,306	45,462	-
Consumer	-	-	-	-	3,508	3,508	-
Total	$3,256	$461	$3,167	$6,884	$591,111	$597,995	$-

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of June 30, 2014, and December 31, 2013:

(Dollars in thousands)	As of June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$4,375	$7,923	$-
Commercial real estate:
Other	16,830	21,817	-
Residential:
1-4 family	8,391	11,534	-
Home equities	701	767	-
Consumer	87	87	-
Total with no related allowance recorded	$30,384	$42,128	$-
With an allowance recorded:
Commercial	$13	$13	$4
Commercial real estate:
Other	847	847	208
Residential:
1-4 family	3,623	3,753	495
Home equities	589	589	295
Total with an allowance recorded	$5,072	$5,202	$1,002
Subtotal:
Commercial	$4,388	$7,936	$4
Commercial real estate	$17,677	$22,664,	$208
Residential	$13,304	$16,643	$790
Consumer	$87	$87	$-
Total impaired loans	$35,456	$47,330	$1,002

(Dollars in thousands)	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Other	$15,736	$18,184	$-
Residential:
1-4 family	3,714	6,091	-
Home equities	539	545	-
Total with no related allowance recorded	$19,989	$24,820	$-
With an allowance recorded:
Commercial	$6,590	$6,808	$2,988
Commercial real estate:
Other	6,011	6,020	814
Residential:
1-4 family	8,805	9,804	963
Home equities	746	746	229
Total with an allowance recorded	$22,152	$23,378	$4,994
Subtotal:
Commercial	$6,590	$6,808	$2,988
Commercial real estate	$21,747	$24,204	$814
Residential	$13,804	$17,186	$1,192
Total impaired loans	$42,141	$48,198	$4,994

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower.

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

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $160 thousand and $314 thousand for the three months ended June 30, 2014 and 2013, respectively. The Company would have recognized additional interest income, net of tax, of approximately $328 thousand and $559 thousand for the six months ended June 30, 2014 and 2013, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

(Dollars in thousands)	June 30,2014	December 31,2013
Commercial	$4,375	$6,527
Commercial real estate:
Other	15,598	14,539
Residential:
1-4 family	6,939	8,217
Home equities	479	513
Consumer	87	-
Total	$27,478	$29,796

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended June 30,2014		Three Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$4,295	$-	$5,936	$14
Commercial real estate:
Other	18,402	77	26,160	75
Residential:
1-4 family	12,136	28	14,377	20
Home equities	1,310	8	648	4
Consumer	29	-	-	-
Total	$36,172	$113	$47,121	$113

(Dollars in thousands)	Six Months Ended June 30,2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$6,114	$1	$4,695	$19
Commercial real estate:
Other	19,806	184	27,641	157
Residential:
1-4 family	12,214	52	14,382	39
Home equities	1,268	17	567	7
Total	$39,402	$254	$47,285	$222

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the period ended balances of newly restructured loans that occurred during the three and six months ended June 30, 2014 and 2013, respectively:

(Dollars in thousands)	For the three months ended June 30, 2014					For the three months ended June 30, 2013
	Maturity	Rate	Rate & Maturity	Rate & Payment Deferral	Total	Rate	Rate & Maturity	Rate & Payment Deferral	Total
Residential:
1-4 family	$	$153	$	$	$153	$81	$158	$-	$239
Total	$	$153	$	$	$153	$81	$158	$-	$239

	For the six months ended June 30, 2014					For the six months ended June 30, 2013
	Maturity	Rate	Rate & Maturity	Rate & Payment Deferral	Total	Rate	Rate & Maturity	Rate & Payment Deferral	Total
Commercial	$692	$0	$0	$0	$692	$0	$0	$0	$0
Residential:
1-4 family	-	$153	-	-	$153	$424	$210	$115	$749
Home equities	-	-	-	-	-	-	73	-	73
Total	$692	$153	$0	$0	$845	$424	$283	$115	$822

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and six months ended June 30, 2014, and 2013.

(Dollars in thousands)	For the three months ended June 30, 2014			For the three months ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
1-4 family	2	$150	$154	2	$241	$244
Total	2	$150	$154	2	$241	$244

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$700	$700	0	$0	$0
Residential:
1-4 family	2	150	154	8	$692	$761
Home equities	-	-	-	1	74	75
Total	3	$850	$854	9	$766	$836

At June 30, 2014 and December 31, 2013, impaired loans of $7.4 million and $8.8 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, the Company had $27.9 million in TDRs compared to $33.4 million as of December 31, 2013. As of June 30, 2014, the Company had one hundred and eighteen loans that qualified as TDRs, of which one hundred three were performing according to their restructured terms. TDRs represented 4.50% of gross portfolio loans as of June 30, 2014, compared with 5.59% at December 31, 2013. The decrease in TDR balances during the six months ended June 30, 2014 is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship and $1.0 million in Commercial Real Estate loans to a third relationship. The loans were previously recorded as TDRs and allocations for the amounts charged off for these relationships were included in the ALLL balance as of December 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2014 and 2013, respectively:

(Dollars in thousands)	For the three months ended June 30, 2014		For the three months ended June 30, 2013		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	2	$3,007	1	$49	2	$3,007	2	$497
Commercial real estate:
Other	1	391	1	226	1	391	2	960
Residential:
1-4 family	-	-	-	-	1	86	-	-
Total	3	$3,398	2	$275	4	$3,484	4	$1,457

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

Performing and nonperforming loans, segregated by class of loans, are as follows:

(Dollars in thousands)	June 30, 2014
	Performing	Nonperforming	Total
Commercial	$163,979	$4,375	$168,354
Commercial real estate:
Construction	20,462	-	20,462
Other	282,128	15,598	297,726
Residential:
1-4 family	61,883	6,939	68,822
Home equities	43,330	479	43,809
Consumer	20,158	87	20,245
Total	$591,940	$27,478	$619,418

(Dollars in thousands)	December 31, 2013
	Performing	Nonperforming	Total
Commercial	$163,902	$6,527	$170,429
Commercial real estate:
Construction	18,545	-	18,545
Other	274,821	14,539	289,360
Residential:
1-4 family	62,474	8,217	70,691
Home equities	44,949	513	45,462
Consumer	3,508	-	3,508
Total	$568,199	$29,796	$597,995

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of June 30, 2014, and December 31, 2013:

(Dollars in thousands)	June 30, 2014
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$134,484	$19,359	$3,419	$11,092	$-	$168,354
Commercial real estate:
Construction	20,410	52	-	-	-	20,462
Other	269,079	8,367	905	19,375	-	297,726
Residential:
1-4 family	55,875	933	-	12,014	-	68,822
Home equities	39,927	2,392	-	1,490	-	43,809
Consumer	20,089	5	-	151	-	20,245
Total	$539,864	$31,108	$4,324	$44,122	$-	$619,418

(Dollars in thousands)	December 31, 2013
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Commercial	$131,042	$24,274	$7,177	$7,936	$-	$170,429
Commercial real estate:
Construction	18,048	497	-	-	-	18,545
Other	247,656	18,343	2,309	21,052	-	289,360
Residential:
1-4 family	56,832	1,340	-	12,519	-	70,691
Home equities	41,147	2,311	25	1,979	-	45,462
Consumer	3,307	38	130	33	-	3,508
Total	$498,032	$46,803	$9,641	$43,519	$-	$597,995

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of June 30, 2014, and December 31, 2013:

(Dollars in thousands)	As of June 30, 2014
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Charge offs	(3,685)	(2,406)	-	(268)	-	(6,359)
Recoveries	455	-	-	164	-	619
Provision	(493)	3,489	203	(56)	(1,693)	1,450
Ending balance	$3,334	$3,867	$238	$2,333	$110	$9,882
Ending balance: individually evaluated for impairment	$4	$208	$0	$790	$0	$1,002
Ending balance: collectively evaluated for impairment	$3,330	$3,659	$238	$1,543	$110	$8,880

Financing receivables
Ending balance	$168,354	$318,188	$20,245	$112,631	$0	$619,418
Ending balance individually evaluated for impairment	$4,388	$17,677	$87	$13,304	$0	$35,456
Ending balance collectively evaluated for impairment	$163,966	$300,511	$20,158	$99,327	$0	$583,962

(Dollars in thousands)	As of December 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(882)	(230)	(25)	(1,633)	-	(2,770)
Recoveries	58	2,483	1	547	-	3,089
Provision	3,713	(2,252)	31	244	1,014	2,750
Ending balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Ending balance: individually evaluated for impairment	$2,988	$814	$-	$1,192	$-	$4,994
Ending balance: collectively evaluated for impairment	$4,069	$1,970	$35	$1,301	$1,803	$9,178

Financing receivables
Ending balance	$170,429	$307,905	$3,508	$116,153	$-	$597,995
Ending balance individually evaluated for impairment	$6,590	$21,747	$-	$13,804	$-	$42,141
Ending balance collectively evaluated for impairment	$163,839	$286,158	$3,508	$102,349	$-	$555,854

The ALLL totaled $9.9 million or 1.59% of total portfolio loans at June 30, 2014 and $14.2 million or 2.37% at December 31, 2013. In addition, as of June 30, 2014, the Company had $225.7 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $696 thousand in other liabilities in the Consolidated Balance Sheets.

During the six months ended June 30, 2014, the Company realized net charge offs of $5.7 million compared with net recoveries of $319 thousand in the period ended December 31, 2013. The increase in net charge offs in the current year and the decrease in the ALLL allocation is primarily due to chargeoffs related to three significant borrowing relationships; the first included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. The third included $1.0 million in chargeoffs for three Commercial Real Estate loans. Allocations for the amounts charged off for these relationships were included in the ALLL balance as of December 31, 2013.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. Management reviews the ALLL on a monthly basis and conducts a formal assessment of the adequacy of the ALLL on a quarterly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

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

Management believes that the ALLL was adequately funded as of June 30, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2014, the unallocated allowance amount represented 1.1% of the ALLL, compared to 13% at December 31, 2013. The change in the unallocated portion of the allowance is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. Allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of continued weak and uncertain business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

At June 30, 2014, and December 31, 2013, the recorded investment in OREO was $826 thousand and $913 thousand, respectively. For the six months ended June 30, 2014, the Company transferred foreclosed property from three loans in the amount of $268 thousand to OREO. During the six months ended June 30, 2014, further impairment was deemed necessary for an improved commercial land property in the amount of $290 thousand. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter of 2014 in anticipation of its pending sale. During the six months ended June 30, 2014 the Company sold one property with a balance of $65 thousand for a net loss of $15 thousand. The June 30, 2014 OREO balance consists of five properties, of which three are secured with 1-4 family residential real estate in the amount of $204 thousand. One property is secured by a commercial real estate property in the amount of $161 thousand. The remaining property consists of improved commercial land in the amount of $460 thousand.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount.

The Company’s effective income tax rate was 21.23% for the six months ended June 30, 2014, compared with 27.50% for the same period a year ago. The Company’s effective tax rate is derived from the sum of income tax expense divided by pretax income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The decrease in the effective tax rate during the six months ended June 30, 2014 compared to the same period a year ago was primarily driven by increased investments in affordable housing projects. Investments in these projects afford the Company certain federal and state tax credits that in turn lower the Company’s effective tax rate. The Company began to realize the benefits of these tax credits during the six months ended June 30, 2014. See Note 9 below for further detail regarding the Company’s investments in affordable housing project investments.

NOTE 9. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at June 30, 2014 was $5.2 million recorded in other assets with a corresponding recorded liability in other liabilities of $4.1 million in funding obligations recorded in other liabilities. The Company has invested in three separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately sixteen year period. None of the original investment will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provide a return on the investment between 4.76% and 7.18%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

The following table presents the Company’s original investment in the LIHTC projects accounted for using the proportional amortization method, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2014 and December 31, 2013. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2014 and 2013, the amortization of the investment and the net impact to the Company’s income tax provision for 2014 and 2013:

(Dollars in thousands) Qualified Affordable Housing Projects at June 30, 2014	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,939	$1,809	$80	$61	$15
WNC Institutional Tax Credit Fund 38, L.P.	1,000	946	468	65	54	16
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,320	1,825	170	180	29
Total – Investments in Qualified Affordable Housing Projects	$5,500	$5,205	$4,102	$315	$295	$60

(Dollars in thousands) Qualified Affordable Housing Projects at December 31, 2013	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$2,000	$1,858	$30	$-	$6
WNC Institutional Tax Credit Fund 38, L.P.	1,000	1,000	592	49	-	12
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,500	2,346	203	-	35
Total – Investments in Qualified Affordable Housing Projects	$5,500	$5,500	$4,796	$282	$-	$53

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The Company’s investments in affordable housing projects generated tax credits recorded by the Company of $239 thousand for the quarter ended June 30, 2014 and $0 for the quarter ended June 30, 2013. Additional tax benefits from the operating losses generated by the projects of $76 thousand and $0 for the quarter ended June 30, 2014 and 2013 respectively. The tax credits and benefits were partially offset by the amortization of the principal investment balances of $295 thousand and $0 for the six months ended June 30, 2014 and 2013 respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table reflects the anticipated net income tax benefit that is expected to be recognized by the Company over the remaining life of the investment:

(Dollars in thousands) Qualified Affordable Housing Projects	Raymond James California Housing Opportunities Fund II	WNC Institutional Tax Credit Fund 38, L.P.	Merritt Community Capital Corporation Fund XV, L.P	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2014	$15	$16	$29	$60
2015	45	35	47	127
2016 and thereafter	379	246	354	979
Total	$439	$297	$430	$1,166

NOTE 10. FEDERAL FUNDS PURCHASED

At June 30, 2014 and December 31, 2013, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (FHLB) totaling $124.0 million at June 30, 2014. The Bank had available lines of credit with the Federal Reserve totaling $21.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at June 30, 2014. At June 30, 2014, the lines of credit had interest rates ranging from 0.28% to 1.15%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

The Bank had outstanding secured advances from the FHLB at June 30, 2014 and December 31, 2013 of $75.0 million.

Future contractual maturities of FHLB term advances at June 30, 2014 are as follows:

(Dollars in thousands)
Year	Amount
2014	$75,000
Thereafter	-
Total FHLB advances	$75,000

The maximum amount outstanding from the FHLB under term advances at any month end during the six months ended June 30, 2014, and the year ended December 31, 2013 was $75.0 million and $135.0 million, respectively. The average balance outstanding on FHLB term advances during the six months ended June 30, 2014 and year ended December 31, 2013 was $75.0 million and $109.7 million, respectively. The weighted average interest rate on the borrowings at June 30, 2014 and December 31, 2013 was 0.22% and 0.23%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of June 30, 2014, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $4.0 million. Furthermore, the Company has pledged $255.2 million of its commercial and real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of June 30, 2014, the Company held $25.4 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of June 30, 2014.

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

Rent expense for the three months ended June 30, 2014 and 2013 was $142 thousand and $97 thousand, respectively. Rent expense was offset by rent income during the three and six months ended June 30, 2014, of $4 thousand and $8 thousand, respectively, compared to $4 thousand and $8 thousand, respectively, in the comparable periods of 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table sets forth, as of June 30, 2014, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2014	$275
2015	562
2016	576
2017	517
2018	398
Thereafter	1,555
Total	$3,883

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$220,808	$192,351
Standby letters of credit	3,014	4,583
Guaranteed commitments outstanding	1,865	1,871
Total commitments	$225,687	$198,805

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the six months ended June 30, 2014, and the year ended December 31, 2013. At June 30, 2014 approximately $1.8 million of standby letters of credit expire within one year, and $1.2 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $696 thousand at June 30, 2014 and December 31, 2013. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the six months ended June 30, 2014, the Company made no additional provision to the reserve for unfunded commitments. During the six months ended June 30, 2013, the Company made additional provisions of $200 thousand to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 70% of the Company’s gross loan portfolio at both June 30, 2014 and December 31, 2013. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market over the past five years, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2014:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Comprehensive income three months ended March 31, 2014	1,786	(120)	1,666
Comprehensive income three months ended June 30, 2014	1,115	(1,296)	(181)
Accumulated other comprehensive loss as of June 30, 2014	$1,092	$(1,999)	$(907)

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2013:

(Dollars in thousands)	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Comprehensive income three months ended March 31, 2013	219	(37)	182
Comprehensive income three months ended June 30, 2013	(2,397)	650	(1,747)
Accumulated other comprehensive loss as of June 30, 2013	$11	$(318)	$(307)

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income incorporated in this document.

NOTE 14. DERIVATIVES

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. To mitigate interest rate risk and market risk, we enter into interest rate swaps with counterparties. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, and are presently being used to hedge interest expenses associated with certain FHLB wholesale borrowings. The Company does not use derivative instruments for trading or speculative purposes. The counterparties to the interest rate swaps and forwards are major financial institutions.

The Company’s objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

On February 4, 2011, the Company terminated the forward starting interest rate swap positions and realized $3.0 million in cash from the counterparty, equal to the carrying amount of the derivative at the date of termination. In addition, upon termination of the hedge contract, the Company received the full amount of the collateral posted pursuant to the hedge contract. Concurrent with the termination of the hedge contract, management removed the cash flow hedge designation, but continued to conclude the forecasted FHLB advances as probable.

The IR’s were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month LIBOR rate index. The $3.0 million in cash received from the counterparty reflected gains to be reclassified into earnings. Accordingly, the net gains from this transaction are being reclassified from OCI to earnings as a credit to interest expense in the same periods during which the hedged forecasted transaction affected earnings.

As of June 30, 2014, the Company performed on the first three legs of the forecasted transactions by executing forecasted FHLB advances of $75.0 million, with maturities that aligned with the respective terminated IR’s. During June 2014, the Company concluded the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. Accordingly, the remaining gains recorded in OCI relating to the final two legs of the IR’s were immediately recognized in earnings. As a result of the transaction, the Company reclassified $952 thousand from OCI to earnings, which are included in other noninterest income in the Consolidated Statement of Operations.

Since March 1, 2012, $801 thousand and $952 thousand of net gains relating to the IR’s were reclassified out of accumulated OCI and netted with other borrowing expense and other noninterest income, respectively. During the three months ended June 30, 2014, net gains of $65 thousand and $952 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense and other noninterest income, respectively. As of June 30, 2014, the Company estimates that $13 thousand of existing net gains reported in accumulated OCI will be reclassified into earnings within the next twelve months.

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75.0 million in FHLB borrowings whose interest payments were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 thousand loss recognized in other expenses in the Consolidated Statements of Operations, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from OCI to earnings

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of June 30, 2014. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted interest payment transactions.

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

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $3.4 million as of June 30, 2014. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $4.5 million and an aggregate fair market value of $4.7 million. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of June 30, 2014, and December 31, 2013. See Note 15, Fair Values in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives. The contracts are made with a single issuer and include the right of offset however all of the outstanding IR contracts have a liability position as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Forward starting interest rate swaps (1)	Other liabilities	$-	$-	$1,167	$1,071
Forward starting interest rate swaps (1)	Other liabilities	-	-	1,278	1,134
Forward starting interest rate swaps (1)	Other liabilities	-	-	975	685
Total		$-	$-	$3,420	$2,890

(1)Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains recorded for the three months ended June 30, 2014 and 2013:

(Dollars in thousands)		Three months ended June 30,		Six months ended June 30,
Description	Consolidated Statement of Operations Location	2014	2013	2014	2013
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$150	$150	$300	$300

(1) Cash flow hedge designation removed. Gains represent tax adjusted amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 15. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2014, and December 31, 2013, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

(Dollars in thousands)		Fair Value Measurements Using
June 30, 2014	Carrying Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,745	$66,745	$-	$-	$66,745
Securities available-for-sale	188,686	-	188,686	-	188,686
Securities held-to-maturity	37,031	-	36,417	-	36,417
Portfolio loans, net	609,740	-	-	613,681	613,681
Federal Home Loan Bank Stock	4,021	4,021	-	-	4,021

Financial liabilities
Deposits	$755,016	$-	$755,500	$-	$755,500
Federal Home Loan Bank advances	75,000	-	75,000	-	75,000
Subordinated debenture	15,465	-	8,484	-	8,484
Derivatives	3,420	-	3,420	-	3,420

(Dollars in thousands)		Fair Value Measurements Using
December 31, 2013	Carrying Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$58,515	$58,515	$-	$-	$58,515
Securities available-for-sale	216,640	-	216,640	-	216,640
Securities held-to-maturity	36,696	-	34,025	-	34,025
Portfolio loans, net	584,126	-	-	591,315	591,315
Promissory note due from the former mortgage subsidiary	2,607	-	-	2,607	2,607
Federal Home Loan Bank Stock	4,531	4,531	-	-	4,531

Financial liabilities
Deposits	$746,293	$-	$746,332	$-	$746,332
Federal Home Loan Bank advances	75,000	-	75,000	-	75,000
Subordinated debenture	15,465	-	8,754	-	8,754
Derivatives	2,890	-	2,890	-	2,890

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

Promissory note due from Mortgage Company – To determine the fair value of the promissory note, the Company discounts the expected future cash flows after each payment based on a discount rate derived by the average of the bid/ask yields on debt issued by a large mortgage lender with similar risk characteristics, whose debt is currently traded in an active open market. In addition, a risk premium adjustment was added to incorporate certain inherent risks and credit risks associated with the payment of certain cash flows from the former mortgage subsidiary. Accordingly, the Company derived a 10% discount rate to discount the future expected cash flows over the remaining life of the loan. The Company believes the fair value of the promissory note is derived from Level 3 inputs. See Note 3, Note Receivable in these Notes to Unaudited Consolidated Financial Statements for additional detail on the promissory note due.

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At June 30, 2014, future cash flows were discounted at 5.93%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value at June 30, 2014
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$7,787	$-	$7,787	$-
Obligations of states and political subdivisions	55,369	-	55,369	-
Residential mortgage backed securities and collateralized mortgage obligations	45,798	-	45,798	-
Corporate securities	42,166	-	42,166	-
Commercial mortgage backed securities	9,833	-	9,833	-
Other investment securities (1)	27,733	-	27,733	-
Total assets measured at fair value	$188,686	$-	$188,686	$-
Derivatives – forward starting interest rate swap	$3,420	$-	$3,420	$-
Total liabilities measured at fair value	$3,420	$-	$3,420	$-

	Fair Value at December 31, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,264	$-	$6,264	$-
Obligations of states and political subdivisions	59,209	-	59,209	-
Residential mortgage backed securities and collateralized mortgage obligations	62,991	-	62,991	-
Corporate securities	48,230	-	48,230	-
Commercial mortgage backed securities	10,472	-	10,472	-
Other investment securities (1)	29,474	-	29,474	-
Total assets measured at fair value	$216,640	$-	$216,640	$-
Derivatives – forward starting interest rate swap	$2,890	$-	$2,890	$-
Total liabilities measured at fair value	$2,890	$-	$2,890	$-

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the six months ended June 30, 2014 and no transfers in or out of level 3 during the six months ended June 30, 2014. The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the three and six months ended June 30, 2013. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period for which it was designated as a Level 3 fair value measure.

(Dollars in thousands)	Beginning balance	Transfers into Level 3	Change included in earnings	Purchases and issuances	Sales and settlements	Transfers out	Ending balance	Net change in unrealized gains or (losses) relating to items held at end of period
Three months ended June 30, 2013
Obligations of states and political subdivisions	$-	-	-	-	-	-	$-	$-
Mortgage backed securities	$750	-	-	-	-	(750)	$-	$-

Six months ended June 30, 2013
Obligations of states and political subdivisions	$1,131				-	(1,131)	$-	$-
Mortgage backed securities	$13,747	-	-	-	(749)	(12,998)	$-	$-

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

(Dollars in thousands)	Fair Value at June 30, 2014
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$17,749	$0	$0	$17,749
Other real estate owned	460	-	-	460
Total assets measured at fair value	$18,209	$0	$0	$18,209

	Fair Value at December 31, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,317	$0	$0	$2,317
Other real estate owned	913	-	-	913
Total assets measured at fair value	$3,230	$0	$0	$3,230

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Collateral dependent impaired loans	$892	$238	$5,501	$394
Other real estate owned	-	-	290	3
Total	$892	$238	$5,791	$397

For the six months ended June 30, 2014:

●	Collateral dependent impaired loans with a carrying amount of $23.3 million were written down to their fair value of $17.7 million resulting in a $5.5 million adjustment to the ALLL.
●	One OREO property with an carrying value of $750 thousand was written down by $290 thousand to the fair value of $460 in anticipation of its pending sale

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

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is generally based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. The Company records OREO as a nonrecurring Level 3. During the three months ended June 30, 2014 no additional impairment was deemed necessary. During the six months ended June 30, 2014 one OREO property with a carrying value of $750 thousand was written down by $290 thousand to the fair value of $460 in anticipation of its pending sale

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On February 27, 2014, the Company completed a loan purchase transaction which included the purchase of a pool of residential solar panel loans secured by UCC filing with a par value of $12.9 million. The solar panel loans portfolio (“portfolio”) was purchased from an unrelated bank in exchange for cash of $12.7 million. The loans and the related servicing were transferred without recourse. The acquisition of the portfolio was accounted for as a transfer of financial assets. The Company initially measured the acquired loan portfolio at fair value of $12.7 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment. As a result of this transfer of financial assets, no gain or loss was recorded.

On May 12, 2014, the Company agreed to purchase $40 million of unsecured consumer home improvement loans. The loans will be transferred without recourse or servicing rights. The agreement calls for purchases up to $4 million per month up to a maximum par value of $40 million. As of June 30, 2014 the Company has purchased a total par value of $5.9 million in loans at a net discount of $198 thousand in exchange for cash payments totaling $5.7 million. The acquisition of the portfolio was accounted for as a transfer of financial assets. The Company initially measured the acquired loan portfolio at fair value of $5.7 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment. As a result of this transfer of financial assets, no gain or loss was recorded.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2013 to June 30, 2014. Also discussed are significant trends and changes in the Company’s results of operations for the six months ended June 30, 2014, compared to the same period in 2013. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

Executive Overview

Significant items for the six months ended June 30, 2014 were as follows:

Financial Position

Total consolidated assets were $963.7 million as of June 30, 2014, compared to $956.3 million as of December 31, 2013. Cash from increased deposits and sales of available for sale investment securities was used to, repurchase Company common stock, $5 million of additional BOLI and purchase $18.4 million loan fair value through two pools of consumer loans.

Capital

●	The Company repurchased 700,000 common shares at a weighted average cost of $6.52 per share, pursuant to the Company’s publicly announced stock repurchase plan.
●	The Company paid preferred stock cash dividends of $100 thousand compared to $100 thousand during the same period in 2013.
●

The Company declared a regular cash dividend of $0.03 and $0.03 for the quarters ending June 30, 2014 and March 31, 3014 respectively. In determining the amount of dividends to be paid, the Company considers capital preservation, expected asset growth, projected earnings and our overall dividend pay-out ratio.

●

The Company concluded the remaining hedged forecasted FHLB advances associated with the final two legs of the forward starting interest rate swap contracts (“IR”) were no longer probable. As a result, the Company reclassified $1.6 million from OCI and deferred tax liability to earnings, which are included in other noninterest income in the Consolidated Statement of Operations.

Financial Performance

●

Net income available to common shareholders was $2.7 million for the six months ended June 30, 2014, compared with $3.9 million for the same period a year ago. The decrease in net income in the current quarter was attributable to the following:

o	The negotiated settlement of a note receivable from our former mortgage subsidiary resulted in a loss of $1.4 million.
o	A $290 thousand write-down on the pending sale of other real estate owned.
o	Securities losses of $284 thousand due to the sale of lower yielding, longer duration securities.
o	Gains of $1.6 million relating to the final two legs of the IR swap were recognized in other noninterest income.
●

Net interest margin, on a tax equivalent basis, was 3.75% for the three months ended June 30, 2014 compared to 3.86% at December 31, 2013, and 3.81% for the quarter ended June 30, 2013. Decreased yields in the loan portfolio and decreased volume in the securities portfolio were partially offset increased yield in the investment portfolio and increased volume in the loan portfolio.

●	Non maturing core deposits increased $44.4 million or 10% compared to the same period a year ago.

Credit Quality

●

Nonperforming assets decreased to $28.3 million, or 2.94% of total assets, as of June 30, 2014, compared to $30.7 million, or 3.23% of total assets as of December 31, 2013. Nonperforming loans decreased $2.3 million to $27.5 million, or 4.43% of total loans, as of June 30, 2014, compared to $29.8 million, or 4.98% of total loans as of December 31, 2013. Nonaccrual loans have been written-down to their estimated net realizable values.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●	Net charge offs were $5.7 million, or 0.94% of average loans, as compared to net charge offs of $420 thousand or 0.07% of average loans during the same period a year ago.
●

The Company made $1.5 million additional provision for loan losses, a decrease of $1.0 million compared to the same period a year ago. During the current period, provision expense to net charge offs was 25% compared to 585% during the same period a year ago.

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

Allowance for Loan and Lease Losses

ALLL is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. Management reviews the ALLL on a monthly basis and conducts a formal assessment of the adequacy of the ALLL on a quarterly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

Types of derivative transactions currently recorded by the Company as of June 30, 2014:

●

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when earnings are realized on the hedged item. At June 30, 2014, the Company maintained a notional amount of $75.0 million in forward starting interest rate swap agreements which were in an aggregate unrealized loss position of $3.4 million.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income attributable to Bank of Commerce Holdings was $2.7 million during the six months ended June 30, 2014 compared to net income of $4.0 million during the same period a year ago. The decrease was principally attributable to the negotiated settlement of the note receivable from our former mortgage subsidiary (the “Note”) which resulted in a loss of $1.4 million recorded in other expenses. The Company also recorded loss of $284 thousand on the sale of investment securities as part of a strategy for repositioning of the portfolio to reduce interest rate risk and determined that further impairment on a specific commercial lot in the other real estate owned portfolio was necessary; resulting in a $290 thousand write down of the property’s carrying value. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter in anticipation of its pending sale. The decrease was partially offset by gains reclassified from OCI to earnings based on the determination that the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. Accordingly, the remaining gains recorded in OCI relating to the final two legs of the IR’s were immediately recognized in earnings. As a result of the transaction, the Company recognized $1.6 million in earnings. The decrease in net income was also offset by a decrease in the provision for income taxes of $788 thousand for the six months ended June 30, 2014

Preferred stock dividends payable to the U.S. Treasury were the unchanged at $100 thousand compared to the same period a year ago as a result of increased qualified lending over the measurement period. Accordingly, net income available to common shareholders during the six months ended June 30, 2014 decreased compared with the same period a year ago due to the decrease in net income described in the previous paragraph. Net income available to common shareholders was $2.2 million for the three months ended June 30, 2014, compared with net income of $2.0 million for the same period a year ago, the increase was primarily was primarily attributed to reclassification adjustments recorded in other noninterest income.

Diluted Earnings Per Share (EPS) were $ 0.19 for the six months ended June 30, 2014 compared with $0.26 for the same period a year ago. The decrease in diluted EPS compared to the same period a year ago, primarily resulted from decreased net income and partially offset by a decrease in weighted average shares resulting from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the quarter ended June 30, 2014. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and the overall dividend pay-out ratio.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the three months ended June 30, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document. Our return on average common shareholders' equity is positively impacted by lower average common shareholder equity.

	June 30, 2014	June 30, 2013
Returns on average assets:
Income available to common shareholders	0.55%	0.82%
Net income attributable to Bank of Commerce Holdings	0.57%	0.84%

Returns on average total equity:
Income available to common shareholders	5.24%	7.22%
Net income attributable to Bank of Commerce Holdings	5.44%	7.40%

Return on average common shareholders’ equity:
Income available to common shareholders	6.52%	8.83%
Net income attributable to Bank of Commerce Holdings	6.76%	9.05%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. Net interest income for the six months ended June 30, 2014 was $16.4 million compared to $16.8 million during the same period a year ago.

Interest income for the six months ended June 30, 2014 was $18.1 million, a decrease of $577 thousand or 3% compared to the same period a year ago. The decrease in interest income during the six three months of 2014 compared to the same period a year ago was primarily driven by decreased volume and yields in the loan portfolio and decreased volume in the investment securities portfolio, partially offset by increased yield of investment securities. Average non-accruing loans at June 30, 2014 decreased $12.8 million compared to the same period a year ago. Decreases in loan portfolio yield resulted in a $380 thousand decrease in loan interest income while decreases in loan portfolio volume resulted in a $337 thousand decrease in interest income compared to the same period a year ago.

Interest income recognized from the investment securities portfolio increased $148 thousand during the six months ended June 30, 2014 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased yields, partially offset by decreased volume. Average securities balances and weighted average tax equivalent yields at June 30, 2014 and 2013 were $240.4 million and 3.48% compared to $253.4 million and 3.18%, respectively.

Interest expense for the six months ended June 30, 2014 was $1.7 million, a decrease of $147 thousand or 0.34% compared to the same period a year ago. During the six months ended June 30, 2014, the Company continued to benefit from the re-pricing of deposits, and lower FHLB borrowings expense compared to the same period a year ago partially offset by increased deposit volume. The decrease in FHLB borrowing expense for the six months ended June 30, 2014 was primarily driven by decreased borrowings compared to the same period a year ago.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.73% for the six months ended June 30, 2014, a decrease of 7 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 10 basis point decline in tax equivalent yield on average earning assets, partially offset by a 3 basis point decrease in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will be challenging. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the six months ended June 30, 2014 and 2013:

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Six months ended June 30, 2014			Six months ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Portfolio loans[1]	$610,033	$14,282	4.68%	$624,444	$14,999	4.80%
Tax-exempt securities[2]	85,097	1,950	4.58%	91,833	1,938	4.22%
Taxable securities	155,343	2,225	2.86%	161,545	2,089	2.59%
Interest bearing due from banks	62,126	268	0.86%	40,306	272	1.35%
Average Earning Assets	912,599	$18,725	4.10%	918,128	$19,298	4.20%

Cash & due from banks	10,187			9,920
Bank premises	11,696			10,081
Other assets	32,684			26,523
Average Total Assets	$967,166			$964,652

Interest bearing demand	$270,311	$239	0.18%	$235,786	$251	0.21%
Savings deposits	91,447	114	0.25%	91,482	133	0.29%
Certificates of deposit	261,184	1,335	1.02%	252,322	1,351	1.07%
Repurchase agreements	-	-	%	11,476	6	0.10%
Other borrowings	90,465	11	0.01%	143,688	105	0.15%
Average Interest Liabilities	$713,407	$1,699	0.48%	$734,574	$1,846	0.50%

Noninterest bearing demand	132,669			114,119
Other liabilities	19,213			6,603
Shareholders’ equity	101,877			109,356
Average Liabilities and Shareholders’ Equity	$967,166			$964,652
Net Interest Income and Net Interest Margin		$17,026	3.73%		$17,452	3.80%

Interest income on loans includes fee expense of approximately $(166) thousand and $(148) thousand for the six months ended June 30, 23014 and 2013, respectively.

(1) Average nonaccrual loans of $27.3 million and $40.1 million for the six months ended June 30, 2014 and 2013 are included, respectively.

(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $663 thousand and $659 thousand for the six months ended June 30, 2014 and 2013, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2014 and June 30, 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	June 30, 2014 over June 30, 2013
(Dollars in thousands)	Variance due to Average Volume	Variance due to Average Rate	Total
(Decrease) Increase
Interest Income:
Portfolio loans	$(337)	$(380)	$(717)
Tax-exempt securities[1]	(154)	166	12
Taxable securities	(89)	225	136
Interest bearing due from banks	94	(98)	(4)
Total Increase (Decrease)	(486)	(87)	(573)

Increase (Decrease)
Interest Expense:
Interest bearing demand	31	(43)	(12)
Savings accounts	0	(19)	(19)
Certificates of deposit	45	(61)	(16)
Repurchase agreements	0	(6)	(6)
Other borrowings	124	(218)	(94)
Total Increase (Decrease)	200	(347)	(147)
Net Increase (Decrease)	$(686)	$260	$(426)

[1] Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2014 was $2.5 million, an increase of $651thousand, or 35.2%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2014	2013	Change Amount	Change Percent	2014	2013	Change Amount	Change Percent
Noninterest income:
Service charges on deposit accounts	$41	$54	$(13)	-24.07%	$85	$100	$(15)	-15.0%
Payroll and benefit processing fees	109	114	(5)	-4.39%	244	242	2	0.83%
Earnings on cash surrender value – Bank owned life insurance	162	112	50	44.64%	288	268	20	7.46%
(Loss) gain on investment securities, net	(39)	406	(445)	-109.61%	(284)	595	(879)	-147.73%
Merchant credit card service income, net	29	32	(3)	-9.38%	55	65	(10)	-15.38%
Other income	1,834	307	1,527	497.39%	2,112	579	1,533	264.77%
Total noninterest income	$2,136	$1,025	$1,111	108.39%	$2,500	$1,849	$651	35.21%

Service charges on deposit accounts decreased $13 thousand and $15 thousand for the three and six months ended June 30, 2014 respectively, due to decreased fees on demand deposit accounts.

Bank owned life insurance earnings increased $50 thousand for the three months ended June 30, 2014 compared to the same periods a year ago. The increase was due to the purchase of additional policies during the three months ended June 30, 2013.

Gains on the sale of investment securities decreased $445 thousand to a loss of $39 thousand for the three months ended June 30, 2014, compared to gains of $406 thousand for the same period a year ago. During the three months ended June 30, 2014, the Company purchased seventeen securities with weighted average yields of 2.82%. During the same period the Company sold thirty securities with weighted average yields 2.56%. Generally, securities purchased had relatively short durations with solid credit quality.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The major components of other income are fees earned on ATM transactions, mortgage fee income, online banking services, wire transfers, and FHLB dividends. The increase in current year is primarily driven by $1.6 million in gains recorded in other income as a result of the Company’s determination that the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. . Changes in the other components of other income are a result of normal operating activities. See Note 14, Derivatives in the Notes to Unaudited Consolidated Financial Statements for additional detail on the Company’s hedged transactions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 2014 was $13.9 million, an increase of $962 thousand or 31% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2014	2013	Change Amount	Change Percent	2014	2013	Change Amount	Change Percent
Noninterest expense:
Salaries & related benefits	$3,417	$3,074	$343	11.16%	$7,039	$5,998	$1,041	17.36%
Occupancy & equipment expense	678	529	149	28.17%	1,320	1,103	217	19.67%
Write down of other real estate owned	-	-	-	0%	290	-	290	100%
Federal Deposit Insurance Corporation insurance premium	189	245	(56)	-22.86%	380	333	47	14.11%
Data processing fees	218	136	82	60.29%	412	270	142	52.59%
Professional service fees	338	294	44	14.97%	602	563	39	6.93%
Deferred compensation expense	115	-	115	100%	230	-	230	100%
Other expenses	1,156	870	286	32.87%	3,622	2,343	1,279	54.59%
Total noninterest expense	$6,111	$5,148	$962	18.68%	$13,895	$10,610	$3,284	30.95%

Salaries and related benefits expense for the three and six months ended June 30, 2014 were $3.4 million and 7.0 million, an increase of $343 thousand or 11% and $1.0 million or 17.% compared to the same periods a year ago, respectively. The increase in salaries and related benefits was primarily driven by an increase in the number of employees including the addition of a new SBA Lending Department, increased Supplemental Executive Retirement Plan (SERP) costs, increased health insurance costs and an increase in contributions to the Company’s employee profit sharing plan.

Occupancy and equipment expenses increased $149 thousand and $217 thousand for the three and six months ended June 30, 2014, respectively, compared to the same periods a year ago. The increase in occupancy and equipment expenses is due to increased rent expenses and furniture fixture, and equipment costs related to the expansion of the Sacramento Bank of Commerce branch and remodel of the Churn Creek branch.

The decrease in FDIC assessments of $56 thousand or 23% to $189 thousand during the quarter ended June 30, 2014 resulted from certain true-up adjustments to record additional premium expenses deemed necessary upon receipt of final prepaid premium reimbursement from the FDIC in June of 2013. The increase for the six months ended June 30, 2014 compared to the prior year is due to certain true-up adjustments to reverse prior period over accruals recorded in March of 2013.

Data processing expense for the three months ended June 30, 2014 was $218 thousand an increase of $82 thousand or 60% compared to the same period a year ago. The increases in data processing expense compared to the same periods a year ago is primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to realize continued increased costs in these expenses for the foreseeable future.

Deferred compensation expense was $115 thousand and $230 thousand for the three and six months ended June 30, 2014 respectively, compared to $0 for the same periods a year ago. During June of the prior period, the Company’s board of directors approved a revision to SERP resulting in a reduction in accrued deferred compensation expenses of $357 thousand. For disclosure purposes, in the table above and in the Consolidated Statement of Operations, the benefit in deferred compensation expense is included in the line item other expenses.

Other expenses for the three and six months ended June 30, 2014 were $1.2 million and $3.6 million, an increase of $286 thousand and 1.3 million respectively, compared to the same periods a year ago. The increase in other expenses was primarily driven by the reduction in SERP expenses recorded during the three and six months ended June 30, 2013 and the negotiated settlement of the Note from the former mortgage subsidiary which resulted in a pretax loss recorded in other expenses of $1.4 million during the six months ended June 30, 2014. Other expenses for the six months ended June 30, 2014 also include $295 thousand of amortization expense for affordable housing investments purchased during 2013, partially offset by a decrease in the amount of off balance sheet provision of $200 thousand, and a decrease in OREO expenses of $178 thousand.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the Company's tax provision and the related effective tax rate for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	2014	2013
Income tax provision	$559	$757	$747	$1,535
Effective tax rate	20.22%	27.40%	21.23%	27.50%

The Company’s effective income tax rate was 20.22% and 27.40% three months ended June 30, 2014 and 2013 respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from low income housing investments. The Company’s effective tax rate is derived from income tax expense divided by income before provision for income taxes.

The decrease in the effective tax rate for the three and six months ended June 30, 2014 was primarily driven by increased investments in Qualified Affordable Housing Projects The Company made investments in Qualified Affordable Housing Projects during 2013, which generated low income housing tax credit and benefits net of Investment amortization of $60 thousand and $0 for the year ended June 30, 2014 and 2013 respectively. See note 9. “Investments in Qualified Affordable Housing Projects” in the Notes to the Unaudited Consolidated Financial Statements in this document for a discussion on the investments made.

FINANCIAL CONDITION

BALANCE SHEET

As of June 30, 2014, the Company had total consolidated assets of $963.7 million, total net portfolio loans of $609.7 million, an ALLL of $9.9 million, deposits outstanding of $755.0 million, and stockholders’ equity of $100.7 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of June 30, 2014, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $50.7 million. The Company also held certificates of deposits with other financial institutions in the amount of $16.1 million, which the Company considers liquid.

Available-for-sale investment securities totaled $188.7 million at June 30, 2014, compared with $216.6 million at December 31, 2013. The Company’s available-for-sale investment portfolio is currently being utilized as a secondary source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations when required. During the first six months of 2014, the Company purchased thirty-nine securities with a par value of $45.2 million, weighted average yield of 2.98%, and weighted average duration of 5.29. During the first six months of 2014 the Company sold sixty-two securities with a par value of $66.2 million and a weighted average yield of 2.26%. The net sales activity resulted in $284 thousand realized loss.

The Company’s purchases continue to focus on moderate term maturity securities, taking advantage of the steepness of the yield curve which moderates the Company’s exposure to rising interest rates, while still providing an acceptable yield. Sales were focused on longer term municipal and corporate bonds, as well as mortgage-backed and asset-backed securities with extended cash flows or with a high probability of cash flows extending as interest rates increase.

Overall, management’s investment strategy reflects the continuing expectation of rising rates across the yield curve. As such, management will continue to actively seek out opportunities to reduce the overall duration of the portfolio and improve cash flows. Given the current shape of the yield curve, this strategy could entail absorbing small losses within the portfolio to meet this longer term objective.

At June 30, 2014, the Company’s net unrealized gain on available-for-sale securities were $1.3 million, compared with $3.7 million net unrealized losses at December 31, 2013. The favorable change in net unrealized losses was primarily due to increases in the fair values of the Company’s municipal bond, mortgage backed securities and corporate bond, portfolios. The increases in the fair values of the Company’s investment securities portfolio were primarily driven by the narrowing of market spreads and changes in market interest rates.

Overall, the net portfolio loan balance increased during the first six months of 2014. The Company recorded net portfolio loans of $609.7 million at June 30, 2014, compared with $584.1 million at December 31, 2013, an increase of $25.6 million, or 4%. The increase in net portfolio loans was primarily attributable commercial real estate loan originations and $18.1 million in consumer loans associated with the purchase of consumer loan pools. See Note 16, Transfer of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company made $ 1.5 million additional provision for loan losses during the first six months of 2014, compared with $2.5 million during the same period a year ago. The Company’s ALLL as a percentage of gross portfolio loans was 1.60% as of June 30, 2014 compared with 2.37% as of December 31, 2013 and 2.13%, as of June 30, 2013.

Net charge offs were $5.7 million during the first six months of 2014, compared with net charge offs of $419 thousand during the same period a year ago. The charge offs in the current year were primarily focused in three separate relationships. The first included $3.4 million in chargeoffs of Commercial and Industrial loans. The second included $1.4 million in charge offs of Commercial Real Estate and Farmland loans and the third included $1.0 Commercial Real Estate loans. Allocations for the amounts charged off for the relationships above were included in the ALLL balance as of December 31, 2013.

Despite the charge offs related to these three loans, during the first six months of 2014 the trend in asset quality of the Bank’s loan portfolio stabilized relative to fiscal years 2013 and 2012. Management is cautiously optimistic that given continuing improvements in local and national economic conditions, the Company’s impaired assets will continue to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and less than robust economic conditions. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At June 30, 2014, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Past due loans as of June 30, 2014 increased to $9.0 million, compared to $6.9 million as of December 31, 2013. The increase in past due loans was primarily attributable to increases in the past due commercial and commercial real estate portfolios partially offset by decreases in the residential loan portfolio. Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

The Company’s OREO balance at June 30, 2014 was $826 thousand compared to $913 thousand at December 31, 2013. The net decrease in OREO was primarily due to impairment charges related to a specific commercial lot that were deemed necessary, resulting in a write down of $290 thousand of the property’s carrying value in the first quarter of 2014. During the second quarter of 2014, the sale of one property from the ITIN portfolio was offset by the addition of two ITIN portfolio properties and one commercial real estate property. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions.

Total deposits as of June 30, 2014 were $755.0 million compared to $746.3 million at December 31, 2013, an increase of $8.7 million. During the first six months of 2014, decreases in interest bearing demand were offset by increases certificate of deposit accounts.

Brokered certificates of deposits totaled $13.7 million at June 30, 2014, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 6.0 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 700,000 common shares during the six months ended June 30, 2014. The shares were retired subsequent to purchase.

The decrease in weighted average shares from the stock repurchases positively contributed to earnings per common share, and return on common equity.

INVESTMENT SECURITIES

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also mitigates interest rate risk and a portion of credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral) and collateral for certain public funds deposits.

Available-for-sale investment securities totaled $188.7 million at June 30, 2014, compared with $216.6 million at December 31, 2013. Purchases of available-for-sale securities of $46.1 million were offset by sales of $69.1 million, pay downs of $9.1 million, amortization of net purchase price premiums of $901 thousand, and an increase in fair value of $5.0 million. During the first six months of 2014, the Company purchased thirty-eight available for sale securities and sold sixty-three securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $37.0 million at June 30, 2014, compared with $36.7 million at December 31, 2013. During the six months ended June 30, 2014, purchases of $244 thousand of held-to-maturity securities were offset by $90 thousand net discount accretion.

The following table presents the investment securities portfolio by classification and major type as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)
Available-for-sale securities (1)	June 30, 2014	December 31, 2013
U.S. government & agencies	$7,787	$6,264

Obligations of state and political subdivisions	55,369	59,209
Residential mortgage backed securities and collateralized mortgage obligations	45,798	62,991
Corporate securities	42,166	48,230
Commercial mortgage backed securities	9,833	10,472
Other asset backed securities	27,733	29,474
Total	$188,686	$216,640

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$37,031	$36,696

(1)Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at June 30, 2014:

(Dollars in thousands)	Within One Year		Over One through Five Years		Over Five through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$0	-%	$0	-%	$7,886	2.80%	$0	%	$7,886	2.80%
Obligations of state and political subdivisions	-	-	4,720	2.90%	11,660	2.93%	38,067	2.94%	54,447	2.94%
Mortgage backed securities and collateralized mortgage obligations	1,385	5.07%	11,821	3.16%	30,835	2.85%	1,481	3.99%	45,522	3.03%
Corporate securities	1,016	3.26%	17,074	2.73%	22,244	2.94%	1,068	2.48%	41,402	2.84%
Commercial mortgage backed securities	-	-	-	-%	1,130	2.06%	8,812	3.35%	9,942	3.20%
Other asset backed securities	-	-	-	-%	694	1.98%	26,962	2.93%	27,656	2.91%
Total	$2,401	4.31%	$33,615	2.90%	$74,449	2.85%	$76,390	3.00%	$186,855	2.94%

Held-to-maturity securities
Obligations of state and political subdivisions	$367	1.49%	$365	4.24%	$14,555	2.97%	$21,744	3.07%	$37,031	3.03%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall, the net portfolio loan balance increased during the first six months of 2014. The Company recorded net portfolio loans of $609.7 million at June 30, 2014, compared with $584.1 million at December 31, 2013, an increase of 25.6 million, or 4%. The increase in net portfolio loans was primarily attributable to commercial real estate loan originations and the purchase of consumer loan pools during the first and second quarters of 2014. See Note 16, Transfer of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchased loans.

The following table presents the composition of the loan portfolio as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	% of gross portfolio loans	December 31, 2013	% of gross portfolio loans
Commercial	$168,354	27%	$170,429	29%
Real estate – construction loans	20,462	3%	18,545	3%
Real estate – commercial (investor)	209,324	33%	205,384	34%
Real estate – commercial (owner occupied)	88,402	14%	83,976	14%
Real estate – ITIN loans	54,611	9%	56,101	9%
Real estate – mortgage	14,211	2%	14,590	2%
Real estate – equity lines	43,809	8%	45,462	8%
Consumer	20,195	3%	3,472	1%
Other	50	-%	36	-%
Gross portfolio loans	$619,418	100%	$597,995	100%
Less:
Deferred loan fees, net	(204)		(303)
Allowance for loan losses	9,882		14,172
Net portfolio loans	$609,740		$584,126

The following table provides a breakdown of the Company’s real estate construction portfolio as of June 30, 2014:

(Dollars in thousands) Loan Type	Balance	% of total
Commercial lots	$5,244	26%
Commercial real estate – construction	10,286	50%
1-4 family subdivision loans	3,066	15%
1-4 family individual residential lots	1,522	7%
1-4 family construction speculative	344	2%
Total real estate-construction	$20,462	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of June 30, 2014, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

(Dollars in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Commercial	$77,567	$51,626	$39,161	$168,354
Real estate - construction loans	6,320	7,504	6,638	20,462
Real estate - commercial (investor)	28,067	32,673	148,584	209,324
Real estate - commercial (owner occupied)	2,896	23,797	61,709	88,402
Real estate - ITIN loans	-	-	54,611	54,611
Real estate - mortgage	390	2,280	11,541	14,211
Real estate - equity lines	1,203	3,610	38,996	43,809
Consumer	7,091	1,410	11,694	20,195
Other	-	50	-	50
Gross portfolio loans	$123,534	$122,950	$372,934	$619,418

Loans due after one year with:
Fixed rates		$55,801	$90,674	$146,475
Variable rates		67,149	282,259	349,408
Total		$122,950	$372,933	$495,883

Loans with unique credit characteristics

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense. As of June 30, 2014, and December 31, 2013, the specific ITIN ALLL allocation represented approximately 2.23% and 1.30% of the total outstanding principal, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $27.5 million or 4.43% of total portfolio loans as of June 30, 2014, as compared to $29.8 million, or 4.98% of total loans, at December 31, 2013. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $28.3 million, or 2.94% of total assets as of June 30, 2014, compared with $30.7 million, or 3.23% of total assets as of December 31, 2013. Nonperforming loans decreased $2.3 million during the six months ended June 30, 2014 and classified loans decreased $4.7 million during the same period. The Company recorded additional provision expense of $1.5 million during the six months ended June 30, 2014.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at June 30, 2014 totaled $826 thousand and consisted of five properties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)
Nonperforming assets	June 30, 2014	December 31, 2013
Commercial	$4,375	$6,527
Total real estate construction	4,375	6,527

Real estate mortgage
ITIN 1-4 family loan pool	5,690	6,895
1-4 family, closed end 1st lien	1,249	1,322
1-4 family revolving	479	513
Total real estate mortgage	7,418	8,730
Commercial real estate	15,598	14,539
Consumer	87	-
Total nonaccrual loans	27,478	29,796
90 days past due and still accruing	-	-
Total nonperforming loans	27,478	29,796

Other real estate owned	826	913
Total nonperforming assets	$28,304	$30,709

Nonperforming loans to total loans	4.43%	4.98%
Nonperforming assets to total assets	2.94%	3.23%

As of June 30, 2014, nonperforming assets of $28.3 million have been written down by 36%, or $10.2 million, from their original balance of $42.8 million.

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

As of June 30, 2014, the Company had $27.9 million in TDRs compared to $33.4 million as of December 31, 2013. As of June 30, 2014, the Company had one hundred eighteen restructured loans that qualified as TDRs, of which one hundred three were performing according to their restructured terms. TDRs represented 4.50% of gross portfolio loans as of June 30, 2014, compared with 5.59% at December 31, 2013.

At June 30, 2014 and December 31, 2013, impaired loans of $7.4 million and $8.8 million were classified as accruing TDRs, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2014. As of June 30, 2014, there were $8.1 million of ITINs which were classified as TDRs, of which $3.0 million were on nonaccrual status.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)
Troubled debt restructurings	June 30, 2014	December 31, 2013
Accruing troubled debt restructurings
Commercial	$13	$63
Commercial real estate:
Other	1,716	3,864
Residential:
1-4 family	5,074	4,303
Home equities	589	598
Total accruing troubled debt restructurings	$7,392	$8,828

Nonaccruing troubled debt restructurings
Commercial	$4,023	$6,458
Commercial real estate:
Other	13,224	14,024
Residential:
1-4 family	3,257	4,114
Total nonaccruing troubled debt restructurings	$20,504	$24,596

Total troubled debt restructurings
Commercial	$4,036	$6,521
Commercial real estate:
Other	14,940	17,888
Residential:
1-4 family	8,331	8,417
Home equities	589	598
Total troubled debt restructurings	$27,896	$33,424

Percentage of gross portfolio loans	4.50%	5.59%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at June 30, 2014 decreased $4.3 million to $9.9 million compared to $14.2 million at December 31, 2013. The Company recorded net chargeoffs of $5.7 million for the six months ended June 30, 2014 compared to net recoveries of $319 thousand for the year ended December 31, 2013 and net charge-offs of $420 thousand for the same period a year ago. During the first six months of 2013, the Company made additional provisions for loan losses of $1.5 million compared to provision expense of $2.5 million during the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves for the periods indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Beginning balance allowance for loan losses	$14,172	$11,103	$11,103
Provision for loan loss charged to expense	1,450	2,750	2,450
Loans charged off	(6,359)	(2,770)	(1,319)
Loan loss recoveries	619	3,089	899
Ending balance allowance for loan losses	$9,882	$14,172	$13,133

Gross portfolio loans outstanding at period end	$619,418	$597,995	$617,398

Ratio of allowance for loan losses to total loans	1.59%	2.37%	2.13%
Nonaccrual loans at period end:
Commercial	$4,375	$6,527	$7,898
Commercial real estate	15,598	14,539	16,614
Residential real estate	6,939	8,217	11,165
Home equity	479	513	345
Consumer	87	-	-
Total nonaccrual loans	$27,478	$29,796	$36,022

Accruing troubled-debt restructured loans
Commercial	$13	$63	$68
Commercial real estate	1,716	3,864	1,748
Residential real estate	5,074	4,303	3,174
Home equity	589	598	531
Total accruing restructured loans	$7,392	$8,828	$5,521

All other accruing impaired loans	585	3,517	4,445
Total impaired loans	$35,456	$42,141	$45,988

Allowance for loan losses to nonaccrual loans at period end	35.96%	47.56%	36.46%
Nonaccrual loans to total loans	4.43%	4.98%	5.83%

As of June 30, 2014, impaired loans totaled $35.5 million, of which $27.5 million were in nonaccrual status. Of the total impaired loans, $10.8 million or one hundred thirty were ITIN loans with an average balance of approximately $83 thousand. The remaining impaired loans consist of six commercial loans, fourteen commercial real estate loans, six residential mortgages, sixteen home equity loans and one consumer loan.

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

At June 30, 2014, the recorded investment in loans classified as impaired totaled $35.5 million, with a corresponding valuation allowance (included in the ALLL) of $1.0 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2013, the total recorded investment in impaired loans was $42.1 million, with a corresponding valuation allowance (included in the ALLL) of $5.0 million.

The Company realized net charge offs of $5.7 million for the six months ended June 30, 2014 compared with net recoveries of $319 thousand in the prior year end and net charge offs of $420 thousand in the same period a year ago. Management does not feel that the increase in net charge offs in the current year is indicative of a trend as the increase in net charge offs in the current quarter and the decrease in the ALLL allocation is primarily due to chargeoffs related to three significant borrowing relationships. The first relationship included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. The third included $1.0 million in chargeoffs for three Commercial Real Estate loans. Allocations for the amounts charged off for these relationships were included in the ALLL balance as of December 31, 2013. Management has individually evaluated each impaired loan and believes that the remaining loan portfolio is properly risk graded and that the reserve level and allocations are appropriate at June 30, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels, and overall sluggish economic conditions. Past due loans as of June 30, 2014 increased to $9.0 million, compared to $6.9 million as of December 31, 2013. The increase in past due loans was primarily due to increases in the past due commercial and commercial real estate portfolios related to one relationship, partially offset by decreases in the past due residential loan portfolio. Management continues to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of chargeoffs. At June 30, 2014, management believes the Company’s ALLL is adequately funded given the current level of credit risk which includes appropriately risk grading past due loans.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$3,334	34%	$7,057	50%
Commercial real estate:
Construction	354	4%	173	1%
Other	3,513	35%	2,611	18%
Residential:
1-4 family	1,440	15%	1,685	12%
Home equities	893	9%	808	6%
Consumer	238	2%	35	0%
Unallocated	110	1%	1,803	13%
Total allowance for loan and lease losses	$9,882	100%	$14,172	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2014, the unallocated allowance amount represented 1% of the ALLL, compared to 13% at December 31, 2013. The decrease in the unallocated ALLL during the six months ended June 30, 2014 is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. The loans were previously recorded as TDRs and allocations for the amounts charged off for these two relationships were included in the ALLL balance as of December 31, 2013. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of the current business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of June 30, 2014 were $755.0 million compared to $746.3 million at December 31, 2013, an increase of $8.7 million. During the first six months of 2014, increases in certificate of deposit accounts were partially offset by decreases in interest bearing demand.

The following table presents the deposit balances by major category as of June 30, 2014, and December 31, 2013:

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Noninterest bearing demand	$135,416	18%	$133,984	18%
Interest bearing demand	269,055	35%	273,390	37%
Savings	90,416	12%	90,442	12%
Time, $100,000 or greater	216,510	29%	201,340	27%
Time, less than $100,000	43,619	6%	47,137	6%
Total	$755,016	100%	$746,293	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields as of June 30, 2014, and December 31, 2013.

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	Yield	Amount	Yield
Interest bearing demand	$140,045	0.16%	$115,342	0.19%
Savings	91,447	0.25%	92,502	0.27%
Money market accounts	130,266	0.19%	128,783	0.20%
Certificates of deposit	261,184	1.02%	249,500	1.05%
Interest bearing deposits	622,942	0.55%	586,127	0.57%
Noninterest bearing demand	132,669		126,017
Average total deposits	$755,611		$712,144

Average other borrowings	$90,465	0.42%	$130,924	0.09%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2014:

Deposit Maturity Schedule

(Dollars in thousands)	June 30, 2014
Maturing in:
Three months or less	$37,707
Three through six months	23,771
Six through twelve months	36,736
Over twelve months	118,296
Total	$216,510

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our Bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At June 30, 2014 and December 31, 2013, the Company’s CDARS and ICS balances totaled $47.8 million and $53.2 million, respectively. Of these totals, at June 30, 2014 and December 31, 2013, there were no time deposits equal to or greater than the $250,000 fully insured under current deposit insurance limits.

BORROWINGS

At June 30, 2014, the Bank had term debt outstanding with a carrying value of $75.0 million compared to $75.0 million December 31, 2013. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. The FHLB advance has a floating contractual interest rate of 0.23% with maturity in August, 2014.

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

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at June 30, 2014 was 3.53%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment after five years on the quarterly payment date.

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

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company's option on any March 15, June 15, or September 15 until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at June 30, 2014 was 1.81%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

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

The Bank had available lines of credit with the FHLB totaling $124.0 million as of June 30, 2014; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $ 21.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at June 30, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's revenues are obtained from dividends declared and paid by the Bank. The Bank paid $3.9 million in dividends to the Holding Company during the six months ended June 30, 2014. The dividends were primarily used to fund treasury stock purchases and pay dividends to shareholders. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of June 30, 2014, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.4 million for the six months ended June 30, 2014. The material differences between cash provided by operating activities and net income consisted of non-cash items including: $1.5 million of loan loss provision, a $1.9 million increase in other assets due to gains re-classed from OCI, a $1.5 million decrease in other assets from the settlement of the Note to the former mortgage subsidiary.

Net cash of $2.5 million provided by investing activities consisted principally of $68.8 million in proceeds from sale of investment securities, $9.1 million in proceeds from maturities and payments from available-for-sale investment securities. Other investing activities included, partially offset by $46.1 million in purchases of available-for-sale securities, $27.4 million in net loan originations and $2.1 million investment in premise and equipment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash of $3.3 million provided by financing activities consisted principally of $11.7 million increase certificates of deposits partially offset by $2.9 million in decrease in demand and savings accounts, $4.6 million in purchases of common stock and $928 thousand in dividends on common and preferred stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of June 30, 2014.

As of June 30, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category.

The Company and the Bank’s capital amounts and ratios as of June 30, 2014, are presented in the table.

(Dollars in thousands)	Capital	Actual Ratio	Well Capitalized Requirement	Minimum Capital Requirement
The Holding Company
Leverage	$116,928	12.10%	n/a	4%
Tier 1 Risk-Based	116,928	15.14%	n/a	4%
Total Risk-Based	126,592	16.39%	n/a	8%

The Bank
Leverage	$116,909	12.11%	5%	4%
Tier 1 Risk-Based	116,909	15.15%	6%	4%
Total Risk-Based	126,566	16.40%	10%	8%

Total shareholders’ equity at June 30, 2014 was $100.7 million, compared to shareholder’s equity of $101.8 million reported at December 31, 2013. During the six months ended June 30, 2014, the decrease in shareholders’ equity was primarily due to the repurchase and subsequent retirement of 700,000 shares of stock at a weighted average price of $6.49 per share, partially offset by income from operations and increased other comprehensive income.

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

On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 1,000,000 shares during the year ended December 31, 2013.

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased and subsequently retired 700,000 common shares during the six months ended June 30, 2014.

During the six months ended June 30, 2014 and, 2013 respectively, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended June 30, 2014 and 2013.

Cash Dividends and Payout Ratios per Common Share

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
Dividend payout ratio	19%	23%	30%	23%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk as of June 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2014, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable
b)	Not Applicable
c)	The following table provides information about repurchases of common stock by the Company during three months ended June 30, 2014:

Period			Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/14	–	4/30/14	80,915	$6.65	80,915	178,270
5/1/14	–	5/31/14	178,270	$6.44	178,270	0
6/1/14	–	6/30/14	-	$-	-	-
Total for quarter			259,185	$6.52	259,185

(1) Common shares repurchased by the Company during the quarter consisted of 259,185 shares repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 8, 2014	/s/ Samuel D. Jimenez

Samuel D. Jimenez

Executive Vice President and

Chief Operating Officer and Chief Financial Officer