Form 10-Q
period 2014-09-30
Bank of Commerce Holdings
filed 2014-11-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 21, 2014: 13,293,777

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
(Dollars in Thousands)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$31,151	$38,369
Interest bearing due from banks	15,272	20,146
Total cash and cash equivalents	46,423	58,515

Securities available-for-sale, at fair value	189,379	216,640
Securities held-to-maturity, at amortized cost	36,888	36,696

Portfolio loans	649,879	598,298
Allowance for loan losses	(10,400)	(14,172)
Net loans	639,479	584,126

Bank premises and equipment, net	12,510	10,893
Other real estate owned	393	913
Other assets	52,685	48,559
Total Assets	$977,757	956,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Demand - noninterest bearing	$151,684	$133,984
Demand - interest bearing	265,308	273,390
Savings accounts	91,589	90,442
Certificates of deposit	258,939	248,477
Total deposits	767,520	746,293

Federal Home Loan Bank borrowings	75,000	75,000
Junior subordinated debentures	15,465	15,465
Other liabilities	17,812	17,797
Total Liabilities	875,797	854,555
COMMITMENTS AND CONTINGENCIES (NOTE 12)
Stockholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2014 and 20,000 in 2013	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 17,013,267 issued; 13,293,777 outstanding as of September 30, 2014 and 13,977,005 outstanding on December 31, 2013	23,874	28,304
Retained earnings	58,633	55,944
Accumulated other comprehensive (loss), net of tax	(478)	(2,392)
Total Stockholders’ Equity	101,960	101,787
Total Liabilities and Stockholders' Equity	$977,757	$956,342

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and nine months ended September 30, 2014 and 2013

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$7,350	$7,487	$21,632	$22,486
Interest on securities	998	1,031	3,223	3,120
Interest on tax-exempt securities	629	673	1,916	1,952
Interest on interest bearing deposits	125	130	393	402
Total interest income	9,102	9,321	27,164	27,960
INTEREST EXPENSE:
Interest on demand deposits	123	113	362	364
Interest on savings deposits	59	61	173	194
Interest on certificates of deposit	650	639	1,985	1,990
Interest on securities sold under repurchase agreements	-	-	-	6
Interest on other borrowings	322	12	333	117
Total interest expense	1,154	825	2,853	2,671
Net interest income	7,948	8,496	24,311	25,289
Provision for loan losses	1,050	300	2,500	2,750
Net interest income after provision for loan losses	6,898	8,196	21,811	22,539
NONINTEREST INCOME:
Service charges on deposit accounts	50	46	135	146
Payroll and benefit processing fees	127	113	371	355
BOLI income	171	133	459	401
Gain (loss) on investment securities, net	32	336	(252)	931
Merchant credit card service income, net	25	33	80	98
Other income	266	313	2,378	892
Total noninterest income	671	974	3,171	2,823
NONINTEREST EXPENSE:
Salaries and related benefits	3,474	2,865	10,513	8,863
Occupancy and equipment expense	749	549	2,069	1,651
Write down of other real estate owned	-	-	290	-
FDIC assessments	204	202	584	535
Data processing fees	217	127	629	397
Professional service fees	309	364	911	926
Deferred compensation expense	115	58	345	58
Other expenses	964	1,772	4,586	4,118
Total noninterest expense	6,032	5,937	19,927	16,548
Income before provision for income taxes	1,537	3,233	5,055	8,814
Provision for income taxes	264	1,431	1,011	2,966
Net income	$1,273	$1,802	$4,044	$5,848
Less: Preferred dividends on preferred stock	50	50	150	150
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,223	$1,752	$3,894	$5,698
Basic earnings per share	$0.09	$0.12	$0.29	$0.37
Average basic shares	13,294	14,829	13,536	15,208
Diluted earnings per share	$0.09	$0.12	$0.29	$0.37
Average diluted shares	13,339	14,853	13,582	15,230

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and nine months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$1,273	$1,802	$4,044	$5,848
Available-for-sale securities:
Unrealized gains (losses) arising during the period	528	(3,217)	5,253	(6,245)
Reclassification adjustments for net gains (loss) realized in earnings (net of tax expense (benefit) of $11 and $139 for the three months ended September 30, 2014 and 2013, respectively, and net of tax expense (benefit) of $(106) and $384 for the nine months ended September 30, 2014 and 2013 respectively)	(21)	(197)	146	(547)
Income tax (expense) benefit related to unrealized (gains) losses	(217)	1,324	(2,162)	2,570
Net change in unrealized gains (losses)	290	(2,090)	3,237	(4,222)
Held-to-maturity securities:
Accretion of held-to-maturity other comprehensive income to tax-exempt yield	(22)	(22)	(68)	(68)
Net change in other comprehensive income relating to held-to-maturity securities	(22)	(22)	(68)	(68)
Derivatives:
Unrealized gains (losses) arising during the period	296	(102)	(233)	1,240
Reclassification adjustments for net gains realized in earnings (net of tax expense of $9 and $62 for the three months ended September 30, 2014 and 2013 and net of tax expense of $782 and $185 for the nine months ended September 30, 2014 and 2013 respectively)	(13)	(88)	(1,118)	(265)
Income tax (expense) benefit related to unrealized gains (losses)	(122)	42	96	(510)
Net unrealized change in derivatives	161	(148)	(1,255)	465
Other comprehensive income (loss), net of tax	429	(2,260)	1,914	(3,825)
Comprehensive income (loss) – Bank of Commerce Holdings	$1,702	$(458)	$5,958	$2,023

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Twelve months ended December 31, 2013 and nine months ended September 30, 2014 (Unaudited)

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	income (loss)
(Dollars in thousands)	Amount	Shares	Amount	Earnings	net of tax	Total
BALANCE AT JANUARY 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321
Net Income	-	-	-	7,935	-	7,935
Other comprehensive loss, net of tax	-	-	-	-	(3,650)	(3,650)
Comprehensive income	-	-	-	-	-	4,285
Preferred stock dividend	-	-	-	(200)	-	(200)
Repurchase of common stock	-	(2,000)	(10,614)	-	-	(10,614)
Common cash dividend ($0.14 per share)	-	-	-	(2,052)	-	(2,052)
Restricted stock Granted	-	1
Common stock issued under employee plans and related tax benefit	-	4	17	-	-	17
Compensation expense associated with stock options	-	-	30	-	-	30
BALANCE AT DECEMBER 31, 2013	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	income (loss)
(Dollars in thousands)	Amount	Shares	Amount	Earnings	net of tax	Total
BALANCE AT JANUARY 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net income	-	-	-	4,044	-	4,044
Other comprehensive income, net of tax	-	-	-	-	1,914	1,914
Comprehensive income	-	-	-	-	-	5,958
Preferred stock dividend	-	-	-	(150)	-	(150)
Repurchase of common stock	-	(700)	(4,562)	-	-	(4,562)
Common cash dividend ($0.09 per share)	-	-	-	(1,205)	-	(1,205)
Common stock issued under employee plans and related tax benefit	-	14	66	-	-	66
Stock options exercised	-	3	23	-	-	23
Compensation expense associated with stock options	-	-	43	-	-	43
BALANCE AT SEPTEMBER 30, 2014	$19,931	13,294	$23,874	$58,633	$(478)	$101,960

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2014 and September 30, 2013

(Dollars in thousands)	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,044	$5,848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	2,750
Provision for unfunded commitments	-	200
Provision for depreciation and amortization	962	746
Compensation expense associated with stock options	43	24
Net loss (gain) on sale of securities available-for-sale	252	(931)
Amortization of investment premiums and accretion of discounts, net	1,199	748
Amortization of held-to-maturity fair value adjustment	(116)	(116)
Gain on sale of fixed assets	4	-
Write down of other real estate owned	290	-
Loss on sale of other real estate owned	11	126
(Increase) in deferred income taxes	-	(1,356)
(Increase) in cash surrender value of BOLI	(459)	(576)
(Increase) in other assets	(577)	(2,177)
Increase (decrease) in deferred compensation	275	(77)
Decrease in deferred loan fees	119	30
Increase (decrease) in other liabilities	1,177	347
Net cash provided by operating activities	9,724	5,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and payments of available-for-sale securities	13,608	9,148
Proceeds from sale of available-for-sale securities	81,820	77,845
Purchases of available-for-sale securities	(64,247)	(106,369)
Proceeds from maturities and payments of held-to-maturity securities	186	61
Purchases of held-to-maturity securities	(244)	(3,301)
Cash paid for low income housing investments	(1,764)	(369)
(Purchase) redemption of FHLB stock	(1,902)	346
Loan (originations), net of principal repayments	(9,159)	67,691
Purchase of loan pools, net of principal repayments	(49,250)	-
Purchase of BOLI	(5,000)	-
Purchase of premises and equipment, net	(2,583)	(1,546)
Proceeds from settlement of note to former mortgage subsidiary	686	-
Payments to derivative counterparties for the termination of interest rate swaps	-	(503)
Proceeds from the sale of other real estate owned	656	3,464
Net cash (used) provided by investing activities	(37,193)	46,467
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	10,765	31,302
Net increase (decrease) in certificates of deposit	10,462	(6,831)
Net decrease in securities sold under agreements to repurchase	-	(13,095)
Advances on term debt	75,000	900,000
Repayment of term debt	(75,000)	(950,000)
Repurchase of common stock	(4,562)	(7,834)
Cash dividends paid on common stock	(1,227)	(1,388)
Cash dividends paid on preferred stock	(150)	(296)
Proceeds from stock options exercised	23	16
Stock issued under employee and director stock purchase plan	66	-
Net cash provided (used) in financing activities	15,377	(48,126)
Net increase (decrease) in cash and cash equivalents	(12,092)	3,927
Cash and cash equivalents at beginning of year	58,515	45,068
Cash and cash equivalents at end of period	$46,423	$48,995

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine months ended September 30, 2014 and September 30, 2013

(Dollars in thousands)	September 30, 2014	September 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY:
Cash paid during the period for:
Income taxes	$-	$5,842
Interest	$2,648	$2,706
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$437	$1,487

Changes in unrealized gain on investment securities available-for-sale	$5,505	$(7,180)
Changes in net deferred tax asset related to changes in unrealized gain on investment securities	(2,268)	2,958
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities	$3,237	$(4,222)

Changes in unrealized gain loss (gain) on derivatives	$(233)	$1,241
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	96	(511)
Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$(137)	$730

Reclassification of earnings from gains on derivatives	$(1,900)	$(450)
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	782	185
Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(1,118)	$(265)

Accretion of held-to-maturity from other comprehensive income to interest income	(116)	(116)
Changes in deferred tax related to accretion of held-to-maturity investment securities	48	48
Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	$(68)	$(68)
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
Cash dividend declared on common stock and payable after period-end	$399	$723
Cash dividend declared on preferred stock and payable after period-end	$50	$50

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has unconsolidated subsidiaries in Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II. The balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2014 and for the 3 and 9 month periods ended September 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2013 Annual Report on Form 10-K. The results of operations and cash flows for the 2014 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2014, the Company had two wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets as junior subordinated debentures.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in the ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the ASU to have a material impact on the Company’s consolidated financial statements.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The table below presents the details of the closing transaction:

(Dollars in thousands)	Amount
Proceeds
Cash received	$686
1-4 family mortgage note (fair value)	560
Net proceeds received	$1,246
Assets derecognized
Note due from the Mortgage Company	$2,753
Warehouse line of credit	259
Discount on the Note	(374)
Total Assets derecognized	$2,638
Loss on settlement of the Note	$1,392

NOTE 4. EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity.

The following is a computation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Earnings Per Share
NUMERATORS:
Net income	$1,273	$1,802	$4,044	$5,848
Less preferred stock dividends	50	50	150	150
Net income available to common shareholders	$1,223	$1,752	$3,894	$5,698
DENOMINATORS:
Weighted average number of common shares outstanding - basic	13,294	14,829	13,536	15,208
Effect of potentially dilutive common shares (1)	45	24	46	22
Weighted average number of common shares outstanding - diluted	13,339	14,853	13,582	15,230
EARNINGS PER COMMON SHARE:
Basic attributable to operations	$0.09	$0.12	$0.29	$0.37
Diluted attributable to operations	$0.09	$0.12	$0.29	$0.37
Anti-dilutive options not included in earnings per share calculation	103,411	116,837	110,575	126,837

(1)	Represents the effects of the assumed exercise of stock options.

On January 16, 2013, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 or 6% of its outstanding shares over a twelve-month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the plan, the Company repurchased and subsequently retired 17,827 and 1,000,000 common shares during the three and nine months ended September 30, 2013, respectively.

On August 21, 2013, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 or 7% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the plan, the Company purchased and subsequently retired 513,668 common shares during the three months ended September 30, 2013. The remaining shares authorized under the plan were purchased and retired during the three months ended December 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On March 20, 2014, the Company announced that its Board of Directors authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the plan, the Company repurchased and subsequently retired 700,000 common shares during the six months ended June 30, 2014.

The decrease in weighted average shares from the stock repurchases positively contributed to earnings per common share, and return on common equity.

NOTE 5. SECURITIES

Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities designated as available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income (“OCI”) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security. The Company did not have any transfers in or out of the various securities classifications for the nine months ended September 30, 2014.

The following table presents the amortized costs, gross unrealized gains, gross unrealized losses and approximate fair values of investment securities at September 30, 2014, and December 31, 2013:

	As of September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities
U.S. government & agencies	$7,841	$32	$(48)	$7,825
Obligations of state and political subdivisions	55,567	1,683	(89)	57,161
Residential mortgage backed securities and collateralized mortgage obligations	46,390	371	(263)	46,498
Corporate securities	39,523	398	(204)	39,717
Commercial mortgage backed securities	11,235	29	(164)	11,100
Other asset backed securities	27,039	325	(286)	27,078
Total	$187,595	$2,838	$(1,054)	$189,379
Held-to-maturity securities
Obligations of state and political subdivisions	$36,888	$551	$(623)	$36,816

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	As of December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities
U.S. government & agencies	$6,580	$-	$(316)	$6,264
Obligations of state and political subdivisions	60,370	672	(1,833)	59,209
Residential mortgage backed securities and collateralized mortgage obligations	64,026	318	(1,353)	62,991
Corporate securities	48,836	282	(888)	48,230
Commercial mortgage backed securities	10,828	24	(380)	10,472
Other asset backed securities	29,717	388	(631)	29,474
Total	$220,357	$1,684	$(5,401)	$216,640
Held-to-maturity securities
Obligations of state and political subdivisions	$36,696	$36	$(2,707)	$34,025

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of September 30, 2014, are shown below.

	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$1,216	$1,236	$367	$367
One year through five years	53,813	54,329	1,482	1,502
Five years through ten years	58,470	58,791	15,368	15,407
After ten years	74,096	75,023	19,671	19,540
Total	$187,595	$189,379	$36,888	$36,816

The amortized cost and fair value of collateralized mortgage obligations and mortgage backed securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities.

The Company held $54.2 million in securities with safekeeping institutions for pledging purposes. Of this amount, $20.7 million were pledged as of September 30, 2014. The following table presents the fair market value of the securities held, segregated by purpose, as of September 30, 2014:

(Dollars in thousands)	Amount
Public funds collateral	$24,532
Federal Home Loan Bank borrowings	25,206
Interest rate swap contracts	4,488
Total securities held for pledging purposes	$54,226

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds from sales of securities	$13,036	$32,502	$81,820	$77,845
Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$44	$35	$215	$212
Residential mortgage backed securities and collateralized mortgage obligations	7	135	75	240
Corporate securities	82	419	309	780
Commercial mortgage backed securities	-	-	5	-
Other asset backed securities	10	-	73	52
Total gross realized gains on sales of securities	$143	$589	$677	$1,284
Gross realized losses on sales of securities
U.S. government & agencies	$-	$(73)	$(114)	$(100)
Obligations of state and political subdivisions	(50)	(108)	(209)	(118)
Residential mortgage backed securities and collateralized mortgage obligations	(61)	(13)	(543)	(63)
Corporate securities	-	(12)	(8)	(25)
Commercial mortgage backed securities	-	-	(33)	-
Other asset backed securities	-	(47)	(22)	(47)
Total gross realized losses on sales of securities	$(111)	$(253)	$(929)	$(353)
(Loss) gain on investment securities, net	$32	$336	$(252)	$931

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at September 30, 2014, and December 31, 2013. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of September 30, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities
U.S. government & agencies	$-	$-	$2,853	$(48)	$2,853	$(48)
Obligations of states and political subdivisions	6,528	(21)	5,942	(68)	12,470	(89)
Residential mortgage backed securities and collateralized mortgage obligations	15,434	(107)	5,623	(156)	21,057	(263)
Corporate securities	5,078	(36)	9,916	(168)	14,994	(204)
Commercial mortgage backed securities	2,869	(37)	2,600	(127)	5,469	(164)
Other asset backed securities	5,972	(67)	7,012	(219)	12,984	(286)
Total temporarily impaired securities	$35,881	$(268)	$33,946	$(786)	$69,827	$(1,054)
Held-to-maturity securities
Obligations of states and political subdivisions	$3,662	$(18)	$15,565	$(605)	$19,227	$(623)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	As of December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities
U.S. government & agencies	$5,446	$(147)	$819	$(169)	$6,265	$(316)
Obligations of states and political subdivisions	29,943	(1,578)	2,727	(255)	32,670	(1,833)
Residential mortgage backed securities and collateralized mortgage obligations	44,197	(1,214)	3,271	(139)	47,468	(1,353)
Corporate securities	32,649	(792)	2,960	(96)	35,609	(888)
Commercial mortgage backed securities	5,543	(205)	1,437	(175)	6,980	(380)
Other asset backed securities	15,303	(518)	1,723	(113)	17,026	(631)
Total temporarily impaired securities	$133,081	$(4,454)	$12,937	$(947)	$146,018	$(5,401)
Held-to-maturity securities
Obligations of states and political subdivisions	$23,800	$(1,524)	$7,533	$(1,183)	$31,333	$(2,707)

At September 30, 2014, 93 securities were in unrealized loss positions and at December 31, 2013, 196 securities were in unrealized loss positions.

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

The residential mortgage backed securities, commercial backed securities, collateralized mortgage obligations, and other asset backed securities portfolios in an unrealized loss position at September 30, 2014, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities, commercial backed securities and collateralized mortgage obligations were caused by changes in market interest rates and / or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security, but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the three and nine months ended September 30, 2014 and the year ended December 31, 2013, the Company did not recognize impairment losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6. LOANS

Outstanding loan balances consist of the following at September 30, 2014, and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Commercial	$160,024	$170,429
Real estate – construction loans	25,579	18,545
Real estate – commercial (investor)	216,204	205,384
Real estate – commercial (owner occupied)	105,889	83,976
Real estate – ITIN loans	53,805	56,101
Real estate – mortgage	13,779	14,590
Real estate – equity lines	45,050	45,462
Consumer	28,998	3,472
Other	367	36
Gross portfolio loans	$649,695	$597,995
Less:
Deferred loan costs, net	(184)	(303)
Allowance for loan losses	10,400	14,172
Net portfolio loans	$639,479	$584,126

Gross loan balances in the table above include net discounts of $378 thousand and net premiums of $53 thousand as of September 30, 2014, and December 31, 2013, respectively.

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

Age analysis of past due loans, segregated by class of loans, as of September 30, 2014, and December 31, 2013, were as follows:

							Recorded
	30-59	60-89	Greater				Investment >
	Days Past	Days Past	Than 90	Total Past			90 Days and
(Dollars in thousands)	Due	Due	Days	Due	Current	Total	Accruing
September 30, 2014
Commercial	$655	$1,950	$-	$2,605	$157,419	$160,024	$-
Commercial real estate:
Construction	-	-	-	-	25,579	25,579	-
Other	67	-	8,516	8,583	313,510	322,093	-
Residential:
1-4 family	767	240	3,445	4,452	63,132	67,584	-
Home equities	283	-	25	308	44,742	45,050	-
Consumer	-	-	-	-	29,365	29,365	-
Total	$1,772	$2,190	$11,986	$15,948	$633,747	$649,695	$-

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

							Recorded
	30-59	60-89	Greater				Investment >
	Days Past	Days Past	Than 90	Total Past			90 Days and
(Dollars in thousands)	Due	Due	Days	Due	Current	Total	Accruing
December 31, 2013
Commercial	$-	$-	$-	$-	$170,429	$170,429	$-
Commercial real estate:
Construction	-	-	-	-	18,545	18,545	-
Other	-	-	-	-	289,360	289,360	-
Residential:
1-4 family	3,125	436	3,167	6,728	63,963	70,691	-
Home equities	131	25	-	156	45,306	45,462	-
Consumer	-	-	-	-	3,508	3,508	-
Total	$3,256	$461	$3,167	$6,884	$591,111	$597,995	$-

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of September 30, 2014, and December 31, 2013:

	As of September 30 2014
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$5,381	$9,294	$-
Commercial real estate:
Other	11,121	15,649	-
Residential:
1-4 family	9,163	11,905	-
Home equities	310	316	-
Consumer	-	-	-
Total with no related allowance recorded	$25,975	$37,164	$-
With an allowance recorded:
Commercial	3,269	3,273	290
Commercial real estate:
Other	844	844	9
Residential:
1-4 family	3,671	3,804	642
Home equities	584	584	292
Total with an allowance recorded	$8,368	$8,505	$1,233
Subtotal:
Commercial	$8,650	$12,567	$290
Commercial real estate	$11,965	$16,493	$9
Residential	$13,728	$16,609	$934
Consumer	$-	$-	$-
Total impaired loans	$34,343	$45,669	$1,233

	As of December 31 2013
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Other	$15,736	$18,184	$-
Residential:
1-4 family	3,714	6,091	-
Home equities	539	545	-
Total with no related allowance recorded	$19,989	$24,820	$-
With an allowance recorded:
Commercial	$6,590	$6,808	$2,988
Commercial real estate:
Other	6,011	6,020	814
Residential:
1-4 family	8,805	9,804	963
Home equities	746	746	229
Total with an allowance recorded	$22,152	$23,378	$4,994
Subtotal:
Commercial	$6,590	$6,808	$2,988
Commercial real estate	$21,747	$24,204	$814
Residential	$13,804	$17,186	$1,192
Total impaired loans	$42,141	$48,198	$4,994

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company’s practice is to place an asset on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless in management’s opinion the loan is well-secured and in the process of collection), (2) management determines the ultimate collection of principal or interest to be unlikely or, (3) the terms of the loan have been renegotiated due to a serious weakening of the borrower’s financial condition. Nonperforming loans may be on nonaccrual, 90 days past due and still accruing, or have been restructured. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible or when the loan becomes “well secured” and “in the process of collection”. Restructured loans are those loans on which concessions in terms have been granted because of the borrower’s financial difficulties. Interest is generally accrued on such loans in accordance with the new terms, after a period of sustained performance by the borrower. When a loan returns to accrual status, interest income is recognized based on the effective yield to maturity on the loan. The effective interest rate is the discount rate that would equate the present value of the future cash payments to the recorded amount of the loan. This results in accreting the amount of interest applied to principal over the remaining term of the loan.

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

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $212 thousand and $314 thousand for the three months ended September 30, 2014 and 2013, respectively. The Company would have recognized additional interest income, net of tax, of approximately $541 thousand and $559 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Nonaccrual loans, segregated by loan class, were as follows at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Commercial	$7,065	$6,527
Commercial real estate:
Other	9,896	14,539
Residential:
1-4 family	7,438	8,217
Home equities	89	513
Total	$24,488	$29,796

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$6,511	$13	$10,606	$38
Commercial real estate:
Other	15,326	31	20,954	45
Residential:
1-4 family	12,197	30	14,092	18
Home equities	1,155	8	1,233	11
Consumer	29	-	-	-
Total	$35,218	$82	$46,885	$112

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$5,848	$15	$6,665	$58
Commercial real estate:
Other	18,060	213	25,413	200
Residential:
1-4 family	12,179	83	14,285	58
Home equities	1,238	25	789	18
Consumer	19	-
Total	$37,344	$336	$47,152	$334

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans. Loans are reported as troubled debt restructurings (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is modified.

Maturity – A modification in which the maturity date, timing of payments or frequency of payments is modified.

Payment deferral – A modification in which a portion of the principal is deferred.

The following tables present the period ended balances of newly restructured loans that occurred during the three and nine months ended September 30, 2014 and 2013, respectively:

	For the three months ended September 30, 2014				For the three months ended September 30, 2013
			Rate &				Rate &
		Rate &	Payment			Rate &	Payment
(Dollars in thousands)	Rate	Maturity	Deferral	Total	Rate	Maturity	Deferral	Total
Commercial	$-	$5,165	$-	$5,165	$-		$-	$-
Commercial real estate:
Other	-	-	-	-	-	6,057	-	6,057
Residential:
1-4 family	57	-	38	95	73	-	274	347
Home equities	-	-	-	-	-	91	-	91
Total	$57	$5,165	$38	$5,260	$73	$6,148	$274	$6,495

	For the nine months ended September 30, 2014				For the nine months ended September 30, 2013
			Rate &				Rate &
		Rate &	Payment			Rate &	Payment
(Dollars in thousands)	Rate	Maturity	Deferral	Total	Rate	Maturity	Deferral	Total
Commercial	$-	$5,165	$-	$5,165	$-	$-	$-	$-
Commercial real estate:
Other	-	-	-	-	-	6,057	-	6,057
Residential:
1-4 family	209	-	39	248	490	208	389	1,087
Home equities	-	-	-	-	-	163	-	163
Total	$209	$5,165	$39	$5,413	$490	$6,428	$389	$7,307

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	2	$9,070	$9,070	-	$-	$-
Commercial real estate:
Other	-	-	-	2	6,002	6,057
Residential:
1-4 family	2	113	113	3	292	280
Home equities	-	-	-	1	91	91
Total	4	$9,183	$9,183	6	$6,385	$6,428

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	2	$9,070	$9,070	-	$-	$-
Commercial real estate:
Other	-	-	-	2	6,002	6,057
Residential:
1-4 family	4	263	267	11	985	1,041
Home equities	-	-	-	2	165	166
Total	6	$9,333	$9,337	15	$7,152	$7,264

At September 30, 2014 and December 31, 2013, impaired loans of $9.1 million and $8.8 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company had $25.7 million in TDRs compared to $33.4 million as of December 31, 2013. As of September 30, 2014, the Company had one hundred eighteen loans that qualified as TDRs, of which one hundred were performing according to their restructured terms. TDRs represented 3.95% of gross portfolio loans as of September 30, 2014, compared with 5.59% at December 31, 2013. The decrease in TDR balances during the nine months ended September 30, 2014 is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship and $1.0 million in Commercial Real Estate loans to a third relationship. The loans were previously recorded as TDRsthat were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014..

The following tables represent loans modified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2014 and 2013, respectively:

	For the three months ended		For the three months ended
(Dollars in thousands)	September 30, 2014		September 30, 2013
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
that Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Residential:
1-4 family	1	$53	8	$592
Total	1	$53	8	$592

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2014		September 30, 2013
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
that Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial	-	$-	1	$447
Commercial real estate:
Other	-	-	1	734
Residential:
1-4 family	2	139	8	592
Total	2	$139	10	$1,773

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

Performing and nonperforming loans, segregated by class of loans, are as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$152,959	$7,065	$160,024
Commercial real estate:
Construction	25,579		25,579
Other	312,197	9,896	322,093
Residential:
1-4 family	60,146	7,438	67,584
Home equities	44,961	89	45,050
Consumer	29,365	-	29,365
Total	$625,207	$24,488	$649,695

	December 31, 2013
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$163,902	$6,527	$170,429
Commercial real estate:
Construction	18,545	-	18,545
Other	274,821	14,539	289,360
Residential:
1-4 family	62,474	8,217	70,691
Home equities	44,949	513	45,462
Consumer	3,508	-	3,508
Total	$568,199	$29,796	$597,995

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

Notes to Unaudited Consolidated Financial Statements

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of September 30, 2014, and December 31, 2013:

	September 30, 2014
			Special
(Dollars in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$118,702	$23,440	$4,254	$13,628	$-	$160,024
Commercial real estate:
Construction	20,990	4,589	-	-	-	25,579
Other	282,190	25,526	900	13,477	-	322,093
Residential:
1-4 family	55,111	-	-	12,473	-	67,584
Home equities	41,069	2,889	-	1,092	-	45,050
Consumer	28,936	370	22	37	-	29,365
Total	$546,998	$56,814	$5,176	$40,707	$-	$649,695

	December 31, 2013
			Special
(Dollars in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$131,042	$24,274	$7,177	$7,936	$-	$170,429
Commercial real estate:
Construction	18,048	497	-	-	-	18,545
Other	247,656	18,343	2,309	21,052	-	289,360
Residential:
1-4 family	56,832	1,340	-	12,519	-	70,691
Home equities	41,147	2,311	25	1,979	-	45,462
Consumer	3,307	38	130	33	-	3,508
Total	$498,032	$46,803	$9,641	$43,519	$-	$597,995

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables below summarize the Allowance for Credit Losses and Recorded Investment in Financing Receivables as of September 30, 2014, and December 31, 2013:

	As of September 30, 2014
		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Charge offs	(4,105)	(2,525)	(1)	(313)	-	(6,944)
Recoveries	500	1	-	171	-	672
Provision	(9)	3,991	327	(148)	(1,661)	2,500
Ending balance	$3,443	$4,251	$361	$2,203	$142	$10,400

Ending balance ALLL for receivables individually evaluated for impairment	$9	$290	$-	$934	$-	$1,233
Ending balance ALLL for receivables collectively evaluated for impairment	$3,433	$3,961	$362	$1,269	$142	$9,167
Financing receivables
Ending balance	$160,024	$347,672	$29,365	$112,634	$-	$649,695
Ending balance receivables individually evaluated for impairment	$8,650	$11,965	$-	$13,728	$-	$34,343
Ending balance receivables collectively evaluated for impairment	$151,374	$335,707	$29,365	$98,906	$-	$615,352

	As of December 31, 2013
		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(882)	(230)	(25)	(1,633)	-	(2,770)
Recoveries	58	2,483	1	547	-	3,089
Provision	3,713	(2,252)	31	244	1,014	2,750
Ending balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Ending balance ALLL for receivables individually evaluated for impairment	$2,988	$814	$-	$1,192	$-	$4,994
Ending balance ALLL for receivables collectively evaluated for impairment	$4,069	$1,970	$35	$1,301	$1,803	$9,178
Financing receivables
Ending balance	$170,429	$307,905	$3,508	$116,153	$-	$597,995
Ending balance receivables individually evaluated for impairment	$6,590	$21,747	$-	$13,804	$-	$42,141
Ending balance receivables collectively evaluated for impairment	$163,839	$286,158	$3,508	$102,349	$-	$555,854

The ALLL totaled $10.4 million or 1.60% of total portfolio loans at September 30, 2014 and $14.2 million or 2.37% at December 31, 2013. In addition, as of September 30, 2014, the Company had $206.6 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $696 thousand in other liabilities in the Consolidated Balance Sheets.

During the nine months ended September 30, 2014, the Company realized net charge offs of $6.3 million compared with net recoveries of $319 thousand in the period ended December 31, 2013. The increase in net charge offs in the current year and the decrease in the ALLL allocation is primarily due to chargeoffs related to three significant borrowing relationships; the first included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. The third included $1.0 million in chargeoffs for three Commercial Real Estate loans. Allocations for the amounts charged off for these relationships were included in the ALLL balance as of December 31, 2013.

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

Management believes that the ALLL was adequately funded as of September 30, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if warranted as a result of their review.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2014, the unallocated allowance amount represented 1% of the ALLL, compared to 13% at December 31, 2013. The change in the unallocated portion of the allowance is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. The loans charged off for these two relationships were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014..

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

Commercial Real Estate (“CRE”) Loans – CRE loans are subject to similar underwriting standards and processes as commercial loans. CRE loans are viewed predominantly as cash flow loans and secondarily as loans collateralized by real estate. Generally, CRE lending involves larger principal amounts with repayment largely dependent on the successful operation of the property securing the loan or the business conducted on the collateralized property. CRE loans tend to be more adversely affected by conditions in the real estate markets or by general economic conditions.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

At September 30, 2014, and December 31, 2013, the recorded investment in OREO was $393 thousand and $913 thousand, respectively. For the nine months ended September 30, 2014, the Company transferred foreclosed property from five loans in the amount of $437 thousand to OREO. During the nine months ended September 30, 2014, further impairment was deemed necessary for an improved commercial land property in the amount of $290 thousand. The property was transferred to OREO in 2010 and was written down to its fair value in the first quarter of 2014 in anticipation of its pending sale which occurred during the third quarter of 2014. During the nine months ended September 30, 2014 the Company sold four properties with a balance of $668 thousand for a net loss of $11 thousand. The September 30, 2014 OREO balance consists of four properties, of which three are secured with 1-4 family residential real estate in the amount of $232 thousand and one property secured by a commercial real estate property in the amount of $161 thousand..

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of September 30, 2014.

The Company’s effective income tax rate was 20% for the nine months ended September 30, 2014, compared with 28% for the same period a year ago. The Company’s effective tax rate is derived from the sum of income tax expense divided by pretax income.

The decrease in the effective tax rate during the nine months ended September 30, 2014 compared to the same period a year ago was primarily driven by increased investments in affordable housing projects. Investments in these projects afford the Company certain federal and state tax credits that in turn lower the Company’s effective tax rate. The Company began to realize the benefits of these tax credits during the nine months ended September 30, 2014. See Note 9 below for further detail regarding the Company’s investments in affordable housing project investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 9. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at September 30, 2014 was $5.0 million recorded in other assets with a corresponding recorded liability in other liabilities of $3.0 million in funding obligations recorded in other liabilities. The Company has invested in three separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately sixteen year period. None of the original investment will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provide a return on the investment between 4.76% and 7.18%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

The following table presents the Company’s original investment in the LIHTC projects accounted for using the proportional amortization method, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2014 and December 31, 2013. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2014 and 2013, the amortization of the investment and the net impact to the Company’s income tax provision for 2014 and 2013:

(Dollars in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
September 30, 2014	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,892	$1,119	$120	$107	$23
WNC Institutional Tax Credit Fund 38, L.P.	1,000	906	364	98	94	24
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,185	1,548	255	315	44
Total – Investments in Qualified Affordable Housing Projects	$5,500	$4,983	$3,031	$473	$516	$91

(Dollars in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2013	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$2,000	$1,858	$30	$-	$6
WNC Institutional Tax Credit Fund 38, L.P.	1,000	1,000	592	49	-	12
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,500	2,346	203	-	35
Total – Investments in Qualified Affordable Housing Projects	$5,500	$5,500	$4,796	$282	$-	$53

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.

(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The Company’s investments in affordable housing projects generated tax credits recorded by the Company of $120 thousand for the quarter ended September 30, 2014 and $0 for the quarter ended September 30, 2013. Additional tax benefits from the operating losses generated by the projects were $38 thousand and $0 for the quarter ended September 30, 2014 and 2013 respectively. The tax credits and benefits were partially offset by the amortization of the principal investment balances of $516 thousand and $0 for the nine months ended September 30, 2014 and 2013 respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table reflects the anticipated net income tax benefit at September 30, 2014 that is expected to be recognized by the Company over the remaining life of the investment:

(Dollars in thousands)	Raymond James California Housing Opportunities	WNC Institutional Tax Credit	Merritt Community Capital Corporation	Total Net Income Tax
Qualified Affordable Housing Projects	Fund II	Fund 38, L.P.	Fund XV, L.P	Benefit
Anticipated net income tax benefit less amortization of investments:
2014	$8	$8	$14	$30
2015	45	35	47	127
2016	45	35	47	127
2017	44	34	45	123
2018 and thereafter	290	177	283	750
Total	$432	$289	$436	$1,157

NOTE 10. FEDERAL FUNDS PURCHASED

At September 30, 2014 and December 31, 2013, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (“FHLB”) totaling $146.6 million at September 30, 2014. The Bank had available lines of credit with the Federal Reserve totaling $19.1 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at September 30, 2014. At September 30, 2014, the lines of credit had interest rates ranging from 0.31% to 1.14%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

The Bank had outstanding secured advances from the FHLB at September 30, 2014 and December 31, 2013 of $75.0 million.

Future contractual maturities of FHLB term advances at September 30, 2014 are as follows:

(Dollars in thousands)
Year	Amount
2015	$75,000
Thereafter	-
Total FHLB advances	$75,000

The maximum amount outstanding from the FHLB under term advances at any month end during the nine months ended September 30, 2014, and the year ended December 31, 2013 was $75.0 million and $135.0 million, respectively. The average balance outstanding on FHLB term advances during the nine months ended September 30, 2014 and year ended December 31, 2013 was $78.4 million and $109.7 million, respectively. The weighted average interest rate on the borrowings at September 30, 2014 and December 31, 2013 was 0.25% and 0.23%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of September 30, 2014, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $6.4 million. Furthermore, the Company has pledged $274.4 million of its commercial and real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of September 30, 2014, the Company held $25.2 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of September 30, 2014.

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

Rent expense for the three months ended September 30, 2014 and 2013 was $142 thousand and $106 thousand, respectively. Rent expense was offset by rent income during the three and nine months ended September 30, 2014, of $3 thousand and $11 thousand, respectively, compared to $4 thousand and $12 thousand, respectively, in the comparable periods of 2013.

The following table sets forth, as of September 30, 2014, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2014	$138
2015	562
2016	576
2017	517
2018	398
Thereafter	1,555
Total	$3,746

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$201,907	$192,351
Standby letters of credit	2,764	4,583
Guaranteed commitments outstanding	1,865	1,871
Total commitments	$206,536	$198,805

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the nine months ended September 30, 2014, and the year ended December 31, 2013. At September 30, 2014 approximately $1.3 million of standby letters of credit expire within one year, and $1.4 thousand expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $696 thousand at September 30, 2014 and December 31, 2013. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the nine months ended September 30, 2014, the Company made no additional provision to the reserve for unfunded commitments. During the nine months ended September 30, 2013, the Company made additional provisions of $200 thousand to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 71% of the Company’s gross loan portfolio at both September 30, 2014 and December 31, 2013. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market during the most recent recession, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2014:

	Unrealized Gains	Unrealized Gains	Accumulated Other
	(Losses) on	(Losses) on	Comprehensive
(Dollars in thousands)	Securities	Derivatives	Income (Loss)
Accumulated other comprehensive loss as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Comprehensive income three months ended March 31, 2014	1,786	(120)	1,666
Comprehensive loss three months ended June 30, 2014	1,115	(1,296)	(181)
Comprehensive income three months ended September 30, 2014	267	162	429
Accumulated other comprehensive loss as of September 30, 2014	$1,359	$(1,837)	$(478)

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2013:

	Unrealized Gains	Unrealized Gains	Accumulated Other
	(Losses) on	(Losses) on	Comprehensive
(Dollars in thousands)	Securities	Derivatives	Income (Loss)
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Comprehensive income three months ended March 31, 2013	219	(37)	182
Comprehensive loss three months ended June 30, 2013	(2,397)	650	(1,747)
Comprehensive loss three months ended September 30, 2013	(2,110)	(150)	(2,260)
Accumulated other comprehensive loss as of September 30, 2013	$(2,099)	$(468)	$(2,567)

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

The IR’s were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month LIBOR rate index. The $3.0 million in cash received from the counterparty reflected gains to be reclassified into earnings. Accordingly, the net gains from this transaction have been reclassified from OCI to earnings as a credit to interest expense and other noninterest income in the same periods during which the hedged forecasted transaction affected earnings.

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

Since March 1, 2012, $814 thousand and $952 thousand of net gains relating to the IR’s were reclassified out of accumulated OCI and netted with other borrowing expense and other noninterest income, respectively. During the three months ended September 30, 2014, the remaining net gains of $13 thousand were reclassified out of accumulated OCI and netted with other borrowing interest expense.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75.0 million in FHLB borrowings whose interest payments were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 thousand loss recognized in other expenses in the Consolidated Statements of Operations, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from OCI to earnings.

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of September 30, 2014. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted interest payment transactions.

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

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $3.1 million as of September 30, 2014. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $4.3 million and an aggregate fair market value of $4.5 million. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral if the instrument were to be settled immediately.

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of September 30, 2014, and December 31, 2013. See Note 15, Fair Values in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives. The contracts are made with a single issuer and include the right of offset however all of the outstanding IR contracts have a liability position as of September 30, 2014 and December 31, 2013.

		Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Balance Sheet	September 30,	December 31,	September 30,	December 31,
Description	Location	2014	2013	2014	2013
Forward starting interest rate swaps (1)	Other liabilities	$-	$-	$1,170	$1,071
Forward starting interest rate swaps (1)	Other liabilities	-	-	1,157	1,134
Forward starting interest rate swaps (1)	Other liabilities	-	-	796	685
Total		$-	$-	$3,123	$2,890

(1) Derivative designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains recorded for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)
	Consolidated Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
Description	Operations Location	2014	2013	2014	2013
Forward starting interest rate swaps (1)	Interest on FHLB borrowings	$22	$150	$283	$450
Forward starting interest rate swaps (1)	Other noninterest income	-	-	1,617	-
Total		$22	$150	$1,900	$450

(1)	Cash flow hedge designation removed. Gains represent tax adjusted amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 15. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2014, and December 31, 2013, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

(Dollars in thousands)	Carrying	Fair Value Measurements Using
September 30, 2014	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$46,423	$46,423	$-	$-	$46,423
Securities available-for-sale	189,379	-	189,379	-	189,379
Securities held-to-maturity	36,888	-	36,816	-	36,816
Portfolio loans, net	639,479	-	-	641,568	641,568
Federal Home Loan Bank Stock	6,432	6,432	-	-	6,432
Financial liabilities
Deposits	$767,520	$-	$767,601	$-	$767,601
Federal Home Loan Bank advances	75,000	-	75,000	-	75,000
Subordinated debenture	15,465	-	8,424	-	8,424
Derivatives	3,123	-	3,123	-	3,123

(Dollars in thousands)	Carrying	Fair Value Measurements Using
December 31, 2013	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$58,515	$58,515	$-	$-	$58,515
Securities available-for-sale	216,640	-	216,640	-	216,640
Securities held-to-maturity	36,696	-	34,025	-	34,025
Portfolio loans, net	584,126	-	-	591,315	591,315
Promissory note due from the former mortgage subsidiary	2,607	-	-	2,607	2,607
Federal Home Loan Bank Stock	4,531	4,531	-	-	4,531
Financial liabilities
Deposits	$746,293	$-	$746,332	$-	$746,332
Federal Home Loan Bank advances	75,000	-	75,000	-	75,000
Subordinated debenture	15,465	-	8,754	-	8,754
Derivatives	2,890	-	2,890	-	2,890

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At September 30, 2014, future cash flows were discounted at 6.23%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value at September 30, 2014
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$7,825	$-	$7,825	$-
Obligations of states and political subdivisions	57,161	-	57,161	-
Residential mortgage backed securities and collateralized mortgage obligations	46,498	-	46,498	-
Corporate securities	39,717	-	39,717	-
Commercial mortgage backed securities	11,100	-	11,100	-
Other investment securities (1)	27,078	-	27,078	-
Total assets measured at fair value	$189,379	$-	$189,379	$-
Derivatives – forward starting interest rate swap	$3,123	$-	$3,123	$-
Total liabilities measured at fair value	$3,123	$-	$3,123	$-

(Dollars in thousands)	Fair Value at December 31, 2013
Recurring basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,264	$-	$6,264	$-
Obligations of states and political subdivisions	59,209	-	59,209	-
Residential mortgage backed securities and collateralized mortgage obligations	62,991	-	62,991	-
Corporate securities	48,230	-	48,230	-
Commercial mortgage backed securities	10,472	-	10,472	-
Other investment securities (1)	29,474	-	29,474	-
Total assets measured at fair value	$216,640	$-	$216,640	$-
Derivatives – forward starting interest rate swap	$2,890	$-	$2,890	$-
Total liabilities measured at fair value	$2,890	$-	$2,890	$-

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and SBA pool securities.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the nine months ended September 30, 2014 and three months ended September 30, 2014 and no transfers in or out of level 3 during the nine months ended September 30, 2014 and three months ended September 30, 2014. The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the nine months ended September 30, 2013. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period for which it was designated as a Level 3 fair value measure.

								Net change in
								unrealized
								gains or
								(losses)
			Change	Purchases				relating to
	Beginning	Transfers	included in	and	Sales and	Transfers	Ending	items held at
(Dollars in thousands)	balance	into Level 3	earnings	issuances	settlements	out	balance	end of period
Nine Months Ended
September 30, 2013
Obligations of states and political subdivisions	$1,131	$-	$-	$-	$-	$(1,131)	$-	$-
Mortgage backed securities	$13,747	$-	$-	$-	$(749)	$(12,998)	$-	$-

During the nine months ended September 30, 2013, the Company transferred $1.1 million and $13.0 million in municipal bonds and non-agency mortgage backed securities from Level 3 to Level 2, the Company determined the fair values of these securities were derived from observable inputs.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities at September 30, 2014 and December 31, 2013 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Dollars in thousands)	Fair Value at September 30, 2014
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$12,550	$-	$-	$12,550
Total assets measured at fair value	$12,550	$-	$-	$12,550

(Dollars in thousands)	Fair Value at December 31, 2013
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,317	$-	$-	$2,317
Other real estate owned	913	-	-	913
Total assets measured at fair value	$3,230	$-	$-	$3,230

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Collateral dependent impaired loans	$-	$95	$4,988	$486
Total	$-	$95	$4,988	$486

For the nine months ended September 30, 2014:

●     Collateral dependent impaired loans with a carrying amount of $17.5 million were written down to their fair value of $12.6 million resulting in a $5.0 million adjustment to the ALLL.

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

NOTE 16. PURCHASE OF FINANCIAL ASSETS

On September 23, 2014, the Company agreed to purchase $18.1 million of owner-occupied commercial real estate loans secured by first deeds of trust originated under the SBA 504 loan program. The loans will be serviced by the Company and were purchased without recourse. As of September 30, 2014 the Company has purchased a total par value of $18.1 million in loans with accrued interest at the settlement date of $77 thousand at a net premium of $377 thousand in exchange for a cash payment of $18.5 million. The Company initially measured the acquired loan portfolio at fair value of $18.1 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

On May 12, 2014, the Company agreed to purchase $40 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4 million per month up to a maximum par value of $40 million. As of September 30, 2014 the Company has recorded a total par value of $17.6 million in loans at a net discount of $714 thousand in exchange for cash payments totaling $16.9 million. The Company initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

On February 27, 2014, the Company completed a loan purchase transaction which included the purchase of a pool of residential solar panel loans secured by UCC filing with a par value of $12.9 million. The solar panel loans portfolio (“portfolio”) was purchased from an unrelated bank in exchange for cash of $12.7 million. The loans and the related servicing were purchased without recourse. The Company initially measured the acquired loan portfolio at fair value of $12.7 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses (“ALLL”) and provision for loan losses, our commercial real estate portfolio and subsequent charge offs, among others. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (“SEC”), and the following factors that might cause actual results to differ materially from those presented:

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

●     Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth

●     Our ability to recruit and maintain key management staff

●     Our ability to raise capital and incur debt on reasonable terms

●     Regulatory limits on the Bank’s ability to pay dividends to the Company

●     The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company’s ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions

●     The impact of the Dodd-Frank Act on the Company’s interchange fee revenue, interest expense, FDIC deposit insurance assessments and regulatory compliance expense

●     Continued consolidation in the financial services industry resulting in larger financial institutions that may have greater resources could change the competitive landscape

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2013 to September 30, 2014. Also discussed are significant trends and changes in the Company’s results of operations for the nine months ended September 30, 2014, compared to the same period in 2013. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “We,” or “Us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Our principal business is to serve as a holding company for Redding Bank of Commerce (“Bank”), which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). We also have two unconsolidated subsidiaries, Bank of Commerce Holdings Trust and Bank of Commerce Holdings Trust II, which were organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business banking. We provide a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size in California.

Our principal executive offices are located at 1901 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.

Executive Overview

Significant items for the nine months ended September 30, 2014 were as follows:

Financial Position

Total consolidated assets were $977.8 million as of September 30, 2014, compared to $956.3 million as of December 31, 2013. Cash from increased deposits and sales of available for sale investment securities was used to, purchase $49.3 million in consumer and SBA loan pools, fund $9.2 million in loan origination net of repayment, $5.0 million of BOLI and repurchase $4.6 million of Company common stock.

Capital

●     The Company repurchased 700,000 common shares at a weighted average cost of $6.52 per share, pursuant to the Company’s publicly announced stock repurchase plan.

●     The Company paid preferred stock cash dividends of $150 thousand compared to $150 thousand during the same period in 2013.

●     The Company declared a regular cash dividend of $0.03 for each of the quarters ended September 30, 2014, June30, 2014 and March 31, 3014.

●     The Company concluded the remaining hedged forecasted FHLB advances associated with the final two legs of the forward starting interest rate swap contracts (“IR”) were no longer probable. As a result, the Company reclassified $1.6 million from other comprehensive income (“OCI”) and deferred tax liability to earnings, which are included in other noninterest income in the Consolidated Statement of Operations.

Financial Performance

Net income available to common shareholders was $3.9 million for the nine months ended September 30, 2014, compared with $5.7 million for the same period a year ago. The decrease in net income available to common shareholders in the current quarter was attributable to the following:

●     Net interest margin, on a tax equivalent basis, was 3.64% for the nine months ended September 30, 2014 compared to 3.86% at December 31, 2013, and 3.84% for the nine months ended September 30, 2013.

●     Provision for loan loss was increased $750 thousand to$1.1 million compared to $300 thousand for the same period a year ago.

●     Securities gains decreased $304 thousand to $32 thousand compared to $336 for the same period a year ago.

Credit Quality

●     Nonperforming assets decreased $6.2 million to $24.9 million, or 2.54% of total assets, as of September 30, 2014, compared to $30.7 million, or 3.21% of total assets as of December 31, 2013.

●     Nonperforming loans decreased $5.3 million to $24.5 million, or 3.77% of total loans, as of September 30, 2014, compared to $29.8 million, or 4.98% of total loans as of December 31, 2013.

●     Net charge offs were $6.3 million compared to net recoveries of $311 thousand during the same period a year ago.

●     The ALLL balance was $10.4 million as of September 30, 2014 compared to $14.2 as of December 31, 2013. The ratio of ALLL to total loans was 1.6% at September 30, 2014, compared to 2.4% at December 31, 2013.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2013 filed with the SEC on March 11, 2014. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation of Investments and Impairment of Securities

At the time of purchase, the Company designates the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. The Company does not engage in trading activity. Securities designated as held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income OCI (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

When an investment is other-than-temporarily impaired, the Company assesses whether it intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses.

If the Company intends to sell the security or if it more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of other than temporary impairment (“OTTI”) is recognized in earnings.

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

All of the Company's outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated OCI. Amounts in accumulated OCI are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Types of derivative transactions currently recorded by the Company as of September 30, 2014:

●     Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in OCI and subsequently reclassified to earnings when earnings are realized on the hedged item. At September 30, 2014, the Company maintained a notional amount of $75.0 million in forward starting interest rate swap agreements which were in an aggregate unrealized loss position of $3.4 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a nonrecurring basis, such as certain impaired loans held for investment, and (“OREO”). These nonrecurring fair value adjustments typically involve write-downs of individual assets due to application of lower of cost or market accounting.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders was $3.9 million during the nine months ended September 30, 2014 compared to net income of $5.7 million during the same period a year ago. The decrease was principally attributable to the following;

●     Decreased net interest income primarily as a result of decreased yields in the loan portfolio and increased interest expense on FHLB borrowings.

●     Decreased gains recognized on sale of securities; the Company recorded loss of $252 thousand on the sale of investment securities as part of a strategy for repositioning of the portfolio to reduce interest rate risk.

●     The negotiated settlement of the note receivable from our former mortgage subsidiary, (the “Note”) which resulted in a loss of $1.4 million recorded in other expenses during the quarter ended June 30, 2014.

●     Increased other noninterest expense driven by an increase in the number of employees, costs related to the addition of a new SBA Lending Department and further impairment on an OREO property that was subsequently sold.

The decrease in net income available to common shareholders was partially offset by $1.6 million in gains reclassified from OCI to earnings based on the determination that the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. The decrease in income before provision for income taxes resulted in a decrease in the provision for income taxes of $2.0 million for the nine months ended September 30, 2014

Diluted Earnings Per Share (“EPS”) were $ 0.29 for the nine months ended September 30, 2014 compared with $0.37 for the same period a year ago. The decrease in diluted EPS compared to the same period a year ago, primarily resulted from decreased net income, partially offset by a decrease in weighted average shares resulting from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the quarter ended September 30, 2014. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and the overall dividend pay-out ratio.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the three months ended September 30, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document. Our return on average common shareholders' equity is positively impacted by lower average common shareholder equity.

	September 30, 2014	September 30, 2013
Returns on average assets:
Net income	0.55%	0.81%
Income available to common shareholders	0.53%	0.79%
Returns on average total equity:
Net income	5.29%	7.25%
Income available to common shareholders	5.09%	7.06%
Return on average common shareholders’ equity:
Net income	6.57%	8.90%
Income available to common shareholders	6.33%	8.67%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the nine months ended September 30, 2014 was $24.3 million compared to $25.3 million during the same period a year ago.

Interest income for the nine months ended September 30, 2014 was $27.2 million, a decrease of $796 thousand or 3% compared to the same period a year ago. The decrease in interest income during the nine months of 2014 compared to the same period a year ago was primarily driven by decreased yields in the loan portfolio and decreased volume in the investment securities portfolio, partially offset by increased volume in the loan portfolio and increased yield of investment securities. Decreases in loan portfolio yield resulted in a $1.5 million decrease in loan interest income partially offset by an increase of $653 thousand in loan interest income due to increased loan portfolio volume.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income recognized from the investment securities portfolio increased $67 thousand during the nine months ended September 30, 2014 compared to the same period a year ago. The increase in investment securities interest income was primarily attributable to increased yields, partially offset by decreased volume. Average securities balances and weighted average tax equivalent yields at September 30, 2014 and 2013 were $234.8 million and 3.48% compared to $250.8 million and 3.24%, respectively.

Interest expense for the nine months ended September 30, 2014 was $2.9 million, an increase of $182 thousand or 7% compared to the same period a year ago. During the second quarter the Company concluded the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. Accordingly, the remaining gains recorded in OCI relating to the final two legs of the IR’s were immediately recognized in earnings and are no longer being reclassified from OCI to earnings as a credit to interest expense. During the nine months ended September 30, 2014, the Company continued to benefit from the re-pricing of deposits, partially offset by increased deposit volume.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.64% for the nine months ended September 30, 2014, a decrease of 20 basis points as compared to the same period a year ago. The decrease in net interest margin primarily resulted from a 18 basis point decline in tax equivalent yield on average earning assets and a 2 basis point increase in interest expense to average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining net interest margins in the foreseeable future will be challenging. Accordingly, management will continue to pursue organic loan growth, wholesale loan purchases, and actively manage the investment securities portfolio within our accepted risk tolerance to maximize yield on earning assets.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the nine months ended September 30, 2014 and 2013:

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average			Average
(Dollars in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Portfolio loans (1)	$629,879	$21,632	4.58%	$619,188	$22,486	4.84%
Tax-exempt securities (2)	84,560	2,903	4.58%	93,388	2,958	4.22%
Taxable securities	150,216	3,223	2.86%	157,429	3,128	2.65%
Interest bearing due from banks	63,036	393	0.83%	41,991	394	1.25%
Average Earning Assets	927,691	$28,151	4.05%	911,996	$28,966	4.23%
Cash & due from banks	10,907			10,330
Bank premises	11,984			10,175
Other assets	36,333			27,145
Average Total Assets	$986,915			$959,646

Interest bearing demand	$269,832	$362	0.18%	$239,308	$364	0.20%
Savings deposits	91,484	173	0.25%	92,351	194	0.28%
Certificates of deposit	260,986	1,985	1.01%	248,825	1,990	1.07%
Repurchase agreements	-	-	-%	7,728	6	0.10%
Other borrowings	93,853	333	0.47%	137,886	117	0.11%
Average Interest Liabilities	$716,155	$2,853	0.53%	$726,098	$2,671	0.49%
Noninterest bearing demand	136,082			117,830
Other liabilities	32,723			8,140
Shareholders’ equity	101,955			107,578
Average Liabilities and Shareholders’ Equity	$986,915			$959,646
Net Interest Income and Net Interest Margin		$25,298	3.64%		$26,295	3.84%

Interest income on loans includes fee expense of approximately $(242) thousand and $(224) thousand for the nine months ended September 30, 2014 and 2013, respectively.

(1)	Average nonaccrual loans of $27.1 million and $38.9 million for the nine months ended September 30, 2014 and 2013 are included, respectively.
(2)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $987 thousand and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2014 and September 30, 2013. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	September 30, 2014 over September 30, 2013
	Variance due to	Variance due to
(Dollars in thousands)	Average Volume	Average Rate	Total
(Decrease) Increase
Interest Income:
Portfolio loans	$653	$(1,507)	$(854)
Tax-exempt securities (1)	(539)	484	(55)
Taxable securities	(275)	370	95
Interest bearing due from banks	233	(234)	(1)
Total Increase (Decrease)	72	(887)	(815)

Increase (Decrease)
Interest Expense:
Interest bearing demand	73	(75)	(2)
Savings accounts	(3)	(18)	(21)
Certificates of deposit	164	(169)	(5)
Repurchase agreements	-	(6)	(6)
Other borrowings	(54)	270	216
Total Increase (Decrease)	180	2	182
Net Increase (Decrease)	$(109)	$(889)	$(997)

(1)	Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2014 was $3.2 million, an increase of $348 thousand, or 12%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$50	$46	$4	9%	$135	$146	$(11)	(8)%
Payroll and benefit processing fees	127	113	14	12%	371	355	16	5%
Earnings on cash surrender value – BOLI	171	133	38	29%	459	401	58	14%
Gain (loss) on investment securities, net	32	336	(304)	(90)%	(252)	931	(1,183)	(127)%
Merchant credit card service income, net	25	33	(8)	(24)%	80	98	(18)	(18)%
Other income	266	313	(47)	(15)%	2,378	892	1,486	167%
Total noninterest income	$671	$974	$(303)	(31)%	$3,171	$2,823	$348	12%

Gains on the sale of investment securities decreased $304 thousand to $32 thousand for the three months ended September 30, 2014, compared to $336 thousand for the same period a year ago. During the three months ended September 30, 2014, the Company purchased thirteen securities with weighted average yields of 2.26%. During the same period the Company sold seventeen securities with weighted average yields 2.56%. During the first nine months of 2014, the Company purchased fifty-two securities with a weighted average yield of 2.77%, and sold seventy-nine securities with a weighted average yield of 2.31%. Generally, securities purchased had relatively short durations with solid credit quality.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The major components of other income are fees earned on ATM transactions, mortgage fee income, online banking services, wire transfers, and FHLB dividends. The increase in current year compared to the same period a year ago is primarily driven by $1.6 million in gains recorded in other income during the quarter ended June 30, 2014, as a result of the Company’s determination that the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. Changes in the other components of other income are a result of normal operating activities. See Note 14, Derivatives in the Notes to Unaudited Consolidated Financial Statements for additional detail on the Company’s hedged transactions.

NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 2014 was $19.9 million, an increase of $3.4 million or 20% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Dollars in thousands)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Noninterest expense:
Salaries & related benefits	$3,474	$2,865	$609	21%	$10,513	$8,863	$1,650	19%
Occupancy & equipment expense	749	549	200	36%	2,069	1,651	418	25%
Write down of OREO	-	-	-	-%	290	-	290	100%
FDIC insurance premium	204	202	2	1%	584	535	49	9%
Data processing fees	217	127	90	71%	629	397	232	58%
Professional service fees	309	364	(55)	(15)%	911	926	(15)	(2)%
Deferred compensation expense	115	58	57	98%	345	58	287	495%
Other expenses	964	1,772	(808)	(46)%	4,586	4,118	468	11%
Total noninterest expense	$6,032	$5,937	$95	2%	$19,927	$16,548	$3,379	20%

Salaries and related benefits expense for the three and nine months ended September 30, 2014 were $3.5 million and 10.5 million, an increase of $609 thousand or 21% and $1.7 million or 19% compared to the same periods a year ago, respectively. The increase in salaries and related benefits was primarily driven by an increase in the number of employees including the addition of a new SBA Lending Department, increased Supplemental Executive Retirement Plan (“SERP”) costs, increased health insurance costs and an increase in contributions to the Company’s employee profit sharing plan.

Occupancy and equipment expenses increased $200 thousand and $418 thousand for the three and nine months ended September 30, 2014, respectively, compared to the same periods a year ago. The increase in occupancy and equipment expenses is due to increased rent expenses, furniture fixture, and equipment costs related to the expansion of the Sacramento Bank of Commerce branch and remodel of the Churn Creek branch.

Data processing expense for the three and nine months ended September 30, 2014 was $217 thousand and $629 thousand respectively an increase of $90 thousand or 71% and $232 thousand or 58% compared to the same periods a year ago. The increases in data processing expense compared to the same periods a year ago is primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems, and expects to realize continued increased costs in these expenses for the foreseeable future.

Deferred compensation expense was $115 thousand and $345 thousand for the three and nine months ended September 30, 2014 respectively, compared to $58 thousand for the same periods a year ago. During June of the prior period, the Company’s board of directors approved a revision to SERP resulting in a reduction in accrued deferred compensation expenses of $357 thousand. For disclosure purposes, in the table above and in the Consolidated Statement of Operations, the benefit in deferred compensation expense is included in the line item other expenses.

Other expenses for the three and nine months ended September 30, 2014 were $964 thousand and $4.6 million, an decrease of $808 thousand and increase of $468 thousand respectively, compared to the same periods a year ago. The decrease in other expenses for the three months ended September 30, 2014 is primarily due to a $503 thousand loss recognized in other expenses during the three months ended September 30, 2013, resulting from the discontinued the hedge treatment associated with an interest rate swap. The increase in other expenses for the nine months ended September 30, 2014 was primarily due to the negotiated settlement of the Note from the former mortgage subsidiary which resulted in a pretax loss recorded in other expenses of $1.4 million during the period ended June 30, 2014. The increase in other expenses for the nine months ended September 30, 2014 are partially offset by a decrease in the amount of off balance sheet provision of $200 thousand, and a decrease in OREO expenses of $115 thousand.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects the Company's tax provision and the related effective tax rate for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Income tax provision	$264	$1,431	$1,011	$2,966
Effective tax rate	17%	44%	20%	34%

The Company’s effective income tax rate was 17% and 44% three months ended September 30, 2014 and 2013 respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from Low Income Housing Tax Credits (“LIHTC”). The Company’s effective tax rate is derived from income tax expense divided by income before provision for income taxes.

The decrease in the effective tax rate for the three and nine months ended September 30, 2014 was driven by increased investments in Qualified Affordable Housing Projects The Company made investments in Qualified Affordable Housing Projects during 2013, which generated low income housing tax credit and benefits net of Investment amortization of $91 thousand and $0 for the year ended September 30, 2014 and 2013 respectively. See Note 9. “Qualified Affordable Housing Project Investments” in the Notes to the Unaudited Consolidated Financial Statements in this document for a discussion on LIHTC. Additionally, in the prior year the provision for income tax included the correction of an under-accrual of taxes that resulted from incorrectly accounting for the book tax timing differences relating to the sale of the Company’s former mortgage subsidiary. As a result, the Company recognized additional income tax, interest and penalties expense totaling $429 thousand, relating to 2012 tax year during the three months ended September 30, 2013.

FINANCIAL CONDITION

BALANCE SHEET

As of September 30, 2014, the Company had total consolidated assets of $977.8 million, total net portfolio loans of $639.5 million, an ALLL of $10.4 million, deposits outstanding of $767.5 million, and stockholders’ equity of $102.0 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of September 30, 2014, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $31.2 million. The Company also held certificates of deposits with other financial institutions in the amount of $15.3 million.

Available-for-sale investment securities totaled $189.4 million at September 30, 2014, compared with $216.6 million at December 31, 2013. The Company’s available-for-sale investment portfolio is currently being utilized as a secondary source of liquidity to fund other higher yielding asset opportunities, such as commercial and commercial real estate loan originations and wholesale loan purchases. During the first nine months of 2014, the Company purchased fifty-two securities with a par value of $62.4 million, weighted average yield of 2.77%, and weighted average duration of 4.37. During the first nine months of 2014 the Company sold seventy-nine securities with a par value of $78.8 million and a weighted average yield of 2.31%. The net sales activity resulted in $252 thousand realized loss.

The Company’s purchases continue to focus on moderate term maturity securities such as shorter term mortgage-backed securities and moderate term tax exempt municipal bonds which allow the company to take advantage of the steepness of the yield curve to moderate the Company’s exposure to rising interest rates, while still providing an acceptable yield. Sales were focused on longer term municipal and corporate bonds, as well as mortgage-backed and asset-backed securities with extended cash flows or with a high probability of cash flows extending as interest rates increase.

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

At September 30, 2014, the Company’s net unrealized gain on available-for-sale securities were $1.8 million, compared with $3.7 million net unrealized losses at December 31, 2013. The favorable change in net unrealized losses was primarily due to increases in the fair values of the Company’s municipal bond, mortgage backed securities and corporate bond, portfolios. The increases in the fair values of the Company’s investment securities portfolio were primarily driven by the narrowing of market spreads and changes in market interest rates.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall, the net portfolio loan balance increased during the first nine months of 2014. The Company recorded net portfolio loans of $639.5 million at September 30, 2014, compared with $584.1 million at December 31, 2013, an increase of $55.4 million, or 9%. The increase in net portfolio loans was primarily attributable commercial real estate loan originations and $44.2 million in consumer and SBA loans associated with the purchase of three loan pools. See Note 16, Transfer of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company made $ 2.5 million additional provision for loan losses during the first nine months of 2014, compared with $2.8 million during the same period a year ago. The Company’s ALLL as a percentage of portfolio loans was 1.60% as of September 30, 2014 compared with 2.37% as of December 31, 2013 and 2.28%, as of September 30, 2013.

Net charge offs were $6.3 million during the first nine months of 2014, compared with net charge offs of $310 thousand during the same period a year ago. The charge offs in the current year were primarily focused in three separate relationships. The first included $3.4 million in chargeoffs of Commercial and Industrial loans. The second included $1.4 million in charge offs of Commercial Real Estate and Farmland loans and the third included $1.0 Commercial Real Estate loans. The loans charged off for these three relationships were collateral dependent loans that were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014.

Despite the charge offs related to these three loans, during the first nine months of 2014 the trend in asset quality of the Bank’s loan portfolio improved relative to fiscal years 2013 and 2012. Management is cautiously optimistic that given continuing improvements in local and national economic conditions, the Company’s impaired assets will continue to trend down. However, the commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values and the effects of relatively high unemployment levels in our local markets. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At September 30, 2014, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $5.3 million to $24.5 million, or 3.77% of total loans, as of September 30, 2014, compared to $29.8 million, or 4.98% of total loans as of December 31, 2013. Past due loans as of September 30, 2014 increased to $15.9 million, compared to $6.9 million as of December 31, 2013. The increase in past due loans was primarily attributable to increases in the past due commercial and commercial real estate portfolios related to one relationship that was included in nonaccrual loan balances at December 31, 2013 and September 30, 2014. The increase in past due loans was partially offset by decreases in past due loans in the residential loan portfolio. Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

The Company’s OREO balance at September 30, 2014 was $393 thousand compared to $913 thousand at December 31, 2013. During the third quarter of 2014, the sale of one commercial property and two properties from the ITIN portfolio were partially offset by the addition of two ITIN portfolio properties. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions.

Total deposits as of September 30, 2014 were $767.5 million compared to $746.3 million at December 31, 2013, an increase of $21.2 million. During the first nine months of 2014, increases in noninterest bearing demand and certificate of deposit accounts were partially offset by decreases in interest bearing demand.

Brokered certificates of deposits totaled $13.5 million at September 30, 2014, and were structured with both fixed rate terms and adjustable rate terms and had remaining maturities ranging from less than one year to 5.75 years. Furthermore, brokered certificates of deposits with adjustable rate terms were structured with call features allowing the Company to call the certificate should interest rates move in an unfavorable direction. These call features are generally exercisable within six to twelve months of issuance date and quarterly thereafter.

On March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding shares over a twelve-month period. The stock repurchase plan authorizes the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Company repurchased 700,000 common shares during the nine months ended September 30, 2014. The shares were retired subsequent to purchase. The decrease in weighted average shares from the stock repurchases positively contributed to earnings per common share, and return on common equity.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Available-for-sale investment securities totaled $189.4 million at September 30, 2014, compared with $216.6 million at December 31, 2013. Purchases of available-for-sale securities of $64.2 million were offset by sales of $82.1 million, pay downs of $11.3 million, amortization of net purchase price premiums of $1.8 million, and an increase in fair value of $5.5 million. During the first nine months of 2014, the Company purchased fifty-one available for sale securities and sold eighty-one securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for the bank’s local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $36.9 million at September 30, 2014, compared with $36.7 million at December 31, 2013. During the nine months ended September 30, 2014, purchases of $244 thousand of held-to-maturity securities were offset by $134 thousand net discount accretion and $187 thousand of calls and maturities.

The following table presents the investment securities portfolio by classification and major type as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Available-for-sale securities (1)
U.S. government & agencies	$7,825	$6,264
Obligations of state and political subdivisions	57,161	59,209
Residential mortgage backed securities and collateralized mortgage obligations	46,498	62,991
Corporate securities	39,717	48,230
Commercial mortgage backed securities	11,100	10,472
Other asset backed securities	27,078	29,474
Total	$189,379	$216,640
Held-to-maturity securities (1)
Obligations of state and political subdivisions	$36,888	$36,696

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at September 30, 2014:

			Over One through		Over Five through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$-	-%	$5,411	2.96%	$2,430	2.49%	$-	-%	$7,841	2.81%
Obligations of state and political subdivisions	-	-%	4,876	2.87%	15,315	3.17%	35,376	2.78%	55,567	2.90%
Mortgage backed securities and collateralized mortgage obligations	205	5.89%	26,305	2.96%	19,232	2.68%	648	4.03%	46,390	2.87%
Corporate securities	1,011	3.27%	17,221	2.74%	19,675	3.00%	1,616	2.48%	39,523	2.87%
Commercial mortgage backed securities	-	-%	-	-%	1,125	2.06%	10,110	3.16%	11,235	3.05%
Other asset backed securities	-	-%	-	-%	693	1.86%	26,346	2.68%	27,039	2.66%
Total	$1,216	3.71%	$53,813	2.88%	$58,470	2.88%	$74,096	2.80%	$187,595	2.86%
Held-to-maturity securities
Obligations of state and political subdivisions	$367	1.50%	$1,482	3.38%	$15,368	3.04%	$19,671	3.06%	$36,888	3.01%

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

Overall, the net portfolio loan balance increased during the first nine months of 2014. The Company recorded net portfolio loans of $639.5 million at September 30, 2014, compared with $584.1 million at December 31, 2013, an increase of 55.4 million, or 9%. The increase in net portfolio loans was primarily attributable wholesale purchase activity and organic loan originations during the nine months ended September, 30 2014. See Note 16, Transfer of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchased loans.

The following table presents the composition of the loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30,	% of gross	December 31,	% of gross
(Dollars in thousands)	2014	portfolio loans	2013	portfolio loans
Commercial	$160,024	25%	$170,429	29%
Real estate – construction loans	25,579	4%	18,545	3%
Real estate – commercial (investor)	216,204	33%	205,384	34%
Real estate – commercial (owner occupied)	105,889	16%	83,976	14%
Real estate – ITIN loans	53,805	8%	56,101	9%
Real estate – mortgage	13,779	2%	14,590	2%
Real estate – equity lines	45,050	8%	45,462	8%
Consumer	28,998	4%	3,472	1%
Other	367	-%	36	-%
Gross portfolio loans	$649,695	100%	$597,995	100%
Less:
Deferred loan fees, net	(184)		(303)
Allowance for loan losses	10,400		14,172
Net portfolio loans	$639,479		$584,126

The following table provides a breakdown of the Company’s real estate construction portfolio as of September 30, 2014:

(Dollars in thousands)
Loan Type	Balance	% of total
Commercial lots	$5,347	21%
Commercial real estate – construction	14,928	58%
1-4 family subdivision loans	2,971	12%
1-4 family individual residential lots	2,056	8%
1-4 family construction speculative	277	1%
Total real estate-construction	$25,579	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of September 30, 2014, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

		After One
	Within One	Through	After Five
(Dollars in thousands)	Year	Five Years	Years	Total
Commercial	$69,562	$51,438	$39,024	$160,024
Real estate - construction loans	8,890	10,120	6,569	25,579
Real estate - commercial (investor)	20,703	37,020	158,481	216,204
Real estate - commercial (owner occupied)	3,079	23,646	79,164	105,889
Real estate - ITIN loans	-	-	53,805	53,805
Real estate - mortgage	310	1,614	11,855	13,779
Real estate - equity lines	1,640	3,856	39,554	45,050
Consumer	18,574	1,060	9,364	28,998
Other	-	367	-	367
Gross portfolio loans	$122,758	$129,121	$397,816	$649,695
Loans due after one year with:
Fixed rates		$60,015	$102,676	$162,691
Variable rates		69,106	295,140	364,246
Total		$129,121	$397,816	$526,937

Loans with unique credit characteristics

On April 17, 2009, the Company transferred certain nonperforming loans, without recourse, and cash in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense. As of September 30, 2014, and December 31, 2013, the specific ITIN ALLL allocation represented approximately 1.97% and 1.30% of the total outstanding principal, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio continues to be impacted by the repercussions from the recent economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $24.5 million or 3.77% of total portfolio loans as of September 30, 2014, as compared to $29.8 million, or 4.98% of total loans, at December 31, 2013. Nonperforming assets, which include nonperforming loans and foreclosed real estate (“OREO”), totaled $24.9 million, or 2.54% of total assets as of September 30, 2014, compared with $30.7 million, or 3.21% of total assets as of December 31, 2013. Nonperforming loans decreased $5.3 million during the nine months ended September 30, 2014. The Company recorded additional provision expense of $2.5 million during the nine months ended September 30, 2014.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. OREO at September 30, 2014 totaled $393 thousand and consisted of four properties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our nonperforming assets as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30,	December 31,
Nonperforming assets	2014	2013
Commercial	$7,065	$6,527
Total real estate construction	7,065	6,527
Real estate mortgage
ITIN 1-4 family loan pool	5,281	6,895
1-4 family, closed end 1st lien	2,157	1,322
1-4 family revolving	89	513
Total real estate mortgage	7,527	8,730

Commercial real estate	9,896	14,539
Consumer	-	-
Total nonaccrual loans	24,488	29,796
90 days past due and still accruing	-	-
Total nonperforming loans	24,488	29,796
Other real estate owned	393	913
Total nonperforming assets	$24,881	$30,709
Nonperforming loans to total loans	3.77%	4.98%
Nonperforming assets to total assets	2.54%	3.21%

As of September 30, 2014, nonperforming assets of $24.9 million have been written down by 24%, or $5.9 million, from their original balance of $37.9 million.

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

Loans are reported as troubled debt restructurings (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of September 30, 2014, the Company had $25.7 million in TDRs compared to $33.4 million as of December 31, 2013. As of September 30, 2014, the Company had one hundred eighteen restructured loans that qualified as TDRs, of which one hundred were performing according to their restructured terms. TDRs represented 3.95% of gross portfolio loans as of September 30, 2014, compared with 5.59% at December 31, 2013.

At September 30, 2014 and December 31, 2013, impaired loans of $9.1 million and $8.8 million were classified as accruing TDRs, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2014. As of September 30, 2014, there were $8.1 million of ITINs which were classified as TDRs, of which $2.9 million were on nonaccrual status.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30,	December 31,
Troubled debt restructurings	2014	2013
Accruing troubled debt restructurings
Commercial	$1,585	$63
Commercial real estate:
Other	1,707	3,864
Residential:
1-4 family	5,222	4,303
Home equities	584	598
Total accruing troubled debt restructurings	$9,098	$8,828
Nonaccruing troubled debt restructurings
Commercial	$3,830	$6,458
Commercial real estate:
Other	9,598	14,024
Residential:
1-4 family	3,128	4,114
Total nonaccruing troubled debt restructurings	$16,556	$24,596
Total troubled debt restructurings
Commercial	$5,415	$6,521
Commercial real estate:
Other	11,305	17,888
Residential:
1-4 family	8,350	8,417
Home equities	584	598
Total troubled debt restructurings	$25,654	$33,424
Percentage of gross portfolio loans	3.95%	5.59%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at September 30, 2014 decreased $3.8 million to $10.4 million compared to $14.2 million at December 31, 2013. The Company recorded net chargeoffs of $6.3 million for the nine months ended September 30, 2014 compared to net recoveries of $319 thousand for the year ended December 31, 2013 and net charge-offs of $311 thousand for the same period a year ago. During the first nine months of 2013, the Company made additional provisions for loan losses of $2.5 million compared to provision expense of $2.8 million during the same period a year ago.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves at September 30, 2014, December 31, 2013 and September 30, 2013

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Beginning balance allowance for loan losses	$14,172	$11,103	$11,103
Provision for loan loss charged to expense	2,500	2,750	2,750
Loans charged off	(6,944)	(2,770)	(1,954)
Loan loss recoveries	672	3,089	1,643
Ending balance allowance for loan losses	$10,400	$14,172	$13,542

Gross portfolio loans outstanding at period end	$649,695	$597,995	$594,562
Ratio of allowance for loan losses to total loans	1.60%	2.37%	2.28%
Nonaccrual loans at period end:
Commercial	$7,065	$6,527	$7,501
Commercial real estate	9,896	14,539	16,895
Residential real estate	7,438	8,217	10,953
Home equity	89	513	517
Consumer	-	-	-
Total nonaccrual loans	$24,488	$29,796	$35,866
Accruing troubled-debt restructured loans
Commercial	$1,585	$63	$65
Commercial real estate	1,707	3,864	1,742
Residential real estate	5,222	4,303	2,996
Home equity	584	598	604
Total accruing restructured loans	$9,098	$8,828	$5,407

All other accruing impaired loans	757	3,517	4,190
Total impaired loans	$34,343	$42,141	$45,463
Allowance for loan losses to nonaccrual loans at period end	42.47%	47.56%	37.76%
Nonaccrual loans to total loans	3.77%	4.98%	6.03%

As of September 30, 2014, impaired loans totaled $34.3 million, of which $24.5 million were in nonaccrual status. Of the total impaired loans, $10.7 million or one hundred thirty were ITIN loans with an average balance of approximately $82 thousand. The remaining impaired loans consist of sixteen commercial loans, ten commercial real estate loans, seven residential mortgages and sixteen home equity loans.

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

At September 30, 2014, impaired loans had a corresponding valuation allowance of $1.2 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2013, the total recorded investment in impaired loans was $42.1 million, with a corresponding valuation allowance of $5.0 million.

The Company realized net charge offs of $6.3 million for the nine months ended September 30, 2014 compared with net recoveries of $319 thousand in the prior year end and net charge offs of $311 thousand in the same period a year ago. Management does not feel that the increase in net charge offs in the current year is indicative of a trend as the increase in net charge offs and the decrease in the ALLL allocation is primarily due to chargeoffs related to three significant borrowing relationships. The first relationship included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. The third included $1.0 million in chargeoffs for three Commercial Real Estate loans. The loans charged off for these three relationships were collateral dependent loans that were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014.. Management has individually evaluated each impaired loan and believes that the remaining loan portfolio including past due loans is properly risk graded and that the reserve level and allocations are appropriate at September 30, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels in our local markets, and overall sluggish economic conditions. Although past due loans as of September 30, 2014 increased to $15.9 million, compared to $6.9 million as of December 31, 2013, overall credit quality improved as nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $5.3 million during the same period. The increase in past due loans was primarily due to increases in the past due commercial and commercial real estate portfolios related to one relationship which was included in the nonaccrual loan balances at December 31, 2013 and September 30, 2014. The increase in past due loans was partially offset by decreases in the past due residential loan portfolio during the nine months ended September 30, 2014. Management continues to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of chargeoffs.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$3,731	36%	$7,057	50%
Commercial real estate:
Construction	469	5%	173	1%
Other	3,492	34%	2,611	18%
Residential:
1-4 family	1,391	13%	1,685	12%
Home equities	813	8%	808	6%
Consumer	362	3%	35	0%
Unallocated	142	1%	1,803	13%
Total allowance for loan and lease losses	$10,400	100%	$14,172	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2014, the unallocated allowance amount represented 1% of the ALLL, compared to 13% at December 31, 2013. The decrease in the unallocated ALLL during the nine months ended September 30, 2014 is primarily due to $3.4 million in chargeoffs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans for a second borrowing relationship. The loans were previously recorded as TDRs that were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014.. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of the current business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of September 30, 2014 were $767.5 million compared to $746.3 million at December 31, 2013, an increase of $21.2 million. During the first nine months of 2014, increases in savings, certificate of deposit and noninterest bearing demand accounts were partially offset by decreases in interest bearing demand.

The following table presents the deposit balances by major category as of September 30, 2014, and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing demand	$151,684	20%	$133,984	18%
Interest bearing demand	265,308	34%	273,390	37%
Savings	91,589	12%	90,442	12%
Time, $100,000 or greater	216,380	28%	201,340	27%
Time, less than $100,000	42,559	6%	47,137	6%
Total	$767,520	100%	$746,293	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our average daily balances and their respective yields as of September 30, 2014, and December 31, 2013.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Yield	Amount	Yield
Interest bearing demand	$137,967	0.17%	$115,342	0.19%
Savings	91,484	0.25%	92,502	0.27%
Money market accounts	131,865	0.19%	128,783	0.20%
Certificates of deposit	260,986	1.01%	249,500	1.05%
Interest bearing deposits	622,302	0.54%	586,127	0.57%

Noninterest bearing demand	136,082		126,017
Average total deposits	$758,384		$712,144

Average other borrowings	$93,853	0.47%	$130,924	0.09%

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2014:

Deposit Maturity Schedule

September 30,
(Dollars in thousands)	2014
Maturing in:
Three months or less	$29,153
Three through six months	27,926
Six through twelve months	50,295
Over twelve months	109,006
Total	$216,380

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our Bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal. At September 30, 2014 and December 31, 2013, the Company’s CDARS and ICS balances totaled $65.3 million and $53.2 million, respectively. Of these totals, at September 30, 2014 and December 31, 2013, there were no time deposits equal to or greater than the $250,000 fully insured under current deposit insurance limits.

BORROWINGS

At September 30, 2014, the Bank had term debt outstanding with a carrying value of $75.0 million compared to $75.0 million December 31, 2013. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. The FHLB advance has a floating contractual interest rate of 0.25% with maturity in August, 2015.

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

The trust notes accrue and pay distributions on a quarterly basis at three month LIBOR plus 3.30%. The effective interest rate at September 30, 2014 was 3.53%. The rate increase is capped at 2.75% annually and the lifetime cap is 12.5%. The final maturity on the trust notes is April 7, 2033, and the debt allows for prepayment on the quarterly payment date.

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

The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Company the aggregate principal amount of $10.3 million of the Company's floating rate junior subordinate debentures (the "Notes"). The net proceeds to the Company from the sale of the Notes to the Trust were used by the Company for general corporate purposes, including funding the growth of the Company's various financial services, and providing the Bank additional regulatory capital.

The Trust Preferred Securities mature on September 15, 2035, and are redeemable at the Company's option quarterly until maturity. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a rate that resets quarterly to equal three month LIBOR plus 1.58%. The effective interest rate at September 30, 2014 was 1.81%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities.

The Notes were issued pursuant to a Junior Subordinated Indenture (the "Indenture"), dated July 29, 2005, by and between the Company and J.P. Morgan Chase Bank, National Association, as trustee. Like the Trust Preferred Securities, the Notes bear interest at a floating rate which resets on a quarterly basis to three month LIBOR plus 1.58%. The interest payments by the Company will be used to pay the quarterly distributions payable by the Trust to the holder of the Trust Preferred Securities. However, so long as no event of default, as described below, has occurred under the Notes, the Company may, from time to time, defer interest payments on the Notes (in which case the Trust will be entitled to defer distributions otherwise due on the Trust Preferred Securities) for up to twenty (20) consecutive quarters. The Notes are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. The Notes mature on September 15, 2035, and may be redeemed at the Company's option quarterly until maturity. The Company may redeem the Notes for their aggregate principal amount, plus accrued interest, if any.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, borrow from available lines of credit with the Federal Reserve, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $146.6 million as of September 30, 2014; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $19.1 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at September 30, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's revenues are obtained from dividends declared and paid by the Bank. The Bank paid $5.0 million in dividends to the Holding Company during the nine months ended September 30, 2014. The dividends were primarily used to fund treasury stock purchases and pay dividends to shareholders. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $15.5 million (issued amount) of outstanding junior subordinated debentures. As of September 30, 2014, the Holding Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash of $9.7 million was provided by operating activities for the nine months ended September 30, 2014. The material differences between cash provided by operating activities and net income consisted of non-cash items including: $2.5 million of loan loss provision, $1.2 million of net amortization of investment premiums and accretion of discounts, and $962 thousand in provision for depreciation and amortization.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash of $37.2 million used by investing activities consisted principally of $49.3 million in purchase of loan pools, $9.2 million in net loan originations, $5 million purchase of BOLI, and $2.6 million investment in premise and equipment partially offset by $17.6 million in net proceeds from purchase and sales of available for sale investment securities, $13.6 million in proceeds from maturities and payments from available-for-sale investment securities.

Net cash of $15.4 million provided million provided by financing activities consisted principally of $10.8 million increase in demand deposit and savings accounts and $10.5 million increase certificates of deposits partially offset by $4.6 million in purchases of common stock and $1.4 million in dividends on common and preferred stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of September 30, 2014.

As of September 30, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category.

The Company and the Bank’s capital amounts and ratios as of September 30, 2014, are presented in the table.

		Actual	Well Capitalized	Minimum Capital
(Dollars in thousands)	Capital	Ratio	Requirement	Requirement
The Holding Company
Leverage	$117,823	11.87%	n/a	4%
Tier 1 Risk-Based	117,823	14.74%	n/a	4%
Total Risk-Based	127,829	15.99%	n/a	8%
The Bank
Leverage	$117,826	11.84%	5%	4%
Tier 1 Risk-Based	117,826	14.68%	6%	4%
Total Risk-Based	127,286	15.93%	10%	8%

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The final rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

The final rules also provide for a number of adjustments to and deductions from the new CET1, as well as changes to the calculation of risk-weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banks with $250 billion or less in total assets, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based on management’s review and analysis of Basel III, management believes that the Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules.

Total shareholders’ equity at September 30, 2014 was $102.0 million, compared to shareholder’s equity of $101.8 million reported at December 31, 2013. During the nine months ended September 30, 2014, the increase in shareholders’ equity due income from operations and increased other comprehensive was partially offset by the repurchase of common stock.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (“QSBL”) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, preferred stock dividends for the SBLF program are fixed at the current rate of 1% through January 2016.

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

During the nine months ended September 30, 2014 and, 2013 respectively, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter plus an additional special cash dividend of $0.02 during the quarter ended September 30, 2013. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2014 and 2013.

Cash Dividends and Payout Ratios per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividends declared per common share	$0.03	$0.05	$0.09	$0.11
Dividend payout ratio	33%	42%	31%	29%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk as of September 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2014, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not Applicable

b)	Not Applicable

c)	Not Applicable

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 7, 2014	/s/ Samuel D. Jimenez
Samuel D. Jimenez
Executive Vice President and
Chief Operating Officer and Chief Financial Officer