Form 10-K
period 2014-12-31
Bank of Commerce Holdings
filed 2015-03-10
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

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

As of the last day of the second fiscal quarter of 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $84,196,608 based on the closing sale price of $6.27 as reported on the NASDAQ Global Market as of June 30, 2014.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 5, 2015 was 13,300,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2015 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct operations.
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Inflation, deflation, interest rate, market and monetary fluctuations;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●	Regulatory changes in capital requirements;
●	Changes in consumer spending, borrowing and savings habits;
●	Changes in the level of our nonperforming assets and charge offs;
●	Deterioration in values of real estate in California and the United States generally, both residential and commercial;
●	Changes in securities markets, public debt markets and other capital markets;
●	Possible other-than-temporary impairment of securities held by us;
●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	The willingness of customers to substitute competitors’ products and services for our products and services;
●

The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

●	Technological changes could expose us to new risks, including potential systems failures or fraud;
●

The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;

●	Inability to attract deposits and other sources of liquidity at acceptable costs;
●	Changes in the competitive environment among financial and bank holding companies and other financial service providers;
●	The loss of critical personnel and the challenge of hiring qualified personnel at reasonable compensation levels;
●	Natural disaster or recurring energy shortage, especially in California, such as earthquakes, wildfires, droughts, floods and mudslides;
●	Unauthorized computer access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems;
●

Geopolitical conditions, including acts or threats of war or terrorism, actions taken by the United States or other governments in response to acts or threats of war or terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; and

●	Our ability to manage the risks involved in the foregoing.

If our assumptions regarding one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this document and in the information incorporated by reference in this document. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties discussed in “RISK FACTORS” and in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

Item 1 - Business

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II , which was organized in connection with our prior issuances of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

The Company commenced banking operations in 1982 and currently operates four full service facilities in two diverse markets in Northern California. We are proud of the Bank’s reputation as one of Northern California’s premier banks for business. We provide a wide range of financial services and products for business and retail customers which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2014, the Company operated under one primary business segment: Commercial Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

We continuously seek expansion opportunities through internal growth, strategic alliances, acquisitions, establishing new offices or the delivery of new products and services. Periodically, we reevaluate the short and long term profitability of all of our lines of business, and do not hesitate to reduce or eliminate unprofitable locations or lines of business. We remain a viable, independent bank committed to enhancing shareholder value. This commitment has been fostered by proactive management and dedication to our staff, customers, and the markets we serve.

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

Utilize the Strength of Our Management Team. We believe the experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages. During 2013 and 2014 we made changes to reposition our senior management team which is comprised of senior banking executives with proven track records in developing successful financial institutions.

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

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures to ensure that credit risks are managed effectively to safeguard shareholder value. As part of our efforts, we utilize a third party loan review service to evaluate our loan portfolio on a quarterly basis and recommend action on certain loans if deemed appropriate.

Build a Stable Core Deposit Base. We continue to focus on increasing a stable core deposit base of business and retail customers. In the event that our asset growth outpaces these local core deposit funding sources, we will continue to utilize Federal Home Loan Bank of San Francisco (“FHLB”) borrowings and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees.

Our principal executive office is located at 1901 Churn Creek Road, Redding, California 96002 and the main telephone number is (530) 722-3939.

General

As a bank holding company, the Holding Company is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”). The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a listed Company on the NASDAQ Global Market, the Parent is subject to the rules of the NASDAQ for listed companies.

The Holding Company’s subsidiary bank is subject to regulations and examinations primarily by the Federal Deposit Insurance Corporation (“FDIC”) and by the California Department of Business Oversight (“CDBO”).

Holding Company Activities

The Holding Company’s primary subsidiary is a bank and , if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than “satisfactory”, the Company may be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. The Company’s current CRA rating is at least “satisfactory”.

To qualify as “well-capitalized,” the Company must, on a consolidated basis: (1) maintain a total risk-based capital ratio of 10% or greater, (2) maintain a Tier 1 risk-based capital ratio of 6% or greater, and (3) not be subject to any order by the FRB to meet a specified capital level. As of December 31, 2014, the Company’s total risk-based capital ratio was 15.16% and its Tier 1 capital was 13.91% and the Company is not under an FRB order. To qualify as “well-managed,” the Bank, as the Holding Company’s only controlled financial institution, must have received at its most recent examination or review a composite rating of at least “satisfactory” and rating for management of at least “satisfactory”. Regulatory ratings are not made publically available.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as “well capitalized”. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Principal Markets

The Company operates in two distinct markets. Redding Bank of Commerce Bank has historically been a leading independent commercial bank in Redding, California, and Shasta County, California. This market has expanded since the Bank opened, but is still relatively small when compared to the greater Sacramento market which is the location of the recently re-branded Sacramento Bank of Commerce, a division of Redding Bank of Commerce (formerly Roseville Bank of Commerce, a division of Redding Bank of Commerce). Management believes that these two markets complement each other, with the Redding market historically providing the stability and the greater Sacramento market providing growth opportunities.

Principal Products and Services

The Bank provides a wide range of financial services and products for business and consumer banking. The services offered by the Bank include those traditionally offered by banks of similar size and character in California. Products such as checking, interest bearing checking and savings accounts, money market deposit accounts, sweep arrangements, commercial, construction, term loans, safe deposit boxes, collection services, and electronic banking activities. The Bank currently does not offer trust services or international banking services.

Most of the Bank’s customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of the Bank’s deposits are obtained from such customers. The primary business strategy of the Bank is to focus on its lending activities. The Bank’s principal lines of lending are commercial, SBA lending, real estate construction, commercial real estate, and consumer.

The majority of the Bank’s loans are direct loans made to individuals and small businesses in the major market areas of the Bank. The Bank accepts as collateral for loans, real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory. In addition to direct lending, the Company’s loan portfolio includes a material balance of loans that were purchased as pools of loans, or participations where a portion of a loan was purchased from another lending institution.

The commercial loan portfolio of the Bank consists of a mix of revolving credit facilities and intermediate term loans. The loans are generally made for working capital, asset acquisition, business-expansion purposes, and are generally secured by liens on the borrowers’ assets. The Bank also makes unsecured loans to borrowers who meet the Bank’s underwriting criteria for such loans.

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

Purchased loans included in the loan portfolio totaled $128 million or 19% of gross portfolio loans as of December 31, 2014. The loans were purchased as a pool of loans, whole loans or purchased participations from another institution and some of the loans are outside the Company’s primary market. The loans were purchased under several different contracts however $79 million or 12% of gross portfolio loans are serviced by two separate servicing companies. Additionally, the Company has agreed to purchase an additional $14 million in loans from one of the servicing companies.

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

To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions. These statutes and regulations, as well as related policies, continue to be subject to change (or interpretation) by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including the interpretation or implementation thereof, cannot be predicted and could have a material effect on our business or operations. In light of the 2008 financial crisis, numerous changes to the statutes, regulations or regulatory policies applicable to us have been made or proposed.

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

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) further expanded the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as a covered transaction under the regulations. It also expands the scope of covered transactions required to be collateralized, requires collateral to be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral. These regulations and restrictions may limit the Holding Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Holding Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy and the Dodd-Frank Act, the Holding Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Holding Company is required to commit, as necessary, capital and resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

Consumer Protection. Although the Bank is not supervised directly by the Consumer Financial Protection Bureau (“CFPB”), our consumer banking activities are subject to regulation by the CFPB. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationship with consumers including laws and regulations that impose certain disclosure requirements and regulate the manner in which we take deposits, make and collect loans, and provide other services. In recent years, examination and enforcement by state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

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

Safety and Soundness Standards. Certain non-capital safety and soundness standards are also imposed upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of consumer information, protect against unauthorized access to or use of such information and ensure the proper disposal of customer and consumer information. An institution that fails to meet these standards may be subject to regulatory sanctions.

State Law Restrictions. California state-chartered banks are subject to various requirements relating to operations and administration (including the maintenance of branch offices and automated teller machines), capital and reserve requirements, declaration of dividends, deposit taking, shareholder rights and duties, borrowing limits, and investment and lending activities.

Under California law, the amount a bank generally may borrow may not exceed its shareholders’ equity without the consent of the CDBO, except for borrowings from the FHLB and the Federal Reserve Bank. The Bank is required to invest its funds as limited by California law and in investments that are legal investments for banks, subject to any other limitations under general law. The Commissioner of the CDBO may take possession of the bank if certain conditions exist, such as insufficient shareholders’ equity, unsafe or unauthorized operations, or violations of law.

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

Dividends

The principal source of the Holding Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations on the Bank’s ability to pay dividends. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). With the prior approval of the Commissioner of the CDBO, the bank may pay a cash dividend in an amount not exceeding the greater of (i) the bank’s retained earnings, (ii) the bank’s net income for its last fiscal year, or (iii) the bank’s net income for its current fiscal year. As of January 1, 2015, the Bank will be required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company. Basel III (discussed below) introduces additional limitations by requiring banks’ to maintain a common equity conservation buffer of greater than 2.5% of risk-weighted assets to avoid restrictions on dividends, redemptions and executive bonus payments. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses the view that although no specific regulations restrict dividend payments by bank holding companies other than state corporate laws, a bank holding company should not pay cash dividends unless the company’s net income for the past year is sufficient to cover both the cash dividends and a prospective rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

In addition, as a result of the Holding Company’s participation in the Small Business Lending Fund (“SBLF”), the Holding Company is subject to additional restrictions on the payment of dividends and repurchase of shares. SBLF participants may only repurchase shares of its common stock (or other stock junior to the stock issued pursuant to the SBLF) if, after such repurchase, the dollar amount of the Holding Company’s Tier 1 capital would be at least 90% of the amount existing at the time immediately following the investment date excluding any subsequent net charge offs and redemptions of the SBLF shares since the investment date (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to certain adjustments beginning on the first day of the eleventh dividend period for increases in qualified small business lending.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the Federal Reserve, the FDIC, and the OCC approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. The phase-in period for the Final Rules will begin for the Bank on January 1, 2015 with full compliance with the Final Rules phased in by January 1, 2019. The Final Rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act and substantially amends the regulatory risk-based capital rules applicable to the Bank. Basel III refers to various documents released by the Basel III Committee on Banking Supervision.

Effective January 1, 2015 Basel III:

●	Creates “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition;
●	Establishes a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and adds a 2.5 percent capital conversation buffer;
●	Increases the required Tier 1 Capital risk-based ratio to 6.0 percent and the required total capital risk-based ratio to 8.0 percent;
●	Increases the required leverage ratio to 4.0 percent; and
●

Allows for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institutions holding companies with less than $15 billion in total assets as of year-end 2009, subject to a limit of 25 percent of Tier 1 capital.

The new capital rules require the Bank to meet the capital conservation buffer requirement by 2019 in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. These new capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phases out certain instruments as qualifying capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gain and losses on available for sale debt and equity securities, subject to a two year transition period. The Bank, as a non-advanced approaches banking organization, may make a one-time permanent election to continue to exclude these items. Management has elected to exercise this opt-out provision to reduce the impact of market volatility on its regulatory capital levels. Basel III also contains specific rules addressing the impact of M&A activity on the ability of a bank holding company to continue to benefit from the permanent grandfathering of existing non-qualifying capital instruments in Tier 1 capital.

The application of the Final Rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk weightings for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with Basel III could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. Management believes that, as of December 31, 2014, the Holding Company and the Bank meet all capital adequacy requirements under the Final Rules on a fully phased in basis as if all such requirements were currently in effect.

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

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Safety and soundness examinations occur on a 12-months cycle. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

The federal banking regulators have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking agencies are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

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

Anti-Terrorism

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Bank regulators are directed to consider a holding company’s and bank’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications. The Holding Company and the Bank have established compliance programs designed to comply with the Bank Secrecy Act and Patriot Act requirements.

Financial Services Modernization

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “GLBA”) brought about significant changes to the laws affecting banks and bank holding companies. Generally, the GLBA (i) repeals historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose their privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base usd for calculating FDIC deposit insurance assessment by requiring the FDIC to determine deposit insurance assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%; requires that the DIF reserve ratio meet 1.35% by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased FDIC deposit insurance from $100,000 to $250,000 per depositor. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act

On July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally not subject to supervision and examination by the CFPB. The CFPB continues to issue numerous regulations that will increase the compliance burden of the Bank.

Repeal of Demand Deposit Interest Prohibition. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation

General. The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact our industry. The CFPB, for example, has already signaled that it will propose additional regulations with respect to debt collection, overdraft protection, arbitration clauses, and mortgage servicing in 2015 which could change the competitive and operating environment in which the Bank operates. Other regulatory initiatives by federal and state banking agencies may also significantly impact the Bank’s business. The Bank cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations.

Competition

The Company engages in the highly competitive financial services industry. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative delivery channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. The methods of competition center around various factors, such as customer service, interest rates on loans and deposits, lending limits, customer convenience and technological advances.

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

Employees

As of December 31, 2014, the Company employed 157 full-time equivalent employees. Of these employees, 39 were employed in our Sacramento market, 118 were in the Redding market.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other business and financial information with the SEC. You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or 1-800-732-0330 for further information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site that contains the Company's SEC filings, as well as reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at http://www.sec.gov. These filings are also accessible free of charge at the Company's website at www. bankofcommerceholdings.com as soon as reasonably practicable after filing with the SEC. By making this reference to the Company's website, the Company does not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

Item 1a - Risk Factors

Our business is subject to various economic risks that could adversely impact our results of operations and financial condition.

We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. While both the national economy and local economies in which the Bank operates have improved, there is no assurance the improvement will continue. Additionally, a sluggish recovery in real estate values and an elevated level of unemployment in the primary markets we serve could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the State of California continues to experience significant budgetary and fiscal difficulties. The businesses operating in California and Sacramento in particular depend on these state employees for business, and reduced spending activity by these state employees could have a material impact on the success or failure of these businesses, some of which are current or potential future customers of the Bank. A future deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations:

●	Loan delinquencies may increase causing increases in our provision for loan and lease loss and ALLL;
●	Financial sector regulators may adopt more restrictive practices or interpretations of existing regulations, or adopt new regulations;
●

Collateral for loans made by the Bank, especially real estate related, may decline in value, which in turn could reduce a client’s borrowing power, and reduce the value of assets and collateral associated with our loans held for investment;

●

Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services; and

●	Performance of the underlying loans in the private label mortgage backed securities we hold may deteriorate, potentially causing other-than-temporary impairment markdowns to our investment portfolio.

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

While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. As economic conditions continue to improve, we expect a relatively lower level of non-performing assets and losses relating to such assets, however there can be no assurance that we will not experience future increases in nonperforming assets.

The loan portfolio includes a significant amount of purchased loans and a significant amount of loans serviced by another company.

Purchased loans included in the loan portfolio totaled $128 million or 19% of gross portfolio loans as of December 31, 2014. The loans were purchased as a pool of loans, whole loans or purchased participations from another institution and some of the loans are outside the Company’s primary market. The loans were purchased under several different contracts however $79 million or 12% of gross portfolio loans are serviced by two separate servicing companies. Additionally, the Company has agreed to purchase an additional $14 million in loans from one of the servicing companies. A disruption to the operations of the loan servicing companies could reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these loans ourselves, we may realize additional monitoring and servicing costs due to the geographic disbursement of the portfolio, both in and outside our market area which will adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of the Bank’s lending is tied to real estate. As of December 31, 2014, approximately 72% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 5% of the portfolio consisted of construction loans, 50% in commercial real estate, 10% related to residential mortgage loans (including our Individual Tax Identification Number (“ITIN”) portfolio) and 7% consisted of 1-4 family home equity lines of credit.

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

Future loan and lease losses may exceed the allowance for loan and lease losses.

We have established a reserve for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding.

The determination of the amount of allowance for loan and lease losses is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance, particularly in the current economic climate. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan and lease loss allowance will be sufficient to protect against losses that ultimately may occur. If the allowance for loan and lease losses proves to be inadequate, we will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ allowance for loan and lease losses, and if regulators were to determine that the allowance was inadequate, they may require us to increase the allowance, which also would adversely impact results of operations and financial condition.

Defaults may negatively impact us.

Risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan and lease losses, which management believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the loan portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

Interest rate fluctuations, which are out of our control, could harm profitability.

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on the Bank’s interest earning assets such as loans and securities, and the interest expense paid on the Bank’s interest bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Over the past two years, the company has repositioned the balance sheet into a neutral interest rate risk position as we plan for rising interest rates. By extending the duration of a portion of our liabilities and actively managing the investment portfolio to shorten the duration, we have effectively moved the bank from a liability sensitive position in a rising rate environment to a neutral or slightly asset sensitive position.

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

We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.

We own shares of FHLB stock which are recorded in other assets. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2014, we did not recognize an impairment charge related to our FHLB stock holdings; however, potential negative changes to the financial condition of the FHLB may require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, repurchase agreements, federal funds purchased, FHLB advances, the sale or pledging as collateral of securities, loans, and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. An inability to borrow funds to meet our liquidity needs could have an adverse impact on our results of operations and financial condition.

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

There can be no assurance the Company will be able to continue paying dividends on the common stock at recent levels.

The Company may not be able to continue paying quarterly dividends commensurate with recent levels given that the ability to pay dividends on the Company’s common stock depends on a variety of factors. The payment of quarterly dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the CDBO in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year. As of January 31, 2015, the Bank will be required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Company. While based on informal discussions with the CDBO the Company expects to receive such approval, there can be no assurance that such approval will be obtained and that the Company will have the ability to continue to pay quarterly dividends.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (“QSBL”) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, preferred stock dividends for the SBLF program are fixed at the current rate of 1% through January 2016. If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. This increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings available to common shareholders and could also adversely affect our ability to pay dividends on our common shares. Management is currently evaluating options for potential repayment of the stock.

We rely heavily on our management team and the loss of key officers may adversely affect operations.

The Company is dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. In 2013 and 2014 the Company made changes to reposition our senior management team adding two individuals and promoting two others. Our key officers have extensive experience in the banking industry but have only worked in their current roles at the Company for a short period of time. If we are unable to successfully integrate our new senior management members into the Company it could have an adverse impact on our business. Additionally, business banking, one of the Company’s principal lines of business, is dependent on relationship banking, in which Company personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If management team members or other key employees were to leave the Company and become employed by a competing bank, the Company could potentially lose business customers. In addition, the Company relies on its customer service staff to effectively serve the needs of its customers. The loss of key employees to competitors or otherwise could have an adverse effect on our results of operation and financial condition.

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

We provide our customers the ability to bank online. We rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems. We cannot guarantee that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, alleviate problems caused by security breaches or viruses or to modify and enhance the Bank’s protective measures. To the extent that the Bank’s activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us and the Bank to claims, litigation and other possible liabilities. Any inability to prevent cyber-attacks, security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect our reputation and our ability to generate deposits.

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

The third installment of the Basel Accords (the “Basel III”) for certain U.S. financial institutions is expected to be phased in between 2013 and 2019. Basel III sets forth more robust global regulatory standards on capital adequacy, qualifying capital instruments, leverage ratios, market liquidity risk, and stress testing, which may be stricter than standards currently in place. The implementation of these new standards could have an adverse impact on our financial position and future earnings due to, among other things, the increased minimum Tier 1 capital ratio requirements that will be implemented.

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

The Federal Deposit Insurance Corporation (“FDIC”) has implemented a plan to increase insurance premiums and imposed special assessments to rebuild and maintain the federal deposit insurance fund, and any additional future premium increases or special assessments could have a material adverse effect on our business, financial condition and results of operations.

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

We expect volatility in the amount of deposit assessments and corresponding FDIC premiums in the future. As the large number of bank failures depleted the Deposit Insurance Fund in recent years, the FDIC continues to revise risk-based deposit insurance assessments as necessary. The Dodd-Frank Act broadened the base for FDIC insurance assessments and assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. As a result, the deposit insurance assessments to be paid by the Company could increase as a result.Despite the FDIC’s actions to restore the deposit insurance fund, the fund will suffer additional losses in the future due to failures of insured institutions. There may be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio. Any significant premium increases or special assessments could have a material adverse effect our financial condition and results of operations.

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

Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, droughts, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. California has also historically experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.

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

Stock price volatility may make it difficult for you to resell your common stock at the time and prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in quarterly results of operations;
●	Recommendations by securities analysts;
●	Operating and stock price performance of other companies that investors deem comparable to us;
●	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;
●	Perceptions in the marketplace regarding the Company and/or our competitors;
●	Public sentiments toward the financial services and banking industry generally;
●	New technology used, or services offered, by competitors;
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or our competitors;
●	Changes in government regulations; and
●	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

In order to approve a merger or similar business combination with the owner of 20% or more of our common stock (an “Interested Shareholder”), our Articles of Incorporation contain provisions that require a supermajority vote of 66.7% of the outstanding shares of the common stock (excluding the shares held by the Interested Shareholder or its affiliates). These provisions further require that the per share consideration to be paid in such a transaction would have to equal or exceed the greater of (1) the highest per share price paid by the Interested Shareholder (a) within two years of the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement) and (2) the fair market value of the Common Stock on (a) the transaction proposal announcement date, or (b) the date the Interested Shareholder acquired a 20% -plus ownership interest (if the acquisition occurred less than two years before the transaction announcement).

The operation of these provisions could result in the Company becoming a less attractive target for a would-be acquirer. As a consequence, it is possible that shareholders would lose an opportunity to be paid a premium for their shares in an acquisition transaction.

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

Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect our market price. Our Articles of Incorporation authorize 50,000,000 shares of which 13,294,777 shares were outstanding as of December 31, 2014. There are 250,100 shares subject to common stock options outstanding with a weighted average exercise price of $5.83 per share. Any future issuances of shares of our common stock will be dilutive to existing shareholders.

The holders of our preferred stock and trust preferred securities have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.

At December 31, 2014, our subsidiary TrustII had outstanding $10.3 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debentures. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

On September 28, 2011, the Company issued and sold 20,000 shares of Series B Preferred Stock to the Treasury pursuant to the Treasury’s SBLF program. The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, is based upon the initial level of QSBL by the Bank and is fixed at the current rate of 1% through January 2016. If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. This increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Management is currently evaluating options for potential repayment of the stock.

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

We are a bank holding company and our only significant asset is our wholly owned bank subsidiary.We have no other source of funds other than dividends and other distributions from our subsidiary bank. As discussed in Note 20 Regulatory Capital in the Notes to Consolidated Financial Statements in this document, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.

Potential Volatility of Deposits

Our depositors could choose to withdraw their deposits from the Bank and then put them into alternative investments, causing an increase in our funding costs and reducing net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move funds out of bank deposits into other investments, the Bank will lose a relatively low cost source of funds, thereby increasing our funding costs.

At December 31, 2014, time certificates of deposit in excess of $250,000 represented approximately 7% of the dollar value of the total deposits of the Company. As such, these deposits are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect the liquidity of our profitability, business prospects, results of operations and cash flows.

The impact of Basel III is still uncertain.

The adoption of Basel III established, among other things, a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires the Bank to meet the capital conservation buffer requirements of an additional 2.5% of common equity Tier 1 capital in order to avoid constraints on capital distributions and certain bonus compensation for executive officers. The final rule became effective on January 1, 2015 with the capital conservation buffer requirement phased in beginning January 1, 2016 and ending January 1, 2019.

The application of these rules may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Holding Company and Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk weightings for risk-based capital calculations and the requirement to meet the capital conservation buffers. The imposition of liquidity requirements in connection with Basel III could also cause the Holding Company and the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding. If the Holding Company and the Bank were unable to meet the capital conservation buffer requirements required in 2016, the Holding Company’s ability to pay dividends to stockholders may also be limited.

Item 1b - Unresolved Staff Comments

None to report.

Item 2 - Properties

●	The Company’s principal administrative office consists of 12,000 square feet of space in a Company owned building located at 1901 Churn Creek Road, Redding, California 96002.
●	The Bank’s main office consists of 21,000 square feet of space in a Company owned building located at 1951 Churn Creek Road, Redding, California 96002.
●	The Bank has a branch that consists of 11,650 square feet of space in a Company owned building located at 1177 Placer Street, Redding, California, 96001.
●	The Bank has office space consisting of 4,011 square feet of leased space located at 330 Hartnell Avenue, Redding California 96002; the lease agreement expires on July 31, 2018.
●	The Bank has a branch that consists of 3,787 square feet of leased space located at 3455 Placer Street, Redding, California 96001. The lease agreement expires on August 21, 2017.
●

The Bank has a branch that consists of approximately 13,667 square feet of leased space located at 1504 Eureka Road, Roseville, California 95661. The branch space is leased pursuant to two triple net leases, 10,488 square feet expiring on January 31, 2023 and 3,179 square feet expiring on January 31, 2023, and month to month thereafter.

Item 3 - Legal Proceedings

The Company is subject to various pending and threatened legal actions arising in the ordinary course of business and maintains reserves for losses from legal actions that are both probable and estimable. There are no legal proceedings adverse to the Company that will have a material effect on the Company’s consolidated financial position or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the NASDAQ Global Market. The Company’s common stock is listed under the trading symbol “BOCH.” The following table sets forth the high and low closing sales prices of the Company’s common stock on the NASDAQ Global Market for the periods indicated:

	Sales Price Per Share
Quarter Ended:	High	Low	Close	Volume
March 31, 2013	$5.36	$4.51	$5.02	1,673,400
June 30, 2013	$5.17	$4.81	$4.97	987,700
September 30, 2013	$5.75	$4.86	$5.71	1,424,300
December 31, 2013	$5.95	$5.28	$5.71	1,675,000

March 31, 2014	$6.90	$5.51	$6.67	1,641,200
June 30, 2014	$7.00	$6.12	$6.27	1,134,100
September 30, 2014	$6.49	$5.86	$6.11	683,800
December 31, 2014	$6.15	$5.60	$5.96	674,600

There were 2,162 shareholders of the Company’s common stock as of December 31, 2014, including those held in street name, and the market price on that date was $5.96 per share.

Dividends

Cash dividends of $0.03 per share were paid on January 9, 2014, April 9, 2014, July 10, 2014, and October 8, 2014 to shareholders of record as of December 27, 2013, March 28, 2014, July 7, 2014, and October 3, 2014, respectively. Cash dividends of $0.03 were also paid on January 10, 2013, April 10, 2013, July 11, 2013, and October 10, 2013, to shareholders of record as of December 31, 2012, March 28, 2013, June 28, 2013, and September 27, 2013, respectively. In addition to the quarterly dividend, for the third quarter of 2013, a special $0.02 per share special cash dividend was paid on October 10, 2013 to shareholders of record as of September 27, 2013.

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

The Company’s ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner of the CDBO in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the bank’s net income for its current fiscal year. As of January 1, 2015, the bank will be required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010. The following table sets forth the Company’s equity-based compensation plan, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2014:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	250,100	$5.83	565,208
Equity compensation plans not approved by security holders	None	None	None
Total	250,100	$5.83	565,208

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

Bank of Commerce Holdings

Five – Year Performance Graph (1)

(1)Assumes $100 invested on December 31, 2008, in the Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Purchase of Equity Securities by the Issuer

On January 16, 2013, August 21, 2013 and March 20, 2014, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of the Company’s outstanding common shares, up to 1,000,000 or 7% of the Company’s outstanding common shares, and up to 700,000 or 5% of the Company’s outstanding common shares, respectively.

Each of the stock repurchase plans authorized the Company to conduct open market purchases or privately negotiated transactions over a twelve-month period from time to time when, at management’s discretion, it was determined that market conditions and other factors were favorable for such purchases. The Company repurchased and subsequently retired the full amount authorized under each plan, 700,000 common shares under the plan announced in 2014 and 2,000,000 common shares under both plans announced in 2013. As such, the weighted average number of dilutive common shares outstanding decreased by 1,443,826 and 1,404,165 during the years ended December 31, 2014 and 2013 respectively. The decrease in weighted average shares positively contributed to an increase in earnings per common share, and the related decrease in common equity contributed to an increase in the return on common equity.

The following tables present the monthly purchases of equity securities under stock repurchase plans authorized the Company for the years ended December 31, 2014 and 2013.

Purchase of Equity Securities For The Year Ended December 31, 2014
Period			Total Number of Common Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
3/1/14	–	3/31/14	440,815	$6.52	440,815	259,185
4/1/14	–	4/30/14	80,915	$6.65	80,915	178,270
5/1/14	–	5/31/14	178,270	$6.44	178,270	—
Total			700,000	$6.52	700,000

Purchase of Equity Securities For The Year Ended December 31, 2013
Period			Total Number of Common Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
1/1/13	–	1/31/13	—	$—	—	1,000,000
2/1/13	–	2/28/13	654,864	$4.91	654,864	345,136
3/1/13	–	3/31/13	8,113	$4.95	8,113	337,023
4/1/13	–	4/30/13	95,486	$5.08	95,486	241,537
5/1/13	–	5/31/13	212,447	$5.05	212,447	29,090
6/1/13	–	6/30/13	11,263	$4.99	11,263	17,827
7/1/13	–	7/31/13	17,827	$4.97	17,827	—
8/1/13	–	8/31/13	125,000	$5.22	125,000	875,000
9/1/13	–	9/30/13	388,668	$5.55	388,668	486,332
10/1/13	–	10/31/13	188,208	$5.71	188,208	298,124
11/1/13	–	11/30/13	297,947	$5.72	297,947	177
12/1/13	–	12/31/13	177	$5.83	177	—
Total			2,000,000	$5.31	2,000,000

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2014, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report. Income statement data reflects results derived from continuing operations. Balance sheet data has been adjusted for discontinued operations.

In Thousands (Except Ratios and Per Share Data)	2014	2013	2012	2011	2010
Statements of income
Interest income	$36,693	$37,261	$40,337	$41,631	$42,478
Net interest income	$32,601	$33,783	$35,108	$34,155	$33,081
Provision for loan and lease losses	$3,175	$2,750	$9,400	$8,991	$12,850
Noninterest income	$4,315	$3,542	$6,593	$3,891	$5,986
Noninterest expense	$26,434	$21,789	$21,219	$19,927	$18,689
Net income available to common shareholders	$5,527	$7,735	$6,536	$6,312	$5,280
Balance sheets
Total assets	$997,192	$956,342	$979,424	$940,691	$939,133
Total gross loans	$660,898	$597,995	$664,051	$594,372	$608,936
Allowance for loan and lease losses	$10,820	$14,172	$11,103	$10,622	$12,841
Total deposits	$789,035	$746,293	$701,052	$668,304	$648,702
Total shareholders’ equity	$103,602	$101,787	$110,321	$113,590	$103,727
Performance ratios [1]
Return on average assets [2]	0.58%	0.83%	0.78%	0.79%	0.69%
Return on average shareholders’ equity [3]	5.59%	7.47%	6.66%	6.71%	6.50%
Average equity to average assets	10.30%	11.13%	11.69%	11.76%	10.55%
Tier 1 risk-based capital – Holding Company [4]	13.91%	15.94%	14.52%	15.28%	13.74%
Total risk-based capital – Holding Company	15.16%	17.20%	15.77%	16.53%	15.00%
Net interest margin [5]	3.63%	3.86%	3.99%	4.02%	4.03%
Average earning assets to total average assets	93.88%	95.00%	95.39%	95.99%	93.41%
Nonperforming assets to total assets [6]	2.22%	3.23%	4.25%	2.68%	2.43%
Net charge offs (recoveries) to average loans	1.01%	(0.13)%	1.48%	1.85%	1.84%
Allowance for loan and lease losses to total loans	1.64%	2.37%	1.67%	1.82%	2.14%
Nonperforming loans to allowance for loan and lease losses	200.30%	210.25%	347.40%	202.53%	159.73%
Efficiency ratio [7]	71.61%	58.38%	50.88%	52.38%	47.83%
Share data
Average common shares outstanding – basic	13,475	14,940	16,344	16,991	14,951
Average common shares outstanding – diluted	13,520	14,964	16,344	16,991	14,951
Book value per common share	$6.29	$5.86	$5.66	$5.33	$4.97
Basic earnings per share attributable to continuing operations	$0.41	$0.52	$0.41	$0.34	$0.30
Basic earnings (loss) per share attributable to discontinued operations	$—	$—	$(0.01)	$0.03	$0.05
Diluted earnings per share attributable to continuing operations	$0.41	$0.52	$0.41	$0.34	$0.30
Diluted earnings (loss) per share attributable to discontinued operations	$—	$—	$(0.01)	$0.03	$0.05
Cash dividends per common share	$0.12	$0.14	$0.12	$0.12	$0.18

1 - Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.
2 - Return on average assets is net income divided by average total assets.
3 - Return on average equity is net income divided by average shareholders’ equity.

4 - Regulatory capital ratios are defined in detail under the caption Capital Resources, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this document.

5 - Net interest margin equals net interest income on a tax equivalent basis, divided by average interest earning assets. Net interest margins for prior years have been adjusted to reflect certain reclassifications resulting from the reporting of discontinued operations.

6 - Nonperforming assets include all nonperforming loans (nonaccrual loans, loans 90 days past due and still accruing interest and restructured loans that are nonperforming) and real estate acquired by foreclosure (OREO).

7 - The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is presented based on results from continuing operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of financial condition as of December 31, 2014, and 2013, and results of operations for each of the years in the three-year period ended December 31, 2014 should be read in conjunction with our Consolidated Financial Statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. The Company’s results discussed in this section reflect continued operations unless otherwise noted.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Overview

Significant items for the year ended December 31, 2014 were as follows:

Operations

●	Total consolidated assets were $997.2 million as of December 31, 2014, compared to $956.3 million as of December 31, 2013.
●	Loans at December 31, 2014 increased $62.8 million or 10% compared to December 31, 2013.
●	Total deposits at December 31, 2014 increased $42.7 million or 6% compared to December 31, 2013.
●	Net income available to common shareholders was $5.5 million for the year ended December 31, 2014 compared with $7.7 million for the same period a year ago.
●	Diluted earnings per share attributable to continuing operations of $0.41 for 2014 compares to diluted earnings per share attributable to continuing operations of $0.52 for the prior year.
●	Book value per share increased to $6.29 at December 31, 2014, compared to $5.86 at December 31, 2013.
●	Noninterest income includes a gain of $1.6 million from termination of a forward starting rate swap.
●	Gain of $406 thousand from the discounted repayment of $5.0 million of junior subordinated debentures.
●	Net interest margin, on a tax equivalent basis, was 3.63% for the year ended December 31, 2014 compared to 3.87% for the year ended December 31, 2013.
●	Noninterest expense includes severance costs of $1.0 million associated with the retirement of a former executive.
●	Negotiated settlement of a note receivable from the former mortgage subsidiary resulted in a loss of $1.4 million.

Capital

●

Purchased the full amount of common shares authorized under the common stock repurchase plan announced during 2014 and subsequently retired 700,000 in common stock shares at a weighted average cost of $6.52 per share.

●	Paid preferred stock dividends of $200 thousand.
●	Declared cash dividends of $0.03 per share for each quarter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Credit Quality

●

Nonperforming assets decreased to $22.2 million, or 2.22% of total assets, as of December 31, 2014, compared to $30.7 million, or 3.23% of total assets as of December 31, 2013. Nonperforming loans decreased $8.0 million to $21.7 million, or 3.28% of total loans as of December 31, 2014, compared to $29.7 million, or 4.98% of total loans as of December 31, 2013.

●	Net charge offs were $6.5 million or 1.01 % of average loans during 2014, as compared to net recoveries of $319 thousand or (0.13) % of average loans during 2013.

Our Company seeks to provide a profitable return while serving the financial needs of the business and professional communities which make up our markets. Our mission is to provide our shareholders with a competitive return on their investment over the long term. Management will attempt to minimize risk to our shareholders by making prudent business decisions, maintaining adequate levels of capital and reserves, and communicating effectively with shareholders.

It is the vision of the Company to remain independent, expanding our presence through internal growth and the addition of strategically important full service and focused service locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. We believe we distinguish ourselves from the competition by a commitment to efficient delivery of products and services in our target markets – to businesses and professionals, while maintaining personal relationships with mutual loyalty.

Our long term success rests on the shoulders of the leadership team and its ability to effectively enhance the performance of the Company. As a financial services company, we are in the business of taking and managing risks. Whether we are successful depends largely upon whether we take the right risks and are rewarded appropriately for those risks. Our governance structure enables us to manage all major aspects of the Company’s business effectively through an integrated process that includes financial, strategic, risk and leadership planning.

We define risks to include not only credit, market and liquidity risk, the traditional concerns for financial institutions, but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards are material to sustaining public trust and confidence in our Company.

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

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer and four Board Committees:

●	Loan Committee reviews credit risks and the adequacy of the Allowance for Loan and Lease Losses (“ALLL.”)
●	Asset/Liability Management Committee (“ALCO”) reviews liquidity and market risks.
●	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities.
●	Nominating and Corporate Governance Committee evaluates corporate governance structure, charters, committee performance evaluates recommendations for the appointment of director nominees.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

●	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.
●	The Information Technology Steering Committee establishes technological strategies, makes technology investment decisions, and manages the implementation process.
●	The Asset Liability committee (“ALCO”) establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts.
●	The SOX 404 Compliance Committee has established the master plan for full documentation of the Company’s internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

We have available correspondent banking lines of credit through correspondent relationships totaling approximately $40.0 million and available secured borrowing lines of approximately $154.9 million with the FHLB. We have available lines of credit with the Federal Reserve Bank, totaling $16.7 million subject to certain collateral requirements. While these sources are expected to continue to provide significant amounts of liquidity in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided through cash flows generated through our operations.

Our liquid assets (cash, amounts due from banks, interest bearing deposits held at other banks, and available-for-sale securities) totaled $245.4 million or 25% of total assets at December 31, 2014, $275.2 million or 29% of total assets at December 31, 2013, and $242.4 million or 25% of total assets at December 31, 2012.

The Holding Company received $10.1 million in dividends from the Bank in 2014. Although the Holding Company expects to receive dividends from the Bank in the foreseeable future, there are restrictions on the Bank’s ability to pay dividends. As of January 1, 2015, the bank will be required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Company. See Item 1A Risk Factors and Note 20 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. We expect that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2015.

Other Borrowings

We actively use FHLB advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2014, the Company had one adjustable rate advance (tied to the London Interbank Offered Rate) maturing in less than one year. The advance did not contain call or put features. As of December 31, 2014, the Company had $75.0 million in FHLB advances outstanding compared to $75.0 million at December 31, 2013 and $125.0 million at December 31, 2012.

(Dollars in thousands)	2014	2013	2012
Securities sold under agreements to repurchase with a weighted average interest rate of 0.15% at December 31, 2012	$—	$—	$13,095
Federal Home Loan Bank of San Francisco borrowings with weighted average interest rates of 0.24%, 0.23% and 0.39% at December 31, 2014, 2013 and 2012 respectively	75,000	75,000	125,000
Total other borrowings at December 31,	$75,000	$75,000	$138,095

(Dollars in thousands)	2014	2013	2012
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$—	$15,625	$16,295
Average balance during the year	$—	$5,780	$14,246
Weighted average interest rate during year	—%	0.10%	0.17%
Federal Home Loan Bank of San Francisco borrowings:
Maximum outstanding at any month end	$75,000	$135,000	$125,000
Average balance during the year	$77,534	$109,679	$110,372
Weighted average interest rate during year	0.55%	(0.24)%	0.08%

The increase in the weighted average interest rate for FHLB borrowings for the year ended December 31, 2014 was primarily driven by the Company’s conclusion during the second quarter of 2014 that the remaining hedged forecasted interest costs from FHLB advances associated with the final two legs of a terminated forward starting interest rate swap were no longer probable. Accordingly, the remaining hedge gains recorded in other comprehensive income relating to the interest rate swap were immediately recognized in other noninterest income. Prior to this determination the Company had been reclassifying the hedge gains out of other comprehensive income into earnings as an adjustment to interest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Credit Risk Management

Credit risk arises from the inability of a customer to meet their repayment obligations. Credit risk exists in our outstanding loans, letters of credit, FHLB affordable housing grant sponsorship and unfunded loan commitments. We manage credit risk based on the risk profile of the borrower, repayment sources and the nature of underlying collateral given current events and conditions.

Commercial portfolio credit risk management

Commercial credit risk management begins with an assessment of the credit risk profile of each individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each commercial credit is assigned a risk grade and is subject to approval based on existing credit approval standards. Risk grading is a substantial factor in determining the adequacy of the ALLL.

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

Concentrations of credit risk

The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 72% and 70% of the Company’s gross loan portfolio at December 31, 2014 and December 31, 2013, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, as we witnessed with the deterioration in the residential development market since 2007, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Allowance for loan and lease losses

The ALLL represents management’s best estimate of probable losses in the loan portfolio. Within the allowance, reserves are allocated to segments of the portfolio based on specific formula components. Changes to the allowance for loan and lease losses are reported in the Consolidated Statements of Operations in the line item provision for loan and lease losses.

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

We make provisions to the ALLL on a regular basis through charges to operations that are reflected in our Consolidated Statements of Operations as provision for loan and lease loss expense. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged off loans are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular categories of the loan portfolio.

Various regulatory agencies periodically review our ALLL as an integral part of their examination process. Such agencies may require us to provide additions to the allowance based on their judgment of information available to them at the time of their examination. There is uncertainty concerning future economic trends. Accordingly, it is not possible to predict the effect future economic trends may have on the level of the provisions for loan and lease losses in future periods. The ALLL should not be interpreted as an indication that charge offs in future periods will occur in the stated amounts or proportions.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

Securities Portfolio

The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, and regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity are carried at cost adjusted for the accretion of discounts and amortization of premiums. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates, and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income, in a separate component of shareholders’ equity. Gain or loss on sale of securities is calculated on the specific identification method.

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

If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell security before recovery of the amortized cost basis, the entire amount of other-than-temporary impairment (“OTTI”) is recognized in earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

The ALCO Committee’s assessment of whether OTTI loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on the securities portfolio.

Allowance for Loan and Lease Losses

ALLL is based upon estimates of loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. Management reviews the ALLL on a monthly basis and conducts a formal assessment of the adequacy of the ALLL on a quarterly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are management's best estimate of the probable impact these changes have had on the loan portfolio as a whole. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the loan portfolio.

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

In projecting future taxable income, management develops assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. The Company files consolidated federal and combined state income tax returns.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

Management believes that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 23 Income Taxes in the Notes to Consolidated Financial Statements in this document for further detail on the Company’s income taxes.

Derivative Financial Instruments and Hedging Activities

In the normal course of business the Company is subject to risk from adverse fluctuations in interest rates. The Company manages this risk through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes.

The Company's objective in managing exposure to interest rate risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent on its access to these contracts in the financial markets.

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

The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. See Note 21 Derivatives in the Notes to Consolidated Financial Statements in this document for further detail on Derivative Financial Instruments and Hedging Activities.

Types of derivative transactions currently recorded by the Company as of December 31, 2014:

●

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in other comprehensive income and subsequently reclassified to earnings when earnings are realized on the hedged item. At December 31, 2014, the Company maintained a notional amount of $75.0 million in interest rate swap agreements which were in an aggregate unrealized loss position of $3.2 million.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 22 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the five years ended December 31, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Overview

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common shareholders was $5.5 million for the year ended December 31, 2014, compared to $7.7 million for the year ended December 31, 2013. Decreases in net interest income and increases in provision for loan and lease loss expense and noninterest expense were partially offset by increases in noninterest income and decreased provision for income taxes, compared to the same period a year ago.

Diluted earnings per share from operations were $0.41 for the year ended December 31, 2014 compared with $0.52 for the same period a year ago. This decrease in diluted earnings per share, primarily resulted from decreased earnings partially offset by decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share for all four quarters in 2014. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and our overall dividend pay-out ratio.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income from continuing operations was $7.9 million during the year ended December 31, 2013 compared to $7.6 million during the year ended December 31, 2012. Decreases in interest and fees on loans, and decreased gains on sales of investment securities, were substantially offset by decreased provisions for loan and lease losses and decreased funding costs, compared to the same period a year ago.

Net income attributable to the Holding Company increased $519 thousand to $7.9 million for the year ended December 31, 2013 compared with $7.4 million for the year ended December 31, 2012. During the year ended December 31, 2012, the Holding Company recognized a $144 thousand loss on discontinued operations relating to the disposition of our interest in our mortgage subsidiary, compared to $0 in the current period.

Net income available to common shareholders increased to $7.7 million for the year ended December 31, 2013, compared to $6.5 million for the year ended December 31, 2012. The increase was primarily attributable to a $680 thousand decrease in preferred stock dividends payable to the U.S. Treasury pursuant to the SBLF program as a result of increased qualified lending.

Diluted earnings per share from continued operations and discontinued operations were $0.52 and $0.00 for the year ended December 31, 2013 compared with $0.41 and $(0.01) for the same period a year ago, respectively. The increase in diluted earnings per share compared to the same period a year ago primarily resulted from a combination of decreased preferred stock cash dividends and decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and net income attributable to Bank of Commerce Holdings as shown in the Consolidated Statements of Operations incorporated in this document.

	2014	2013	2012	2011	2010
Return on average assets:
Income available to common shareholders	0.56%	0.81%	0.69%	0.69%	0.58%
Net income attributable to Bank of Commerce Holdings	0.58%	0.83%	0.78%	0.79%	0.69%
Return on average total equity:
Income available to common shareholders	5.40%	7.28%	5.87%	5.84%	5.52%
Net income attributable to Bank of Commerce Holdings	5.59%	7.47%	6.66%	6.71%	6.50%
Return on average common shareholders’ equity:
Income available to common shareholders	6.70%	8.97%	7.16%	7.16%	6.69%
Net income attributable to Bank of Commerce Holdings	6.95%	9.20%	8.12%	8.23%	7.88%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the years ended December 31, 2014, 2013 and 2012 was $32.6 million, $33.8 million and $35.1 respectively.

Interest income for the year ended December 31, 2014 was $36.7 million, a decrease of $568 thousand or 2% compared to the same period a year ago. The decrease in interest income was primarily driven by decreased yields in the loan portfolio and decreased volume in the investment securities portfolio, partially offset by increased volume in the loan portfolio and increased yield of investment securities. Decreases in loan portfolio yield resulted in a $1.9 million decrease in loan interest income partially offset by an increase of $1.4 million in loan interest income due to increased loan portfolio volume.

Interest income for the year ended December 31, 2013 was $37.3 million, a decrease of $3.1 million or 8% compared to the year ended December 31, 2012. The decrease in interest income was primarily driven by decreased volume and rates in the loan portfolio and decreased rates in the investment securities portfolio, partially offset by increased investment securities volume. Average loans decreased $53.0 million including a decrease in average nonaccruing loans of $9.5 million at December 31, 2013 compared to the year ended December 31, 2012. The decrease in average loans was primarily attributed to the $65.1 million decrease in a commercial secured borrowing line held with the Bank’s former mortgage subsidiary used to fund 1-4 family mortgage loan originations. The decrease in volume in the commercial secured borrowing line was primarily attributable to an increase in mortgage market interest rates.

Interest income recognized from the investment securities portfolio decreased $80 thousand during the year ended December 31, 2014 compared to the same period a year ago. The decrease in investment securities interest income was primarily attributable to decreased volume, partially offset by increased yields. Average securities balances and weighted average tax equivalent yields were $232.6 million and 3.46% compared to $250.3 million and 3.26% for 2014 and 2013, respectively.

Interest income recognized from the investment securities portfolio increased $225 thousand during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in investment securities interest income was primarily attributable to increased volume, partially offset by decreased yields. Average securities balances and weighted average tax equivalent yields were $250.3 million and 3.22% compared to $217.3 million and 3.55% for 2013 and 2012, respectively.

Interest expense for the year ended December 31, 2014 was $4.1 million, an increase of $614 thousand or 18% compared to the same period a year ago. During the second quarter of 2014 the Company concluded that the remaining hedged forecasted interest costs from FHLB advances associated with the final two legs of a terminated forward starting interest rate swap were no longer probable. Accordingly, the remaining hedge gains recorded in other comprehensive income relating to the interest rate swap were immediately recognized in other noninterest income. Prior to this determination the Company had been reclassifying the hedge gains out of other comprehensive income into earnings as an adjustment to interest expense. During the year ended December 31, 2014, the Company continued to benefit from the re-pricing of deposits, partially offset by increased deposit volume.

Interest expense during 2013 was $3.5 million a decrease of $1.7 million or 33% compared 2012. During 2013, the Company continued to benefit from the re-pricing of deposits, and significantly lower FHLB borrowings expense. The decrease in FHLB borrowing expense for the year ended December 31, 2013 was primarily driven by $600 thousand in gains reclassified from OCI and netted with FHLB interest expense, compared to $500 in reclassified gains during the year ended December 31, 2012. The reclassification of OCI is associated with a forward starting interest rate swap agreement executed as part of the Company’s interest rate risk hedging strategy. The additional gains reclassified in the year ended December 31, 2013 and 2012 resulted in 55 and 45 basis point declines in FHLB borrowing expense yields, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.63% for the year ended December 31, 2014, a decrease of 24 basis points as compared to the same period a year ago. The decrease in net interest margin resulted from a 19 basis point decline in tax equivalent yield on average earning assets and a 5 basis point increase in interest expense to average earning assets. Loan volumes have increased due to increased portfolio purchases and loan originations; however, the increase was offset by decreased yield in the loan portfolio. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining our net interest margin in the foreseeable future will continue to be challenging. Management plans to mitigate margin pressure going forward through organic loan growth, loan purchases, and active management of the securities portfolio within the Company’s accepted risk tolerance to maximize the yield on earning assets.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.86% for the year ended December 31, 2013, a decrease of 13 basis points as compared to the same period ended December 31, 2012. The decrease in net interest margin primarily resulted from a 32 basis point decline in yield on average earning assets, partially offset by a 19 basis point decrease in interest expense to average earning assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the years ended December 31, 2014, 2013 and 2012:

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest earning assets
Net loans [1,2]	$644,029	$29,464	4.57%	$612,819	$29,918	4.88%	$642,200	$33,148	5.16%
Tax-exempt securities [3]	83,973	3,842	4.58%	92,854	3,838	4.13%	81,714	3,528	4.32%
Taxable securities	148,606	4,203	2.83%	157,486	4,209	2.67%	135,615	4,195	3.09%
Interest bearing due from banks	56,466	490	0.87%	43,397	524	1.21%	48,712	595	1.22%
Federal funds sold	—	—	—%	—	—	—%	—	—	—%
Average earning assets	933,074	37,999	4.07%	906,556	38,489	4.25%	908,241	41,466	4.57%
Cash & due from banks	11,249			10,570			10,125
Bank premises	12,105			10,338			9,567
Other assets	37,497			26,838			24,249
Average total assets	$993,925			$954,302			$952,182

Interest bearing liabilities
Interest bearing demand	$272,383	471	0.17%	$244,125	485	0.20%	$203,342	610	0.30%
Savings deposits	91,108	228	0.25%	92,502	254	0.27%	89,789	394	0.44%
Certificates of deposit	259,462	2,608	1.01%	249,500	2,625	1.05%	285,574	3,697	1.29%
Repurchase agreements	—	—	—%	5,780	6	0.10%	14,246	24	0.17%
Other borrowings	92,999	785	0.84%	125,144	108	0.09%	125,839	504	0.40%
Average interest bearing liabilities	715,952	4,092	0.57%	$717,051	3,478	0.49%	$718,790	5,229	0.73%
Noninterest bearing demand	140,520			126,017			115,091
Other liabilities	35,089			5,041			7,033
Shareholders’ equity	102,364			106,193			111,268
Average liabilities and shareholders’ equity	$993,925			$954,302			$952,182
Net interest income and net interest margin		$33,907	3.63%		$35,011	3.86%		$36,237	3.99%

(1)	Average nonaccrual loans of $26.4 million, $35.8 million and $26.2 million, and average loans held-for-sale of $0, $0 and $41.1 million for the years 2014, 2013, and 2012 are included respectively.
(2)	Interest income on loans includes deferred loan fees and costs of approximately $270 thousand, $274 thousand, and $155 thousand for the years ended December 31, 2014, 2013 and 2012 respectively.
(3)

Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $1,306, $1,228 and $1,129 for the years 2014, 2013 and 2012, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2014 compared to 2013 and 2013 compared to 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2014 over 2013			2013 over 2012
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
(Decrease) increase in interest income:
Net loans	$1,428	$(1,882)	$(454)	$(1,434)	$(1,796)	$(3,230)
Tax-exempt securities [1]	(406)	410	4	460	(150)	310
Taxable securities	(251)	245	(6)	634	(620)	14
Interest bearing due from banks	113	(147)	(34)	(64)	(7)	(71)
Total increase (decrease)	884	(1,374)	(490)	(404)	(2,573)	(2,977)

Increase (decrease) in interest expense:
Interest bearing demand	49	(63)	(14)	81	(206)	(125)
Savings accounts	(3)	(23)	(26)	7	(147)	(140)
Certificates of deposit	100	(117)	(17)	(380)	(692)	(1,072)
Repurchase agreements	(6)	—	(6)	(9)	(9)	(18)
Other borrowings	(176)	853	677	(1)	(395)	(396)
Total increase (decrease)	(36)	650	614	(302)	(1,449)	(1,751)
Net increase (decrease)	$914	$(2,135)	$(1,221)	$(102)	$(1,122)	$(1,226)

(1)	Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

Noninterest Income

Noninterest income in 2014 was $4.3 million, an increase of $773 thousand or 22% compared to 2013. Noninterest income in 2013 was $3.5 million, a decrease of $3.1 million or 46%, compared to 2012. The following table presents the key components of noninterest income for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014 Compared to 2013				2013 Compared to 2012
			Change	Change			Change	Change
(Dollars in thousands)	2014	2013	Amount	Percent	2013	2012	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$186	$191	$(5)	(3)%	$191	$188	$3	2%
Payroll and benefit processing fees	508	484	24	5%	484	538	(54)	(10)%
Earnings on cash surrender value – life insurance	628	534	94	18%	534	470	64	14%
Gain (loss) on investment securities, net	(159)	995	(1,154)	(116)%	995	3,822	(2,827)	(74)%
Merchant credit card service income, net	104	129	(25)	(19)%	129	144	(15)	(10)%
Other income - hedge gain	1,617	—	1,617	100%	—	—	—	—%
Other income	1,431	1,209	222	18%	1,209	1,431	(222)	(16)%
Total noninterest income	$4,315	$3,542	$773	22%	$3,542	$6,593	$(3,051)	(46)%

Gains on the sale of investment securities decreased by $1.2 million, to a loss of $159 thousand for the year ended December 31, 2014, compared to gains of $995 thousand for the year ended 2013. During 2014, the Company purchased sixty-four securities with weighted average yields of 2.87%. During the same period the Company sold eighty-eight securities with weighted average yields 2.33%. Generally, securities purchased had relatively short durations with solid credit quality. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on gross realized gains and losses associated with the selling of securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Life insurance earnings increased $94 thousand for the year ended December 31, 2014 compared to the same periods a year ago. The increase was due to the purchase of additional policies during the three months ended June 30, 2014.

The major components of other income are fees earned on ATM transactions, online banking services, wire transfers, and FHLB dividends. The increase in current year compared to the same period a year ago is primarily driven by $1.6 million in gains recorded during the quarter ended June 30, 2014, as a result of the Company’s determination that the remaining hedged forecasted FHLB advances associated with the final two legs of the forward starting interest rate swap contracts were no longer probable. See Note 21 Derivatives in the Notes to Consolidated Financial Statements in this document for additional information on the Company’s derivatives. The increase in the current year was also due to $406 thousand in gain on the repayment of junior subordinated debentures. Changes in the other components of other income are a result of normal operating activities.

Noninterest Expense

Noninterest expense for the year ended December 31, 2014 was $26.4 million, an increase of $4.6 million or 21% compared to 2013. Noninterest expense for 2013 was $21.8 million, an increase of $570 thousand or 3% compared to 2012. The following table presents the key elements of noninterest expense for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014 Compared to 2013				2013 Compared to 2012
			Change	Change			Change	Change
(Dollars in thousands)	2014	2013	Amount	Percent	2013	2012	Amount	Percent
Noninterest expense:
Salaries & related benefits	$14,770	$12,035	$2,735	23%	$12,035	$11,030	$1,005	9%
Premise & equipment	2,784	2,205	579	26%	2,205	2,058	147	7%
Write down of other real estate owned	290	—	290	(100)%	—	425	(425)	(100)%
Federal Deposit Insurance Corporation insurance premium	798	725	73	10%	725	820	(95)	(12)%
Data processing fees	889	547	342	63%	547	421	126	30%
Professional service fees	1,527	1,241	286	23%	1,241	1,078	163	15%
Deferred compensation	458	179	279	156%	179	594	(415)	(70)%
Other - loss on termination of rate swap	—	503	(503)	(100)%	503	—	503	100%
Other - other non recurring expense	—	475	(475)	(100)%	475	—	475	100%
Other - loss on note to former subsidiary	1,392	—	1,392	100%	—	—	—	—%
Other - loss on sale of OREO	8	130	(122)	(94)%	130	1,096	(966)	(88)%
Other	3,518	3,749	(231)	(6)%	3,749	3,697	52	1%
Total noninterest expense	$26,434	$21,789	$4,645	21%	$21,789	$21,219	$570	3%

The increase in salaries and related benefits in the current and prior year was primarily driven by severance costs related to certain senior executive officers and an increase in the number of employees.

Occupancy and equipment expense increased by $579 thousand for 2014 or 26% compared to 2013. The increase in premise and equipment expense during the current year was due to due to increased rent expenses, furniture, fixture and equipment costs. The furniture, fixture and equipment costs are related to the expansion of the Sacramento Bank of Commerce branch, and the remodel of the Churn Creek branch and are below our capitalization threshold.

During 2014 management determined that there was further impairment on a commercial property and recorded a write down of the carrying value in the amount of $290 thousand. During 2012 a write down was recorded for the same commercial property in the amount of $425 thousand. There were no other write downs recorded for OREO during 2014 or 2013 a reflection that real estate values have generally begun to stabilize in our local markets. See Note 8 Other Real Estate Owned in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The increase in Federal Deposit Insurance Corporation (“FDIC”) assessments of $73 thousand or 10% to $798 thousand during the year ended December 31, 2014 was primarily due to adjustments recorded in 2013 to reverse prior period over accruals. Additional discussion on FDIC insurance assessments is provided in Item 1 of this document, under the heading Federal Deposit Insurance Premiums.

Data processing expense for the year ended December 31, 2014 was $889 thousand, an increase of $342 thousand or 63% compared to the same period a year ago. Data processing expense for the year ended December 31, 2013 was $547 thousand, an increase of $126 thousand or 30% compared to the year ended December 31, 2012. The increases in data processing expense in 2014 and 2013, are primarily driven by increases in software maintenance and licensing expenses. The Bank continues to strive to make improvements in network infrastructure and systems.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for 2014 were $1.5 million, an increase of $286 thousand or 23% compared to 2013. Professional service fees increased $163 thousand in 2013 compared to 2012. Increases in professional service fees for 2014 compared to 2013 and for 2013 compared to 2012 were primarily driven by increased fees and usage of external audit and professional services, and the recruitment of certain banking professionals.

Deferred compensation expense for the year ended December 31, 2014 was $458 thousand, an increase of $279 thousand compared to the same period a year ago. During the second quarter of 2013, the Company revised the Supplemental Executive Retirement Plan (SERP) and reversed a portion of the 2012 accrued deferred compensation expenses.

The major components of other noninterest expense not shown in the table above are utilities, stationary and supplies, Directors’, advertising and promotion. Changes the components of other noninterest expense are a result of normal operating activities.

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects the Company’s tax provision and the related effective tax rate for the periods indicated.

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Income tax provision - continuing operations	$1,580	$4,851	$3,522
Effective tax rate – continuing operations	21.62%	37.94%	31.78%

The Company’s effective income tax rate was 21.62%, 37.94%, and 31.78% for the years ended 2014, 2013, and 2012, respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from Low Income Housing Tax Credits (“LIHTC”). The difference between the statutory rate and the effective rate were magnified in the year ended December 31, 2014 as non-taxable income and tax credits remained relatively level while pre-tax earnings decreased 43% compared to the prior year.

During 2014 the Company experienced a significant decline in the effective tax rate. During 2014, tax exempt interest derived from the Company's municipal securities portfolio represented a significant portion of the Company’s pre-tax income. Furthermore, the Company benefited from tax credits derived from investments in affordable housing projects. See Note 24 Qualified Affordable Housing Project Investments in these Notes to Consolidated Financial Statements for further details regarding the Company's investments in affordable housing projects. During 2015, the Company expects pre-tax income to increase, however tax exempt interest should remain relatively consistent with 2014. As such, barring any unforeseen material events, the Company's effective tax rate will increase to a level that is more in line with prior periods.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

FINANCIAL CONDITION

Balance Sheet

As of December 31, 2014, the Company had total consolidated assets of $997.2 million, net loans of $650.2 million, ALLL of $10.8 million, total deposits of $789.0 million, and shareholders’ equity of $103.6 million.

The Company continued to maintain a strong liquidity position during the reporting period. As of December 31, 2014, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $43.9 million. The Company also held certificates of deposits with other financial institutions in the amount of $14.5 million.

Available-for-sale investment securities totaled $187.0 million at December 31, 2014, compared with $216.6 million at December 31, 2013. The Company’s available-for-sale investment portfolio provides the Company a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During 2014, the Company purchased sixty-four securities with a par value of $77.3 million and weighted average yield of 2.87% and sold eighty-eight securities with a par value of $90.3 million and weighted average yield of 2.33%. The sales activity resulted in $159 thousand in net realized loss for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company’s securities purchases were focused on moderate term maturities, taking advantage of the steepness of the yield curve, which moderates the Company’s exposure to rising interest rates, while still providing an acceptable yield. Sales were focused on longer term municipal and corporate bonds, as well as mortgage-backed and asset-backed securities with extended cash flows or with a high probability of cash flows extending as interest rates increase.

Overall, management’s investment strategy reflects the continuing expectation of rising rates across the yield curve. Management continues to actively seek out opportunities to reduce the overall duration of the portfolio and accelerate cash flows. This strategy could entail recognizing small losses within the portfolio to meet these longer term objectives.

At December 31, 2014, the Company’s net unrealized gains on available-for-sale securities were $2.6 million compared with $3.7 million net unrealized loss at December 31, 2013. The favorable change in net unrealized gains resulted primarily from increases in the fair values of the Company’s municipal bond, and US government securities portfolios, caused by declines in long-term interest rates.

The Company recorded gross loan balances of $660.9 million at December 31, 2014, compared with $598.0 million at December 31, 2013, an increase of $62.9 million. The increase in gross loans during the year ended December 31, 2014 was driven by strong organic loan originations and the purchase of wholesale loan pools. During 2014, the Company purchased $42.2 million and $18.5 million in consumer and SBA loan pools, respectively. See Note 6, Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

The decrease in the ALLL primarily resulted from $5.8 million in charge offs related to three significant borrowing relationships partially offset by $3.2 million in provision to the ALLL. The loans associated with these three borrowers were collateral dependent, were adequately reserved for at December 31, 2013, and were subsequently charged-off during the second quarter of 2014. The Company continued to monitor credit quality during the period, and adjust the ALLL accordingly. As such, the Company made $ 3.2 million additional provision for loan and lease losses during 2014, compared with $2.8 million during 2013. The Company’s ALLL as a percentage of portfolio loans was 1.64% and 2.37% as of December 31, 2014, and December 31, 2013, respectively.

Net charge offs were $6.5 million during the year ended December 31, 2014, compared with net recoveries of $319 thousand during the same period a year ago. The charge offs in the current year were primarily focused in three separate relationships. The first included $3.4 million in charge offs of Commercial and Industrial loans. The second included $1.4 million in charge offs of Commercial Real Estate and Farmland loans and the third included $1.0 million in charge offs of Commercial Real Estate loans. The loans charged off for these three relationships were collateral dependent loans that were adequately reserved for at December 31, 2013.

Despite the charge offs related to these three loans during the year ended December 31, 2014, the trend in asset quality of the Company’s loan portfolio improved relative to fiscal years 2013 and 2012. Management is cautiously optimistic that continuing improvements in local and national economic conditions combined with focused collection efforts will cause the Company’s impaired assets to continue to decrease. The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values and the effects of relatively high unemployment levels in our local markets. Additionally the majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Accordingly, management will continue to work diligently to identify and dispose of problematic assets which could lead to an elevated level of charge offs. At December 31, 2014, management believes the Company’s ALLL is adequately funded given the current level of credit risk.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $8.1 million to $21.7 million, or 3.28% of total loans, as of December 31, 2014, compared to $29.8 million, or 4.98% of total loans as of December 31, 2013. Past due loans as of December 31, 2014 increased to $18.7 million, compared to $6.9 million as of December 31, 2013. The increase in past due loans was primarily attributable to increases in the past due commercial and commercial real estate portfolios related to one relationship that was included in nonaccrual loan balances at December 31, 2013. The increase in past due loans was partially offset by decreases in past due loans in the residential loan portfolio. Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

The Company’s OREO balance at December 31, 2014 was $502 thousand compared to $913 thousand at December 31, 2013. The net decrease in OREO was primarily driven by the write down of $290 thousand and related sale of a commercial land property for $464 thousand sold in the third quarter of 2014. The decrease was partially offset by an increase in the number of residential 1-4 family properties transferred to OREO. See Note 8, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions.

Total deposits as of December 31, 2014 were $789.0 million compared to $746.3 million at December 31, 2013, an increase of $42.7 million or 6%. During the year ended December 31, 2014, increases in noninterest bearing demand and interest bearing demand accounts were partially offset by decreases in savings and time deposit accounts.

The Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced and completed in 2014 and 2,000,000 common shares under two separate plans announced and completed in 2013. As such, the weighted average number of dilutive common shares outstanding decreased by 1,443,826 and 1,404,165 shares during the years ended December 31, 2014 and 2013 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

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

Available-for-sale investment securities totaled $187.0 million at December 31, 2014, compared with $216.6 million at December 31, 2013. Purchases of available-for-sale securities of $79.9 million were offset by sales of $93.7 million, pay downs of $20.2 million, amortization of net purchase price premiums of $1.8 million, and an increase in fair value of $5.5 million. During 2014, the Company purchased sixty-three available-for-sale securities and sold eighty-eight securities.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk, many of which are pledged as collateral for the bank’s local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $36.8 million at December 31, 2014, compared with $36.7 million at December 31, 2013. During 2014, purchases of $244 thousand of held-to-maturity securities were offset by $177 thousand net discount accretion and $312 thousand of calls and maturities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table presents the investment securities portfolio by classification and major type as of December 31, for each of the last three years:

(Dollars in thousands)	2014	2013	2012
Available-for-sale securities (1)
U.S. government & agencies	$6,393	$6,264	$2,946
Obligations of state and political subdivisions	54,363	59,209	58,484
Mortgage backed securities and collateralized mortgage obligations	47,015	62,991	51,530
Corporate securities	37,734	48,230	61,556
Commercial mortgage backed securities	10,389	10,472	4,324
Other asset backed securities	31,092	29,474	18,514
Total	$186,986	$216,640	$197,354

Held-to-maturity securities (1)
Obligations of state and political subdivisions	$36,806	$36,696	$31,483

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2014:

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities
U.S. government & agencies	$—	—%	$5,351	2.98%	$1,000	2.00%	$—	—%	$6,351	2.82%
Obligations of state and political subdivisions	202	1.79%	5,269	2.64%	15,301	3.17%	31,857	2.89%	52,629	2.94%
Mortgage backed securities and collateralized mortgage obligations	462	(2.05)%	35,955	2.97%	10,108	2.53%	202	0.65%	46,727	2.82%
Corporate securities	1,007	3.27%	18,178	2.73%	16,583	2.94%	1,624	2.50%	37,392	2.83%
Commercial mortgage backed securities	—	—%	—	—%	1,110	2.07%	9,292	3.14%	10,402	3.02%
Other asset backed securities	—	—%	—	—%	627	2.04%	30,269	2.82%	30,896	2.81%
Total	$1,671	1.62%	$64,753	2.88%	$44,729	2.87%	$73,244	2.88%	$184,397	2.86%

Held-to-maturity securities
Obligations of state and political subdivisions	$241	0.84%	$1,486	2.38%	$15,422	3.04%	$19,657	3.07%	$36,806	3.01%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Loans and Portfolio Concentrations

We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. We manage our credit risk through various diversifications of our loan portfolio and the application of sound underwriting policies and procedures and credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California; repayment is expected from the borrower’s business cash flows or cash flows from real estate investments.

The Company recorded gross loan balances of $660.9 million at December 31, 2014, compared with $598.0 million at December 31, 2013, an increase of $62.9 million. The increase in gross loans during the year ended December 31, 2014 was driven by strong organic loan originations and the purchase of wholesale loan pools. During 2014, the Company purchased $42.2 million and $18.5 million in consumer and SBA loan pools, respectively.The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

	As of December 31,
(Dollars in thousands)	2014	%	2013	%	2012	%	2011	%	2010	%
Commercial	$153,957	23%	$170,429	29%	$232,276	34%	$148,095	25%	$136,727	22%
Real estate – construction loans	30,099	5%	18,545	3%	16,863	3%	26,064	4%	43,319	7%
Real estate – commercial (investor)	215,114	33%	205,384	34%	211,318	32%	219,864	38%	216,030	36%
Real estate – commercial (owner occupied)	115,389	17%	83,976	14%	75,085	11%	65,885	11%	68,055	11%
Real estate – ITIN loans	52,830	8%	56,101	9%	60,105	9%	64,833	11%	70,585	12%
Real estate – mortgage	13,156	2%	14,590	2%	18,452	3%	19,679	3%	19,299	3%
Real estate – equity lines	44,981	7%	45,462	8%	45,181	7%	44,445	7%	47,845	8%
Consumer	35,210	5%	3,472	1%	4,422	1%	5,283	1%	6,775	1%
Other	162	—%	36	—%	349	—%	224	—%	301	—%
Gross loans	660,898	100%	597,995	100%	664,051	100%	594,372	100%	608,936	100%
Deferred loan fees, net	157		303		312		37		(90)
Loans, net of deferred fees and costs	661,055		598,298		664,363		594,409		608,846
Allowance for loan and lease losses	10,820		14,172		11,103		10,622		12,841
Net loans	$650,235		$584,126		$653,260		$583,787		$596,005

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of December 31, 2014, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Dollars in thousands)	Year	Five Years	Years	Total
Commercial	$62,856	$54,258	$36,843	$153,957
Real estate - construction loans	10,591	12,333	7,175	30,099
Real estate - commercial (investor)	20,994	32,572	161,548	215,114
Real estate - commercial (owner occupied)	4,744	24,414	86,231	115,389
Real estate - ITIN loans	—	—	52,830	52,830
Real estate - mortgage	890	1,015	11,251	13,156
Real estate - equity lines	2,142	4,227	38,612	44,981
Consumer	27,592	1,206	6,412	35,210
Other	—	162	—	162
Gross loans	$129,809	$130,187	$400,902	$660,898
Loans due after one year with:
Fixed rates		$58,253	$104,187	$162,440
Variable rates		71,934	296,715	368,649
Total		$130,187	$400,902	$531,089

Loans with unique credit characteristics

On April 17, 2009, the Company transferred cash and certain nonperforming loans (without recourse) to a third party in exchange for the acquisition of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

As of December 31, 2014, and December 31, 2013, the specific ITIN ALLL allocation represented approximately 1.58% and 1.30% of the total outstanding principal, respectively.

On March 12, 2010, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of residential mortgage home equity loans and lines of credit (Arrow loan pool) with a par value of $22.0 million. Past due Arrow loans are treated as an exception to the Banks past due loan policy, the Bank charges off any loans that are more than 90 days past due. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual and believes that charging the loan off at the time it becomes impaired would be more conservative than placing it in nonaccrual status.

At December 31, 2014 the Arrow loan pool consisted of 290 loans with an average principal balance of approximately $32 thousand. As of December 31, 2014, and December 31, 2013, the specific Arrow ALLL allocation represented approximately 5.44% and 3.83% of the total outstanding principal, respectively.

Purchased Loans

The loan portfolio includes purchased loan pools, purchased participations and loans originated by the Bank. Additional information regarding the accounting for purchased loans can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document. Additional information regarding the individual purchased loan pools can be found in Note 6 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table presents a summary of the purchased loans at December 31, 2014 and 2013.

	For The Years Ended
	December 31,
(Dollars in thousands)	2014		2013
Loan Pool	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
ITIN	$52,830	8%	$56,101	9%
Service Finance	26,216	4%	—	—%
SBA 504	18,100	3%	—	—%
Commercial participations	15,891	2%	15,894	3%
Arrow	9,137	1%	10,542	2%
Solar	5,948	1%	—	—%
Total purchased loans	$128,122	19%	$82,537	14%

Asset Quality

Nonperforming Assets

The Company’s loan portfolio is heavily concentrated in real estate, and a significant portion of the borrowers’ ability to repay the loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate secured loans could increase the risk of loss in the loan portfolio of the Company in a market of declining real estate values. Furthermore, declining real estate values negatively impact holdings of OREO.

Deterioration of the California real estate market has had an adverse effect on the Company’s business, financial condition, and results of operations. The residential development and construction markets have yet to fully recover from their depressed states experienced during the economic recession. Consequently, our loan portfolio continues to reflect an elevated level of nonperforming loans which have resulted in elevated provisions to the ALLL. Management has taken steps to ensure the proper funding of the ALLL. Given the current business environment, management’s top focus is on credit quality, expense control, and bottom line net income. All of these are affected either directly or indirectly by the Company’s management of its asset quality.

We manage asset quality and control credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan portfolio, prevailing economic conditions and other factors.

Our loan portfolio continues to be impacted by the repercussions from the economic recession. Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $21.7 million or 3.28% of total portfolio loans as of December 31, 2014, as compared to $29.8 million, or 4.98% of total loans, at December 31, 2013. Of the $21.7 million in nonperforming loans as of December 31, 2014, $12.9 million or 59% was attributable to five relationships. Nonperforming assets, which include nonperforming loans and OREO, totaled $22.2 million, or 2.22% of total assets as of December 31, 2014 compared with $30.7 million, or 3.23% of total assets as of December 31, 2013.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by the Company’s Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional provision for loan and lease loss or charge offs from the date they become known.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. At the time of foreclosure, OREO is recorded at fair value less costs to sell (“cost”), which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table summarizes our nonperforming assets as of December 31 for each of the last five years:

(Dollars in thousands)	As of December 31,
Nonperforming Assets	2014	2013	2012	2011	2010
Commercial	$5,112	$6,527	$2,935	$49	$2,302
Real estate construction
Commercial real estate construction	—	—	—	—	100
Residential real estate construction	—	—	—	106	242
Total real estate construction	—	—	—	106	342
Real estate mortgage
ITIN 1-4 family loan pool	4,647	6,895	9,825	10,332	9,538
1-4 family, closed end 1st lien	2,135	1,322	1,805	4,474	1,166
1-4 family revolving	24	513	—	353	97
Total real estate mortgage	6,806	8,730	11,630	15,159	10,801
Commercial real estate	9,696	14,539	24,008	6,104	7,066
Consumer	35	—	—	—	—
Total nonaccrual loans	21,649	29,796	38,573	21,418	20,511
90 days past due and still accruing	23	—	—	95	—
Total nonperforming loans	21,672	29,796	38,573	21,513	20,511
Other real estate owned	502	913	3,061	3,731	2,288
Total nonperforming assets	$22,174	$30,709	$41,634	$25,244	$22,799
Nonperforming loans to total loans	3.28%	4.98%	5.81%	3.62%	3.37%
Nonperforming assets to total assets	2.22%	3.23%	4.25%	2.68%	2.43%

As of December 31, 2014, nonperforming assets of $22.2 million have been written down by 28% or $6.2 million from their original balance of $37.4 million.

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

Loans are reported as troubled debt restructurings when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of December 31, 2014, the Company had $23.5 million in troubled debt restructurings compared to $33.4 million as of December 31, 2013. As of December 31, 2014, the Company had one hundred eighteen restructured loans that qualified as troubled debt restructurings, of which ninety-seven were performing according to their restructured terms. Troubled debt restructurings represented 3.55% of gross loans as of December 31, 2014, compared with 5.59% at December 31, 2013.

At December 31, 2014 and December 31, 2013, impaired loans of $9.2 million and $8.8 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2014. As of December 31, 2014, there were $7.9 million of ITINs which were classified as TDRs, of which $2.4 million were on nonaccrual status.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The following table sets forth a summary of the Company’s restructured loans that qualify as troubled debt restructurings for each of the last five years:

(Dollars in thousands)	As of December 31,
Troubled Debt Restructurings	2014	2013	2012	2011	2010
Accruing troubled debt restructurings
Commercial	$1,485	$63	$523	$—	$—
Commercial real estate:
Construction	—	—	—	—	2,804
Other	1,698	3,864	4,598	14,590	3,621
Residential:
1-4 family	5,462	4,303	2,934	2,870	6,029
Home equities	579	598	561	423	214
Total accruing troubled debt restructurings	9,224	8,828	8,616	17,883	12,668
Nonaccruing troubled debt restructurings
Commercial	2,136	6,458	50	49	1,618
Commercial real estate:
Construction	—	—	—	80	225
Other	9,397	14,024	10,658	6,105	7,066
Residential:
1-4 family	2,662	4,114	5,342	7,184	3,068
Consumer	35	—	—	—	—
Total nonaccruing troubled debt restructurings	14,230	24,596	16,050	13,418	11,977
Total troubled debt restructurings
Commercial	3,621	6,521	573	49	1,618
Commercial real estate:
Construction	—	—	—	80	3,029
Other	11,095	17,888	15,256	20,695	10,687
Residential:
1-4 family	8,124	8,417	8,276	10,054	9,097
Home equities	579	598	561	423	214
Consumer	35	—	—	—	—
Total troubled debt restructurings	$23,454	$33,424	$24,666	$31,301	$24,645

Percentage of gross loans	3.55%	5.59%	3.71%	5.27%	4.05%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2014 decreased $3.4 million to $10.8 million compared to $14.2 million at December 31, 2013. During the year the provisions for loan and lease losses were $3.2 million. Net charge offs of $6.5 million for the year ended December 31, 2014, compared to net recoveries of $319 thousand for the same period a year ago. The increase in net charge offs and the decrease in the ALLL primarily resulted from charge offs related to three significant borrowing relationships totaling $5.8 million. The loan losses associated with these three borrowers were collateral dependent, were adequately reserved for at December 31, 2013, and were subsequently charged off during the second quarter of 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated credit losses. The Company evaluates post-acquisition historical credit losses on purchased loans, credit default discounts on purchased loans, and other data to evaluate the likelihood of realizing the recorded investment of purchased loans. Management establishes allocations of the ALLL for any estimated deficiency. The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:

(Dollars in thousands)	2014	2013	2012	2011	2010
Beginning balance allowance for loan and lease losses	$14,172	$11,103	$10,622	$12,841	$11,207
provision for loan and lease loss charged to expense	3,175	2,750	9,400	8,991	12,850
Loans charged off	(7,319)	(2,770)	(9,862)	(12,483)	(12,089)
Loan loss recoveries	792	3,089	943	1,273	873
Ending balance allowance for loan and lease losses	10,820	14,172	11,103	10,622	12,841

Nonaccrual loans at period end:
Commercial	5,112	6,527	2,935	49	2,302
Construction	—	—	—	106	342
Commercial real estate	9,696	14,539	24,008	6,104	7,066
Residential real estate	6,782	8,217	11,630	14,806	10,704
Consumer	35	—	—	—	—
Home equity	24	513	—	353	97
Total nonaccrual loans	21,649	29,796	38,573	21,418	20,511
Accruing troubled-debt restructured loans
Commercial	1,485	63	523	—	—
Construction	—	—	—	—	2,804
Commercial real estate	1,698	3,864	4,598	14,590	3,621
Residential real estate	5,462	4,303	2,934	2,870	6,243
Home equity	579	598	561	423	—
Total accruing restructured loans	9,224	8,828	8,616	17,883	12,668

All other accruing impaired loans	535	3,517	471	472	737
Total impaired loans	31,408	42,141	47,660	39,773	33,916

Gross loans outstanding at period end	$660,898	$597,995	$664,051	$594,372	$608,936

Ratio of allowance for loan and lease losses to total loans	1.64%	2.37%	1.67%	1.79%	2.11%
Allowance for loan and lease losses to nonaccrual loans at period end	49.98%	47.56%	28.78%	49.59%	62.61%
Nonaccrual loans to total loans	3.28%	4.98%	5.81%	3.60%	3.37%

As of December 31, 2014, impaired loans totaled $31.4 million, of which $21.6 million were in nonaccrual status. Of the total impaired loans, $10.1 million or one hundred and twenty-four were ITIN loans with an average balance of approximately $82 thousand. The remaining impaired loans consist of seventeen commercial loans, ten commercial real estate loans, seven residential mortgages, one consumer loan and twelve home equity loans. All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this can be accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non collateral dependant loans the Company establishes a specific component within the ALLL based on the present value of the future cash flows. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL.

At December 31, 2014, impaired loans had a corresponding valuation allowance of $1.6 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2013, the total recorded investment in impaired loans was $42.1 million, with a corresponding valuation allowance of $5.0 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The Company realized net charge offs of $6.5 million for the year ended December 31, 2014 compared with net recoveries of $319 thousand in the prior year. Management does not feel that the increase in net charge offs in the current year is indicative of a trend as the increase in net charge offs and the decrease in the ALLL allocation is primarily due to chargeoffs related to three significant borrowing relationships. The first relationship included $3.4 million in chargeoffs of Commercial and Industrial loans and the second included $1.4 million in chargeoffs of Commercial Real Estate and Farmland loans. The third included $1.0 million in chargeoffs for three Commercial Real Estate loans. The loans charged off for these three relationships were collateral dependent loans that were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014. Management has individually evaluated each impaired loan and believes that the remaining loan portfolio including past due loans is properly risk graded and that the reserve level and allocations are appropriate at December 31, 2014.

The commercial real estate and commercial loan portfolio’s continue to be influenced by weak real estate values, the effects of relatively high unemployment levels in our local markets, and overall sluggish economic conditions. Although past due loans as of December 31, 2014 increased to $18.7 million, compared to $6.9 million as of December 31, 2013, overall credit quality improved as nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $5.3 million during the same period. The increase in past due loans was primarily due to four relationships which represent 62% or $11.6 million of the past due loans at December 31, 2014. Management continues to work diligently to identify and dispose of problematic assets, which could lead to an elevated level of charge offs.

The following table sets forth the allocation of the ALLL and percent of loans in each category to total loans (excluding deferred loan fees) for each of the five years ended December 31.

	2014		2013		2012		2011		2010
		% Loan		% Loan		% Loan		% Loan		% Loan
(Dollars in thousands)	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
Balance at end of period applicable to:
Commercial	$3,551	33%	$7,057	50%	$4,168	38%	$2,773	26%	$4,185	33%
Commercial real estate:
Construction	388	4%	173	1%	184	2%	617	6%	1,271	10%
Other	4,438	41%	2,611	18%	2,599	23%	3,179	30%	2,629	20%
Residential:
1-4 family	987	9%	1,685	12%	2,126	19%	2,040	19%	2,930	23%
Home equities	684	6%	808	6%	1,209	11%	1,650	16%	1,631	13%
Consumer	450	4%	35	—%	28	—%	33	—%	46	—%
Unallocated	322	3%	1,803	13%	789	7%	330	3%	149	1%
Total allowance for loan and lease losses	$10,820	100%	$14,172	100%	$11,103	100%	$10,622	100%	$12,841	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2014, the unallocated allowance amount represented 3% of the ALLL, compared to 13% at December 31, 2013. The decrease in the unallocated portion of the allowance during the year ended December 31, 2014 is primarily due to $3.4 million in charge offs of Commercial and Industrial loans for one borrowing relationship and $1.4 million in charge offs of Commercial Real Estate and Farmland loans for a second borrowing relationship. The loans were previously recorded as TDRs that were adequately reserved for at December 31, 2013, and subsequently charged off during the second quarter of 2014. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of the current business and economic conditions, credit risk, and depressed collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Deposits

Total deposits as of December 31, 2014 were $789.0 million compared to $746.3 million at December 31, 2013, an increase of $42.7 million or 6%. The increase in deposits was primarily driven by a $24.8 million increase in interest bearing demand accounts and a $23.6 million increase in noninterest bearing accounts, partially offset by a $3.7 million decrease in certificates of deposits.

The following table presents the deposit balances by major category as of December 31 for the last two years.

	2014		2013
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing	$157,557	20%	$133,984	18%
Interest bearing demand	298,160	38%	273,390	37%
Savings	88,569	11%	90,442	12%
Time, $100,000 or greater	204,103	26%	201,340	27%
Time, less than $100,000	40,646	5%	47,137	6%
Total	$789,035	100%	$746,293	100%

The following table sets forth the distribution of our average daily balances and their respective yields for the periods indicated.

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Interest bearing demand	$138,547	0.16%	$115,342	0.19%	$80,337	0.30%
Savings	91,108	0.25%	92,502	0.27%	89,789	0.44%
Money market accounts	133,836	0.19%	128,783	0.20%	123,005	0.30%
Certificates of deposit	259,462	1.01%	249,500	1.05%	285,574	1.29%
Interest bearing deposits	622,953	0.53%	586,127	0.57%	578,705	0.81%
Noninterest bearing deposits	140,520		126,017		115,091
Average total deposits	763,473		712,144		693,796

Average other borrowings	$92,999	2.34%	$130,924	0.09%	$140,085	0.38%

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of December 31, 2014:

(Dollars in thousands)	2014
Maturing in:
Three months or less	$31,166
Three through six months	27,549
Six through twelve months	45,381
Over twelve months	100,007
Total	$204,103

The Company has an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our Bank to provide FDIC deposit insurance on balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of the Bank’s CDARS and ICS deposits are reciprocal.

The Bank has filed quarterly regulatory reports which listed brokered deposits of $97.9 million and $70.3 million at December 31, 2014 and December 31, 2013, respectively. $75.0 million and $59.9 million at year end 2014 and 2013, respectively were obtained through the services of a deposit broker. Deposits which utilize the CDARS and ICS programs and which management does not consider brokered totaled $85.4 million and $53.2 million at December 31, 2014 and December 31, 2013, respectively. Of these totals, at December 31, 2014 and December 31, 2013, there were no time deposits equal to or greater than the $250,000 fully insured under current deposit insurance limits.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Borrowings

The Bank had outstanding term debt with a carrying value of $75.0 million at December 31, 2014. Advances from the FHLB amounted to 100% of the total term debt and are secured by investment securities, commercial real estate loans, and residential mortgage loans. The FHLB advance has a floating contractual interest rate of 0.24% and matures in 2015.

Junior Subordinate Debentures

Bank of Commerce Holdings Trust

During March 2003, the Holding Company participated in a private placement to an institutional investor of $5.0 million of fixed rate trust preferred securities (the “Trust Preferred Securities”) through a newly formed wholly-owned Delaware trust affiliate, Bank of Commerce Holdings Trust (the “Trust”). The Trust simultaneously issued $155 thousand common securities to the Holding Company. The Trust Preferred Securities paid distributions on a quarterly basis at three month LIBOR plus 3.30%. The rate increase was capped at 2.75% annually and the lifetime cap was 12.5%. The final maturity on the Trust Preferred Securities was April 7, 2033, and the covenants allowed for redemption after five years on the quarterly payment date.

The proceeds from the sale of the Trust Preferred Securities were used by the Trust to purchase from the Holding Company the aggregate principal amount of $5.2 million of the Holding Company’s junior subordinate debentures (the "Notes"). The net proceeds to the Holding Company from the sale of the Notes to the Trust were distributed to the Bank for general corporate purposes, including funding the growth of the Bank’s various financial services. The proceeds from the Notes qualified as Tier 1 capital under Federal Reserve Board guidelines.

During December 2014, the Company paid $4.6 million in complete satisfaction of the Notes. Simultaneously the Trust redeemed the Trust Preferred Securities by distributing $4.6 million to the institutional investor. The transaction resulted in a gain of $406 thousand and a $155 thousand reduction of the Holding Company’s common stock investment in Trust.

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a private placement to an institutional investor of $10.0 million of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. The distributions paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 1.58%. The effective interest rate at December 31, 2014 was 1.81%. The final maturity on the Trust Preferred Securities is September 15, 2035, and the covenants allow for redemption at the Holding Company’s option during any quarter until maturity.

The proceeds from the sale of the Trust Preferred Securities were used by the Trust II to purchase from the Holding Company the aggregate principal amount of $10.3 million of the Holding Company’s junior subordinate debentures (the "Notes"). The net proceeds to the Holding Company from the sale of the Notes to the Trust II were partially distributed to the Bank for general corporate purposes, including funding the growth of the Bank’s various financial services. The proceeds from the Notes qualified as Tier 1 capital under Federal Reserve Board guidelines.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3% of total deposits at December 31, 2014 and 3% at December 31, 2013. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $154.9 million as of December 31, 2014; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $16.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three additional financial institutions totaling $40.0 million at December 31, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. The Bank paid $10.1 million in dividends to the Holding Company during the year ended December 31, 2014. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2015, the bank will be required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $10.3 million (issued amount) of outstanding junior subordinated debentures. As of December 31, 2014, the Holding Company did not have any other borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $14.0 million for the year ended December 31, 2014. The material differences between cash provided by operating activities and net income consisted of non-cash items including a $3.2 million provision for loan and lease losses, $1.7 million of net amortization of investment premiums and discount accretion, and $1.3 million in depreciation.

Net cash used of $45.9 million by investing activities consisted principally of $60.7 million in loan pool purchases, $9.4 million in net loan originations, and $5.0 million purchase of life insurance partially offset by $33.9 million in net proceeds from maturity purchase and sale of available-for-sale investment securities.

Net cash of $31.8 million provided by financing activities consisted principally of a net $46.5 million increase in demand deposit and savings accounts partially offset by $4.6 million repayment of junior subordinated debentures and $4.6 million in purchases of common stock.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of December 31, 2014.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of December 31, 2014, are presented in the following table.

			Well	Minimum
(Dollars in thousands)	Capital	Actual Ratio	Capitalized Requirement	Capital Requirement
The Holding Company
Leverage	$113,963	11.59%	n/a	4.00%
Tier 1 risk-based	$113,963	13.91%	n/a	4.00%
Total risk-based	$124,217	15.16%	n/a	8.00%

The Bank
Leverage	$113,640	11.57%	5.00%	4.00%
Tier 1 risk-based	$113,640	13.89%	6.00%	4.00%
Total risk-based	$123,885	15.14%	10.00%	8.00%

On July 2, 2013, the federal banking regulators approved the Final Rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework. The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with the FinalRules phased in on January 1, 2019.

The Final Rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio which increased from 2.0% to 4.5% on January 1, 2015. After adding the capital conservation buffer of 2.5%, the CET1 requirement is effectively 7.0% by January 1, 2019. The Final Rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 and will total 8.5% by January 1, 2019 when the capital conservation buffer is included.

The Final Rules also provide for a number of adjustments to and deductions from the new CET1, as well as changes to the calculation of risk-weighted assets which is expected to focus bank regulatory capital on tangible common equity. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Final Rules, the effects of certain accumulated other comprehensive items are not excluded; however, banks with less than $15 billion in total consolidated assets, may make a one-time permanent election to continue to exclude these items. The Holding Company and the Bank have made this election in order to reduce market volatility on its regulatory capital levels. In addition, the Final Rules provides for more restrictive rules on deductions from CET1 for mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities which are subject to a 10% individual threshold and a 15% aggregate threshold based on a bank’s CET1.

Based on management’s review and analysis of The Final Rules, management believes that the Holding Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules on a fully phased in basis.

Total shareholders’ equity at December 31, 2014 was $103.6 million, compared to shareholder’s equity of $101.8 million reported at December 31, 2013. During year ended December 31, 2014, the increase in shareholders’ equity due to income from operations and increased other comprehensive income was partially offset by the repurchase of common stock.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

On September 28, 2011, the Holding Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Holding Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

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

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. This increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Management is currently evaluating options for repayment of the stock.

Series B Preferred Stock dividends are not cumulative, but the Holding Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Holding Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20.0 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Holding Company’s Board of Directors.

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

The Holding Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Holding Company’s primary federal banking regulator.

Periodically, the Board of Directors authorizes the Holding Company to repurchase shares. Share repurchase announcements are published in press releases and SEC 8-K filings. Typically we do not give any public notice before repurchasing shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, market conditions and legal considerations. These factors can change at any time and there can be no assurance as to the number of shares repurchased or the timing of the repurchases. Our policy has been to repurchase shares under the safe harbor conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases.

On January 16, 2013, the Holding Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding common shares over a twelve-month period. The stock repurchase plan authorized the Holding Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Holding Company repurchased and subsequently retired 662,977 common shares during the three months ended March 31, 2013.

On August 21, 2013, the Holding Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding common shares over a twelve-month period. The stock repurchase plan authorized the Holding Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Holding Company repurchased and subsequently retired 1,000,000 common shares during the year ended December 31, 2013.

On March 20, 2014, the Holding Company announced that its Board of Directors had authorized the purchase of up to 700,000 or 5% of its outstanding common shares over a twelve-month period. The stock repurchase plan authorizes the Holding Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warrant such purchases. Pursuant to the stock repurchase plan, the Holding Company repurchased and subsequently retired 700,000 common shares during the six months ended June 30, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

During the year ended December 31, 2014 and, 2013 respectively, the Holding Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter plus an additional special cash dividend of $0.02 during the quarter ended September 30, 2013. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

Cash dividends and Payout Ratios per Common Share

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31:

	2014	2013	2012
Dividends declared per common share	$0.12	$0.14	$0.12
Dividend payout ratio	29%	27%	30%

Off-Balance Sheet Arrangements

Information regarding Off-Balance Sheet Arrangements is included in Note 15, Commitments and Contingencies in the Notes to Consolidated Financial Statements in this document.

Concentration Of Credit Risk

Information regarding Concentration of Credit Risk is included in Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

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

Some of our directors, officers and principal shareholders of the Company and their associates were customers of and had banking transactions with the Bank in the ordinary course of business during 2014 and the Bank expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in our opinion did not involve more than a normal risk of collectability or present other unfavorable features.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Balance at beginning of year	$10,961	$13,765
New loan additions	2,962	6
Advances on existing lines of credit	19,628	21,139
Principal repayments	(21,252)	(22,554)
Reclassification	1,355	(1,395)
Balance at end of year	$13,654	$10,961

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Impact of Inflation

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2014 on the financial statements have not been material.

Contractual Obligations as Of December 31, 2014:

The following table presents a summary of significant contractual obligations as of December 31, 2014, and maturing as indicated:

	Less Than			More Than	Indeterminate
(Dollars in thousands)	One Year	1 - 3 Years	3 – 5 Years	5 Years	Maturity (1)	Total
Deposits (1)	$133,167	$65,115	$40,367	$6,100	$544,286	$789,035
Federal Home Loan Bank of San Francisco borrowings	75,000	—	—	—	—	75,000
Preferred stock – Series B	—	20,000	—	—	—	20,000
Junior subordinated debentures (2)	—	—	—	10,310	—	10,310
Operating lease obligations	562	1,093	766	1,187	—	3,608
Total	$208,729	$86,208	$41,133	$17,597	$544,286	$897,953

(1)	Represents interest bearing and noninterest bearing checking, money market, savings and time accounts
(2)	Represents the issued amount of all junior subordinated debentures.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rates. The risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our banking business, our asset liability management process, and credit risk mitigation activities. Traditional loan and deposit products are reported at amortized cost for assets or the amount owed for liabilities. These positions are subject to changes in economic value based on varying market conditions. Interest rate risk is the effect of changes in economic value of our loans and deposits, as well as our other interest rate sensitive instruments and is reflected in the levels of future income and expense produced by these positions versus levels that would be generated by current levels of interest rates. We seek to mitigate interest rate risk as part of the asset liability management process.

Interest rate risk represents the most significant market risk exposure to our financial instruments. Our overall goal is to manage interest rate sensitivity so that movements in interest rates do not adversely affect net interest income. Interest rates risk is measured as the potential volatility in our net interest income caused by changes in market interest rates. Lending and deposit gathering creates interest rate sensitive positions on our balance sheet. Interest rate risk from these activities as well as the impact of ever changing market conditions is mitigated using the asset liability management process. We do not operate a trading account and do not hold a position with exposure to foreign currency exchange or commodities. We face market risk through interest rate volatility.

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

The simulation model used includes measures of the expected re-pricing characteristics of administered rate (interest bearing demand, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 400 to - 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.

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

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given a change in the federal funds rate of 100, 200, 300 or 400 basis points up or down. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2014, indicate the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 325 basis point declines in the federal funds rate was $600 thousand, $1.3 million, $1.8 million and $1.9 million respectively. At December 31, 2013, the estimated annualized reduction in net interest income attributable to a 100, 200, 300 and 325 basis point decline in the federal funds rate was $658 thousand, $979 thousand, $1.2 million and $1.2 million respectively.

The Federal Reserve currently has the federal funds rate targeted between zero and twenty five basis points. Accordingly, the Company is focused on the effects of interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2014, indicate the estimated annualized increase in net interest income attributable to a 100, 200, and 300 basis point increases in the federal funds rate was $482 thousand, $739 thousand, and $262 thousand respectively. The model also shows an annualized decrease in net interest income attributable to a 400 basis point increase in the fed funds rate of $1.6 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

The model utilized by management to create the analysis described in the preceding paragraphs uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The ALCO has established a policy limitation to interest rate risk of -28% of net interest income and -30% of the present value of equity. The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.

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

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Dollars in thousands)	Months	One Year	Five Years	Years	Total
Interest earning assets
Total AFS securities	$37,139	$15,253	$69,875	$64,720	$186,986
Total other investments	48,772	—	11,048	25,758	85,578
Total gross loans	156,409	159,889	285,450	59,307	661,055
Total earning assets	242,320	175,142	366,373	149,785	$933,620

Interest bearing liabilities
Total demand – interest	298,160	—	—	—	$298,160
Total savings accounts	88,569	—	—	—	88,569
Total certificates of deposit	39,901	99,366	105,482	—	244,749
Total borrowings	10,310	75,000	—	—	85,310
Total interest bearing deposits and borrowings	$436,939	$174,366	$105,482	$—	$716,788

Re-pricing GAP	$(194,619)	$776	$260,890	$149,785	$216,832
Cumulative re-pricing GAP	$(194,619)	$(193,843)	$67,047	$216,832

Gap ratio	0.55	1.00	3.47	N/A	1.30
Cumulative gap ratio	0.55	0.68	1.09	1.30

Gap as % of earning assets	(21)%	—%	28%	16%	23%
Cumulative GAP as % of earning assets	(21)%	(21)%	7%	23%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Management’s Discussion and Analysis

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bank of Commerce Holdings

We have audited the accompanying Consolidated Balance Sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Commerce Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California
March 10, 2015

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

To the Shareholders:

Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations

Management of Bank of Commerce Holdings and its subsidiaries (“the Company”) is responsible for preparing the Company’s annual consolidated financial statements in accordance with generally accepted accounting principles. Management is also responsible for establishing and maintaining internal control over financial reporting, including controls over the preparation of regulatory financial statements, and for complying with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions. The Company’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management has assessed the Company’s internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2014. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31,2014 , the Company maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that the Company complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2014.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in thousands)	2014	2013
ASSETS
Cash and due from banks	$43,949	$38,369
Interest bearing due from banks	14,473	20,146
Total cash and cash equivalents	58,422	58,515

Securities available-for-sale, at fair value	186,986	216,640
Securities held-to-maturity, at amortized cost	36,806	36,696

Loans, net of deferred fees and costs	661,055	598,298
Allowance for loan and lease losses	(10,820)	(14,172)
Net loans	650,235	584,126

Premises and equipment, net	12,295	10,893
Other real estate owned	502	913
Life insurance	21,844	16,216
Deferred tax asset, net	10,231	11,653
Other assets	19,871	20,690
Total assets	$997,192	$956,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Demand - noninterest bearing	$157,557	$133,984
Demand - interest bearing	298,160	273,390
Savings accounts	88,569	90,442
Certificates of deposit	244,749	248,477
Total deposits	789,035	746,293

Federal Home Loan Bank of San Francisco borrowings	75,000	75,000
Junior subordinated debentures	10,310	15,465
Other liabilities	19,245	17,797
Total liabilities	893,590	854,555

COMMITMENTS AND CONTINGENICES (NOTE 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 in 2014 and 20,000 in 2013	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 17,017,267 issued; 13,294,777 outstanding as of December 31, 2014 and 13,977,005 outstanding as of December 31, 2013	23,891	28,304
Retained earnings	59,867	55,944
Accumulated other comprehensive (loss), net of tax	(87)	(2,392)
Total shareholders’ equity	103,602	101,787
Total liabilities and shareholders’ equity	$997,192	$956,342

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

(Amounts in thousands, except per share information)	2014	2013	2012
Interest income:
Interest and fees on loans	$29,464	$29,918	$33,148
Interest on taxable securities	4,203	4,198	4,195
Interest on tax-exempt securities	2,536	2,610	2,399
Interest on interest bearing due from banks	490	535	595
Total interest income	36,693	37,261	40,337
Interest expense:
Interest on demand deposits	471	485	610
Interest on savings deposits	228	254	394
Interest on certificates of deposit	2,608	2,625	3,697
Interest on other borrowings	785	114	528
Total interest expense	4,092	3,478	5,229
Net interest income	32,601	33,783	35,108
Provision for loan and lease losses	3,175	2,750	9,400
Net interest income after provision for loan and lease losses	29,426	31,033	25,708
Noninterest income:
Service charges on deposit accounts	186	191	188
Payroll and benefit processing fees	508	484	538
Earnings on cash surrender value – life insurance	628	534	470
(Loss) gain on investment securities, net	(159)	995	3,822
Merchant credit card service income, net	104	129	144
Other income	3,048	1,209	1,431
Total noninterest income	4,315	3,542	6,593
Noninterest expense:
Salaries and related benefits	14,770	12,035	11,030
Premise and equipment	2,784	2,205	2,058
Write down of other real estate owned	290	—	425
Federal Deposit Insurance Corporation insurance premium	798	725	820
Data processing fees	889	547	421
Professional service fees	1,527	1,241	1,078
Deferred compensation	458	179	594
Other	4,918	4,857	4,793
Total noninterest expense	26,434	21,789	21,219
Income from continuing operations before provision for income taxes	7,307	12,786	11,082
Provision for income taxes	1,580	4,851	3,522
Net income from continuing operations	$5,727	$7,935	$7,560
Discontinued Operations:
Income from discontinued operations	$—	$—	$535
Income tax expense associated with income from discontinued operations	—	—	331
Net income from discontinued operations	—	—	204
Less: income from discontinued operations attributable to noncontrolling interest	—	—	348
Net (loss) income from discontinued operations attributable to controlling interest	—	—	(144)
Net income attributable to Bank of Commerce Holdings	5,727	7,935	7,416
Less: Preferred dividends and accretion on preferred stock	200	200	880
Income available to common shareholders	$5,527	$7,735	$6,536
Basic earnings per share attributable to continuing operations	$0.41	$0.52	$0.41
Basic earnings per share attributable to discontinued operations	$—	$—	$(0.01)
Average basic shares	13,475	14,940	16,344
Diluted earnings per share attributable to continuing operations	$0.41	$0.52	$0.41
Diluted earnings per share attributable to discontinued operations	$—	$—	$(0.01)
Average diluted shares	13,520	14,964	16,344

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)	2014	2013	2012
Net income from continuing operations	$5,727	$7,935	$7,560
Available-for-sale securities:
Unrealized gains (losses) arising during the period	6,129	(5,645)	6,045
Available-for-sale reclassification to held-to-maturity (net of tax expenses of $345)	—	—	(494)
Reclassification adjustments for net loss (gains) realized in earnings (net of tax benefit (expense) of $73, $(411) and $(1,573) for 2014, 2013 and 2012, respectively)	105	(587)	(2,249)
Income tax (expense) benefit related to unrealized gains (losses)	(2,523)	2,323	(2,488)
Net change in unrealized gains (losses)	3,711	(3,909)	814

Held-to-maturity securities:
Held-to-maturity reclassification from available-for-sale (net of tax expense of $345)	—	—	494
Accretion of held-to-maturity other comprehensive income to municipal yield	(91)	(91)	(38)
Net change in unrealized gains	(91)	(91)	456

Derivatives:
Unrealized (losses) gains arising during the period	(333)	691	(2,489)
Reclassification adjustments for net gain realized in earnings (net of tax benefit of $782, $40 and $120 for 2014, 2013 and 2012 respectively)	(1,118)	(57)	(292)
Income tax benefit (expense) related to unrealized (losses) gains	136	(284)	1,024
Net change in unrealized (losses) gains	(1,315)	350	(1,757)
Other comprehensive (loss) income, net of tax	2,305	(3,650)	(487)
Total comprehensive income from continuing operations	8,032	4,285	7,073
Income from discontinued operations	—	—	535
Income tax expense from discontinued operations	—	—	331
Less: net income from discontinued operations attributable to noncontrolling interest	—	—	348
Comprehensive income – Bank of Commerce Holdings	$8,032	$4,285	$6,929

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2012, 2013 and 2014

(Dollars and shares in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss) Net of Tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
Balance at January 1, 2012	$19,931	16,991	$43,115	$45,671	$1,745	$110,462	$3,128	$113,590
Net income from continuing operations	—	—	—	7,560	—	7,560	—	7,560
Net income from discontinued operations	—	—	—	204	—	204	—	204
Less: income from noncontrolling interests of discontinued operations, net of tax	—	—	—	(348)	—	(348)	348	—
Other comprehensive loss, net of tax	—	—	—	—	(487)	(487)	—	(487)
Comprehensive income	—	—	—	—	—	6,929	—	7,277
Disposition of noncontrolling interest	—	—	—	—	—	—	(3,476)	(3,476)
Preferred stock dividend	—	—	—	(880)	—	(880)	—	(880)
Repurchase of common stock	—	(1,019)	(4,305)	—	—	(4,305)	—	(4,305)
Common cash dividend ($0.12 per share)	—	—	—	(1,946)	—	(1,946)	—	(1,946)
Compensation expense associated with stock options	—	—	61	—	—	61	—	61
Balance at December 31, 2012	$19,931	15,972	$38,871	$50,261	$1,258	$110,321	$—	$110,321

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Continued)

(Dollars and shares in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss) Net of Tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
Balance at January 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	—	—	$110,321
Net income from continuing operations	—	—	—	7,935	—	—	—	7,935
Other comprehensive loss, net of tax	—	—	—	—	(3,650)	—	—	(3,650)
Comprehensive income	—	—	—	—	—	—	—	4,285
Preferred stock dividend	—	—	—	(200)	—	—	—	(200)
Repurchase of common stock	—	(2,000)	(10,614)	—	—	—	—	(10,614)
Common cash dividend ($0.14 per share)	—	—	—	(2,052)	—	—	—	(2,052)
Restricted stock granted	—	1	—	—	—	—	—	—
Common stock issued under employee plans and related tax benefit	—	4	17	—	—	—	—	17
Compensation expense associated with stock options	—	—	30	—	—	—	—	30
Balance at December 31, 2013	$19,931	13,977	$28,304	$55,944	$(2,392)	—	—	$101,787

(Dollars and shares in thousands)	Preferred Amount	Common Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comp- Income (Loss) Net of Tax	Subtotal Bank of Commerce Holdings	Noncontrolling Interest Subsidiary	Total
Balance at January 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	—	—	$101,787
Net income from continuing operations	—	—	—	5,727	—	—	—	5,727
Other comprehensive income, net of tax	—	—	—	—	2,305	—	—	2,305
Comprehensive income	—	—	—	—	—	—	—	8,032
Preferred stock dividend	—	—	—	(200)	—	—	—	(200)
Repurchase of common stock	—	(700)	(4,562)	—	—	—	—	(4,562)
Common cash dividend ($0.12 per share)	—	—	—	(1,604)	—	—	—	(1,604)
Common stock issued under employee plans and related tax benefit	—	14	66	—	—	—	—	66
Stock options exercised		3	23				—	23
Compensation expense associated with stock options	—	—	60	—	—	—	—	60
Balance at December 31, 2014	$19,931	13,294	$23,891	$59,867	$(87)	—	—	$103,602

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income from continuing operations	$5,727	$7,935	$7,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,175	2,750	9,400
Provision for unfunded commitments	—	200	150
Provision for depreciation and amortization	1,320	993	874
Compensation expense associated with stock options	60	31	61
Gross proceeds from sales of loans held-for-sale, carried at cost	—	—	437,940
Gross originations of loans held-for-sale, carried at cost	—	—	(410,699)
Net loss (gain) on sale of securities available-for-sale	159	(995)	(3,822)
Amortization of investment premiums and accretion of discounts, net	1,662	1,153	321
Amortization of held-to-maturity fair value adjustments	(155)	(155)	(65)
Loss on sale of other real estate owned	8	130	1,096
Write down of other real estate owned	290	—	425
Gain on sale of fixed assets	7	6	4
(Gain) on repayment of junior subordinated debentures	(406)	—	—
(Increase) in deferred income taxes	(191)	(1,130)	(2,143)
(Increase) in cash surrender value of life insurance	(628)	(709)	(384)
(Increase) decrease in other assets	(946)	(5,145)	(495)
Increase (decrease) in deferred compensation	1,388	(115)	566
Decrease (increase) in deferred loan fees	146	9	(275)
Increase in other liabilities	2,398	4,970	120
Decrease in assets from discontinued operations	—	—	16,453
Decrease in liabilities and equity from discontinued operations	—	—	(12,408)
Net cash provided by operating activities	14,014	9,928	44,679

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	20,248	12,059	24,907
Proceeds from sale of available-for-sale securities	93,545	103,303	112,149
Purchases of available-for-sale securities	(79,852)	(141,573)	(143,990)
Proceeds from maturities and payments of held-to-maturity securities	311	57	—
Purchases of held-to-maturity securities	(244)	(5,151)	(12,653)
Loan (originations), net of principal repayments	(9,449)	64,790	(67,560)
Purchase of loan pools	(60,670)	—	—
Cash paid for low income housing investments	(2,371)	—	—
Net purchase of Federal Home Loan Bank of San Francisco stock	(1,198)	—	—
Purchase of premises and equipment, net	(2,729)	(2,156)	(1,313)
Proceeds from the sale of other real estate owned	802	3,603	5,387
Proceeds from settlement of note to former mortgage subsidiary	686	—	—
Purchase of life insurance	(5,000)	—	(5,000)
Payments to derivative counterparties for the termination of interest rate swaps	—	(503)	—
Proceeds from sale of mortgage subsidiary	—	—	321
Net cash (used in) provided by investing activities	(45,921)	34,429	(87,752)

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)	2014	2013	2012
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$46,470	$51,386	$60,944
Net (decrease) in certificates of deposit	(3,728)	(6,145)	(28,196)
Net decrease in securities sold under agreements to repurchase	—	(13,095)	(684)
Advances on term debt	250,000	900,000	659,000
Repayment of term debt	(250,000)	(950,000)	(643,000)
Repayment of subordinated debentures	(4,629)	—	—
Repurchase of common stock	(4,562)	(10,614)	(4,305)
Cash dividends paid on common stock	(1,626)	(2,111)	(1,988)
Cash dividends paid on preferred stock	(200)	(347)	(945)
Proceeds from stock options exercised	23	16	—
Stock issued under employee and director stock purchase plan	66	—	—
Net cash provided by (used in) financing activities	31,814	(30,910)	40,826
Net (decrease) increase cash and cash equivalents	(93)	13,447	(2,247)
Cash and cash equivalents at beginning of year	58,515	45,068	47,315
Cash and cash equivalents at end of year	$58,422	$58,515	$45,068

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)	2014	2013	2012
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$419	$7,859	$5,563
Interest	$4,192	$4,123	$6,868
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$689	$1,585	$6,238

Changes in unrealized gain on investment securities available-for-sale	$6,307	$(6,648)	$1,586
Changes in net deferred tax asset related to changes in unrealized gain on investment securities	(2,596)	2,739	(653)
Changes in accumulated other comprehensive income due to changes in unrealized (loss) gain on investment securities	$3,711	$(3,909)	$933

Changes in unrealized (gain) loss on derivatives	$(333)	$691	$(2,489)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	136	(284)	1,024
Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$(197)	$407	$(1,465)

Reclassification of earnings from gains on derivatives	$(1,900)	$(304)	$(500)
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	782	247	208
Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$(1,118)	$(57)	$(292)

Reclassification of fair value adjustment to investment securities held-to-maturity	$—	$—	$839
Accretion of held-to-maturity from other comprehensive income to interest income	(155)	(155)	(65)
Changes in deferred tax related to accretion of held-to-maturity investment securities	64	64	27
Changes in deferred tax asset related to reclassification of fair value adjustment to investment securities held-to-maturity	—	—	(345)
Changes in accumulated other comprehensive income due to reclassification adjustment to investments held-to-maturity	$(91)	$(91)	$456

Reclassification of securities available-for-sale to held-to-maturity	$—	$—	$18,797
Supplemental disclosures of non cash financing activities:
Cash dividend declared on common stock and payable after period-end	$399	$419	$479
Cash dividend declared on preferred stock and payable after period-end	$50	$50	$196

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Business Oversight (“CDBO”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates three full service offices in Redding, and one in Roseville, California.

The Bank conducts a general commercial banking business in the counties of El Dorado, Placer, Shasta, Sacramento, and Tehama, California. The Company considers Northern California to be the major market area of the Bank. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including checking, interest bearing demand, savings and money market deposit accounts; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services, electronic banking activities, and payroll processing. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

During the period of May 2009 through June 2012, the Holding Company owned a controlling interest in a full service mortgage company (Bank of Commerce Mortgage). On August 31, 2012 with an effective date of June 30, 2012, the Holding Company sold its entire ownership interest in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. See Note 25 Discontinued Operations in these Notes to Consolidated Financial Statements, for further details relating to the sale of the mortgage subsidiary.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. As indicated in Note 25, Discontinued Operations, in these Notes to the Consolidated Financial Statements, the Company’s results discussed in the Consolidated Financial Statements reflect results from continuing operations unless otherwise noted.

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2013, the Company had two wholly-owned trusts (“Trusts”) formed in 2003 and 2005 to issue trust preferred securities and related common securities. During the year ended December 31, 2014, the Company redeemed $5.2 million of junior subordinated debentures from Bank of Commerce Holdings Trust for net cash payment of $4.6 million resulting in a gain on extinguishment of debt recorded in other income of $406 thousand and a reduction of the common stock investment in trusts of $155 thousand. Accordingly, as of December 31, 2014, the Company had one wholly-owned trust

The Trusts were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Subsequent events – The Company has evaluated events and transactions subsequent to December 31, 2014 for potential recognition or disclosure.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks, including interest bearing deposits in correspondent banks, and the Federal Reserve Bank, and federal funds sold. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.

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

Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income (loss) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in other comprehensive income (loss), and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security.

During August of 2012, the Company transferred certain available-for-sale securities to the held-to-maturity category. Management determined that it had the positive intent to hold these securities for an indefinite period of time, due to their relatively higher yields, relatively lower coupons, longer maturities and, in some instances, their community reinvestment act qualifications. The securities transferred had a total amortized cost of $18.0 million, fair value of $18.8 million and unrealized gross gains of $874 thousand and unrealized gross losses of $35 thousand at the time of transfer. The net unrealized gain of $839 thousand which was recorded in other comprehensive income net of tax is amortized over the life of the securities as an adjustment to yield. The Company did not have any transfers in or out of the various securities classifications for the year ended December 31, 2014 or 2013.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in other comprehensive income (loss) will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. For the year ended December 31, 2014 the Company recognized an impairment of $22 thousand for three securities that were sold in January of 2015. The fair values for the securities are classified as Level 1 fair value measurement in Note 22, Fair Value Measurements in these Notes to Consolidated Financial Statements. For the years ended December 31, 2013, and 2012, the Company did not recognize impairment losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans – Loans are stated at the principal amounts outstanding, net of deferred loan fees, deferred loan costs, and the ALLL. Interest on loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized over the contractual life of the loans as an adjustment of their yield.

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

One exception to the 90 days past due policy for nonaccruals is the Bank’s pool of home equity loans and lines that were purchased from a private equity firm. For this specific home equity loan pool, the Bank will charge off any loans that go more than 90 days past due. Management believes that at the time these loans become 90 days past due, it is likely that the Company will not collect the remaining principal balance on the loan. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual.

Purchased Loans -Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date.

Allowance for Loan and Lease Losses – The adequacy of the ALLL is monitored on a regular basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all impaired loans; historical charge off and recovery experience; and other pertinent information.

The Bank performs regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company’s risk rating methodology assigns risk ratings ranging from 1 to 8, where a higher rating represents higher risk. The 8 risk rating categories are a primary factor in determining an appropriate amount for the ALLL. The Bank’s Chief Credit Officer (CCO) is responsible for, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Board of Directors reviews and approves the ALLL quarterly. The CCO reviews and approves loans recommended for impaired status. The CCO also approves removing loans from impaired status.

The Bank has divided the loan portfolio into sub-categories of similar type loans. Each category is assigned an historical loss factor and additional qualitative factors. The sub-categories are also further segmented by risk rating. Each risk rating is assigned an additional loss factor to account for the additional risk in those loans with higher risk levels.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the CCO who reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan when using the cash flow method, we recognize this impairment reserve as a specific component to be provided for in the ALLL. If the value of the impaired loan is less than the recorded investment in the loan when using the collateral dependent method, or we charge off the impaired balance. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated ALLL.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by unstable real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

As adjustments to the ALLL become necessary, they are reported in earnings in the periods in which they become known as a charge to the provision for loan and lease losses. Loans, or portions thereof, deemed uncollectible are charged to the ALLL. Recoveries on loans previously charged-off, are added to the ALLL.

Management believes that the ALLL was adequate as of December 31, 2014. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 71% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Repercussions from the recent economic recession have negatively impacted aspects of our loan portfolio, and have led to increased levels of nonperforming loans, charge offs, and the ALLL. While real estate market conditions are generally improving, a prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Reserve for Unfunded Commitments – A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon the category of loan, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates.

These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on loan commitments previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities line item of the Consolidated Balance Sheets. See Note 15, Commitment and Contingencies in these Notes to Consolidated Financial Statements for additional disclosures on the reserve for unfunded commitments.

Property and Equipment – Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other noninterest income or other noninterest expense in the Consolidated Statements of Operations, respectively.

Other Real Estate Owned –represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs.

Subsequent valuation adjustments are recognized under the line item write down of other real estate owned in the Consolidated Statements of Operations. Revenue and expenses incurred from OREO property are recorded in noninterest income or noninterest expense, in the Consolidated Statements of Operations, respectively. In some instances, the Bank may make loans to facilitate the sale of OREO. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

In projecting future taxable income, management develops assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. The Company files consolidated federal and combined state income tax returns.

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. Management believes that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 23, Income Taxes in these Notes to Consolidated Financial Statements for more information on income taxes.

Derivative Financial Instruments and Hedging Activities – The Company uses derivative instruments for risk management purposes. Presently, all of the Company’s derivative instruments are designated in qualifying hedge accounting relationships, however at certain times, the Company has maintained derivative instruments that have not qualified for hedge accounting or were not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. Additionally, we generally report derivative financial instruments on a gross basis. However, in certain instances we report our position on a net basis where we have asset and liability derivative positions with a single counterparty, we have a legally enforceable right of offset, and we intend to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 21, Derivatives in these Notes to Consolidated Financial Statements.

At the inception of a hedging relationship, we designate each qualifying derivative financial instrument as either a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or; as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We formally document all relationships between hedging instruments and hedged items and risk management objectives for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income (loss), as a component of equity, and recognized in the Consolidated Statements of Operations when the hedged cash flows affect earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, as a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings.

Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as hedges under GAAP are reported in current period earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Discontinued Operations – The results of discontinued operations, less applicable income taxes, are reported as a separate component of income in the Consolidated Statements of Operations. Adjustments to amounts previously reported in discontinued operations that are directly related to the disposal of a component of an entity in a prior period would be classified separately in the current period in discontinued operations. In addition, the nature and amount of such adjustments would be disclosed. The assets and liabilities of discontinued operations are presented separately in the other asset and other liability line items, respectively, of the Consolidated Balance Sheets. See Note 25, Discontinued Operations in these Notes to Consolidated Financial Statements for further disclosures regarding discontinued operations.

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about the Company’s products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company’s operating segments is the manner in which management operates the business. As of December 31, 2014, the Company operated under one primary business segment: Commercial Banking.

Share Based Payments – The Company has one active stock-based compensation plan that provides for the granting of stock options and restricted stock to eligible employees and directors. The 2010 Equity Incentive Plan (“the Plan”) was approved by the Company’s shareholders on May 15, 2010.

The Plan provides for awards of incentive and nonqualified stock options and restricted stock, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory stock options (“NSOs”), or restricted stock to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant and for a term of no more than ten years, and generally become exercisable over five years from the date of the grant. Additional disclosure of the payment activity and shares available for future grants is available in Note 18, Shareholders’ Equity, in these Notes to the Consolidated Financial Statements.

In accordance with FASB ASC 718, Stock Compensation, we recognize in the Consolidated Statements of Operations the grant-date fair value of stock options, restricted stock and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using the following assumptions:

●	Volatility represents the historical volatility in the Company’s common stock price, for a period consistent with the expected life of the option.
●	Risk free rate was derived from the U.S. Treasury rate at the time of the grant, which coincides with the expected life of the option.
●	Expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant.
●	Annual dividend rate is the ratio of the expected annual dividends to the Company’s common stock price on the grant date.
●	Assumed forfeiture rate is derived from historical data for option forfeiture rates within the valuation model.
●

Expected life is estimated based on the history of the Company’s stock option holders and expectations regarding future forfeitures giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2014 and 2013. There were no new option grants for the year ended December 31, 2012.

	2014	2013
Volatility	27.37%	26.65%
Risk free interest rate	1.68%	1.40%
Expected dividends	$0.14	$—
Annual dividend rate	2.22%	—%
Assumed forfeiture rate	—	—
Expected life	7	7

Earnings per Share - Earnings per share is an important measure of the Company’s performance for investors and other users of financial statements. Certain of our securities, such as preferred stock, restricted stock and stock options, permit the holders to become common shareholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of earnings per share figures inherent in the Company’s capital structure, we are required to present a dual presentation of earnings per share - basic earnings per share and diluted earnings per share.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

The Company presents both basic and diluted earnings per share from continuing operations and discontinued operations on the face of the Consolidated Statements of Operations. In addition, detailed presentation of the earnings per share calculation is provided in Note 26, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

Advertising Costs – For the years ended December 31, 2014, 2013, and 2012, advertising costs were $90 thousand, $110 thousand, and $157 thousand respectively. Advertising costs were expensed as incurred.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the Consolidated Statements of Operations, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the ASU to have a material impact on the Company’s Consolidated Financial Statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. For example, the presence of a fixed-price, noncontingent redemption option held by the investor in a convertible preferred stock contract is not, in and of itself, determinative in the evaluation of whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument. Rather, the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the ASU to have a material impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted update using either a modified retrospective transition method or a prospective transition method. The Company does not expect the ASU to have a material impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. The amendments in this Update are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has implemented the proportional amortization method according to the guidance and the impact has been immaterial.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank maintains compensating balances with two primary correspondent banks, which totaled $550 thousand at December 31, 2014 and 2013.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2014, and December 31, 2013:

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities
U.S. government & agencies	$6,351	$58	$(16)	$6,393
Obligations of state and political subdivisions	52,629	1,788	(54)	54,363
Residential mortgage backed securities and collateralized mortgage obligations	46,727	457	(169)	47,015
Corporate securities	37,392	475	(133)	37,734
Commercial mortgage backed securities	10,402	60	(73)	10,389
Other asset backed securities	30,896	393	(197)	31,092
Total	$184,397	$3,231	$(642)	$186,986
Held-to-maturity securities
Obligations of state and political subdivisions	$36,806	$712	$(400)	$37,118

	As of December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities
U.S. government & agencies	$6,580	$—	$(316)	$6,264
Obligations of state and political subdivisions	60,370	672	(1,833)	59,209
Residential mortgage backed securities and collateralized mortgage obligations	64,026	318	(1,353)	62,991
Corporate securities	48,836	282	(888)	48,230
Commercial mortgage backed securities	10,828	24	(380)	10,472
Other asset backed securities	29,717	388	(631)	29,474
Total	$220,357	$1,684	$(5,401)	$216,640
Held-to-maturity securities
Obligations of state and political subdivisions	$36,696	$36	$(2,707)	$34,025

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2014, are shown below.

	Available-For-Sale		Held-To-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
One year or less	$1,671	$1,699	$241	$241
One year through five years	64,753	65,423	1,486	1,500
Five years through ten years	44,729	45,310	15,422	15,587
After ten years	73,244	74,554	19,657	19,790
Total	$184,397	$186,986	$36,806	$37,118

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual.

The Company held $50.2 million in securities with safekeeping institutions for pledging purposes as of December 31, 2014. Of this amount, $17.8 million were pledged as of December 31, 2014. The following table presents the fair market value of the securities held, segregated by purpose, as of December 31, 2014:

(Dollars in thousands)	Amount
Public funds collateral	$24,655
Federal Home Loan Bank of San Francisco borrowings	22,053
Interest rate swap contracts	3,533
Total securities held for pledging purposes	$50,241

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2014, 2013 and 2012:

	For Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Proceeds from sales of securities	$93,545	$103,303	$112,149

Gross realized gains on sales of securities:
U.S. government & agencies	32	—	—
Obligations of state and political subdivisions	268	261	2,710
Residential mortgage backed securities and collateralized mortgage obligations	102	250	594
Corporate securities	317	1,022	464
Commercial mortgage backed securities	4	—	43
Other asset backed securities	73	52	195
Total gross realized gains on sales of securities	$796	$1,585	$4,006
Gross realized losses on sales of securities
U.S. government & agencies	$(114)	$(100)	$—
Obligations of state and political subdivisions	(209)	(215)	—
Residential mortgage backed securities and collateralized mortgage obligations	(570)	(199)	(158)
Corporate securities	(8)	(29)	(16)
Commercial mortgage backed securities	(32)	—	(10)
Other asset backed securities	(22)	(47)	—
Total gross realized losses on sales of securities	$(955)	$(590)	$(184)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses at December 31, 2014, and December 31, 2013. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities
U.S. government & agencies	$—	$—	$1,269	$(16)	$1,269	$(16)
Obligations of states and political subdivisions	3,952	(34)	2,078	(20)	6,030	(54)
Residential mortgage backed securities and collateralized mortgage obligations	10,193	(66)	5,365	(103)	15,558	(169)
Corporate securities	7,058	(36)	6,542	(97)	13,600	(133)
Commercial mortgage backed securities	4,912	(14)	1,542	(59)	6,454	(73)
Other asset backed securities	4,891	(16)	6,088	(181)	10,979	(197)
Total temporarily impaired securities	$31,006	$(166)	$22,884	$(476)	$53,890	$(642)
Held-to-maturity securities
Obligations of states and political subdivisions	$1,556	$(14)	$12,726	$(386)	$14,282	$(400)

	As of December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities
U.S. government & agencies	$5,446	$(147)	$819	$(168)	$6,265	$(316)
Obligations of states and political subdivisions	29,943	(1,578)	2,727	(255)	32,670	(1,833)
Residential mortgage backed securities and collateralized mortgage obligations	44,197	(1,214)	3,271	(139)	47,468	(1,353)
Corporate securities	32,649	(792)	2,960	(96)	35,609	(888)
Commercial mortgage backed securities	5,543	(205)	1,437	(176)	6,980	(380)
Other asset backed securities	15,303	(518)	1,723	(113)	17,026	(631)
Total temporarily impaired securities	$133,081	$(4,454)	$12,937	$(947)	$146,018	$(5,401)
Held-to-maturity securities
Obligations of states and political subdivisions	$23,800	$(1,524)	$7,533	$(1,183)	$31,333	$(2,707)

At December 31, 2014 and December 31, 2013, 73 and 196 securities were in an unrealized loss position, respectively.

The available-for-sale residential mortgage backed securities, commercial backed securities, and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2014, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates and or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2014 the Company recognized an OTTI of $22 thousand for securities that were in a loss position at December 31, 2014 and sold in January of 2015. For the years ended December 31, 2013, and 2012, the Company did not recognize OTTI losses.

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2014, and December 31, 2013:

	As of
	December 31,
(Dollars in thousands)	2014	2013
Commercial	$153,957	$170,429
Real estate – construction loans	30,099	18,545
Real estate – commercial (investor)	215,114	205,384
Real estate – commercial (owner occupied)	115,389	83,976
Real estate – ITIN loans	52,830	56,101
Real estate – mortgage	13,156	14,590
Real estate – equity lines	44,981	45,462
Consumer	35,210	3,472
Other	162	36
Gross loans	660,898	597,995
Deferred fees and costs	157	303
Loans, net of deferred fees and costs	661,055	598,298
Allowance for loan and lease losses	(10,820)	(14,172)
Net loans	$650,235	$584,126

Gross loan balances in the table above include net purchase discounts of $998 thousand and $53 thousand as of December 31, 2014, and December 31, 2013, respectively.

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

Age analysis of gross past due loans, segregated by class of loans, as of December 31, 2014, and December 31, 2013, were as follows:

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Dollars in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2014	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$2,421	$301	$2,161	$4,883	$149,074	$153,957	$—
Commercial real estate:
Construction	—	—	—	—	30,099	30,099	—
Other	—	—	8,464	8,464	322,039	330,503	—
Residential:
1-4 family	1,080	122	3,597	4,799	61,187	65,986	—
Home equities	145	99	24	268	44,713	44,981	—
Consumer	158	57	23	238	35,134	35,372	23
Total	$3,804	$579	$14,269	$18,652	$642,246	$660,898	$23

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Dollars in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2013	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$—	$—	$—	$170,429	$170,429	$—
Commercial real estate:
Construction	—	—	—	—	18,545	18,545	—
Other	—	—	—	—	289,360	289,360	—
Residential:
1-4 family	3,125	436	3,167	6,728	63,963	70,691	—
Home equities	131	25	—	156	45,306	45,462	—
Consumer	—	—	—	—	3,508	3,508	—
Total	$3,256	$461	$3,167	$6,884	$591,111	$597,995	$—

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

Although an external appraisal is the primary source to value collateral dependent loans, the Company may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Company does not believe there are significant time lapses for the recognition of additional provision for loan and lease loss or charge offs from the date they become known.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of December 31, 2014, and December 31, 2013:

	As of December 31, 2014
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$4,298	$8,461	$—
Commercial real estate:
Other	8,287	12,309	—
Residential:
1-4 family	8,714	11,381	—
Home equities	201	202	—
Total with no related allowance recorded	$21,500	$32,353	$—
With an allowance recorded:
Commercial	$2,299	$2,317	$314
Commercial real estate:
Other	3,466	4,064	432
Residential:
1-4 family	3,529	3,640	506
Home equities	579	579	289
Consumer	35	35	15
Total with an allowance recorded	$9,908	$10,635	$1,556
Subtotal:
Commercial	$6,597	$10,778	$314
Commercial real estate	11,753	16,373	432
Residential	13,023	15,802	795
Consumer	35	35	15
Total impaired loans	$31,408	$42,988	$1,556

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2013
		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate:
Other	$15,736	$18,184	$—
Residential:
1-4 family	3,714	6,091	—
Home equities	539	545	—
Total with no related allowance recorded	$19,989	$24,820	$—
With an allowance recorded:
Commercial	$6,590	$6,808	$2,988
Commercial real estate:
Other	6,011	6,020	814
Residential:
1-4 family	8,805	9,804	963
Home equities	746	746	229
Total with an allowance recorded	$22,152	$23,378	$4,994
Subtotal:
Commercial	$6,590	$6,808	$2,988
Commercial real estate	21,747	24,204	814
Residential	13,804	17,186	1,192
Total impaired loans	$42,141	$48,198	$4,994

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $649 thousand, $722 thousand, and $759 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

	As of
	December 31,
(Dollars in thousands)	2014	2013
Commercial	$5,112	$6,527
Commercial real estate:
Other	9,696	14,539
Residential:
1-4 family	6,782	8,217
Home equities	24	513
Consumer	35	—
Total	$21,649	$29,796

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial	$6,222	$33	$7,239	$82	$1,211	$7
Commercial real estate:
Construction	—	—	—	—	82	—
Other	16,510	243	24,186	291	22,486	385
Residential:
1-4 family	12,229	114	13,971	80	16,036	75
Home equities	1,141	33	875	26	678	15
Consumer	17	—	—	—	—	—
Total	$36,119	$423	$46,271	$479	$40,493	$482

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans. Loans are reported as troubled debt restructurings when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a loan of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

At December 31, 2014 and December 31, 2013, impaired loans of $9.2 million and $8.8 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of December 31, 2014 and December 2013, respectively.

As of December 31, 2014, the Company had $23.5 million in troubled debt restructurings compared to $33.4 million as of December 31, 2013. As of December 31, 2014, the Company had one hundred eighteen restructured loans that qualified as troubled debt restructurings, of which ninety-seven were performing according to their restructured terms. Troubled debt restructurings represented 3.55% of gross loans as of December 31, 2014, compared with 5.59% at December 31, 2013.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2014, 2013 and 2012:

	For The Year Ended December 31, 2014
			Rate &
		Rate &	Payment		Payment
(Dollars in thousands)	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$3,396	$—	$—	$—	$3,396
Residential:
1-4 family	207		39	—	—	246
Consumer	—	35	—	—	—	35
Total	$207	$3,431	$39	$—	$—	$3,677

	For The Year Ended December 31, 2013
			Rate &
		Rate &	Payment		Payment
(Dollars in thousands)	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$—	$—	$6,093	$—	$6,093
Commercial real estate:
Other	—	6,029	—	918	2,129	9,076
Residential:
1-4 family	550	205	539	—	—	1,294
Home equities	—	161	—	—	—	161
Total	$550	$6,395	$539	$7,011	$2,129	$16,624

	For The Year Ended December 31, 2012
			Rate &
		Rate &	Payment		Payment
(Dollars in thousands)	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$17	$—	$104	$453	$574
Commercial real estate:
Other	—	740	—	2,838	1,131	4,709
Residential:
1-4 family	1,622	—	367	—	—	1,989
Home equities	55	209	—	—	—	264
Total	$1,677	$966	$367	$2,942	$1,584	$7,536

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the years ended December 31, 2014, 2013, and 2012.

	2014
		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	2	$9,070	$9,070
Residential:
1-4 family	4	263	267
Consumer	1	35	35
Total	7	$9,368	$9,372

	2013
		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	3	$6,837	$6,638
Commercial real estate:
Other	4	9,050	8,604
Residential:
1-4 family	15	1,286	1,360
Home equities	2	165	166
Total	24	$17,338	$16,768

	2012
		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	4	$579	$579
Commercial real estate:
Other	4	4,968	4,968
Residential:
1-4 family	18	1,974	2,020
Home equities	4	261	268
Total	30	$7,782	$7,835

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2014, 2013 and 2012, respectively:

	2014		2013		2012
(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential:
1-4 family	2	$109	9	$591	6	$677
Home equities	—	—	—	—	—	—
Commercial	1	1,923	—	—	—	—
Commercial real estate:
Other	—	—	—	—	1	1,000
Total	3	$2,032	9	$591	7	$1,677

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

Performing and nonperforming loans, segregated by class of loans, are as follows at December 31, 2014 and 2013:

	December 31, 2014
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$148,845	$5,112	$153,957
Commercial real estate:
Construction	30,099	—	30,099
Other	320,807	9,696	330,503
Residential:
1-4 family	59,204	6,782	65,986
Home equities	44,957	24	44,981
Consumer	35,314	58	35,372
Total	$639,226	$21,672	$660,898

	December 31, 2013
(Dollars in thousands)	Performing	Nonperforming	Total
Commercial	$163,902	$6,527	$170,429
Commercial real estate:
Construction	18,545	—	18,545
Other	274,821	14,539	289,360
Residential:
1-4 family	62,474	8,217	70,691
Home equities	44,949	513	45,462
Consumer	3,508	—	3,508
Total	$568,199	$29,796	$597,995

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Generally, a Doubtful grade does not remain outstanding for a period greater than six months. After six months, the pending events should have either occurred or not occurred. The credit grade should have improved or the principal balance charged against the ALLL.

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. The following table summarizes internal risk rating by loan class as of December 31, 2014, and December 31, 2013:

	December 31, 2014
			Special
(Dollars in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$113,844	$25,258	$4,018	$10,837	$—	$153,957
Commercial real estate:
Construction	20,618	9,481	—	—	—	30,099
Other	283,451	33,506	869	12,677	—	330,503
Residential:
1-4 family	53,490	—	—	12,496	—	65,986
Home equities	41,124	2,880	—	977	—	44,981
Consumer	35,117	165	18	72	—	35,372
Total	$547,644	$71,290	$4,905	$37,059	$—	$660,898

	December 31, 2013
			Special
(Dollars in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$131,042	$24,274	$7,177	$7,936	$—	$170,429
Commercial real estate:
Construction	18,048	497	—	—	—	18,545
Other	247,656	18,343	2,309	21,052	—	289,360
Residential:
1-4 family	56,832	1,340	—	12,519	—	70,691
Home equities	41,147	2,311	25	1,979	—	45,462
Consumer	3,307	38	130	33	—	3,508
Total	$498,032	$46,803	$9,641	$43,519	$—	$597,995

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables below summarize the ALLL and Recorded Investment in Financing Receivables as of December 31, 2014, and December 31, 2013:

	As of December 31, 2014
		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
ALLL:
Beginning balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Charge offs	(4,242)	(2,699)	(2)	(376)	—	(7,319)
Recoveries	582	1	—	209	—	792
Provision	155	4,739	417	(655)	(1,481)	3,175
Ending balance	$3,552	$4,825	$450	$1,671	$322	$10,820

Ending balance: individually evaluated for impairment	$314	$432	$15	$795	$—	$1,556
Ending balance: collectively evaluated for impairment	$3,238	$4,393	$435	$876	$322	$9,264
Financing receivables
Ending balance	$153,957	$360,602	$35,372	$110,967	$—	$660,898
Ending balance individually evaluated for impairment	$6,597	$11,753	$35	$13,023	$—	$31,408
Ending balance collectively evaluated for impairment	$147,360	$348,849	$35,337	$97,944	$—	$629,490

	As of December 31, 2013
		Commercial
(Dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
ALLL:
Beginning balance	$4,168	$2,783	$28	$3,335	$789	$11,103
Charge offs	(882)	(230)	(25)	(1,633)	—	(2,770)
Recoveries	58	2,483	1	547	—	3,089
Provision	3,713	(2,252)	31	244	1,014	2,750
Ending balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172

Ending balance: individually evaluated for impairment	$2,988	$814	$—	$1,192	$—	$4,994
Ending balance: collectively evaluated for impairment	$4,069	$1,970	$35	$1,301	$1,803	$9,178
Financing receivables
Ending balance	$170,429	$307,905	$3,508	$116,153	$—	$597,995
Ending balance individually evaluated for impairment	$6,590	$21,747	$—	$13,804	$—	$42,141
Ending balance collectively evaluated for impairment	$163,839	$286,158	$3,508	$102,349	$—	$555,854

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The ALLL totaled $10.8 million or 1.64% of total portfolio loans at December 31, 2014 and $14.2 million or 2.37% at December 31, 2013. As of December 31, 2014, the Company had $206 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $696 thousand in other liabilities line item in the Consolidated Balance Sheets.

The ALLL is based upon estimates of loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The Company’s ALLL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan and lease losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies and ASC Topic 310 Receivables.

The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers our past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

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

The ALLL was adequately funded as of December 31, 2014. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Approximately 72% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The recent U.S. recession, the housing market downturn, and low real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. Continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. This can be accomplished by charging-off the impaired portion of the loan or establishing a specific component within the ALLL. If the Bank determines the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Due to the recent decline in real estate values in our markets and the deterioration of the U.S. economy, it became increasingly likely that impairment reserves on collateral dependent loans, particularly those relating to real estate, would not be recoverable and represented a confirmed loss. As a result, the Company began recognizing the charge off of impairment reserves on impaired loans in the period they arise for collateral dependent loans. This process has effectively accelerated the recognition of charge offs recognized since 2009. The change in our assessment of the possible recoverability of our collateral dependent impaired loans’ carrying values has ultimately had no impact on our impairment valuation procedures or the amount of provision for loans and lease losses included within the Consolidated Statements of Operations. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2014, the unallocated allowance amount represented 3% of the ALLL, compared to 13% at December 31, 2013. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of the business and economic conditions, credit risk and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

NOTE 6. PURCHASE OF FINANCIAL ASSETS

On September 23, 2014, the Company agreed to purchase $18.1 million of owner-occupied commercial real estate loans secured by first deeds of trust originated under the SBA 504 loan program. The loans are being serviced by the Company and were purchased without recourse. As of December 31, 2014 the Company has purchased a total par value of $18.1 million in loans with accrued interest at the settlement date of $77 thousand at a net premium of $377 thousand in exchange for a cash payment of $18.5 million. The Company initially measured the acquired loan portfolio at fair value of $18.1 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

On May 12, 2014, the Company agreed to purchase $40 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4 million per month up to a maximum par value of $40 million. As of December 31, 2014 the Company has recorded a total par value of $27.6 million in loans at a net discount of $1.4 million in exchange for cash payments totaling $26.2 million net of $3.2 million in loan repayments. The Company initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

On February 27, 2014, the Company completed a loan purchase transaction which included the purchase of a pool of residential solar panel loans secured by UCC filing with a par value of $12.9 million. The solar panel loans portfolio was purchased for cash of $12.7 million. The loans and the related servicing were purchased without recourse. The Company initially measured the acquired loan portfolio at fair value of $12.7 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

NOTE 7. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Land	$1,915	$1,915
Land improvements	195	195
Bank buildings	9,099	8,581
Furniture, fixtures and equipment	10,392	8,252
Construction in progress	588	799
Total premises and equipment	22,189	19,742
Less: accumulated depreciation and amortization	(9,894)	(8,849)
Premises and equipment, net	$12,295	$10,893

The Company records depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $1.3 million, $993 thousand, and $874 thousand, for the years ended December 31, 2014, 2013 and 2012, respectively. The Bank has entered into a number of non-cancelable lease agreements with respect to various premises. See Note 15, Commitment and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 8. OTHER REAL ESTATE OWNED

The following table presents the changes in OREO, net of valuation allowance, for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of year	$913	$3,061	$3,731
Additions to other real estate owned	688	1,585	6,238
Dispositions of other real estate owned	(809)	(3,733)	(6,483)
Valuation adjustments in the period	(290)	—	(425)
Total	$502	$913	$3,061

For the year ended December 31, 2014, the Company transferred foreclosed property from nine loans in the amount of $730 thousand to OREO and adjusted the balances through charges to the ALLL in the amount of $42 thousand relating to the transferred foreclosed property. During this period, the Company sold six properties with balances of $809 thousand for a net loss of $8 thousand, and recognized $290 thousand in impairment charges on existing OREO in noninterest expense. The December 31, 2014 OREO balance consists of six properties, of which five are secured with 1-4 family residential real estate in the amount of $341 thousand. The remaining property consists of improved commercial land in the amount of $161 thousand.

NOTE 9. NOTE RECEIVABLE

Pursuant to the terms of a note receivable in conjunction with the Company’s disposal of the former mortgage subsidiary, the Company received note payments (the “Note”) that commenced in 2013 and were due quarterly over a consecutive five year period. The Note carried a zero rate of interest and the obligation was guaranteed by the continuing shareholder of the Mortgage Company. As of March 31, 2014, the Company had received all principal amounts due through that date under the original Note agreement, and the Note carried an outstanding principal balance of $2.7 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Under the terms of the Agreement, the Mortgage Company paid cash in the amount of $686 thousand and transferred a 1-4 family mortgage note with a principal balance of $560 thousand to the Company. Simultaneously, the Company applied a portion of the cash proceeds to pay off the outstanding balance of the Mortgage Company’s warehouse line of credit held with the Bank. The Mortgage Company’s line of credit was subsequently closed during 2014. As a result of the Agreement, the Company recognized a loss of $1.4 million in full and complete satisfaction of the Note.

The table below presents the details of the closing transaction:

(Dollars in thousands)	Amount
Proceeds
Cash received	$686
1-4 family mortgage note (fair value)	560
Net proceeds received	1,246
Assets derecognized
Note due from the mortgage company	2,753
Warehouse line of credit	259
Discount on the note	(374)
Total assets derecognized	2,638
Loss on settlement of the note	$1,392

NOTE 10. OTHER ASSETS

Other assets consist of the following at December 31, 2014, and 2013:

(Dollars in thousands)	2014	2013
Federal Home Loan Bank of San Francisco stock	$5,728	$4,531
Interest receivable	3,711	3,630
Investments in affordable housing credits	5,635	5,834
School district tax credit investments	2,740	—
Prepaid expenses	1,022	627
Investment in unconsolidated trusts	310	465
Promissory note receivable	—	2,607
Taxes receivable	—	1,990
Other	725	1,006
Total	$19,871	$20,690

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11. DEPOSITS

The following table presents the major types of interest bearing deposits at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Interest bearing demand	$156,973	$146,741
Money market	141,187	126,649
Savings	88,569	90,442
Time, $250,000 and over	62,724	72,911
Time less than $250,000	182,025	175,566
Total interest bearing deposits	$631,478	$612,309

The following table presents interest expense for each deposit type for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	2014	2013	2012
Interest bearing demand	$221	$224	$240
Money market	250	261	370
Savings	228	254	394
Time, $250,000 and over	711	891	1,420
Time less than $250,000	1,897	1,734	2,277
Total interest bearing deposits	$3,307	$3,364	$4,701

The following table presents the scheduled maturities of all time deposits as of December 31, 2014:

(Dollars in thousands)
Amounts due in:
One year or less	$133,167
One to three years	65,115
Three to five years	40,367
Over five years	6,100
Total time deposits	$244,749

The following table presents the scheduled maturities of time deposits of $250 thousand or more as of December 31, 2014:

(Dollars in thousands)
Amounts due in:
Three months or less	$16,124
Over three months through six months	9,050
Over six months through twelve months	15,342
Over twelve months	22,208
Total time deposits	$62,724

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12. TERM DEBT

The Bank had outstanding secured advances from the Federal Home Loan Bank of San Francisco (“FHLB”) at December 31, 2014 and 2013 of $75.0 million,.

Future contractual maturities of FHLB term advances at December 31, 2014 are as follows:

(Dollars in thousands)
Year	Amount
2015	$75,000
Thereafter	—
Total Federal Home Loan Bank of San Francisco advances	$75,000

The maximum amount outstanding from the FHLB under term advances at any month end during 2014 and 2013 was $75.0 million and $135.0 million, respectively. The average balance outstanding on FHLB term advances during 2014 and 2013 was $77.5 million and $109.7 million, respectively. The weighted average interest rates on the borrowings at December 31, 2014 and 2013, was 0.24% and 0.23%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of December 31, 2014, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $5.7 million. Furthermore, the Company has pledged $285.2 million of its commercial and real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of December 31, 2014, the Company held $22.0 million in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of December 31, 2014.

NOTE 13. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2013, the Company had two wholly-owned trusts (“Trusts”) formed in 2003 and 2005 to issue trust preferred securities and related common securities. During the year ended December 31, 2014, the Company redeemed $5.2 million of junior subordinated debentures from Bank of Commerce Holdings Trust for net cash payment of $4.6 million resulting in a gain on extinguishment of debt recorded in other income of $406 thousand and a reduction of the common stock investment in trusts of $155 thousand. As of December 31, 2014, the Company had one wholly-owned trust.

The following table presents information about the Trust as of December 31, 2014:

(Dollars in thousands)
		Issued			Effective		Redemption
Trust Name	Issue Date	Amount	Rate (1)		Rate (2)	Maturity Date	Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating	(3)	1.81%	September 15, 2035	(4)

(1) Contractual interest rate of junior subordinated debentures.
(2) Effective rate as of December 31, 2014.
(3) Rate based on three month LIBOR plus 1.58% adjusted quarterly.
(4) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents information about the Trusts as of December 31, 2013:

(Dollars in thousands)
		Issued			Effective		Redemption
Trust Name	Issue Date	Amount	Rate (1)		Rate (2)	Maturity Date	Date
Bank of Commerce Holdings Trust	March 18, 2003	$5,155	Floating	(3)	3.54%	April 7, 2033	(5)
Bank of Commerce Holdings Trust II	July 29, 2005	10,310	Floating	(4)	1.83%	September 15, 2035	(6)
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
(6) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2014 and $15.5 million issued to the Trusts as of December 31, 2013, are reflected in the Consolidated Balance Sheets.

The common stock issued by the Trusts in the amount of $465 thousand is recorded in other assets in the Consolidated Balance Sheets, at December 31, 2013. The common stock issued by Trust II in the amount of $310 thousand is recorded in other assets in the Consolidated Balance Sheets, at December 31, 2014.

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

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2014 and 2013, under guidance issued by the Federal Reserve Board. At December 31, 2014 and 2013 the Company’s restricted core capital elements were 10% and 15% of total core capital, net of goodwill and any associated deferred tax liability, respectively.

NOTE 14. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Deferred compensation – directors fees	$3,555	$3,369
Derivatives	3,224	2,890
Delayed equity contributions - affordable housing tax credit investments	2,424	4,796
Deferred compensation – salary continuation	3,337	3,036
Deferred compensation – retired officers	125	213
Deferred compensation – severance payable	990	—
Accrued employee cash awards	700	830
Taxes payable	767	—
Reserve for unfunded commitments	696	696
Dividend payable on common and preferred stock	449	469
Interest payable	389	204
Other	2,589	1,294
Total	$19,245	$17,797

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $566 thousand, $430 thousand and $439 thousand, respectively. Rent expense was offset by rent income of $15 thousand, $15 thousand and $81 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth, as of December 31, 2014, the future minimum lease payments under non-cancelable operating leases:

(Dollars in thousands)
Amounts due in:
2015	$562
2016	576
2017	517
2018	398
2019	368
Thereafter	1,187
Total	$3,608

Financial Instruments with Off-Balance Sheet Risk – The Company’s financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities as of December 31:

(Dollars in thousands)	2014	2013
Commitments to extend credit	$200,991	$192,351
Standby letters of credit	2,731	4,583
Guaranteed commitments outstanding	1,864	1,871
Total commitments	$205,586	$198,805

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, approximately $158 thousand of standby letters of credit expire within one year, and $2.6 million expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $696 thousand at December 31, 2014 and 2013. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the year ended December 31, 2014, the Company made no additional provision to the reserve for unfunded commitments. During the year ended December 31, 2013 the Company made additional provisions of $200 thousand. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 72% and 70% of the Company’s gross loan portfolio at December 31, 2014 and December 31, 2013, respectively. Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

NOTE 16. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, the Company adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. The Company made matching contributions aggregating $368 thousand, $317 thousand, and $308 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. No discretionary contributions were made over the three year reporting period.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The assets of the SERP, under Internal Revenue Service Regulations, are the property of the Company and are available to the Company’s general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Compensation expense under the salary continuation plan totaled $555 thousand, $198 thousand, and $349 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, the vested benefit payable was $3.3 million, $3.0 million, and $3.1 million respectively.

Retired employees deferred compensation – Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees may elect to defer all or any part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on retired employees deferred compensation is fixed at 10% per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2014, 2013 and 2012, the vested benefit payable was $125 thousand, $213 thousand and $383 thousand, respectively.

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

Deferred compensation expense totaled $458 thousand, $179 thousand, and $594 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, 2013 and 2012, the vested benefit payable was $3.6 million, $3.4 million, and $3.2 million, respectively.

NOTE 17. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At December 31, 2014 and 2013, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $154.9 million at December 31, 2014. The Bank had available lines of credit with the Federal Reserve totaling $16.7 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at December 31, 2014. At December 31, 2014, the lines of credit had interest rates ranging from 0.30% to 1.15%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 18. SHAREHOLDERS’ EQUITY

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Dividends for the Series B Preferred Stock are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. The weighted average effective dividend rate for the years ended December 31, 2014, 2013 and 2012 was 1%, 1% and 4.66% respectively.

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

On January 16, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 6% of its outstanding common shares. On August 21, 2013, the Company announced that its Board of Directors had authorized the purchase of up to 1,000,000 or 7% of its outstanding common shares. On March 20, 2014, the Company announced that its Board of Directors authorized the purchase of up to 700,000 or 5% of its outstanding common shares.

Each of the stock repurchase plans authorized the Company to conduct open market purchases or privately negotiated transactions over a twelve-month period from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. The Company repurchased and subsequently retired the full amount authorized under each plan, 700,000 common shares under the plan announced in 2014 and 2,000,000 common shares under both plans announced in 2013. As such, the weighted average number of dilutive common shares outstanding decreased by 1,443,826, and 1,404,165 during the years ended December 31, 2014 and 2013 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity.

Stock Plans – The 2008 Stock Option Plan was approved by the Company’s shareholders on May 20, 2008 and amended in 2010 with the 2010 Equity Incentive Plan (“the Plan”) which was approved by the Company’s shareholders on May 15, 2010. The amended Plan provides for awards in the form of equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options (“NSOs”) to key personnel of the Company, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Company’s common stock on the date of the grant. NSOs may not be granted at less than 100% of the fair market value of the common stock on the date of the grant. Generally, all options under the plan will vest at 20% per year from the date of the grant. Vesting may be accelerated in case of an option holder’s death, disability, and retirement or in case of a change of control.

For the years ended December 31, 2014, 2013 and 2012 stock option compensation expense was $60 thousand, $31 thousand, and $61 thousand, respectively. At December 31, 2014, 2013 and 2012 there were $89 thousand, $70 thousand, and $103 thousand respectively, of total unrecognized compensation costs related to non-vested share based payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in stock-based compensation plan

The following table summarizes information about stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding December 31, 2012	342,437	$6.09	$114,125	6.77
Granted	12,000	$5.11	$—	9.64
Exercised	(4,000)	$4.05	$4,080	8.17
Forfeited	(85,000)	$5.61	$—	5.86
Options outstanding December 31, 2013	265,437	$6.23	$255,121	5.90
Granted	49,900	$6.34	$40	9.33
Exercised	(5,700)	$6.31	$13,159	7.11
Forfeited	(59,537)	$9.76	$—	1.09
Options outstanding December 31, 2014	250,100	$5.83	$186,284	5.72

Exercisable at December 31, 2014	167,540	$5.52	$274,297	6.58

At December 31, 2014, 568 thousand common shares were available for future grants under the Plan. As of December 31, 2014, 2013 and 2012, 168 thousand shares, 164 thousand shares, and 170 thousand shares, respectively, were available to be exercised. The grant date fair value per share of the 2014, 2013 and 2012 stock option awards was $1.45, $1.66 and $.74, respectively.

During the year ended December 31, 2013, as part of the Plan the Company granted 5,000 shares of restricted common stock of which 2,000 shares were vested as of December 31, 2014. The vesting schedule for the shares granted is 20% on the grant date and 20% each year over the next four years. The grant date fair value per share of the restricted stock awards was $5.81.

During the year ended December 31, 2014, the Company issued 11,072 shares of common stock under the plan in lieu of cash incentive compensation earned in 2013.

In January 2015, as part of the Plan, the Company granted 33,467 shares of restricted common stock at a fair value of $5.76 in lieu of cash compensation. The vesting schedule for the shares granted is 33% on the grant date and 33% each year over the next two years. During January 2015, 11,155 shares vested as part of the Plan; however 6,201 shares were issued due to certain payroll tax withholdings on the gross awards.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income and the ending balances at December 31, 2014, 2013, and 2012, respectively.

	Unrealized	Unrealized	Accumulated Other
	Gains (Losses)	Gains (Losses)	Comprehensive
(Dollars in thousands)	On Securities	On Derivatives	Income (Loss)
Accumulated other comprehensive income as of December 31, 2012	$2,189	$(931)	$1,258
Accumulated other comprehensive (loss) as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Accumulated other comprehensive (loss) as of December 31, 2014	$1,810	$(1,897)	$(87)

Accumulated other comprehensive income in the table above is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20. REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes as of December 31, 2014 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:
Company
Leverage capital (to average assets)	$113,963	11.59%	$39,328	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$113,963	13.91%	$32,764	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$124,217	15.16%	$65,529	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$113,640	11.57%	$39,279	4.00%	$49,098	5.00%
Tier 1 capital (to risk-weighted assets)	$113,640	13.89%	$32,734	4.00%	$49,101	6.00%
Total capital (to risk-weighted assets)	$123,885	15.14%	$65,469	8.00%	$81,836	10.00%

At December 31, 2013:
Company
Leverage capital (to average assets)	$120,661	12.80%	$37,720	4.00%	n/a	n/a
Tier 1 capital (to risk-weighted assets)	$120,661	15.94%	$30,280	4.00%	n/a	n/a
Total capital (to risk-weighted assets)	$130,191	17.20%	$60,559	8.00%	n/a	n/a
Bank
Leverage capital (to average assets)	$117,354	12.49%	$37,595	4.00%	$46,994	5.00%
Tier 1 capital (to risk-weighted assets)	$117,354	15.56%	$30,173	4.00%	$45,260	6.00%
Total capital (to risk-weighted assets)	$126,850	16.82%	$60,347	8.00%	$75,433	10.00%

The principal source of cash for the Holding Company is dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. With the approval of the CDBO, the dividend restriction can be expanded to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. Also with the prior approval of the CDBO and the shareholders of the Bank, the Bank may make a distribution to its shareholders, as a reduction in capital of the Bank.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of January 1, 2015, the bank will be required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Company.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital.

NOTE 21. DERIVATIVES

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

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, the Company designates interest rate swaps as cash flow hedges of forecasted variable rate FHLB advances.

No components of the hedging instruments are excluded from the assessment of hedge effectiveness. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from other comprehensive income is the same as that of the underlying exposure.

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

The IR’s were terminated due to continuing uncertainty regarding future economic conditions including the corresponding uncertainty on the timing and extent of future changes in the three month LIBOR rate index. The $3.0 million in cash received from the counterparty reflected gains to be reclassified into earnings. Accordingly, the net gains from this transaction have been reclassified from other comprehensive income to earnings as a credit to interest expense and other noninterest income in the same periods during which the hedged forecasted transaction affected earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company performed on the first three legs of the forecasted transactions by executing forecasted FHLB advances of $75.0 million, with maturities that aligned with the respective terminated IR’s. During June 2014, the Company concluded the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. Accordingly, the remaining gains recorded in other comprehensive income relating to the final two legs of the IR’s were immediately recognized in earnings. As a result of the transaction, the Company reclassified $952 thousand from other comprehensive income to earnings, which are included in other noninterest income in the Consolidated Statement of Operations.

Since March 1, 2012, $814 thousand and $952 thousand of net gains relating to the IR’s were reclassified out of accumulated other comprehensive income and netted with other borrowing expense and other noninterest income, respectively. During the year ended December 31, 2014, the remaining net gains of $166 thousand were reclassified out of accumulated other comprehensive income and netted with other borrowing interest expense.

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converts the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

During June 2013, the Company discontinued the hedge treatment associated with the first leg of the IR swap. Subsequently, in July 2013, the Company decided not to obtain an additional $75.0 million in FHLB borrowings whose interest payments were forecasted to be used as the hedged item. Simultaneously, the Company terminated the IR resulting in a $503 thousand loss recognized in other expenses in the Consolidated Statements of Operations, representing the fair value of the IR at the termination date. Immediately upon termination of the IR, the Company reclassified $296 thousand of accumulated losses from other comprehensive income to earnings

The following table summarizes the notional amount, effective dates and maturity dates of the IR contracts the Company had outstanding with counterparties as of December 31, 2014. Furthermore, the disclosure indicates the maximum length of time over which the Company is hedging its exposure to variability in future cash flows for forecasted interest payment transactions.

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

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of years ended December 31, 2014, and December 31, 2013. See Note 22, Fair Values in these Notes to Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives. The contracts are made with a single issuer and include the right of offset however all of the outstanding IR contracts have a liability position as of December 31, 2014 and December 31, 2013.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
		December 31,		December 31,
Description	Balance Sheet Location	2014	2013	2014	2013
Forward starting interest rate swaps (1)	Other liabilities	$—	$—	$880	$1,071
Forward starting interest rate swaps (1)	Other liabilities	—	—	1,298	1,134
Forward starting interest rate swaps (1)	Other liabilities	—	—	1,046	685
Total		$—	$—	$3,224	$2,890

(1) Derivative designated as hedging instrument.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the gains recorded for the years ended December 31, 2014 and 2013:

(Dollars in thousands)		December 31,
Description	Income Sheet Location	2014	2013
Forward starting interest rate swaps (1)	Interest on Federal Home Loan Bank of San Francisco borrowings	$283	$600
Forward starting interest rate swaps (1)	Other noninterest income	1,617	—
Total		$1,900	$600

(1)  Cash flow hedge designation removed. Gains represent tax adjusted amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

The following table summarizes the derivatives that have a right of offset as of December 31, 2014 and December 31, 2013.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Dollars in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Presented In The Consolidated Balance Sheets	Collateral Posted	Net Amount
December 31, 2014
Derivative Liabilities
Interest rate swaps	$(3,224)	$—	$(3,224)	$3,533	$309

December 31, 2013
Derivative Liabilities
Interest rate swaps	$(2,890)	$—	$(2,890)	$5,541	$2,651

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $3.2 million as of December 31, 2014. Accordingly, the Company pledged two mortgage backed securities with an aggregate par value of $3.2 million and an aggregate fair market value of $3.5 million. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral if the instrument were to be settled immediately.

NOTE 22. FAIR VALUES

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Notes to Consolidated Financial Statements

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

(Dollars in thousands)	Carrying	Fair Value Measurements Using
December 31, 2014	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$58,422	$58,422	$—	$—	$58,422
Securities available-for-sale	$186,986	$2,571	$184,415	$—	$186,986
Securities held-to-maturity	$36,806	$—	$37,118	$—	$37,118
Net loans	$650,235	$—	$—	$661,126	$661,126
Federal Home Loan Bank of San Francisco stock	$5,728	$5,728	$—	$—	$5,728
Financial liabilities
Deposits	$789,035	$—	$790,068	$—	$790,068
Federal Home Loan Bank of San Francisco advances	$75,000	$—	$75,000	$—	$75,000
Subordinated debenture	$10,310	$—	$4,932	$—	$4,932
Derivatives	$3,224	$—	$3,224	$—	$3,224

(Dollars in thousands)	Carrying	Fair Value Measurements Using
December 31, 2013	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$58,515	$58,515	$—	$—	$58,515
Securities available-for-sale	$216,640	$—	$216,640	$—	$216,640
Securities held-to-maturity	$36,696	$—	$34,025	$—	$34,025
Net loans	$584,126	$—	$591,315	$591,315	$591,315
Promissory note due from the former mortgage subsidiary	$2,607	$—	$—	$2,607	$2,607
Federal Home Loan Bank of San Francisco stock	$4,531	$4,531	$—	$—	$4,531
Financial liabilities
Deposits	$746,293	$—	$746,332	$—	$746,332
Federal Home Loan Bank of San Francisco advances	$75,000	$—	$75,000	$—	$75,000
Subordinated debenture	$15,465	$—	$8,754	$—	$8,754
Derivatives	$2,890	$—	$2,890	$—	$2,890

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Securities – Investment securities fair values are based on quoted market prices, where available, and are classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted market prices or matrix pricing, which is a mathematical technique used widely by the industry that relies on the securities relationship to other benchmark securities, and are classified as Level 2.

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

Promissory note due from Mortgage Company – To determine the fair value of the promissory note, the Company discounts the expected future cash flows after each payment based on a discount rate derived by the average of the bid/ask yields on debt issued by a large mortgage lender with similar risk characteristics, whose debt is currently traded in an active open market. In addition, a risk premium adjustment was added to incorporate certain inherent risks and credit risks associated with the payment of certain cash flows from the former mortgage subsidiary. Accordingly, the Company derived a 10% discount rate to discount the future expected cash flows over the remaining life of the loan. The Company believes the fair value of the promissory note is derived from Level 3 inputs. See Note 9, Note Receivable in these Notes to Consolidated Financial Statements for additional detail on the promissory note due.

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2014, future cash flows were discounted at 6.19%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of December 31, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value at December 31, 2014
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,393	$—	$6,393	$—
Obligations of states and political subdivisions	54,363	—	54,363	—
Residential mortgage backed securities and collateralized mortgage obligations	47,015	—	47,015	—
Corporate securities	37,734	1,467	36,267	—
Commercial mortgage backed securities	10,389	1,104	9,285	—
Other investment securities (1)	31,092	—	31,092	—
Total assets measured at fair value	$186,986	$2,571	$184,415	$—
Derivatives – forward starting interest rate swap	$3,224	$—	$3,224	$—
Total liabilities measured at fair value	$3,224	$—	$3,224	$—

	Fair Value at December 31, 2013
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,264	$—	$6,264	$—
Obligations of states and political subdivisions	59,209	—	59,209	—
Residential mortgage backed securities and collateralized mortgage obligations	62,991	—	62,991	—
Corporate securities	48,230	—	48,230	—
Commercial mortgage backed securities	10,472	—	10,472	—
Other investment securities (1)	29,474	—	29,474	—
Total assets measured at fair value	$216,640	$—	$216,640	$—
Derivatives – forward starting interest rate swap	$2,890	$—	$2,890	$—
Total liabilities measured at fair value	$2,890	$—	$2,890	$—

(1)	Principally represents residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and other asset backed securities.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Sensitivity of the Level 3 Fair Value Measurements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the year ended December 31, 2014 and 2013 and no transfers in or out of level 3 during the year ended December 31, 2014. The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis for the year ended December 31, 2013. The amount included in the “Beginning balance” column represents the beginning balance of an item in the period for which it was designated as a Level 3 fair value measure

								Net Change In
			Change	Purchases				Unrealized Gains or
	Beginning	Transfers	Included In	and	Sales and	Transfers	Ending	(Losses) Relating To Items
(Dollars in thousands)	Balance	Into Level 3	Earnings	Issuances	Settlements	Out	Balance	Held at End Of Period
2013
Obligations of states and political subdivisions	$1,131	$—	$—	$—	$—	$1,131	$—	$—
Mortgage backed securities	$13,747	$—	$—	$—	$(749)	$(12,998)	$—	$—

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

(Dollars in thousands)	Fair Value at December 31, 2014
Nonrecurring Basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,319	$—	$—	$10,319
Other real estate owned	166	—	—	166
Total assets measured at fair value	$10,485	$—	$—	$10,485

	Fair Value at December 31, 2013
Nonrecurring Basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,317	$—	$—	$2,317
Other real estate owned	148	—	—	148
Total assets measured at fair value	$2,465	$—	$—	$2,465

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(Dollars in thousands)	2014	2013	2012
Collateral dependent impaired loans	$2,216	$745	$5,296
Other real estate owned	42	—	435
Total	$2,216	$745	$5,296

For the year ended December 31, 2014 collateral dependent impaired loans with a carrying amount of $12.5 million were written down to their fair value of $10.3 million resulting in a $2.2 million adjustment to the ALLL.

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

NOTE 23. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Operations for the years ended December 31 for each of the past three years.

(Dollars in thousands)	Current	Deferred	Total
Year ended December 31, 2014:
Federal	$1,520	$(414)	$1,106
State	391	83	474
	$1,911	$(331)	$1,580
Year ended December 31, 2013:
Federal	$4,559	$(809)	$3,750
State	1,422	(321)	1,101
	$5,981	$(1,130)	$4,851
Year ended December 31, 2012:
Federal	$4,933	$(1,643)	$3,290
State	1,063	(500)	563
Total	$5,996	$(2,143)	$3,853

The Company’s effective tax rate is derived from the sum of income tax expense divided by operating income. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
Return to provision adjustment for 2012 taxable gain on sale of subsidiary	—%	6.34%	—%
State franchise tax, net of federal tax benefit	4.89%	5.89%	3.74%
Amortization of affordable housing credit investments	11.04%	2.27%	2.64%
Officer life insurance	(3.34)%	(1.47)%	(1.30)%
Affordable housing credits	(11.67)%	(1.80)%	(1.59)%
Tax-exempt interest	(13.46)%	(7.02)%	(7.74)%
Other	0.16%	(0.27)%	2.03%
Effective Tax Rate	21.62%	37.94%	31.78%

During 2014 the Company experienced a significant decline in the effective tax rate. During 2014, tax exempt interest derived from the Company's municipal securities portfolio represented a significant portion of the Company’s pre-tax income. Furthermore, the Company benefited from tax credits derived from investments in affordable housing projects. See Note 24 Qualified Affordable Housing Project Investments in these Notes to Consolidated Financial Statements for further details regarding the Company's investments in affordable housing projects.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Deferred tax assets:
Loan and lease loss reserves	$4,865	$6,639
Deferred compensation	3,590	2,967
Unrealized losses other comprehensive income	1,327	1,939
Oreo accrued selling costs	1,179	861
State franchise taxes	184	319
General business credits	747	—
Other	1,004	571
Total deferred tax assets	12,896	13,296

Deferred tax liabilities:
Deferred state taxes	(856)	(885)
Deferred loan origination costs	(427)	(444)
Unrealized gains other comprehensive income	(1,256)	(255)
Basis difference in fixed assets	(70)	(59)
Other	(56)	—
Total deferred tax liabilities	(2,665)	(1,643)

Net deferred tax asset	$10,231	$11,653

The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $12.9 million and $13.3 million at December 31, 2014 and 2013, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

The Company received federal and state tax credits relating to investments in affordable housing projects. See Note 24 Qualified Affordable Housing Project Investments in these Notes to Consolidated Financial Statements, for further details on the Company’s affordable housing project investments.

Additionally, the Company has no unrecognized tax benefits at December 31, 2014 and 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 24. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at December 31, 2014 was $4.8 million. These investments are recorded in other assets with a corresponding funding obligation of $2.4 million recorded in other liabilities. The Company has invested in three separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately sixteen year period. None of the original investment will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provide a return on the investment between 4% and 8%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense (benefit).

The following table presents the Company’s original investment in the LIHTC projects accounted for using the proportional amortization method, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2014 and December 31, 2013. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2014 and 2013, the amortization of the investment and the net impact to the Company’s income tax provision for 2014 and 2013:

(Dollars in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2014	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,846	$736	$160	$154	$31
WNC Institutional Tax Credit Fund 38, L.P.	1,000	888	314	105	112	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,050	1,374	340	450	58
Total – investments in qualified affordable housing projects	$5,500	$4,784	$2,424	$605	$716	$115

(Dollars in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2013	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$2,000	$1,858	$30	$—	$6
WNC Institutional Tax Credit Fund 38, L.P.	1,000	1,000	592	49	—	12
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,500	2,346	203	—	35
Total – investments in qualified affordable housing projects	$5,500	$5,500	$4,796	$282	$—	$53

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s investments in affordable housing projects generated tax credits recorded by the Company of $464 thousand for the year ended December 31, 2014 and $226 thousand for the year ended December 31, 2013. Additional tax benefits from the operating losses generated by the projects were $141 thousand and $53 thousand for the year ended December 31, 2014 and 2013 respectively. The tax credits and benefits were partially offset by the amortization of the principal investment balances of $716 thousand and $0 for the year ended December 31, 2014 and 2013 respectively.

The following table reflects the anticipated net income tax benefit at December 31, 2014 that is expected to be recognized by the Company over the remaining life of the investment:

(Dollars in thousands) Qualified Affordable Housing Projects	Raymond James California Housing Opportunities Fund II	WNC Institutional Tax Credit Fund 38, L.P.	Merritt Community Capital Corporation Fund XV, L.P	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2015	$45	$35	$47	$127
2016	45	37	47	129
2017	44	36	45	125
2018	44	35	45	124
2019 and thereafter	246	156	238	640
Total	$424	$299	$422	$1,145

In October 2006, the Company invested in the California Affordable Housing Fund – 2006 I, LLC in return for federal and state tax credits. The Company invested $2.5 million as of December 31, 2009. The Company received federal and state tax credits through the years ended December 31, 2011. Beginning in 2012, the state tax credit benefits expired, however the Company will continue to receive federal tax credit benefits through 2023.

NOTE 25. DISCONTINUED OPERATIONS

On August 31, 2012, with an effective date of June 30, 2012, the Holding Company sold its 51% ownership interest (capital stock) in the Mortgage Company, a residential mortgage banking company headquartered in San Ramon, California. The Holding Company purchased a controlling interest in the Mortgage Company in May 2009.At the time of the sale the Mortgage Company operated twenty-one offices in the states of California and Colorado, and was licensed to do business in California, Colorado, Oregon, Nevada and Texas.

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

During April 2014, the Company executed a promissory note compromise settlement agreement (the “Agreement”) with the Mortgage Company. The Agreement settled and determined all the respective rights and obligations under the Note. See Note 9 Note Receivable in these Notes to Consolidated Financial Statements, for further details relating to the promissory note, closure of the Mortgage Company’s line of credit and settlement agreement.

The disposal of the Mortgage Company, which was accounted for as a segment of the Company, resulted in a $746 thousand loss for the year ended December 31, 2012. Accordingly, discontinued operations accounting was applied and the loss was recorded under the caption Discontinued Operations, within the line item “income from discontinued operations” in the Consolidated Statements of Operations incorporated in this document.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents detailed information on the accounting transactions that resulted in a loss on disposal of discontinued operations during 2012:

(Dollars in thousands)	Amount
Fair value of consideration received:
Fair value of the promissory note	$3,941
Cash payment	521
Carrying amount of the noncontrolling interest	3,476
Total fair value of consideration received and carrying amount of noncontrolling interest	7,938
Less: The carrying amount of the former subsidiary’s assets and liabilities	8,684
Total loss on disposal of discontinued operations	$(746)

The following table presents summarized financial information for discontinued operations for the year ended December 31, 2012. The amounts represented are net of intercompany transactions.

(Dollars in thousands)	2012
Interest and fees on loans	$969
Interest on other borrowings	1,032
Net interest income	(63)

Mortgage banking revenue, net	10,614
Noninterest income	10,614

Salaries and related benefits	6,807
Premise and equipment expense	672
Professional service fees	695
Other expenses	1,096
Noninterest expense	9,270
Income from operations	1,281
Loss on disposal of mortgage subsidiary	(746)
Income from discontinued operations	535
Income tax expense associated with income from discontinued operations	331
Net income from discontinued operations	204
Less: Net income from discontinued operations attributable to noncontrolling interest	348
Net (loss) income from discontinued operations attributable to controlling interest	$(144)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 26. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands, except per share data)
Earnings Per Share	2014	2013	2012
Numerators:
Net income from continuing operations	$5,727	$7,935	$7,560
Less:
Preferred stock dividends	200	200	880
Net income from continuing operations available to common shareholders	$5,527	$7,735	$6,680

Net income from discontinued operations	$—	$—	$204
Less:
Net income from discontinued operations attributable to noncontrolling interest	—	—	348
Net (loss) from discontinued operations attributable to controlling interest available to common shareholders	$—	$—	$(144)

Denominators:
Weighted average number of common shares outstanding - basic	13,475	14,940	16,344
Effect of potentially dilutive common shares (1)	45	24	—
Weighted average number of common shares outstanding - diluted	13,520	14,964	16,344

Earnings (loss) per common share:
Basic attributable to continuing operations	$0.41	$0.52	$0.41
Basic attributable to discontinued operations	$—	$—	$(0.01)
Diluted attributable to continuing operations	$0.41	$0.52	$0.41
Diluted attributable to discontinued operations	$—	$—	$(0.01)
Anti-dilutive options not included in earnings per share calculation	104,200	115,837	342,437

(1)	Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

The Company authorized repurchased and subsequently retired 700,000 common shares under a plan announced in 2014, 2,000,000 common shares under two separate plans announced in 2013 and 1,019,490 common shares under a plan announced in 2012. As such, the weighted average number of dilutive common shares outstanding decreased by 1,443,826, 1,404,165 and 647,481 during the years ended December 31, 2014, 2013 and 2012 respectively. The decrease in weighted average shares positively contributed to increases in earnings per common share, and return on common equity. See Note 18 Shareholders’ Equity in these Notes to Consolidated Financial Statements, for further details of the repurchase plans

NOTE 27. RELATED PARTY TRANSACTIONS

Some of the directors, and executive officers (and their associated or affiliated companies) were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2014, and the Bank expects to have such transactions in the future. All deposits, loans and commitments to loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Balance at beginning of year	$10,961	$13,765
New loan additions	2,962	6
Advances on existing lines of credit	19,628	21,139
Principal repayments	(21,252)	(22,554)
Reclassifications (1)	1,355	(1,395)
Balance at end of year	$13,654	$10,961

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2014 and 2013, deposits of related parties amounted to $3.5 million and $3.0 million, respectively. As of December 31, 2014 and 2013, there were no related party loans which were past due or classified. At December 31, 2014 and 2013 there was $7.1 million, and $6.2 million respectively, in outstanding loan commitments to related parties. In the opinion of the Company, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

NOTE 28. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Dollars in thousands)	2014	2013
ASSETS
Cash	$335	$1,201
Investment in:
Bank subsidiary	113,280	113,479
Nonbank subsidiaries	310	465
Promissory note receivable- mortgage company	—	2,607
Other assets	436	15
Total Assets	$114,361	$117,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures	$10,310	$15,465
Other liabilities	449	515
Total liabilities	10,759	15,980
Shareholders’ equity	103,602	101,787
Total liabilities and shareholders’ equity	$114,361	$117,767

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Operations

Year Ended December 31,

(Dollars in thousands)	2014	2013	2012
INCOME
Other income	$482	$257	$91
Dividends from subsidiaries	10,100	12,224	6,285
Total income	10,582	12,481	6,376
EXPENSES
Management fees paid to subsidiaries	208	254	257
Other expenses	2,082	678	748
Total expenses	2,290	932	1,005

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	8,292	11,549	5,371
Income tax expense	1	1	1
Income before equity in undistributed net income of subsidiaries	8,291	11,548	5,370
Equity in undistributed net income of subsidiaries	(2,564)	(3,613)	2,190
Net income from continuing operations	$5,727	$7,935	$7,560
Net income from discontinued operations (net of tax of $331 for 2012)	—	—	204
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	—	—	348
Net income attributable to Bank of Commerce Holdings	$5,727	$7,935	$7,416
Less: preferred dividends and accretion on preferred stock	200	200	880
Income available to common shareholders	$5,527	$7,735	$6,536

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Dollars in thousands)	2014	2013	2012
OPERATING ACTIVITIES:
Net income from continuing operations	$5,727	$7,935	$7,560

Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	1	1	(1)
Gain on termination of debt	(406)	—	—
Equity in undistributed net income of subsidiaries	2,564	3,613	(2,190)
Other assets	1,209	(257)	378
Other liabilities	(11)	—	(824)
Net cash provided by operating activities	9,084	11,292	4,923

INVESTING ACTIVITIES:
Promissory note repayments	292	1,230	410
Participation loan payments	—	—	—
Proceeds from settlement of note to former mortgage subsidiary	686	—	321
Net cash provided (used) by investing activities	978	1,230	731

FINANCIAL ACTIVITIES:
Repayment of junior subordinated debentures	(4,629)	—	—
Repurchase of common stock	(4,562)	(10,614)	(4,305)
Cash dividends paid on common stock	(1,626)	(2,111)	(1,988)
Cash dividends paid on preferred stock	(200)	(347)	(945)
Proceeds from stock options exercised	23	16	—
Stock issued under employee/director purchase plan	66	—	—
Net cash (used) in financing activities	(10,928)	(13,056)	(7,240)
Changes in cash and cash equivalents	(866)	(534)	(1,586)
Cash and cash equivalents, beginning of year	1,201	1,735	3,321
Cash and cash equivalents, end of year	$335	$1,201	$1,735

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2014.

2014

(Dollars in thousands, except for share information)	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,173	$8,190	$7,948	$8,290	$32,601
Provision for loan and lease losses	—	1,450	1,050	675	3,175
Noninterest income	364	2,136	671	1,144	4,315
Noninterest expense	7,784	6,111	6,032	6,507	26,434
Income from continuing operations before income taxes	753	2,765	1,537	2,252	7,307
Provision for income tax	188	559	264	569	1,580
Net income attributable to Bank of Commerce Holdings	$565	$2,206	$1,273	$1,683	$5,727

Less: preferred dividend and accretion on preferred stock	50	50	50	50	200
Income available to common shareholders	$515	$2,156	$1,223	$1,633	$5,527
Basic earnings per share attributable to continuing operations	$0.04	$0.16	$0.09	$0.12	$0.41
Basic earnings (loss) per share attributable to discontinued operations	$—	$—	$—	$—	$—
Average basic shares	13,942	13,378	13,294	13,295	13,475
Diluted earnings per share attributable to continuing operations	$0.04	$0.16	$0.09	$0.12	$0.41
Diluted earnings per share attributable to discontinued operations	$—	$—	$—	$—	$—
Average diluted shares	13,987	13,426	13,339	13,335	13,520

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

2013

(Dollars in thousands, except for share information)	March 31,	June 30,	September 30,	December 31,	Four Quarters
Net interest income	$8,506	$8,287	$8,496	$8,494	$33,783
Provision for loan and lease losses	1,050	1,400	300	—	2,750
Noninterest income	824	1,025	974	719	3,542
Noninterest expense	5,462	5,149	5,937	5,241	21,789
Income from continuing operations before income taxes	2,818	2,763	3,233	3,972	12,786
Provision for income tax	778	757	1,431	1,885	4,851
Net income attributable to Bank of Commerce Holdings	$2,040	$2,006	$1,802	$2,087	$7,935

Less: preferred dividend and accretion on preferred stock	50	50	50	50	200
Income available to common shareholders	$1,990	$1,956	$1,752	$2,037	$7,735
Basic earnings per share attributable to continuing operations	$0.13	$0.13	$0.12	$0.14	$0.52
Basic earnings (loss) per share attributable to discontinued operations	$—	$—	$—	$—	$—
Average basic shares	15,686	15,120	14,829	14,143	14,940
Diluted earnings per share attributable to continuing operations	$0.13	$0.13	$0.12	$0.14	$0.52
Diluted earnings per share attributable to discontinued operations	$—	$—	$—	$—	$—
Average diluted shares	15,703	15,139	14,853	14,176	14,964

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2014, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers And Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2015 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

Item 11 - Executive Compensation

The response to this item is incorporated by reference to the Proxy Statement, under the captions “Information on Director and Executive Compensation” and “Compensation Discussion and Analysis”.

Item 12 - Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:
(1)	Financial Statements:
Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.
(2)	Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-K	000-25135	3.1	3/9/2012
3.2	Amended and Restated Bylaws	10-K	000-25135	3.2	3/9/2012
4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998
4.2	Certificate of Determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B	8-K	000-25135	3.1	9/28/2011
4.3	Form of Certificate for the Series B Preferred Stock	8-K	000-25135	4.1	9/28/2011
10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.1	9/28/2011
10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.2	9/28/2011
10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock	8-K	000-25135	10.3	9/28/2011
10.4	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010
10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998
10.6*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.7*	Form of Deferred Compensation Agreement Used In Connection With 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.8*	Amendments to the 1993 Deferred Compensation Plan					X
10.9*	Amended and Restated Employment Agreement with Randall S. Eslick, dated November 19, 2013					X
10.10*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013					X
10.11*	Employment Agreement with Samuel D. Jimenez, dated December 17, 2013					X
10.12*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013					X

10.13*	Amended and Restated Employment Agreement with Patrick J. Moty, dated November 19, 2013, 2013					X
10.14*	Amendment to the Salary Continuation Agreement for Patrick J. Moty, dated November 21, 2012	8-K	000-25135	10.27	11/21/2012
10.15*	Employment Agreement with Robert J. O’Neil, dated December 17, 2013					X
10.16*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013					X
10.17*	Employment Agreement with Robert H. Muttera, dated December 17, 2013					X
10.18*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014					X
10.19*	2013 Directors Deferred Compensation Plan					X
10.20*	Employment Agreement with James A. Sundquist dated December 1, 2014					X
10.21*	Severance and Release Agreement with Patrick J. Moty dated December 16, 2014					X
14	Bank of Commerce Code of Ethics	8-K	000-25135	10.12	2/26/2003
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X
99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2015.

BANK OF COMMERCE HOLDINGS

By	/s/ Randall S. Eslick
Randall S. Eslick
President, Chief Executive Officer and Director of Redding Bank of Commerce and Bank of Commerce Holdings

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall S. Eslick and James A. Sundquist, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer	March 10, 2015

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2015

/s/ Lyle L. Tullis	Chairman of the Board	March 10, 2015

/s/ David H. Scott	Director	March 10, 2015

/s/ Jon W. Halfhide	Director	March 10, 2015

/s/ Orin N. Bennett	Director	March 10, 2015

/s/ Gary R. Burks	Director	March 10, 2015

/s/ Joseph Q. Gibson	Director	March 10, 2015

/s/ Terence J. Street	Director	March 10, 2015

/s/ Linda J. Miles	Director	March 10, 2015

Exhibit Index

(Material Contracts Listed as 10.1 - 10.21)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-K	000-25135	3.1	3/9/2012
3.2	Amended and Restated Bylaws	10-K	000-25135	3.2	3/9/2012
4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998
4.2	Certificate of Determination for the Senior Non-Cumulative Perpetual Preferred Stock, Series B	8-K	000-25135	3.1	9/28/2011
4.3	Form of Certificate for the Series B Preferred Stock	8-K	000-25135	4.1	9/28/2011
10.1	Securities Purchase Agreement, dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.1	9/28/2011
10.2	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the issuance of the Series B Preferred Stock	8-K	000-25135	10.2	9/28/2011
10.3	Letter Agreement dated September 27, 2011, between Bank of Commerce Holdings and the United States Department of the Treasury, with respect to the redemption of the Series A Preferred Stock	8-K	000-25135	10.3	9/28/2011
10.4	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010
10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998
10.6*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.7*	Form of Deferred Compensation Agreement Used In Connection With 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.8*	Amendments to the 1993 Deferred Compensation Plan					X
10.9*	Amended and Restated Employment Agreement with Randall S. Eslick, dated November 19, 2013					X
10.10*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013					X
10.11*	Employment Agreement with Samuel D. Jimenez, dated December 17, 2013					X
10.12*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013					X
10.13*	Amended and Restated Employment Agreement with Patrick J. Moty, dated November 19, 2013, 2013					X

10.14*	Amendment to the Salary Continuation Agreement for Patrick J. Moty, dated November 21, 2012	8-K	000-25135	10.27	11/21/2012
10.15*	Employment Agreement with Robert J. O’Neil, dated December 17, 2013					X
10.16*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013					X
10.17*	Employment Agreement with Robert H. Muttera, dated December 17, 2013					X
10.18*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014					X
10.19*	2013 Directors Deferred Compensation Plan					X
10.20*	Employment Agreement with James A. Sundquist dated December 1, 2014					X
10.21*	Severance and Release Agreement with Patrick J. Moty dated December 16, 2014					X
14	Bank of Commerce Code of Ethics	8-K	000-25135	10.12	2/26/2003
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X
99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Executive Contract, Compensatory Plan or Arrangement