Form 10-Q
period 2015-03-31
Bank of Commerce Holdings
filed 2015-05-08
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of April 20, 2014: 13,336,978

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

March 31, 2015 and December 31, 2014

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Assets:
Cash and due from banks	$19,309	$43,949
Interest bearing due from banks	10,802	14,473
Total cash and cash equivalents	30,111	58,422

Securities available-for-sale, at fair value	166,890	186,986
Securities held-to-maturity, at amortized cost	36,609	36,806

Loans, net of deferred fees and costs	699,544	661,055
Allowance for loan and lease losses	(11,296)	(10,820)
Net loans	688,248	650,235

Premises and equipment, net	11,903	12,295
Other real estate owned	1,502	502
Life insurance	22,009	21,844
Deferred tax asset	10,041	10,231
Other assets	18,089	19,871
Total assets	$985,402	$997,192

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$150,056	$157,557
Demand - interest bearing	266,552	298,160
Savings accounts	92,088	88,569
Certificates of deposit	253,280	244,749
Total deposits	761,976	789,035

Federal Home Loan Bank of San Francisco borrowings	90,000	75,000
Junior subordinated debentures	10,310	10,310
Other liabilities	17,679	19,245
Total liabilities	879,965	893,590

Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 as of March 31, 2015 and December 31, 2014	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized; 17,081,780 issued; 13,336,978 outstanding as of March 31, 2015 and 13,294,777 outstanding as of December 31, 2014	24,105	23,891
Retained earnings	61,217	59,867
Accumulated other comprehensive income (loss)	184	(87)
Total shareholders’ equity	105,437	103,602
Total liabilities and shareholders' equity	$985,402	$997,192

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share information)	2015	2014
Interest income:
Interest and fees on loans	$7,911	$7,094
Interest on taxable securities	944	1,114
Interest on tax-exempt securities	599	652
Interest on interest bearing due from banks	72	140
Total interest income	9,526	9,000
Interest expense:
Interest on demand deposits	116	121
Interest on savings deposits	54	57
Interest on certificates of deposit	591	662
Interest on other borrowings	396	(13)
Total interest expense	1,157	827
Net interest income	8,369	8,173
Provision for loan and lease losses	—	—
Net interest income after provision for loan and lease losses	8,369	8,173
Noninterest income:
Service charges on deposit accounts	49	44
Payroll and benefit processing fees	148	135
Earnings on cash surrender value - life insurance	165	126
Gain (loss) on investment securities, net	215	(245)
Other income	277	304
Total noninterest income	854	364
Noninterest expense:
Salaries and related benefits	3,910	3,680
Premise and equipment	734	642
Write down of other real estate owned	—	290
Federal Deposit Insurance Corporation insurance premium	207	191
Data processing fees	233	194
Professional service fees	422	264
Deferred compensation	71	57
Other expenses	1,016	2,322
Total noninterest expense	6,593	7,640
Income before provision for income taxes	2,630	897
Provision for income taxes	829	332
Net income	$1,801	$565
Less: Preferred dividends	50	50
Income available to common shareholders	$1,751	$515
Basic earnings per share	$0.13	$0.04
Average basic shares	13,303	13,942
Diluted earnings per share	$0.13	$0.04
Average diluted shares	13,340	13,987

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2015 and 2014

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Net income	$1,801	$565
Available-for-sale securities:
Unrealized gains arising during the period	747	2,830
Reclassification adjustments for net (gain) loss realized in earnings (net of tax expense (benefit) of $90 and $(101) for the three months ended March 31, 2015 and 2014 respectively.	(125)	144
Income tax expense related to unrealized gains	(307)	(1,165)
Net change in unrealized gains	315	1,809
Held-to-maturity securities:
Accretion of held-to-maturity other comprehensive income to municipal yield	(23)	(23)
Net change in unrealized gains	(23)	(23)
Derivatives:
Unrealized losses arising during the period	(35)	(55)
Reclassification adjustments for net gains realized in earnings (net of tax expense of $62 for the three months ended March 31, 2014)	—	(88)
Income tax benefit related to unrealized losses	14	23
Net change in unrealized losses	(21)	(120)
Other comprehensive income	271	1,666
Comprehensive income – Bank of Commerce Holdings	$2,072	$2,231

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2014 and for the three months ended March 31, 2015 (Unaudited)

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Income (Loss)
(Dollars and shares in thousands)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net Income	—	—	—	5,727	—	5,727
Other comprehensive income, net of tax	—	—	—	—	2,305	2,305
Comprehensive income	—	—	—	—	—	8,032
Dividend on preferred stock	—	—	—	(200)	—	(200)
Repurchase of common stock	—	(700)	(4,562)	—	—	(4,562)
Dividend on common stock ($0.12 per share)	—	—	—	(1,604)	—	(1,604)
Common stock issued under employee plans and related tax benefit	—	17	66	—	—	66
Stock options exercised	—	—	23	—	—	23
Compensation expense associated with stock options	—	—	60	—	—	60
Balance at December 31, 2014	$19,931	13,294	$23,891	$59,867	$(87)	$103,602

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Income (Loss)
(Dollars and shares in thousands)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	1,801	—	1,801
Other comprehensive income, net of tax	—	—	—	—	271	271
Comprehensive income	—	—	—	—	—	2,072
Dividend on preferred stock	—	—	—	(50)	—	(50)
Dividend on common stock ($0.03 per share)	—	—	—	(401)	—	(401)
Common stock issued under employee plans and related tax benefit	—	7	36	—	—	36
Stock options exercised	—	36	146	—	—	146
Compensation expense associated with stock options	—	—	12	—	—	12
Compensation expense associated with restricted stock	—	—	20	—	—	20
Balance at March 31, 2015	$19,931	13,337	$24,105	$61,217	$184	$105,437

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and March 31, 2014

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Cash flows from operating activities:
Net income	$1,801	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	370	281
Compensation expense associated with stock options	12	17
Compensation expense associated with restricted stock	20	—
Net (gain) loss on sale of securities available-for-sale	(215)	245
Amortization of investment premiums and accretion of discounts, net	471	414
Amortization of held-to-maturity fair value adjustment	(39)	(39)
Write down of fixed assets	149	—
Write down of other real estate owned	—	290
(Gain) on sale of other real estate owned	(15)	—
Increase in cash surrender value of life insurance	(165)	(126)
Increase in deferred compensation	213	100
Increase in deferred loan costs	(158)	(17)
Decrease in other assets	560	2,238
Decrease in other liabilities	(1,790)	(648)
Net cash provided by operating activities	1,214	3,320

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	7,443	3,088
Proceeds from sale of available-for-sale securities	25,215	36,686
Purchases of available-for-sale securities	(12,330)	(24,773)
Proceeds from maturities and payments of held-to-maturity securities	240	—
Purchases of held-to-maturity securities	—	(244)
Cash paid for low income housing investments	(462)	(298)
Net redemption of Federal Home Loan Bank of San Francisco stock	1,263	58
Loan originations, net of principal repayments	(19,954)	(757)
Purchase of loan pools	(20,587)	(12,721)
Purchase of premises and equipment, net	(127)	(1,151)
Proceeds from the sale of other real estate owned	1,701	—
Proceeds from settlement of note to former mortgage subsidiary	—	686
Net cash (used) provided by investing activities	(17,598)	574

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) Continued

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Cash flows from financing activities:
Net decrease in demand deposits and savings accounts	$(35,590)	$(3,613)
Net increase in certificates of deposit	8,531	19,031
Advances on term debt	65,000	—
Repayment of term debt	(50,000)	—
Proceeds from stock options exercised	146	20
Stock issued under employee plans	36	66
Repurchase of common stock	—	(2,876)
Cash dividends paid on preferred stock	(50)	(50)
Cash dividends paid on common stock	—	(419)
Net cash (used) provided by financing activities	(11,927)	12,159
Net (decrease) increase in cash and cash equivalents	(28,311)	16,053
Cash and cash equivalents at beginning of year	58,422	58,515
Cash and cash equivalents at end of period	$30,111	$74,568

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the three months ended March 31, 2015 and March 31, 2014

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2015	2014
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$1,400	$—
Interest	$1,160	$951
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$2,686	$—

Changes in unrealized gain on investment securities available-for-sale	$535	$3,075
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	(220)	(1,266)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$315	$1,809

Changes in unrealized (loss) on derivatives	$(35)	$(55)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	14	23
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(21)	$(32)

Reclassification of earnings from gains on derivatives	$—	$(150)
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	—	62
Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$—	$(88)

Accretion of held-to-maturity from other comprehensive income to interest income	(39)	(39)
Changes in deferred tax related to accretion of held-to-maturity investment securities	16	16
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(23)	$(23)
Supplemental disclosures of non cash financing activities:
Cash dividend declared on common shares and payable after period-end	$401	$409
Cash dividend declared on preferred shares and payable after period-end	$50	$50

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The balance sheet as of March 31, 2015 and December 31, 2014, which has been derived from the unaudited interim consolidated financial statements and audited consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. Subsequent to the issuance of the Company’s 2014 Annual Report on Form 10-K, the Company identified an error in the “pass” and “watch” classifications disclosed in the internal risk ratings table. Loans previously reported in the “watch” classification that are subject to enhanced monitoring but did not meet the regulatory definition of “watch” should have been reported in the “pass” classification. The revision reclassifies loans from the “watch” classification to the “pass” classification. There is no effect on the Consolidated Balance Sheets or Consolidated Statements of Operations. There is also no impact on the Company’s criticized or classified assets. See Note 6, Loans in the Notes to Unaudited Consolidated Financial Statements for further discussion. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2014 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2015 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2014, the Company had one wholly-owned trust (“Trust”) formed 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. NOTE RECEIVABLE

Pursuant to the terms of a note receivable held by the Company in conjunction with the Company’s disposal of the former mortgage subsidiary, the Company received note payments (the “Note”) that commenced in 2013 and were due quarterly over a consecutive five year period. The Note carried a zero rate of interest and the obligation was guaranteed by the continuing shareholder of the Mortgage Company. As of March 31, 2014, the Company had received all principal amounts due through that date under the original Note agreement, and the Note carried an outstanding principal balance of $2.7 million.

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

The table below presents the details of the closing transaction:

(Amounts in thousands)	Amount
Proceeds:
Cash received	$686
1-4 family mortgage note (fair value)	560
Net proceeds received	1,246
Assets derecognized:
Note due from the mortgage company	2,753
Warehouse line of credit	259
Discount on the note	(374)
Total assets derecognized	2,638
Loss on settlement of the note	$1,392

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 4. EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the entity.

The following is a computation of basic and diluted EPS for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
(Amounts in thousands, except per share data)	March 31,
Earnings Per Share	2015	2014
Numerators:
Net income	$1,801	$565
Less:
Preferred cash dividends	50	50

Net income available to common shareholders	$1,751	$515
Denominators:
Weighted average number of common shares outstanding - basic	13,303	13,942
Effect of potentially dilutive common shares (1)	37	45
Weighted average number of common shares outstanding - diluted	13,340	13,987
Earnings per common share:
Basic	$0.13	$0.04
Diluted	$0.13	$0.04
Anti-dilutive options not included in earnings per share calculation	124,200	123,437

On March 20, 2014, the Company announced that its Board of Directors authorized the purchase of up to 700,000 or 5% of its outstanding shares over a 12 month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. Pursuant to the plan, the Company repurchased and subsequently retired 700,000 common shares during the six months ended June 30, 2014.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in other comprehensive income (loss), and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security. The Company did not have any transfers in or out of the various securities classifications for the three months ended March 31, 2015 and twelve months ended December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities as of March 31, 2015, and December 31, 2014:

	As of March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$6,290	$132	$—	$6,422
Obligations of state and political subdivisions	51,365	2,134	(8)	53,491
Residential mortgage backed securities and collateralized mortgage obligations	41,603	415	(167)	41,851
Corporate securities	31,128	578	(46)	31,660
Commercial mortgage backed securities	6,808	47	(56)	6,799
Other asset backed securities	26,572	278	(183)	26,667
Total	$163,766	$3,584	$(460)	$166,890
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,609	$952	$(336)	$37,225

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$6,351	$58	$(16)	$6,393
Obligations of state and political subdivisions	52,629	1,788	(54)	54,363
Residential mortgage backed securities and collateralized mortgage obligations	46,727	457	(169)	47,015
Corporate securities	37,392	475	(133)	37,734
Commercial mortgage backed securities	10,402	60	(73)	10,389
Other asset backed securities	30,896	393	(197)	31,092
Total	$184,397	$3,231	$(642)	$186,986
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,806	$712	$(400)	$37,118

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of March 31, 2015, are shown below. The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, in the following table. Expected maturities may differ from contractual.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,328	$3,330	$—	$—
One year through five years	57,795	58,605	1,489	1,508
Five years through ten years	41,652	42,536	15,476	15,878
After ten years	60,991	62,419	19,644	19,839
Total	$163,766	$166,890	$36,609	$37,225

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company held $49.2 million in securities with safekeeping institutions for pledging purposes. Of this amount, $19.9 million were pledged as of March 31, 2015. The following table presents the fair value of the securities held, segregated by purpose, as of March 31, 2015:

(Amounts in thousands)	Amount
Public funds collateral	$24,721
Federal Home Loan Bank of San Francisco borrowings	20,177
Interest rate swap contracts	4,339
Total securities held for pledging purposes	$49,237

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Proceeds from sales of securities	$25,215	$36,686

Gross realized gains on sales of securities:
U.S. government & agencies	$32	$—
Obligations of state and political subdivisions	13	157

Residential mortgage backed securities and collateralized mortgage obligations	82	6
Corporate securities	4	141
Commercial mortgage backed securities	93	—
Other asset backed securities	—	23
Total gross realized gains on sales of securities	224	327
Gross realized losses on sales of securities:
Obligations of state and political subdivisions	—	(90)

Residential mortgage backed securities and collateralized mortgage obligations	(9)	(469)
Commercial mortgage backed securities	—	(1)
Other asset backed securities	—	(12)
Total gross realized losses on sales of securities	(9)	(572)
Gain (loss) on investment securities, net	$215	$(245)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the current fair value and associated unrealized losses on investments with unrealized losses as of March 31, 2015, and December 31, 2014. The tables also illustrate whether these securities have had unrealized losses for less than 12 months or for 12 months or longer.

	As of March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Obligations of states and political subdivisions	$2,152	$(8)	$—	$—	$2,152	$(8)
Residential mortgage backed securities and collateralized mortgage obligations	6,233	(70)	5,242	(97)	11,475	(167)
Corporate securities	3,016	(15)	3,777	(31)	6,793	(46)
Commercial mortgage backed securities	2,106	(10)	1,986	(46)	4,092	(56)
Other asset backed securities	2,670	(6)	6,045	(177)	8,715	(183)
Total temporarily impaired securities	$16,177	$(109)	$17,050	$(351)	$33,227	$(460)
Held-to-maturity securities:
Obligations of states and political subdivisions	$5,801	$(62)	$5,291	$(274)	$11,092	$(336)

	As of December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,269	$(16)	$1,269	$(16)
Obligations of states and political subdivisions	3,952	(34)	2,078	(20)	6,030	(54)
Residential mortgage backed securities and collateralized mortgage obligations	10,193	(66)	5,365	(103)	15,558	(169)
Corporate securities	7,058	(36)	6,542	(97)	13,600	(133)
Commercial mortgage backed securities	4,912	(14)	1,542	(59)	6,454	(73)
Other asset backed securities	4,891	(16)	6,088	(181)	10,979	(197)
Total temporarily impaired securities	$31,006	$(166)	$22,884	$(476)	$53,890	$(642)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,556	$(14)	$12,726	$(386)	$14,282	$(400)

At March 31, 2015, 50 securities were in unrealized loss positions and at December 31, 2014, 73 securities were in unrealized loss positions.

The available-for-sale residential mortgage backed securities, commercial backed securities, and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2015, were issued by both public and private agencies. The unrealized losses on residential mortgage backed securities and collateralized mortgage obligations were caused by changes in market interest rates and or the widening of market spreads subsequent to the initial purchase of these securities, and not by the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates and or widening market spreads and not credit quality, and because the Company does not intend to sell the securities in this class, and it is more likely than not the Company will not be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

For the three months ended March 31, 2015, the Company did not recognize impairment losses. For the year ended December 31, 2014, the Company recognized an OTTI of $22 thousand for securities that were in a loss position at December 31, 2014 and sold in January of 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

NOTE 6. LOANS

Outstanding loan balances consist of the following at March 31, 2015, and December 31, 2014:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Commercial	$153,044	$153,957
Real estate – construction loans	29,127	30,099
Real estate – commercial (investor)	235,404	215,114
Real estate – commercial (owner occupied)	127,259	115,389
Real estate – ITIN loans	52,043	52,830
Real estate – mortgage	12,304	13,156
Real estate – equity lines	45,750	44,981
Consumer	44,283	35,210
Other	15	162
Gross loans	699,229	660,898
Deferred fees and costs	315	157
Loans, net of deferred fees and costs	699,544	661,055
Allowance for loan and lease losses	11,296	10,820
Net loans	$688,248	$650,235

Gross loan balances in the table above include net purchase discounts of $1.8 million and $998 thousand as of March 31, 2015, and December 31, 2014, respectively.

Loans are reported as past due when any portion of the principal and interest are not received on the due date. The days past due will continue to increase for each day until full principal and interest are received (i.e. if payment is not received within 30 days of the due date, the loan will be considered 30 days past due; if payment is not received within 60 days of the due date, the loan will be considered 60 days past due, etc). Loans that become 90 days past due will be placed in nonaccrual status unless well secured and in the process of collection.

Age analysis of past due loans, segregated by class of loans, as of March 31, 2015, and December 31, 2014, were as follows:

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
March 31, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$329	$—	$2,510	$2,839	$150,205	$153,044	$—
Commercial real estate:
Construction	—	—	—	—	29,127	29,127	—
Other	36	—	6,988	7,024	355,639	362,663	—
Residential:
1-4 family	1,012	150	2,925	4,087	60,260	64,347	—
Home equities	236	—	24	260	45,490	45,750	—
Consumer	110	73	30	213	44,085	44,298	—
Total	$1,723	$223	$12,477	$14,423	$684,806	$699,229	$—

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2014	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$2,421	$301	$2,161	$4,883	$149,074	$153,957	$—
Commercial real estate:
Construction	—	—	—	—	30,099	30,099	—
Other	—	—	8,464	8,464	322,039	330,503	—
Residential:
1-4 family	1,080	122	3,597	4,799	61,187	65,986	—
Home equities	145	99	24	268	44,713	44,981	—
Consumer	158	57	23	238	35,134	35,372	23
Total	$3,804	$579	$14,269	$18,652	$642,246	$660,898	$23

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

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. The Company obtains appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In most cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes impaired loans by loan class as of March 31, 2015, and December 31, 2014:

	As of March 31, 2015
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$3,917	$8,134	$—
Commercial real estate:
Other	7,666	9,916	—
Residential:
1-4 family	8,443	11,068	—
Home equities	201	202	—
Total with no related allowance recorded	$20,227	$29,320	$—
With an allowance recorded:
Commercial	$996	$1,023	$247
Commercial real estate:
Other	2,563	3,211	415
Residential:
1-4 family	3,341	3,448	569
Home equities	574	574	287
Consumer	34	34	14
Total with an allowance recorded	$7,508	$8,290	$1,532
Subtotal:
Commercial	$4,913	$9,157	$247
Commercial real estate	10,229	13,127	415
Residential	12,559	15,292	856
Consumer	34	34	14
Total impaired loans	$27,735	$37,610	$1,532

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

	As of December 31, 2014
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$4,298	$8,461	$—
Commercial real estate:
Other	8,287	12,309	—
Residential:
1-4 family	8,714	11,381	—
Home equities	201	202	—
Total with no related allowance recorded	$21,500	$32,353	$—
With an allowance recorded:
Commercial	$2,299	$2,317	$314
Commercial real estate:
Other	3,466	4,064	432
Residential:
1-4 family	3,529	3,640	506
Home equities	579	579	289
Consumer	35	35	15
Total with an allowance recorded	$9,908	$10,635	$1,556
Subtotal:
Commercial	$6,597	$10,778	$314
Commercial real estate	11,753	16,373	432
Residential	13,023	15,802	795
Consumer	35	35	15
Total impaired loans	$31,408	$42,988	$1,556

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

The Company defines a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. Nonperforming loans are loans which may be on nonaccrual, 90 days past due and still accruing, or have been restructured and is not in compliance with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when the loan is estimated to be fully collectible.

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

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $163 thousand and $188 thousand for the three months ended March 31, 2015 and 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Nonaccrual loans, segregated by loan class, were as follows at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Commercial	$3,908	$5,112
Commercial real estate:
Other	8,182	9,696
Residential:
1-4 family	6,365	6,782
Home equities	24	24
Consumer	34	35
Total	$18,513	$21,649

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$5,363	$20	$6,738	$1
Commercial real estate:
Other	10,997	32	20,343	107
Residential:
1-4 family	12,033	33	12,204	24
Home equities	776	7	1,250	9
Consumer	35	—	—	—
Total	$29,204	$92	$40,535	$141

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014

	Payment		Rate &
(Amounts in thousands)	Deferral	Total	Maturity	Total
Commercial	$787	$787	$695	$695
Residential:
1-4 family	274	274	—	—
Total	$1,061	$1,061	$695	$695

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$823	$823	1	$700	$700
Residential:
1-4 family	3	259	275	—	—	—
Total	4	$1,082	$1,098	1	$700	$700

At March 31, 2015 and December 31, 2014, impaired loans of $8.7 million and $9.2 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the Company had $21.4 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of March 31, 2015, the Company had 121 loans that qualified as troubled debt restructurings, of which 99 loans were performing according to their restructured terms. Troubled debt restructurings represented 3.06% of gross loans as of March 31, 2015, compared with 3.55% at December 31, 2014.

The following tables represent loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2015. There were no troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2014:

	For the Three Months Ended
	March 31, 2015
(Amounts in thousands)	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment
1-4 family	1	$52
Total	1	$52

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Performing and nonperforming loans, segregated by class of loans, are as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015
(Amounts in thousands)	Performing	Nonperforming	Total
Commercial	$149,136	$3,908	$153,044
Commercial real estate:
Construction	29,127	—	29,127
Other	354,481	8,182	362,663
Residential:
1-4 family	57,982	6,365	64,347
Home equities	45,726	24	45,750
Consumer	44,264	34	44,298
Total	$680,716	$18,513	$699,229

	December 31, 2014
(Amounts in thousands)	Performing	Nonperforming	Total
Commercial	$148,845	$5,112	$153,957
Commercial real estate:
Construction	30,099	—	30,099
Other	320,807	9,696	330,503
Residential:
1-4 family	59,204	6,782	65,986
Home equities	44,957	24	44,981
Consumer	35,314	58	35,372
Total	$639,226	$21,672	$660,898

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

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. During the current year, the Company determined that certain amounts in the “pass” and “watch” classifications disclosed in the internal risk ratings table included in the Company's 2014 Form 10-K were incorrect. Accordingly, $46.9 million have been reclassified from “watch” to “pass” in the December 31, 2014 table below. The following table summarizes internal risk rating by loan class as of March 31, 2015, and December 31, 2014:

	As of March 31, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$126,455	$15,052	$3,547	$7,990	$—	$153,044
Commercial real estate:
Construction	29,088	39	—	—	—	29,127
Other	343,744	5,678	2,097	11,144	—	362,663
Residential:
1-4 family	52,312	—	—	12,035	—	64,347
Home equities	42,405	1,103	1,271	971	—	45,750
Consumer	44,211	3	14	70	—	44,298
Total gross loans	$638,215	$21,875	$6,929	$32,210	$—	$699,229

	As of December 31, 2014
	Pass	Watch	Special
(Amounts in thousands)	(Restated)	(Restated)	Mention	Substandard	Doubtful	Total
Commercial	$124,986	$14,116	$4,018	$10,837	$—	$153,957
Commercial real estate:
Construction	30,056	43	—	—	—	30,099
Other	309,140	7,817	869	12,677	—	330,503
Residential:
1-4 family	53,490	—	—	12,496	—	65,986
Home equities	41,624	2,380	—	977	—	44,981
Consumer	35,279	3	18	72	—	35,372
Total gross loans	$594,575	$24,359	$4,905	$37,059	$—	$660,898

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the ALLL and recorded investment in financing receivables as of March 31, 2015, and December 31, 2014:

	For the three months ended March 31, 2015
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
ALLL:
Beginning balance	$3,552	$4,825	$450	$1,671	$322	$10,820
Charge offs	(52)	—	(112)	(15)	—	(179)
Recoveries	26	594	—	35	—	655
Provision	—	—	—	—	—	—
Ending balance	$3,526	$5,419	$338	$1,691	$322	$11,296

	As of March 31, 2015
Ending balance: individually evaluated for impairment	$247	$415	$14	$856	$—	$1,532
Ending balance: collectively evaluated for impairment	$3,279	$5,004	$324	$835	$322	$9,764
Financing receivables:
Ending balance	$153,044	$391,790	$44,298	$110,097	$—	$699,229
Ending balance: individually evaluated for impairment	$4,913	$10,229	$34	$12,559	$—	$27,735
Ending balance: collectively evaluated for impairment	$148,131	$381,561	$44,264	$97,538	$—	$671,494

	For the twelve months ended December 31, 2014
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
ALLL:
Beginning balance	$7,057	$2,784	$35	$2,493	$1,803	$14,172
Charge offs	(4,242)	(2,699)	(2)	(376)	—	(7,319)
Recoveries	582	1	—	209	—	792
Provision	155	4,739	417	(655)	(1,481)	3,175
Ending balance	$3,552	$4,825	$450	$1,671	$322	$10,820

	As of December 31, 2014
Ending balance: individually evaluated for impairment	$314	$432	$15	$795	$—	$1,556
Ending balance: collectively evaluated for impairment	$3,238	$4,393	$435	$876	$322	$9,264
Financing receivables:
Ending balance	$153,957	$360,602	$35,372	$110,967	$—	$660,898
Ending balance: individually evaluated for impairment	$6,597	$11,753	$35	$13,023	$—	$31,408
Ending balance: collectively evaluated for impairment	$147,360	$348,849	$35,337	$97,944	$—	$629,490

The ALLL totaled $11.3 million or 1.62% of total gross loans at March 31, 2015 and $10.8 million or 1.64% at December 31, 2014. In addition, as of March 31, 2015, the Company had $199.0 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $695 thousand in other liabilities in the Consolidated Balance Sheets.

During the three months ended March 31, 2015, the Company realized net recoveries of $476 thousand compared with net charge offs of $6.5 million in the period ended December 31, 2014. The net recoveries and the increase in the ALLL in the current quarter are primarily due to commercial real estate from one classified loan that was transferred to OREO and sold during the three months ended March 31, 2015.

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

Management believes that the ALLL was adequate as of March 31, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of March 31, 2015, approximately 72% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The recent U.S. recession, the housing market downturn, and low real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. Continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2015, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2014. December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

NOTE 7. OTHER REAL ESTATE OWNED

Other Real Estate Owned –represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, which becomes the property’s new cost basis. Any write-down based on the asset’s fair value at the date of acquisition are charged or credited to the ALLL. Any write-up in the fair value of the asset at the date of acquisition is reported as noninterest income unless there has been a prior charge off, in which case a recovery is credited to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs.

Subsequent valuation adjustments are recognized under the line item Write down of other real estate owned in the Consolidated Statements of Operations. Revenue and expenses incurred from OREO property are recorded in noninterest income or noninterest expense, in the Consolidated Statements of Operations, respectively.

At March 31, 2015, and December 31, 2014, the recorded investment in OREO was $1.5 million and $502 thousand, respectively. For the three months ended March 31, 2015, the Company transferred foreclosed property from eight loans in the amount of $2.7 million to OREO. During the three months ended March 31, 2015 the Company sold two properties with a balance of $1.7 million for a net gain of $15 thousand. The March 31, 2015 OREO balance consists of 12 properties, of which five properties are secured with 1-4 family residential real estate in the amount of $370 thousand and seven are nonfarm nonresidential properties in the amount of $1.1 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.7 million.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of March 31, 2015.

The Company’s effective income tax rate was 32% for the three months ended March 31, 2015, compared with 37% for the same period a year ago.

NOTE 9. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at March 31, 2015 was $5.3 million. These investments are recorded in other assets with a corresponding funding obligation of $1.9 million recorded in other liabilities. The Company has invested in four separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provide the Company with tax credits and with operating loss tax benefits over an approximately 16 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provides returns on the investments between 4.28% and 7.14%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s original investment in the LIHTC projects accounted for using the proportional amortization method, the current recorded investment balance, and the unfunded liability balance of each investment at March 31, 2015 and December 31, 2014. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2015 and 2014, the amortization of the investment and the net impact to the Company’s income tax provision for 2015 and 2014:

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
March 31, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,692	$628	$57	$46	$11
WNC Institutional Tax Credit Fund 38, L.P.	1,000	862	302	35	26	9
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,992	923	69	58	11

California Affordable Housing Fund	2,454	803	—	48	48	—
Total – investments in qualified affordable housing projects	$7,954	$5,349	$1,853	$209	$178	$31

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2014	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,846	$736	$160	$154	$31
WNC Institutional Tax Credit Fund 38, L.P.	1,000	888	314	105	112	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,050	1,374	340	450	58

California Affordable Housing Fund	2,454	852	—	209	187	22
Total – investments in qualified affordable housing projects	$7,954	$5,636	$2,424	$814	$903	$137

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The Company’s investments in affordable housing projects generated tax credits recorded by the Company of $164 thousand for the quarter ended March 31, 2015 and $120 thousand for the quarter ended March 31, 2014. Additional tax benefits from the operating losses generated by the projects were $48 thousand and $38 thousand for the quarter ended March 31, 2015 and 2014 respectively. The tax credits and benefits were partially offset by the amortization of the principal investment balances of $178 thousand and $74 thousand for the quarters ended March 31, 2015 and 2014 respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table reflects the anticipated net income tax benefit at March 31, 2015 that is expected to be recognized by the Company over the remaining life of the investment:

	Raymond James	WNC Institutional	Merritt Community	California	Total Net
(Amounts in thousands)	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Qualified Affordable Housing Projects	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2015	$35	$26	$35	$—	$96
2016	46	37	47	1	131
2017	46	36	45	1	128
2018	45	35	45	—	125
2019 and thereafter	263	156	238	1	658
Total	$435	$290	$410	$3	$1,138

NOTE 10. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At March 31, 2015 and December 31, 2014, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank (“FHLB”) totaling $192.1 million at March 31, 2015. At March 31, 2015 the Bank had available lines of credit with the Federal Reserve totaling $30.0 million subject to certain collateral requirements, namely the amount of certain pledged loans.

The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at March 31, 2015. If the Bank had borrowed from these lines at March 31, 2015, interest rates would have ranged from .30% to 1.15%. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

The Bank had outstanding secured advances from the Federal Home Loan Bank of San Francisco (“FHLB”) at March 31, 2015 and December 31, 2014 of $90.0 million and $75.0 million, respectively.

Future contractual maturities of FHLB term advances at March 31, 2015 are as follows:

(Amounts in thousands)
Year	Amount
2015	$90,000
Thereafter	—
Total Federal Home Loan Bank of San Francisco advances	$90,000

The maximum amount outstanding from the FHLB under term advances at any month end during the three months ended March 31, 2015, and the year ended December 31, 2014 was $90.0 million and $75.0 million, respectively. The average balance outstanding on FHLB term advances during the three months ended March 31, 2015 and year ended December 31, 2014 was $84.0 million and $77.5 million, respectively. The weighted average interest rate on the borrowings at March 31, 2015 and December 31, 2014 was 0.25% and 0.24%, respectively.

The FHLB borrowings are secured by an investment in FHLB stock, certain real estate mortgage loans which have been specifically pledged to the FHLB pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of March 31, 2015, based upon the level of FHLB advances, the Company was required to hold an investment in FHLB stock of $4.5 million. Furthermore, the Company has pledged $327.2 million of its commercial and real estate mortgage loans, and has borrowed $90.0 million against the pledged loans. As of March 31, 2015, the Company held $19.2 million (amortized cost) in securities with the FHLB for pledging purposes. All of the securities pledged to the FHLB were unused as collateral as of March 31, 2015.

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

Rent expense for the three months ended March 31, 2015 and 2014 was $142 thousand and $140 thousand, respectively. Rent expense was offset by rent income of $4 thousand for both the three months ended March 31, 2015 and 2014.

The following table sets forth, as of March 31, 2015, the future minimum lease payments under non-cancelable operating leases:

(Amounts in thousands)
Amounts due in:
2015	$445
2016	608
2017	549
2018	431
Thereafter	1,698
Total	$3,731

Financial Instruments with Off-Balance Sheet Risk – The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities at March 31, 2015 and December 31, 2014:

(Amounts in thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$192,988	$200,991
Standby letters of credit	2,329	2,731
Guaranteed commitments outstanding	3,357	1,864
Total commitments	$198,674	$205,586

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the three months ended March 31, 2015, and the year ended December 31, 2014. At March 31, 2015 approximately $133 thousand of standby letters of credit expire within one year, and $2.2 million expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $695 thousand at March 31, 2015 and $695 thousand December 31, 2014. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the three months ended March 31, 2015, the Company made no additional provision to the reserve for unfunded commitments.. When a provision is necessary, the expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

Legal Proceedings – The Company is involved in various pending and threatened legal actions arising in the ordinary course of business. The Company maintains reserves for losses from legal actions, which are both probable and estimable. In the opinion of management, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 72% and 71% of the Company’s gross loan portfolio at March 31, 2015 and December 31, 2014.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2015:

	Unrealized	Unrealized	Accumulated Other
	Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2014	$1,810	$(1,897)	$(87)
Comprehensive income three months ended March 31, 2015	292	(21)	271
Accumulated other comprehensive loss as of March 31, 2015	$2,101	$(1,917)	$184

The following table presents activity in accumulated other comprehensive income for the three months ended March 31, 2014:

	Unrealized	Unrealized	Accumulated Other
	(Losses) Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Comprehensive income three months ended March 31, 2014	1,786	(120)	1,666
Accumulated other comprehensive loss as of March 31, 2014	$(23)	$(703)	$(726)

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

The Company performed on the first three legs of the forecasted transactions by executing forecasted FHLB advances of $75.0 million, with maturities that aligned with the respective terminated IR’s. During June 2014, the Company concluded the remaining hedged forecasted FHLB advances associated with the final two legs of the IR’s were no longer probable. Accordingly, the remaining gains recorded in other comprehensive income relating to the final two legs of the IR’s were immediately recognized in earnings. As a result of the transaction, the Company reclassified $952 thousand from other comprehensive income to earnings, which was included in other noninterest income in the Consolidated Statement of Operations.

Net gains of $88 thousand were reclassified out of accumulated other comprehensive income and netted with other borrowing interest expense during the three months ended March 31, 2014.

During August 2011, the Company entered into four IR contracts, to hedge interest rate risk associated with forecasted variable rate FHLB advances. The hedge strategy converted the LIBOR based floating rate of interest on certain forecasted FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.

The following table summarizes the notional amount, effective dates, maturity dates and the maximum length of time over which the existing IR contracts are outstanding with counterparties as of March 31, 2015.

(Amounts in thousands)
Description	Notional Amount	Effective Date	Maturity
Forward starting interest rate swap	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap	$75,000	August 1, 2016	August 1, 2017

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the types of derivatives, separately by assets and liabilities, their locations on the Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2015, and December 31, 2014. See Note 15, Fair Values in these Notes to Unaudited Consolidated Financial Statements for additional detail on the valuation of the Company’s derivatives. The contracts are made with a single issuer and include the right of offset however, all of the outstanding IR contracts have a liability position as of March 31, 2015 and December 31, 2014.

		Asset Derivatives		Liability Derivatives
(Amounts in thousands)	Balance Sheet	March 31,	December 31,	March 31,	December 31,
Description	Location	2015	2014	2015	2014
Forward starting interest rate swaps (1)	Other liabilities	$—	$—	$395	$880
Forward starting interest rate swaps (1)	Other liabilities	—	—	1,496	1,298
Forward starting interest rate swaps (1)	Other liabilities	—	—	1,368	1,046
Total		$—	$—	$3,259	$3,224

(1) Designated as hedging instrument.

The following table summarizes the types of derivatives, their locations within the Consolidated Statements of Operations, and the (loss) gains recorded for the three months ended March 31, 2015 and 2014:

(Amounts in thousands)		Three Months Ended March 31,
Description	Consolidated Statement of Operations Location	2015	2014
Forward starting interest rate swaps (1)	Interest on Federal Home Loan Bank of San Francisco	$(295)	$—
Forward starting interest rate swaps (2)	Interest on Federal Home Loan Bank of San Francisco	—	150
Total		$(295)	$150
(1)	Cash flow hedge designation. Loss represents net settlement on active interest rate swap.
(2)	Cash flow hedge designation removed. Gains represent tax adjusted amounts reclassified from accumulated OCI pertaining to the terminated forward starting interest rate swap.

The following table summarizes the derivatives that have a right of offset as of March 31, 2015 and December 31, 2014.

			Gross Amounts Not Offset In The Consolidated Balance Sheets

(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Presented In The Consolidated Balance Sheets	Collateral Posted	Net Amount
March 31, 2015
Derivative liabilities
Interest rate swaps	$(3,259)	$—	$(3,259)	$4,339	$1,080

December 31, 2014
Derivative liabilities
Interest rate swaps	$(3,224)	$—	$(3,224)	$3,533	$309

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has been required to post collateral against its obligations under these agreements of $3.3 million as of March 31, 2015. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $4.1 million and an aggregate fair value of $4.3 million. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value. The collateral posted by the Company exceeds the aggregate fair value of additional assets that would be required to be posted as collateral if the instrument were to be settled immediately.

NOTE 15. FAIR VALUES

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

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2015, and December 31, 2014, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
March 31, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets :
Cash and cash equivalents	$30,111	$30,111	$—	$—	$30,111
Securities available-for-sale	$166,890	$—	$166,890	$—	$166,890
Securities held-to-maturity	$36,609	$—	$37,225	$—	$37,225
Net loans	$688,248	$—	$—	$697,925	$697,925
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities:
Deposits	$761,976	$—	$763,975	$—	$763,975
Federal Home Loan Bank of San Francisco advances	$90,000	$—	$90,000	$—	$90,000
Subordinated debenture	$10,310	$—	$5,076	$—	$5,076
Derivatives	$3,259	$—	$3,259	$—	$3,259

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2014	Amounts	Level 1	Level 2	Level 3	Total
Financial assets :
Cash and cash equivalents	$58,422	$58,422	$—	$—	$58,422
Securities available-for-sale	$186,986	$2,571	$184,415	$—	$186,986
Securities held-to-maturity	$36,806	$—	$37,118	$—	$37,118
Net loans	$650,235	$—	$—	$661,126	$661,126
Federal Home Loan Bank of San Francisco stock	$5,728	$5,728	$—	$—	$5,728
Financial liabilities:
Deposits	$789,035	$—	$790,068	$—	$790,068
Federal Home Loan Bank of San Francisco advances	$75,000	$—	$75,000	$—	$75,000
Subordinated debenture	$10,310	$—	$4,932	$—	$4,932
Derivatives	$3,224	$—	$3,224	$—	$3,224

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

Securities – Investment securities fair values are based on quoted market prices, where available, and are classified as Level 1. If quoted market prices are not available, fair values are estimated using quoted market prices or matrix pricing, which is a mathematical technique, used widely by the industry that relies on the securities relationship to other benchmark securities, and are classified as Level 2.

Portfolio loans, net – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Given that there are commercial loans with specific terms that are not readily available; the Company believes the fair value of loans is derived from Level 3 inputs.

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At March 31, 2015, future cash flows were discounted at 6.12%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of March 31, 2015 and December 31, 2014.

(Amounts in thousands)	Fair Value at March 31, 2015
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$6,422	$—	$6,422	$—
Obligations of states and political subdivisions	53,491	—	53,491	—
Residential mortgage backed securities and collateralized mortgage obligations	41,851	—	41,851	—
Corporate securities	31,660	—	31,660	—
Commercial mortgage backed securities	6,799	—	6,799	—
Other investment securities (1)	26,667	—	26,667	—
Total assets measured at fair value	$166,890	$—	$166,890	$—
Derivatives – forward starting interest rate swap	$3,259	$—	$3,259	$—
Total liabilities measured at fair value	$3,259	$—	$3,259	$—

(Amounts in thousands)	Fair Value at December 31, 2014
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$6,393	$—	$6,393	$—
Obligations of states and political subdivisions	54,363	—	54,363	—
Residential mortgage backed securities and collateralized mortgage obligations	47,015	—	47,015	—
Corporate securities	37,734	1,467	36,267	—
Commercial mortgage backed securities	10,389	1,104	9,285	—
Other investment securities (1)	31,092	—	31,092	—
Total assets measured at fair value	$186,986	$2,571	$184,415	$—
Derivatives – forward starting interest rate swap	$3,224	$—	$3,224	$—
Total liabilities measured at fair value	$3,224	$—	$3,224	$—

(1)	Principally consists of residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and SBA pool securities.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Sensitivity of the Level 3 Fair Value Measurements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis at March 31, 2015 or at December 31, 2014. There were no transfers in or out of level 3 during the three months ended March 31, 2015 or the year ended December 31, 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities at March 31, 2015 and December 31, 2014 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at March 31, 2015
Nonrecurring basis:	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$479	$—	$—	$479
Other real estate owned	51	—	—	51
Total assets measured at fair value	$530	$—	$—	$530

(Amounts in thousands)	Fair Value at December 31, 2014
Nonrecurring basis:	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,319	$—	$—	$10,319
Other real estate owned	166	—	—	166
Total assets measured at fair value	$10,485	$—	$—	$10,485

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Collateral dependent impaired loans	$52	$4,609
Other real estate owned	15	290
Total	$67	$4,899

During the three months ended March 31, 2015, collateral dependent impaired loans with a carrying amount of $532 thousand were written down to their fair value of $479 thousand resulting in a $52 thousand adjustment to the ALLL. One OREO property was transferred in with an aggregate carrying value of $66 thousand was written down to its fair value of $51 thousand, resulting in a $15 thousand adjustment to the ALLL.

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

NOTE 16. PURCHASE OF FINANCIAL ASSETS

On February 27, 2015, the Company purchased $6.4 million of commercial real estate loans. The loans are being serviced by the Company and were purchased without recourse. The Company purchased a total par value of $6.4 million in loans with accrued interest at the settlement date of $17 thousand at a net premium of $91 thousand in exchange for a cash payment of $6.5 million. The fair value was equal to the price paid to acquire the portfolio as the difference between par value and cash purchase price represents the fair value adjustment.

On September 23, 2014, the Company purchased $18.1 million of owner-occupied commercial real estate loans secured by first deeds of trust originated under the SBA 504 loan program. The loans are serviced by the Company and were purchased without recourse. The Company purchased a total par value of $18.1 million in loans with accrued interest at the settlement date of $77 thousand at a net premium of $377 thousand in exchange for a cash payment of $18.5 million. The Company initially measured the acquired loan portfolio at fair value of $18.1 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

On May 12, 2014, the Company agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4.0 million per month up to a maximum par value of $40.0 million. As of March 31, 2015 the Company has recorded a total par value of $38.6 million in loans at a net discount of $2.3 million in exchange for cash payments totaling $36.3 million net of $7.2 million in loan repayments. The Company initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

On February 27, 2014, the Company purchased a pool of residential solar panel loans secured by UCC filing with a par value of $12.9 million for a cash payment of $12.7 million. The loans and the related servicing were purchased without recourse. The Company initially measured the acquired loan portfolio at fair value of $12.7 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

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

For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk factors”. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2014 to March 31, 2015. Also discussed are significant trends and changes in the Company’s results of operations for the three months ended March 31, 2015, compared to the same period in 2014. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

GENERAL

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

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

Executive Overview

Significant items for the three months ended March 31, 2015 were as follows:

●

Net income available to common shareholders of $1.8 million for the three months ended March 31, 2015 was a $1.2 million (240%) improvement over $515 thousand net income available to common shareholders earned during the first quarter of 2014; and a $118 thousand (7%) improvement over $1.6 million available to common shareholders earned during the previous quarter.

●	Gross loans at March 31, 2015 totaled $699.2 million, an increase of $92.2 million (15%) since March 31, 2014; and an increase of $38.3 million (23% annualized) since December 31, 2014.
●	Nonperforming assets at March 31, 2015 totaled $20.0 million, a decrease of $5.3 million compared to March 31, 2014; and a decrease of $2.2 million compared to December 31, 2014.
●	The company’s tax equivalent net interest margin improved to 3.86% for the quarter ended March 31, 2015 from 3.78% for the first quarter of 2014 and 3.81% for the fourth quarter of 2014.
●	Net loan loss recoveries of $476 thousand during the quarter ended March 31, 2015 negated the need for a provision for loan and lease losses.
●

Noninterest bearing demand deposits for the quarter ended March 31, 2015 averaged $148.9 million, an increase of $17.4 million (13%) since the first quarter of 2014; and a decrease of $4.1 million (11% annualized) since the fourth quarter of 2014.

●

The company’s tangible book value increased to $6.41 per common share at March 31, 2015 from $5.97 per common share at March 31, 2014 (7%); and from $6.29 per common share at December 31, 2014 (8% annualized).

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

Types of derivative transactions currently recorded by the Company as of March 31, 2015:

●

Interest Rate Swap Agreements – As part of the Company’s risk management strategy, the Company enters into interest rate swap agreements or other derivatives to mitigate the interest rate risk inherent in certain assets and liabilities. These derivative instruments are accounted for as cash flow hedges, with the changes in fair value reflected in other comprehensive income and subsequently reclassified to earnings when earnings are realized on the hedged item. At March 31, 2015, the Company maintained a notional amount of $75.0 million in forward starting interest rate swap agreements which were in an aggregate unrealized loss position of $3.5 million.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 15 of the Notes to the Unaudited Consolidated Financial Statements incorporated in this document.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders for the first quarter of 2015 increased $118 thousand over the fourth quarter of 2014. In the current year, net interest income was $79 thousand higher, provision for loan and lease losses was $675 thousand lower and noninterest expenses were $579 thousand lower. These positive changes were partially offset by noninterest income that was $290 thousand lower and an income tax provision that was higher by $925 thousand.

Diluted Earnings Per Share (“EPS”) were $ 0.13 for the three months ended March 31, 2015 compared with $0.04 for the same period a year ago. The increase in diluted EPS compared to the same period a year ago, primarily resulted from increased net income, and a decrease in weighted average shares resulting from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the quarter ended March 31, 2015. In determining the amount of dividends to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, and the overall dividend pay-out ratio.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the three months ended March 31, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	March 31, 2015	March 31, 2014
Return on average assets:
Net income	0.74%	0.24%
Income available to common shareholders	0.72%	0.21%
Return on average total equity:
Net income	6.89%	2.19%
Income available to common shareholders	6.69%	2.00%
Return on average common shareholders’ equity:
Net income	8.51%	2.71%
Income available to common shareholders	8.27%	2.47%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest source of our operating income. Net interest income increased $169 thousand over a year previous. Interest income for the three months ended March 31, 2015 increased $526 thousand or 6% to $9.5 million which reflects the increase in average earnings assets and the reallocation of lower yielding assets into higher yielding loans. Interest expense for the three months ended March 31, 2015 increased $330 thousand or 40% to $1.2 million. Interest expense on deposits declined $79 thousand, interest expense on other borrowings decreased $47 thousand, but interest on the Bank’s FHLB borrowings increased $456 thousand.

During the first quarter of 2014, the net cost of the Bank’s FHLB borrowings was reduced when hedge gains were reclassified out of other comprehensive income into earnings as a reduction of interest expense. As a result, interest expense on FHLB borrowings for the first quarter of 2014 was a negative $107 thousand. This accounting treatment ceased during the second quarter of 2014. Interest expense on FHLB borrowings for the first quarter of 2015 was $349 thousand. Interest expense on other borrowings was $47 thousand and $94 thousand for the first quarter of 2015and 2014, respectively. During December of 2014, the Company repaid $5.0 million of junior subordinated debentures resulting in a decrease in interest on other borrowings.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.86% for the three months ended March 31, 2015, an increase of eight basis points as compared to the same period a year ago. The increase in net interest margin resulted from a 22 basis point increase in tax-equivalent yield on average earning assets offset by a 14 basis point increase in interest expense to fund average earning assets. With decreasing elasticity in managing our funding costs and historically low interest rates, maintaining our net interest margin in the foreseeable future will continue to be challenging. Management will continue to reallocate the asset mix into higher yielding assets by pursuing organic loan growth, making wholesale loan purchases, and actively managing the investment securities portfolio within our accepted risk tolerance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the three months ended March 31, 2015 and 2014:

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest earnings assets:
Net loans (1)	$673,120	$7,911	4.77%	$599,964	$7,094	4.80%
Tax-exempt securities (2)	77,316	908	4.76%	86,681	988	4.62%
Taxable securities	136,557	944	2.80%	160,182	1,114	2.82%
Interest bearing due from banks	25,893	72	1.13%	65,180	140	0.87%
Average earning assets (2)	912,886	9,835	4.37%	912,007	9,336	4.15%
Cash & due from banks	10,295			10,212
Bank premises	12,195			11,197
Other assets	43,540			26,747
Average total assets	$978,916			$960,163

Interest bearing liabilities:
Interest bearing demand	$275,954	116	0.17%	$268,913	121	0.18%
Savings deposits	91,152	54	0.24%	91,406	57	0.25%
Certificates of deposit	246,707	591	0.97%	259,474	662	1.03%
Other borrowings	94,421	396	1.70%	90,465	(13)	(0.06)%
Average interest liabilities	$708,234	1,157	0.66%	$710,258	827	0.47%
Noninterest bearing demand	148,923			131,569
Other liabilities	17,141			15,130
Shareholders’ equity	104,618			103,206
Average liabilities and shareholders’ equity	$978,916			$960,163
Net interest income and net interest margin (2)		$8,678	3.86%		$8,509	3.78%

Interest income on loans includes fee expense of approximately $(59) thousand and $(140) thousand for the three months ended March 31, 2015 and 2014, respectively.

(1)	Average nonaccrual loans of $20.5 million and $30.0 million for the three months ended March 31, 2015 and 2014 are included, respectively.
(2)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $309 thousand and $336 thousand for the three months ended March 31, 2015 and 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2015 and March 31, 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	March 31, 2015 over March 31, 2014
(Amounts in thousands)	Volume	Rate	Total
(Decrease) increase in interest income:
Net loans	$860	$(43)	$817
Tax-exempt securities (1)	(110)	30	(80)
Taxable securities	(163)	(7)	(170)
Interest bearing due from banks	(109)	41	(68)
Total increase	478	21	499

Increase (decrease) in interest expense:
Interest bearing demand	3	(8)	(5)
Savings accounts	—	(3)	(3)
Certificates of deposit	(31)	(40)	(71)
Federal Home Loan Bank of San Francisco borrowings	37	419	456
Other borrowings	(23)	(24)	(47)
Total (decrease) increase	(14)	344	330
Net increase (decrease)	$492	$(323)	$169

(1)	Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2015 was $854 thousand, an increase of $490 thousand, or 135%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$49	$44	$5	11%
Payroll and benefit processing fees	148	135	13	10%
Earnings on cash surrender value – life insurance	165	126	39	31%
Gain (loss) on investment securities, net	215	(245)	460	(188)%
Other income	277	304	(27)	(9)%
Total noninterest income	$854	$364	$490	135%

During the three months ended March 31, 2015, the Company purchased eight securities with weighted average yields of 2.74%. During the same period the Company sold 22 securities with weighted average yields 2.53%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2015 was $6.6 million, a decrease of $1.0 million or 14% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent
Noninterest expense:
Salaries & related benefits	$3,910	$3,680	$230	6%
Premise & equipment	734	642	92	14%

Write down of other real estate owned	—	290	(290)	(100)%
Federal Deposit Insurance Corporation insurance premium	207	191	16	8%
Data processing fees	233	194	39	20%
Professional service fees	422	264	158	60%
Deferred compensation expense	71	57	14	25%
Other expenses	1,016	2,322	(1,306)	(56)%
Total noninterest expense	$6,593	$7,640	$(1,047)	(14)%

Salaries and related benefits expense for the three months ended March 31, 2015 were $3.9 million, an increase of $230 thousand or 6% compared to the same period a year ago. The increase in salaries and related benefits was primarily driven by costs associated the Bank's supplemental executive retirement plans and the Bank's various profit sharing and incentive plans.

During the first quarter of 2014 management determined that there was further impairment on commercial property held in OREO and recorded a write down of the carrying value in the amount of $290 thousand. There were no write downs recorded for OREO during three months ended March 31, 2015 or the remainder of the year ended December 31, 2014. See Note 7 Other Real Estate Owned in the Notes to Consolidated Financial Statements for further discussion.

Other expenses for the three months ended March 31, 2015 were $1.0 million, a decrease of $1.3 million, compared to the same period a year ago. During the quarter ended March 31, 2014 the Company negotiated the settlement of a note receivable from its former mortgage subsidiary which resulted in a loss of $1.4 million.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects the Company's tax provision and the related effective tax rate for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Provision for income taxes	$829	$332
Effective tax rate	31.52%	37.01%

The Company’s effective income tax rate was 32% and 37% three months ended March 31, 2015 and 2014 respectively. The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from Low Income Housing Tax Credits (“LIHTC”). The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense. The Company’s effective tax rate is derived from income tax expense divided by income before provision for income taxes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

BALANCE SHEET

As of March 31, 2015, the Company had total consolidated assets of $985.4 million, gross loans of $699.2 million, an ALLL of $11.3 million, deposits outstanding of $762.0 million, and Shareholders’ equity of $105.4 million.

The Company’s primary liquidity position tightened during the current reporting period. As of March 31, 2015, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $19.3 million. The Company also held interest bearing deposits with other financial institutions in the amount of $10.8 million.

Available-for-sale investment securities totaled $166.9 million at March 31, 2015, compared with $187.0 million at December 31, 2014. The Company’s available-for-sale investment portfolio provides the Company a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases. During the first quarter of 2015, the Company purchased eight securities with a par value of $12.0 million and weighted average yield of 2.74% and sold twenty-two securities with a par value of $25.4 million and weighted average yield of 2.53%. The sales activity resulted in $215 thousand in net realized gains for the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company also received $7.4 million in proceeds from principal payments, calls and maturities within the available-for-sale investment securities portfolio. Average quarterly securities balances and weighted average tax equivalent yields at March 31, 2015 and 2014 were $213.9 million and 3.46% compared to $246.9 million and 3.48%, respectively. During the first quarter of 2015, reductions in the available-for-sale investment portfolio were used to fund higher yielding loan assets.

During the current quarter, the Company’s securities purchases were focused on moderate term maturities, taking advantage of the steepness of the yield curve, which moderates the Company’s exposure to rising interest rates, while still providing an acceptable yield. Sales were focused on longer term municipal bonds, short term corporate floating rate bonds, as well as mortgage-backed and asset-backed securities with extended cash flows or with a high probability of cash flows extending as interest rates increase. Sales were also focused on those bonds likely to be less liquid in the event of a market shock. Overall, management’s investment strategy reflects the continuing expectation of rising rates across the yield curve. Management continues to actively seek out opportunities to reduce the overall duration of the portfolio and accelerate cash flows, while also improving credit quality and liquidity. This strategy could entail absorbing small losses within the portfolio to meet longer term objectives. At March 31, 2015, the Company’s net unrealized gain on available-for-sale securities were $3.1 million, compared with $2.6 million net unrealized gains at December 31, 2014. The favorable change in net unrealized gains resulted primarily from increases in the fair values of the Company’s municipal bond and corporate securities portfolios, due to declines in interest rates.

The Company recorded gross loan balances of $699.2 million at March 31, 2015, compared with $660.9 million at December 31, 2014; an increase of $38.3 million. The increase in gross loans compared to the prior quarter was driven by strong organic loan originations and the purchase of wholesale loan pools. During the three months ended March 31, 2015, the Company purchased $14.1 million and $6.4 million in consumer and commercial real estate investor loan pools, respectively. See Note 16, Purchase of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

The Company continues to monitor credit quality, and adjust the ALLL to ensure that the ALLL is maintained at a level that management believes is adequate to cover estimated credit losses in the loan and lease portfolio. The increase in the ALLL in the current quarter compared to the prior quarter resulted from $655 thousand in loan recoveries primarily focused in one relationship partially offset by $179 thousand in loan charge offs. These net recoveries negated the need for a provision for loan and lease losses during the first quarter of 2015 compared to a provision of $675 thousand for the prior quarter. See table 8 for additional detail of the ALLL. The Company’s ALLL as a percentage of gross loans was 1.62% as of March 31, 2015 compared 1.64% as of December 31, 2014.

At March 31, 2015, given the banks ALLL methodology which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, management believes the Company’s ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $3.2 million to $18.5 million, or 2.65% of gross loans, as of March 31, 2015, compared to $21.7 million, or 3.28% of gross loans as of December 31, 2014. Past due loans as of March 31, 2015 decreased to $14.4 million, compared to $18.7 million as of December 31, 2014. The decrease in past due loans was primarily attributable to decreases in the past due commercial and commercial real estate construction loan portfolios. Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s OREO balance at March 31, 2015 was $1.5 million compared to $502 thousand at December 31, 2014. During the first quarter of 2015, the addition of seven commercial properties and one residential 1-4 family property were partially offset by the sale of one commercial property and one residential 1-4 family property. See Note 7, Other Real Estate Owned in the Notes to Unaudited Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio. The Company remains committed to working with customers who are experiencing financial difficulties to find potential solutions.

Total deposits as of March 31, 2015 were $762.0 million compared to $789.0 million at December 31, 2014, a decrease of $27.0 million. During the first three months of 2015, decreases in interest bearing and noninterest bearing demand were partially offset by increases in savings and certificate of deposit accounts.

The Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced and completed in 2014. As such, the weighted average number of dilutive common shares outstanding decreased by 1,443,826 shares during the year ended December 31, 2014.

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

Available-for-sale investment securities totaled $166.9 million at March 31, 2015, compared $187.0 million at December 31, 2014, respectively. The Company’s available-for-sale investment portfolio provides the Company a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases. During the first quarter of 2015, reductions in the available-for-sale investment portfolio were used to fund higher yielding loan assets.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for the bank’s local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $36.6 million at March 31, 2015, compared with $36.8 million at December 31, 2014. There were no held-to-maturity securities purchased during the three months ended March 31, 2015.

The following table presents the investment securities portfolio by classification and major type as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Available-for-sale securities: (1)
U.S. government & agencies	$6,422	$6,393
Obligations of state and political subdivisions	53,491	54,363
Residential mortgage backed securities and collateralized mortgage obligations	41,851	47,015
Corporate securities	31,660	37,734
Commercial mortgage backed securities	6,799	10,389
Other asset backed securities	26,667	31,092
Total	$166,890	$186,986
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$36,609	$36,806

(1)	Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost and maturity structure of the investment portfolio at March 31, 2015:

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$6,290	2.84%	$—	—%	$—	—%	$6,290	2.84%
Obligations of state and political subdivisions	202	1.79%	6,287	2.60%	17,787	3.12%	27,089	2.99%	51,365	2.98%
Mortgage backed securities and collateralized mortgage obligations	843	5.16%	30,391	2.94%	9,221	3.28%	1,148	3.99%	41,603	3.09%
Corporate securities	2,283	1.15%	14,827	2.77%	14,018	2.66%	—	—%	31,128	2.60%
Commercial mortgage backed securities	—	—%	—	—%	—	%	6,808	2.88%	6,808	2.88%
Other asset backed securities	—	—%	—	—%	626	1.92%	25,946	2.71%	26,572	2.69%
Total	$3,328	2.21%	$57,795	2.85%	$41,652	2.98%	$60,991	2.88%	$163,766	2.88%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$1,489	3.38%	$15,476	3.05%	$19,644	3.07%	$36,609	3.03%

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

The Company recorded net loans of $688.2 million at March 31, 2015, compared with $650.2 million at December 31, 2014, an increase of 38.0 million, or 6%. The increase in net loans was primarily attributable to organic loan originations and the purchase of wholesale loan pools. See Note 16, Purchase of Financial Assets in the Notes to the Unaudited Consolidated Financial Statements in this document for further information regarding the purchased loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31,	% of Gross	December 31,	% of Gross
(Amounts in thousands)	2015	Loans	2014	Loans
Commercial	$153,044	22%	$153,957	23%
Real estate – construction loans	29,127	4	30,099	5
Real estate – commercial (investor)	235,404	34	215,114	33
Real estate – commercial (owner occupied)	127,259	18	115,389	17
Real estate – ITIN loans	52,043	7	52,830	8
Real estate – mortgage	12,304	2	13,156	2
Real estate – equity lines	45,750	7	44,981	7
Consumer	44,283	6	35,210	5
Other	15	—	162	—
Gross loans	699,229	100%	660,898	100%
Less:
Deferred loan fees, net	315		157
Loans, net of deferred fees and costs	699,544		661,055
Allowance for loan and lease losses	11,296		10,820
Net loans	$688,248		$650,235

The following table sets forth the maturity and re-pricing distribution of our loans outstanding as of March 31, 2015, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$54,710	$58,165	$40,169	$153,044
Real estate - construction loans	6,279	17,126	5,722	29,127
Real estate - commercial (investor)	21,706	30,404	183,294	235,404
Real estate - commercial (owner occupied)	6,631	23,608	97,020	127,259
Real estate - ITIN loans	—	—	52,043	52,043
Real estate - mortgage	881	1,004	10,419	12,304
Real estate - equity lines	3,182	3,626	38,942	45,750
Consumer	37,656	1,399	5,228	44,283
Other	15	—	—	15
Gross loans	$131,060	$135,332	$432,837	$699,229
Loans due after one year with:
Fixed rates		$56,372	$112,584	$168,956
Variable rates		78,960	320,253	399,213
Total		$135,332	$432,837	$568,169

Loans with unique credit characteristics

In April of 2009, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are loans made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, and December 31, 2014, the specific ITIN ALLL allocation represented approximately 1.71% and 1.58% of the total outstanding principal, respectively.

In March of 2010, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of residential mortgage home equity loans and lines of credit (Arrow loan pool). Past due Arrow loans are treated as an exception to the Banks past due loan policy; the Bank charges off any loans that are more than 90 days past due. In accordance with this policy, management does not expect to classify any of the loans from this pool as nonaccrual and believes principal and interest are no longer collectable.

At March 31, 2015 the Arrow loan pool consisted of 282 loans with an average principal balance of approximately $31 thousand. As of March 31, 2015 and December 31, 2014, the specific Arrow ALLL allocation represented approximately 5.56% and 5.44% of the total outstanding principal, respectively.

Purchased Loans

The loan portfolio includes purchased loan pools, purchased participations and loans originated by the Company. Additional information regarding the individual purchased loan pools can be found in the Note 16 Purchase of Financial Assets in the Notes to Unaudited Consolidated Financial Statements in this document.

The following table presents the recorded investment in purchased loans at March 31, 2015 and December 31, 2014.

	March 31,		December 31,
(Amounts in thousands)	2015		2014

Loan Pool	Balance	% of Gross Loans	Balance	% of Gross Loans
ITIN	$52,043	7%	$52,830	8%
Service Finance	36,289	5	26,216	4
SBA 504	17,792	3	18,100	3
Commercial participations	19,543	3	15,891	2
Arrow	8,706	1	9,137	1
Solar	4,804	1	5,948	1
Total purchased loans	$139,177	20%	$128,122	19%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, totaled $18.5 million or 2.65% of loans, net of deferred fees and costs as of March 31, 2015, as compared to $21.7 million, or 3.28% of loans, net of deferred fees and costs, at December 31, 2014. Of the $18.5 million in nonperforming loans as of March 31, 2015, $9.7 million or 53% was attributable to four relationships. Nonperforming assets, which include nonperforming loans and foreclosed real estate OREO, totaled $20.0 million, or 2.03% of total assets as of March 31, 2015, compared with $22.2 million, or 2.22% of total assets as of December 31, 2014. The following table summarizes our nonperforming assets as of March 31, 2015 and December 31, 2014:

(Amounts in thousands)	March 31,	December 31,
Nonperforming Assets	2015	2014
Commercial	$3,908	$5,112
Real estate mortgage:
ITIN 1-4 family loan pool	4,645	4,647
1-4 family, closed end 1st lien	1,720	2,135
1-4 family revolving	24	24
Total real estate mortgage	6,389	6,806
Commercial real estate	8,182	9,696
Consumer	34	35
Total nonaccrual loans	18,513	21,649
90 days past due and still accruing	—	23
Total nonperforming loans	18,513	21,672
Other real estate owned	1,502	502
Total nonperforming assets	$20,015	$22,174
Nonperforming loans to loans, net of deferred fees and costs	2.65%	3.28%
Nonperforming assets to total assets	2.03%	2.22%

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

As of March 31, 2015, the Company had $21.4 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of March 31, 2015, the Company had 121 restructured loans that qualified as troubled debt restructurings, of which 99 loans were performing according to their restructured terms. Troubled debt restructurings represented 3.06% of gross loans as of March 31, 2015, compared with 3.55% at December 31, 2014.

At March 31, 2015 and December 31, 2014, impaired loans of $8.7 million and $9.2 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of March 31, 2015. As of March 31, 2015, there were $8.1 million of ITINs which were classified as troubled debt restructuring, of which $2.6 million were on nonaccrual status.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of March 31, 2015 and December 31, 2014:

(Amounts in thousands)	March 31,	December 31,
Troubled Debt Restructurings	2015	2014
Accruing troubled debt restructurings:
Commercial	$1,004	$1,485
Commercial real estate:
Other	1,690	1,698
Residential:
1-4 family	5,421	5,462
Home equities	574	579
Total accruing troubled debt restructurings	8,689	9,224
Nonaccruing troubled debt restructurings:
Commercial	1,602	2,136
Commercial real estate:
Other	8,182	9,397
Residential:
1-4 family	2,877	2,662
Consumer	34	35
Total nonaccruing troubled debt restructurings	12,695	14,230
Total troubled debt restructurings
Commercial	2,606	3,621
Commercial real estate:
Other	9,872	11,095
Residential:
1-4 family	8,298	8,124
Home equities	574	579
Consumer	34	35
Total troubled debt restructurings	$21,384	$23,454
Percentage of gross loans	3.06%	3.55%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at March 31, 2015 increased $476 thousand to $11.3 million compared to $10.8 million at December 31, 2014. The Company recorded net recoveries of $476 thousand for the three months ended March 31, 2015 compared to net charge offs of $6.5 million for the year ended December 31, 2014. During the current quarter net recoveries on charged off loans negated the need for a provision for loan and lease losses.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves at March 31, 2015, December 31, 2014 and March 31, 2014

	March 31,	December 31,	March 31,
(Amounts in thousands)	2015	2014	2014
Beginning balance allowance for loan and lease losses	$10,820	$14,172	$14,172
Provision for loan and lease loss charged to expense	—	3,175	—
Loans charged off	(179)	(7,319)	(4,902)
Loan and lease loss recoveries	655	792	478
Ending balance allowance for loan and lease losses	$11,296	$10,820	$9,748

Nonaccrual loans at period end:
Commercial	$3,908	$5,112	$4,303
Commercial real estate	8,182	9,696	12,560
Residential real estate	6,365	6,782	7,360
Home equity	24	24	484
Consumer	34	35	—
Total nonaccrual loans	18,513	21,649	24,707
Accruing troubled-debt restructured loans:
Commercial	1,004	1,485	62
Commercial real estate	1,690	1,698	3,853
Residential real estate	5,421	5,462	4,894
Home equity	574	579	593
Total accruing restructured loans	8,689	9,224	9,402

All other accruing impaired loans	533	535	2,564
Total impaired loans	$27,735	$31,408	$36,673

Gross loans outstanding at period end	$699,229	$660,898	$606,748

Ratio of allowance for loan and lease losses to loans, net of deferred fees and costs	1.62%	1.64%	1.61%
Nonaccrual loans to loans, net of deferred fees and costs	2.65%	3.28%	4.07%

As of March 31, 2015, impaired loans totaled $27.7 million, of which $18.5 million were in nonaccrual status. Of the total impaired loans, $10.1 million or 124 were ITIN loans with an average balance of approximately $81 thousand. The remaining impaired loans consist of 15 commercial loans, eight commercial real estate loans, seven residential mortgages, twelve home equity loans and one consumer loan. All impaired loans are individually evaluated for impairment. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this can be accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non collateral dependent loans the Company establishes a specific component within the ALLL based on the present value of the future cash flows. If in management’s assessment the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL.

At March 31, 2015, impaired loans had a corresponding valuation allowance of $1.5 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2014, the total recorded investment in impaired loans was $31.4 million, with a corresponding valuation allowance of $1.6 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Amounts in thousands)	Amount	% Loan Category	Amount	% Loan Category
Balance at end of period applicable to:
Commercial	$3,333	30%	$3,551	33%
Commercial real estate:
Construction	375	3	388	4
Other	4,851	43	4,438	41
Residential:
1-4 family	1,033	9	987	9
Home equities	686	6	684	6
Consumer	572	5	450	4
Unallocated	446	4	322	3
Total allowance for loan and lease losses	$11,296	100%	$10,820	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of March 31, 2015, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2014. The level in unallocated ALLL in both the current period and prior year reflects management’s evaluation of the current business and economic conditions, credit risk, and collateral values of real estate in our markets. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

DEPOSITS

Total deposits as of March 31, 2015 were $762.0 million compared to $789.0 million at December 31, 2014, a decrease of $27.0 million. During the first three months of 2015, decreases in interest bearing and noninterest bearing demand were partially offset by increases in savings and certificate of deposit accounts.

The following table presents the deposit balances by major category as of March 31, 2015, and December 31, 2014:

	March 31, 2015		December 31, 2014
(Amounts in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing demand	$150,056	20%	$157,557	20%
Interest bearing demand	266,552	35	298,160	38
Savings	92,088	12	88,569	11
Time, $100,000 or greater	214,609	28	204,103	26
Time, less than $100,000	38,671	5	40,646	5
Total	$761,976	100%	$789,035	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our year to date average daily balances and their respective yields as of March 31, 2015, and December 31, 2014.

	March 31, 2015		December 31, 2014
(Amounts in thousands)	Average Balance	Yield	Average Balance	Yield
Interest bearing demand	$142,968	0.17%	$138,547	0.16%
Money market accounts	132,986	0.17%	133,836	0.19%
Savings	91,152	0.24%	91,108	0.25%
Certificates of deposit	246,707	0.97%	259,445	1.01%
Interest bearing deposits	613,813	0.50%	622,936	0.53%
Noninterest bearing demand	148,923		139,792
Average total deposits	$762,736		$762,728

Average other borrowings	$94,421	1.70%	$92,773	0.85%

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of March 31, 2015:

March 31,
(Amounts in thousands)	2015
Maturing in:
Three months or less	$31,066
Three through six months	43,802
Six through twelve months	28,358
Over twelve months	111,383
Total	$214,609

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

In accordance with regulatory Call Report instructions, the Bank has filed quarterly Call Reports which listed brokered deposits of $70.3 million, and $97.9 million at March 31, 2015 and December 31, 2014, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $52.8 million and $59.6 million, respectively which management does not consider to be brokered. Of these totals, at March 31, 2015 and December 31, 2014, there were no time deposits equal to or greater than the $250,000 fully insured under current deposit insurance limits.

BORROWINGS

At March 31, 2015, the Bank had term debt outstanding with a carrying value of $90.0 million compared to $75.0 million December 31, 2014. Advances from the FHLB amounted to 100% of the total term debt and are secured by commercial real estate loans, and residential mortgage loans. At March 31, 2015, the Company had one fixed rate advance for $10 million at 0.29% and two variable rate advances, one for $5.0 million at 0.23% and one for $75.0 million at 0.26%. All of the FHLB advances mature in one year or less.

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

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a private placement to an institutional investor of $10.0 million of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. The distributions paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 1.58%. The effective interest rate at March 31, 2015 was 1.85%. The final maturity on the Trust Preferred Securities is September 15, 2035, and the covenants allow for redemption at the Holding Company’s option during any quarter until maturity.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represent 3% of total deposits at March 31, 2015 and December 31, 2014. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the FHLB, or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $192.1 million as of March 31, 2015; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $30.1 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at March 31, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2015, the bank is required to obtain regulatory approval from the California Department of Business Oversight for a dividend or other distribution to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $10.3 million (issued amount) of outstanding junior subordinated debentures. The Bank received approval from the California Department of Business Oversight and paid $650 thousand in dividends to the Holding Company during the three months ended March 31, 2015. As of March 31, 2015, the Holding Company did not have any borrowing arrangements of its own.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in the Consolidated Statements of Cash Flows, net cash of $1.2 million was provided by operating activities for the three months ended March 31, 2015. The material differences between cash provided by operating activities and net income consisted of non-cash items including: $471 thousand of net amortization of investment premiums and accretion of discounts, and $370 thousand in provision for depreciation and amortization.

Net cash of $17.6 million used for investing activities consisted principally of $20.0 million in net loan originations and $20.6 million in purchase of loan pools partially offset by $12.9 million in net proceeds from purchase and sales of available for sale investment securities and $7.4 million in proceeds from maturities and payments from available-for-sale investment securities.

Net cash of $11.9 million used for financing activities consisted principally of $35.6 million decrease in demand deposit and savings accounts partially offset by $15 million in net advances on term debt and $8.5 million increase in certificates of deposit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of March 31, 2015.

As of March 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s capital amounts and ratios as of March 31, 2015, are presented in the table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$85,023	9.73%	n/a	4.50%
Tier 1 capital ratio	$114,505	13.10%	n/a	6.00%
Total capital ratio	$125,443	14.35%	n/a	8.00%
Tier 1 leverage ratio	$114,505	11.74%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$113,969	13.05%	6.50%	4.50%
Tier 1 capital ratio	$113,969	13.05%	8.00%	6.00%
Total capital ratio	$124,908	14.30%	10.00%	8.00%
Tier 1 leverage ratio	$113,969	11.73%	5.00%	4.00%

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

The final rules also provide for a number of adjustments to and deductions from the new CET1, as well as changes to the calculation of risk-weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banks with $250 billion or less in total assets, may make a one-time permanent election to continue to exclude these items. The Company and Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of March 31, 2015 amounts in these categories did not exceed the regulatory limits.

Based on management’s review and analysis of Basel III, management believes that the Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules.

Total shareholders’ equity at March 31, 2015 was $105.4 million, compared to shareholder’s equity of $103.6 million reported at December 31, 2014. During the three months ended March 31, 2015, the increase in shareholders’ equity was due to income from operations, increased other comprehensive income and the exercise of stock options.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (“QSBL”) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, dividends on preferred stock for the SBLF program are fixed at the current rate of 1% through January 2016.

If the Series B Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. This increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Management is currently evaluating options to redeem the shares.

Dividends on Series B Preferred Stock are not cumulative, but the Holding Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (1) the Holding Company has not timely declared and paid dividends on the Series B Preferred Stock for six dividend periods or more, whether or not consecutive, and (2) shares of Series B Preferred Stock with an aggregate liquidation preference of at least $20.0 million are still outstanding, the Treasury (or any successor holder of Series B Preferred Stock) may designate two additional directors to be elected to the Holding Company’s Board of Directors.

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

During the three months ended March 31, 2015 and, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2015 and 2014.

Cash Dividends and Payout Ratios per Common Share

	Three Months Ended March 31,
	2015	2014
Dividends declared per common share	$0.03	$0.03
Dividend payout ratio	23%	75%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk as of March 31, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of March 31, 2015, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first quarter of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a. Risk Factors

There have been no significant changes in the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2014, filed with the SEC on March 10, 2015.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: May 8, 2015	/s/ James A. Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)