Form 10-Q
period 2015-06-30
Bank of Commerce Holdings
filed 2015-08-07
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of July 23, 2015: 13,338,978

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

June 30, 2015 and December 31, 2014

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Assets:
Cash and due from banks	$25,343	$43,949
Interest-bearing due from banks	7,453	14,473
Total cash and cash equivalents	32,796	58,422

Securities available-for-sale, at fair value	160,763	186,986
Securities held-to-maturity, at amortized cost	36,655	36,806

Loans, net of deferred fees and costs	700,177	661,055
Allowance for loan and lease losses	(11,402)	(10,820)
Net loans	688,775	650,235

Premises and equipment, net	11,342	12,295
Other real estate owned	1,405	502
Life insurance	22,168	21,844
Deferred tax asset	10,648	10,231
Other assets	18,503	19,871
Total assets	$983,055	$997,192

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$151,640	$157,557
Demand - interest bearing	276,103	298,160
Savings deposits	93,500	88,569
Certificates of deposit	238,796	244,749
Total deposits	760,039	789,035

Federal Home Loan Bank of San Francisco borrowings	90,000	75,000
Junior subordinated debentures	10,310	10,310
Other liabilities	16,156	19,245
Total liabilities	876,505	893,590

Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 as of June 30, 2015 and December 31, 2014	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized:17,091,780 issued;13,338,978 outstanding as of June 30, 2015 and 13,294,777 outstanding as of December 31, 2014	24,144	23,891
Retained earnings	63,158	59,867
Accumulated other comprehensive loss	(683)	(87)
Total shareholders' equity	106,550	103,602
Total liabilities and shareholders' equity	$983,055	$997,192

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share information)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$8,304	$7,188	$16,215	$14,282
Interest on taxable securities	801	1,112	1,746	2,229
Interest on tax-exempt securities	602	635	1,201	1,287
Interest on interest-bearing due from banks	56	127	127	264
Total interest income	9,763	9,062	19,289	18,062
Interest expense:
Interest on demand deposits	107	118	223	239
Interest on savings deposits	55	57	109	114
Interest on certificates of deposit	594	673	1,185	1,335
Interest on Federal Home Loan Bank of San Francisco borrowings	363	(69)	712	(176)
Interest on junior subordinated debentures	49	93	96	187
Total interest expense	1,168	872	2,325	1,699
Net interest income	8,595	8,190	16,964	16,363
Provision for loan and lease losses	—	1,450	—	1,450
Net interest income after provision for loan and lease losses	8,595	6,740	16,964	14,913
Noninterest income:
Service charges on deposit accounts	52	41	101	85
Payroll and benefit processing fees	130	109	278	244
Earnings on cash surrender value - life insurance	159	162	324	288
Gain (loss) on investment securities, net	61	(39)	276	(284)
Other income	479	1,863	756	2,167
Total noninterest income	881	2,136	1,735	2,500
Noninterest expense:
Salaries and related benefits	3,575	3,464	7,485	7,144
Premises and equipment	709	678	1,443	1,320
Write down of other real estate owned	—	—	—	290
Federal Deposit Insurance Corporation insurance premium	178	189	385	380
Data processing fees	251	227	493	430
Professional service fees	442	304	830	534
Deferred compensation	71	68	142	125
Other expenses	896	921	1,937	3,268
Total noninterest expense	6,122	5,851	12,715	13,491
Income before provision for income taxes	3,354	3,025	5,984	3,922
Provision for income taxes	964	819	1,793	1,151
Net income	$2,390	$2,206	$4,191	$2,771
Less: Preferred stock dividends	50	50	100	100
Income available to common shareholders	$2,340	$2,156	$4,091	$2,671

Earnings per share - basic	$0.18	$0.16	$0.31	$0.20
Weighted average shares - basic	13,338	13,378	13,320	13,658
Earnings per share - diluted	$0.18	$0.16	$0.31	$0.19
Weighted average shares - diluted	13,370	13,426	13,353	13,705

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$2,390	$2,206	$4,191	$2,771

Available-for-sale securities:
Unrealized (losses) gains arising during the period	(1,544)	1,895	(797)	4,725
Reclassification adjustments for net (loss) gain realized in earnings (net of tax (benefit) expense of $(26) and $16 for the three months ended June 30, 2015 and 2014, respectively, and net of tax (benefit) expense of $(116) and $117 for the six months ended June 30, 2015 and 2014, respectively)	(35)	23	(160)	167
Income tax benefit (expense) related to unrealized (losses) gains	635	(780)	328	(1,945)
Net change in unrealized gains	(944)	1,138	(629)	2,947

Held-to-maturity securities:
Accretion of held-to-maturity other comprehensive income to municipal yield	(23)	(23)	(46)	(46)
Net change in unrealized losses	(23)	(23)	(46)	(46)

Derivatives:
Unrealized losses arising during the period	(130)	(474)	(460)	(529)
Reclassification adjustments for net loss (gain) realized in earnings (net of tax benefit (expense) of $124 and $(711) for the three months ended June 30, 2015 and 2014, respectively and net of tax benefit (expense) of $245 and $(775) for the six months ended June 30, 2015 and 2014, respectively)	177	(1,017)	350	(1,105)
Income tax benefit related to unrealized losses	53	195	189	218
Net change in unrealized losses	100	(1,296)	79	(1,416)
Other comprehensive (loss) income	(867)	(181)	(596)	1,485
Comprehensive income – Bank of Commerce Holdings	$1,523	$2,025	$3,595	$4,256

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2014 and six months ended June 30, 2015 (Unaudited)

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Loss
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net Income	—	—	—	5,727	—	5,727
Other comprehensive income, net of tax	—	—	—	—	2,305	2,305
Comprehensive income	—	—	—	—	—	8,032
Dividend on preferred stock	—	—	—	(200)	—	(200)
Repurchase of common stock	—	(700)	(4,562)	—	—	(4,562)
Dividend on common stock ($0.12 per share)	—	—	—	(1,604)	—	(1,604)
Common stock issued under employee plans and related tax benefit	—	14	66	—	—	66
Stock options exercised	—	3	23	—	—	23
Compensation expense associated with stock options	—	—	60	—	—	60
Balance at December 31, 2014	$19,931	13,294	$23,891	$59,867	$(87)	$103,602

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Loss
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	4,191	—	4,191
Other comprehensive loss, net of tax	—	—	—	—	(596)	(596)
Comprehensive income	—	—	—	—	—	3,595
Dividend on preferred stock	—	—	—	(100)	—	(100)
Dividend on common stock ($0.06 per share)	—	—	—	(800)	—	(800)
Common stock issued under employee plans and related tax benefit	—	9	36	—	—	36
Stock options exercised	—	36	146	—	—	146
Compensation expense associated with stock options	—	—	24	—	—	24
Compensation expense associated with restricted stock	—	—	47	—	—	47
Balance at June 30, 2015	$19,931	13,339	$24,144	$63,158	$(683)	$106,550

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and June 30, 2014

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2015	2014
Cash flows from operating activities:
Net income	$4,191	$2,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	1,450
Provision for depreciation and amortization	743	611
Compensation expense associated with stock options	24	27
Compensation expense associated with restricted stock	47	—
Net (gain) loss on sale of securities available-for-sale	(276)	284
Amortization of investment premiums and accretion of discounts, net	947	810
Amortization of held-to-maturity fair value adjustment	(77)	(77)
(Gain) loss on sale of fixed assets	(4)	4
Write down of fixed assets	237	—
Write down of other real estate owned	—	290
(Gain) loss on sale of other real estate owned	(5)	15
Increase in cash surrender value of life insurance	(324)	(288)
Increase in deferred compensation	143	188
(Increase) decrease in deferred loan fees and costs	(246)	99
Decrease in other assets	186	1,541
Decrease in other liabilities	(2,311)	(336)
Net cash provided by operating activities	3,275	7,389

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	12,184	9,078
Proceeds from sale of available-for-sale securities	35,912	68,785
Purchases of available-for-sale securities	(23,706)	(46,084)
Proceeds from maturities and payments of held-to-maturity securities	240	—
Purchases of held-to-maturity securities	—	(244)
Investment in qualified affordable housing projects	(830)	(693)
Net redemption of Federal Home Loan Bank of San Francisco stock	1,263	509
Loan originations, net of principal repayments	(14,245)	(21,694)
Purchase of loan pools	(27,221)	(5,737)
Purchase of life insurance	—	(5,000)
Purchase of premises and equipment	(193)	(2,137)
Proceeds from the sale of other real estate owned	2,444	50
Proceeds from settlement of note to former mortgage subsidiary	—	686
Net cash (used) provided by investing activities	(14,152)	(2,481)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2015	2014
Cash flows from financing activities:
Net decrease in demand deposits and savings deposits	$(23,043)	$(2,929)
Net (decrease) increase in certificates of deposit	(5,953)	11,652
Advances on term debt	130,000	—
Repayment of term debt	(115,000)	—
Proceeds from stock options exercised	146	23
Stock issued under employee plans	—	66
Repurchase of common stock	—	(4,562)
Cash dividends paid on preferred stock	(100)	(100)
Cash dividends paid on common stock	(799)	(828)
Net cash (used) provided by financing activities	(14,749)	3,322
Net (decrease) increase in cash and cash equivalents	(25,626)	8,230
Cash and cash equivalents at beginning of year	58,422	58,515
Cash and cash equivalents at end of period	$32,796	$66,745

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the six months ended June 30, 2015 and June 30, 2014

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2015	2014
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,426	$—
Interest	$2,229	$1,932
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$3,172	$268
Transfer of fixed asset to other real estate owned	$170	$—

Changes in unrealized gain on investment securities available-for-sale	$(1,070)	$5,008
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	441	(2,061)
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$(629)	$2,947

Changes in unrealized (loss) on derivatives	$(460)	$(529)
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	189	218
Changes in accumulated other comprehensive income due to changes in unrealized loss on derivatives	$(271)	$(311)

Reclassification of expense (earnings) from loss (gains) on derivatives	$594	$(1,880)
Changes in net deferred tax asset related to reclassification of (loss) earnings from gains on derivatives	(244)	775
Changes in accumulated other comprehensive income due to reclassification of expense (earnings) from loss (gain) on derivatives	$350	$(1,105)

Accretion of held-to-maturity from other comprehensive income to interest income	(77)	(77)
Changes in deferred tax related to accretion of held-to-maturity investment securities	31	31
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(46)	$(46)
Supplemental disclosures of non cash financing activities:
Vested restricted stock issued under employee plans	36	—
Cash dividend declared on common shares and payable after period-end	$400	$399
Cash dividend declared on preferred shares and payable after period-end	$50	$50

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (the “Holding Company”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The balance sheet as of June 30, 2015 and December 31, 2014, which has been derived from the unaudited interim consolidated financial statements and audited consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. Subsequent to the issuance of the Company’s 2014 Annual Report on Form 10-K, the Company identified an error in the “pass” and “watch” classifications disclosed in the internal risk ratings table. Loans previously reported in the “watch” classification that are subject to enhanced monitoring but did not meet the regulatory definition of “watch” should have been reported in the “pass” classification.  The revision reclassifies loans from the “watch” classification to the “pass” classification. There is no effect on the 2014 Consolidated Balance Sheets or 2014 Consolidated Statements of Operations. There is also no impact on the Company’s criticized or classified assets. See Note 6, Loans in the Notes to Consolidated Financial Statements for further discussion. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2014 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2015 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2014, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU No. 2015-03 should be applied on a retrospective basis. The Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes. The ASU will be effective for periods beginning after December 31, 2015, while early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect the ASU to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in the ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the ASU to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

Under the terms of the Agreement, the Mortgage Company paid cash in the amount of $686 thousand and transferred a 1-4 family mortgage note with a principal balance of $560 thousand to the Company. Simultaneously, the Company applied a portion of the cash proceeds to pay off the outstanding balance of the Mortgage Company’s warehouse line of credit held with the Bank. The Mortgage Company’s line of credit was subsequently closed during 2014. As a result of the Agreement, the Company recognized a loss of $1.4 million in full and complete satisfaction of the Note during the first quarter of 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below presents the details of the closing transaction:

(Amounts in thousands)	Amount
Proceeds:
Cash received	$686
1-4 family mortgage note (fair value)	560
Net proceeds received	1,246
Assets derecognized:
Note due from the mortgage company	2,753
Discount on the note	(374)
Warehouse line of credit	259
Total assets derecognized	2,638
Loss on settlement of the note	$1,392

NOTE 4. EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the Company.

The following is a computation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands, except per share information)	June 30,		June 30,
Earnings Per Share	2015	2014	2015	2014
Numerators:
Net income	$2,390	$2,206	$4,191	$2,771
Less:
Preferred cash dividends	50	50	100	100
Net income available to common shareholders	$2,340	$2,156	$4,091	$2,671
Denominators:
Weighted average number of common shares outstanding - basic	13,338	13,378	13,320	13,658
Effect of potentially dilutive common shares (1)	32	48	33	47
Weighted average number of common shares outstanding - diluted	13,370	13,426	13,353	13,705
Earnings per common share:
Basic	$0.18	$0.16	$0.31	$0.20
Diluted	$0.18	$0.16	$0.31	$0.19
Anti-dilutive options not included in earnings per share calculation	129	82	151	82
(1) Represents the effects of the assumed exercise of options

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. SECURITIES

Securities are classified as available-for-sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in other accumulated comprehensive income (loss), and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security. The Company did not have any transfers in or out of the various securities classifications for the six months ended June 30, 2015 and twelve months ended December 31, 2014.

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities as of June 30, 2015, and December 31, 2014:

	As of June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$5,229	$88	$(3)	$5,314
Obligations of state and political subdivisions	49,883	1,541	(100)	51,324
Residential mortgage backed securities and collateralized mortgage obligations	37,745	285	(254)	37,776
Corporate securities	33,380	309	(188)	33,501
Commercial mortgage backed securities	9,558	34	(125)	9,467
Other asset backed securities	23,448	139	(206)	23,381
Total	$159,243	$2,396	$(876)	$160,763
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,655	$538	$(763)	$36,430

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$6,351	$58	$(16)	$6,393
Obligations of state and political subdivisions	52,629	1,788	(54)	54,363
Residential mortgage backed securities and collateralized mortgage obligations	46,727	457	(169)	47,015
Corporate securities	37,392	475	(133)	37,734
Commercial mortgage backed securities	10,402	60	(73)	10,389
Other asset backed securities	30,896	393	(197)	31,092
Total	$184,397	$3,231	$(642)	$186,986
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,806	$712	$(400)	$37,118

The following table presents the maturities of investment securities at June 30, 2015:

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$3,689	$3,695	$—	$—
One year through five years	57,535	57,927	1,494	1,505
Five years through ten years	35,058	35,447	16,065	16,134
After ten years	62,961	63,694	19,096	18,791
Total	$159,243	$160,763	$36,655	$36,430

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of June 30, 2015:

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$15,577	$8,750	$24,327
Federal Home Loan Bank of San Francisco borrowings	—	20,209	20,209
Interest rate swap contracts	3,731	320	4,051
Total	$19,308	$29,279	$48,587

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the cash proceeds from sales of securities and their associated gross realized gains and gross realized losses that have been included in earnings for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Proceeds from sales of securities	$10,697	$32,099	$35,912	$68,785

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$37	$14	$70	$171
Residential mortgage backed securities and collateralized mortgage obligations	49	63	62	68
Corporate securities	—	85	82	227
Commercial mortgage backed securities	—	5	4	5
Other asset backed securities	—	40	93	63
Total gross realized gains on sales of securities	86	207	311	534
Gross realized losses on sales of securities:
U.S. government & agencies	(1)	(115)	(1)	(114)
Obligations of state and political subdivisions	—	(69)	—	(159)
Residential mortgage backed securities and collateralized mortgage obligations	—	(13)	(9)	(482)
Corporate securities	—	(8)	—	(8)
Commercial mortgage backed securities		(31)	—	(32)
Other asset backed securities	(24)	(10)	(25)	(23)
Total gross realized losses on sales of securities	(25)	(246)	(35)	(818)
Gain (loss) on investment securities, net	$61	$(39)	$276	$(284)

Investment securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$1,250	$(3)	$—	$—	$1,250	$(3)
Obligations of states and political subdivisions	5,431	(100)	—	—	5,431	(100)
Residential mortgage backed securities and collateralized mortgage obligations	10,113	(175)	3,993	(79)	14,106	(254)
Corporate securities	14,652	(135)	3,475	(53)	18,127	(188)
Commercial mortgage backed securities	5,273	(76)	1,546	(49)	6,819	(125)
Other asset backed securities	4,675	(27)	5,689	(179)	10,364	(206)
Total temporarily impaired securities	$41,394	$(516)	$14,703	$(360)	$56,097	$(876)
Held-to-maturity securities:
Obligations of states and political subdivisions	$11,680	$(329)	$5,130	$(434)	$16,810	$(763)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,269	$(16)	$1,269	$(16)
Obligations of states and political subdivisions	3,952	(34)	2,078	(20)	6,030	(54)
Residential mortgage backed securities and collateralized mortgage obligations	10,193	(66)	5,365	(103)	15,558	(169)
Corporate securities	7,058	(36)	6,542	(97)	13,600	(133)
Commercial mortgage backed securities	4,912	(14)	1,542	(59)	6,454	(73)
Other asset backed securities	4,891	(16)	6,088	(181)	10,979	(197)
Total temporarily impaired securities	$31,006	$(166)	$22,884	$(476)	$53,890	$(642)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,556	$(14)	$12,726	$(386)	$14,282	$(400)

At June 30, 2015, 78 securities were in unrealized loss positions and at December 31, 2014, 73 securities were in unrealized loss positions. For the six months ended June 30, 2015, the Company did not recognize impairment losses. For the year ended December 31, 2014, the Company recognized an other-than-temporary impairment of $22 thousand for securities that were in a loss position at December 31, 2014 and sold in January of 2015.

NOTE 6. LOANS

Outstanding loan balances consist of the following at June 30, 2015, and December 31, 2014:

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Commercial	$143,088	$150,253
Real estate – construction loans	27,858	30,099
Real estate – commercial (investor)	237,375	215,114
Real estate – commercial (owner occupied)	136,981	119,093
Real estate – ITIN loans	51,249	52,830
Real estate – mortgage	12,209	13,156
Real estate – equity lines	46,463	44,981
Consumer	44,482	35,210
Other	69	162
Gross loans	699,774	660,898
Deferred fees and costs, net	403	157
Loans, net of deferred fees and costs	700,177	661,055
Allowance for loan and lease losses	(11,402)	(10,820)
Net loans	$688,775	$650,235

Gross loan balances in the table above include net purchase discounts of $2.3 million and $998 thousand as of June 30, 2015, and December 31, 2014, respectively.

Loans are reported as past due when any portion of the principal and interest are not received by the due date. The days past due will continue to increase for each day until full principal and interest are received (i.e. if payment is not received within 30 days of the due date, the loan will be considered 30 days past due; if payment is not received within 60 days of the due date, the loan will be considered 60 days past due, etc.). Loans that become 90 days past due will be placed in nonaccrual status unless well secured and in the process of collection.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of June 30, 2015, and December 31, 2014, was as follows:

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
June 30, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$936	$—	$808	$1,744	$141,344	$143,088	$—
Commercial real estate:
Construction	—	—	—	—	27,858	27,858	—
Other	874	—	6,453	7,327	367,029	374,356	—
Residential:
1-4 family	564	266	2,011	2,841	60,617	63,458	—
Home equities	183	42	—	225	46,238	46,463	—
Consumer	95	90	54	239	44,312	44,551	54
Total	$2,652	$398	$9,326	$12,376	$687,398	$699,774	$54

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2014	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$2,421	$301	$2,161	$4,883	$145,370	$150,253	$—
Commercial real estate:
Construction	—	—	—	—	30,099	30,099	—
Other	—	—	8,464	8,464	325,743	334,207	—
Residential:
1-4 family	1,080	122	3,597	4,799	61,187	65,986	—
Home equities	145	99	24	268	44,713	44,981	—
Consumer	158	57	23	238	35,134	35,372	23
Total	$3,804	$579	$14,269	$18,652	$642,246	$660,898	$23

A loan is considered impaired when based on current information and events the Company determines it is probable that it will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. Generally, when the Company identifies a loan as impaired, it measures the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral is used, less selling costs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Although an external appraisal is the primary source to value collateral dependent loans, the Company may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, the Company does not believe there are significant time lapses for the recognition of additional losses on collateral dependent loans.

The following tables summarize impaired loans by loan class as of June 30, 2015, and December 31, 2014:

	As of June 30, 2015
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$2,410	$2,944	$—
Commercial real estate:
Other	7,126	8,855	—
Residential:
1-4 family	9,400	12,052	—
Home equities	200	201	—
Total with no related allowance recorded	$19,136	$24,052	$—
With an allowance recorded:
Commercial	$771	$809	$149
Commercial real estate:
Other	2,519	3,202	526
Residential:
1-4 family	1,971	2,077	302
Home equities	569	569	284
Consumer	34	34	14
Total with an allowance recorded	$5,864	$6,691	$1,275
Subtotal:
Commercial	$3,181	$3,753	$149
Commercial real estate	9,645	12,057	526
Residential	12,140	14,899	586
Consumer	34	34	14
Total impaired loans	$25,000	$30,743	$1,275

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2014
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$4,298	$8,461	$—
Commercial real estate:
Other	8,287	12,309	—
Residential:
1-4 family	8,714	11,381	—
Home equities	201	202	—
Total with no related allowance recorded	$21,500	$32,353	$—
With an allowance recorded:
Commercial	$2,299	$2,317	$314
Commercial real estate:
Other	3,466	4,064	432
Residential:
1-4 family	3,529	3,640	506
Home equities	579	579	289
Consumer	35	35	15
Total with an allowance recorded	$9,908	$10,635	$1,556
Subtotal:
Commercial	$6,597	$10,778	$314
Commercial real estate	11,753	16,373	432
Residential	13,023	15,802	795
Consumer	35	35	15
Total impaired loans	$31,408	$42,988	$1,556

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $95 thousand and $160 thousand for the three months ended June 30, 2015 and June 30, 2014, respectively. The Company would have recognized additional interest income, net of tax, of approximately $209 thousand and $328 thousand for the six months ended June 30, 2015 and June 30, 2014, respectively.

Nonaccrual loans, segregated by loan class, were as follows:

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Commercial	$3,170	$5,112
Commercial real estate:
Other	7,611	9,696
Residential:
1-4 family	6,068	6,782
Home equities	24	24
Consumer	34	35
Total	$16,907	$21,649

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$3,509	$8	$4,295	$—
Commercial real estate:
Other	10,006	31	18,402	77
Residential:
1-4 family	11,501	34	12,136	28
Home equities	771	7	1,310	8
Consumer	34	—	29	—
Total	$25,821	$80	$36,172	$113

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$4,436	$21	$6,114	$1
Commercial real estate:
Other	10,502	63	19,806	184
Residential:
1-4 family	11,767	66	12,214	52
Home equities	773	14	1,268	17
Consumer	34	—	—	—
Total	$27,512	$164	$39,402	$254

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans. Loans are reported as troubled debt restructurings when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement.

At June 30, 2015 and December 31, 2014, impaired loans of $7.6 million and $9.2 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of June 30, 2015 or December 31, 2014.

As of June 30, 2015, the Company had $19.9 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of June 30, 2015, the Company had 121 loans that qualified as troubled debt restructurings, of which 103 loans were performing according to their restructured terms. Troubled debt restructurings represented 2.85% of gross loans as of June 30, 2015, compared with 3.55% at December 31, 2014.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is modified.

Maturity – A modification in which the maturity date, timing of payments or frequency of payments is modified.

Payment deferral – A modification in which a portion of the principal is deferred.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30, 2015				For the Three Months Ended June 30, 2014
		Rate &
		Payment	Payment
(Amounts in thousands)	Rate	Deferral	Deferral	Total	Maturity	Rate	Total
Residential:
1-4 family	$—	$209	$—	$209	$—	$153	$153
Total	$—	$209	$—	$209	$—	$153	$153

	For the Six Months Ended June 30, 2015				For the Six Months Ended June 30, 2014
		Rate &
		Payment	Payment
(Amounts in thousands)	Rate	Deferral	Deferral	Total	Maturity	Rate	Total
Commercial	$—	$—	$761	$761	$692	$—	$692
Residential:
1-4 family	112	262	104	478	—	153	153
Total	$112	$262	$865	$1,239	$692	$153	$845

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential:
1-4 family	3	$263	$209	2	$150	$154
Total	3	$263	$209	2	$150	$154

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$823	$823	1	$700	$700
Residential:
1-4 family	6	522	485	2	150	154
Total	7	$1,345	$1,308	3	$850	$854

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables present loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2015		June 30, 2014
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial	1	$695	2	$3,007
Commercial real estate:
Other	—	—	1	391
Total	1	$695	3	$3,398

	For the Six Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2014
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial	1	$695	2	$3,007
Commercial real estate:
Other	—	—	1	391
Residential:
1-4 family	—	—	1	86
Total	1	$695	4	$3,484

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

Performing and nonperforming loans, segregated by class of loans, are as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015
(Amounts in thousands)	Performing	Nonperforming	Total
Commercial	$139,918	$3,170	$143,088
Commercial real estate:
Construction	27,858	—	27,858
Other	366,745	7,611	374,356
Residential:
1-4 family	57,390	6,068	63,458
Home equities	46,439	24	46,463
Consumer	44,463	88	44,551
Total	$682,813	$16,961	$699,774

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2014
(Amounts in thousands)	Performing	Nonperforming	Total
Commercial	$145,141	$5,112	$150,253
Commercial real estate:
Construction	30,099	—	30,099
Other	324,511	9,696	334,207
Residential:
1-4 family	59,204	6,782	65,986
Home equities	44,957	24	44,981
Consumer	35,314	58	35,372
Total	$639,226	$21,672	$660,898

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. During the current year, the Company determined that certain amounts in the “pass” and “watch” classifications disclosed in the internal risk ratings table included in the Company’s 2014 Form 10-K were incorrect. Accordingly, $46.9 million have been reclassified from “watch” to “pass” in the December 31, 2014 table below. The following table summarizes internal risk rating by loan class as of June 30, 2015, and December 31, 2014:

	As of June 30, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$117,745	$12,606	$4,601	$8,136	$—	$143,088
Commercial real estate:
Construction	27,822	36	—	—	—	27,858
Other	355,529	3,673	5,317	9,837	—	374,356
Residential:
1-4 family	52,728	—	579	10,151	—	63,458
Home equities	42,071	1,745	1,683	964	—	46,463
Consumer	44,197	3	282	69	—	44,551
Total gross loans	$640,092	$18,063	$12,462	$29,157	$—	$699,774

	As of December 31, 2014
	Pass	Watch	Special
(Amounts in thousands)	(Restated)	(Restated)	Mention	Substandard	Doubtful	Total
Commercial	$121,282	$14,116	$4,018	$10,837	$—	$150,253
Commercial real estate:
Construction	30,056	43	—	—	—	30,099
Other	312,844	7,817	869	12,677	—	334,207
Residential:
1-4 family	53,490	—	—	12,496	—	65,986
Home equities	41,624	2,380	—	977	—	44,981
Consumer	35,279	3	18	72	—	35,372
Total gross loans	$594,575	$24,359	$4,905	$37,059	$—	$660,898

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL by portfolio for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
ALLL:
Beginning balance	$3,245	$5,314	$1,719	$572	$446	$11,296
Charge offs	(354)	(140)	(126)	(91)	—	(711)
Recoveries	722	74	7	14	—	817
Provision	(224)	199	(120)	88	57	—
Ending balance	$3,389	$5,447	$1,480	$583	$503	$11,402

	For the Three Months Ended June 30, 2014
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
ALLL:
Beginning balance	$3,636	$3,490	$2,251	$214	$157	$9,748
Charge offs	(247)	(1,031)	(178)	—	—	(1,456)
Recoveries	54	—	86	—	—	140
Provision	(109)	1,408	174	24	(47)	1,450
Ending balance	$3,334	$3,867	$2,333	$238	$110	$9,882

	For the Six Months Ended June 30, 2015
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
ALLL:
Beginning balance	$3,503	$4,875	$1,670	$450	$322	$10,820
Charge offs	(406)	(139)	(141)	(204)	—	(890)
Recoveries	748	668	56	—	—	1,472
Provision	(456)	43	(105)	337	181	—
Ending balance	$3,389	$5,447	$1,480	$583	$503	$11,402

	For the Six Months Ended June 30, 2014
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
ALLL:
Beginning balance	$7,057	$2,784	$2,493	$35	$1,803	$14,172
Charge offs	(3,685)	(2,406)	(268)	—	—	(6,359)
Recoveries	455	—	164	—	—	619
Provision	(493)	3,489	(56)	203	(1,693)	1,450
Ending balance	$3,334	$3,867	$2,333	$238	$110	$9,882

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL and the recorded investment in loans and leases as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$149	$526	$586	$14	$—	$1,275
Collectively evaluated for impairment	3,240	4,921	894	569	503	10,127
Total	$3,389	$5,447	$1,480	$583	$503	$11,402
Gross loans:
Individually evaluated for impairment	$3,181	$9,645	$12,140	$34	$—	$25,000
Collectively evaluated for impairment	139,907	392,569	97,781	44,517	—	674,774
Total	$143,088	$402,214	$109,921	$44,551	$—	$699,774

	As of December 31, 2014
		Commercial
(Amounts in thousands)	Commercial	Real Estate	Residential	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$314	$432	$795	$15	$—	$1,556
Collectively evaluated for impairment	3,189	4,443	875	435	322	9,264
Total	$3,503	$4,875	$1,670	$450	$322	$10,820
Gross loans:
Individually evaluated for impairment	$6,597	$11,753	$13,023	$35	$—	$31,408
Collectively evaluated for impairment	143,656	352,553	97,944	35,337	—	629,490
Total	$150,253	$364,306	$110,967	$35,372	$—	$660,898

The ALLL totaled $11.4 million or 1.63% of total gross loans at June 30, 2015 and $10.8 million or 1.64% at December 31, 2014. In addition, as of June 30, 2015, the Company had $199.7 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $695 thousand in other liabilities in the Consolidated Balance Sheets.

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

The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, a formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Management believes that the ALLL was adequate as of June 30, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of June 30, 2015, approximately 74% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and low real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2015, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 7. OTHER REAL ESTATE OWNED

OREO represents real estate which to the Bank has taken control in partial or full satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value less costs to sell, which becomes the property’s new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. Any write-up in the fair value of the asset at the date of acquisition is reported as noninterest income unless there has been a prior charge off, in which case a recovery is credited to the ALLL. Thereafter, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. Subsequent valuation adjustments are recognized under the line item Write down of other real estate owned in the Consolidated Statements of Operations. Net expenses incurred from OREO property are recorded in noninterest expense, in the Consolidated Statements of Operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2015, and December 31, 2014, the recorded investment in OREO was $1.4 million and $502 thousand, respectively. For the six months ended June 30, 2015, the Company transferred eleven foreclosed properties in the amount of $3.2 million to OREO. During the six months ended June 30, 2015 the Company sold nine properties with a balance of $2.4 million for a net gain of $5 thousand. During June of 2015, the bank transferred land with a carrying value of $261 thousand previously held for construction of a new branch to OREO for disposition. The property was transferred to OREO at its fair value less expected selling costs resulting in a write down of $91 thousand recorded in noninterest expense. The June 30, 2015 OREO balance consists of four 1-4 family residential real estate properties in the amount of $283 thousand, three nonfarm nonresidential properties in the amount of $952 thousand and one undeveloped commercial property in the amount of $170 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.6 million.

NOTE 8. ACCOUNTING FOR INCOME TAXES AND UNCERTAINTIES

The Company's provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to the Company's income before taxes. The principal difference between statutory tax rates and the Company's effective tax rate is the benefit derived from investing in tax-exempt securities, federal tax credits afforded through the Company’s investments in qualified affordable housing projects and bank-owned life insurance.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of June 30, 2015.

The Company’s effective income tax rate was 30% for the six months ended June 30, 2015, compared with 29% for the same period a year ago.

NOTE 9. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

At June 30, 2015 the Company’s investments in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) were $5.2 million. These investments are recorded in other assets with a corresponding funding obligation of $1.5 million recorded in other liabilities. The Company has invested in four separate LIHTC projects which provide the Company with CRA credit. Additionally, the investments in LIHTC projects provide the Company with tax credits and with operating loss tax benefits over an approximately 16 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments made by the Company and provide returns on the investments of between 4.36% and 7.14%. The investments in LIHTC projects are being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company’s original investment in LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at June 30, 2015 and December 31, 2014. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to the Company’s income tax provision for the six months ended June 30, 2015 and the year ended December 31, 2014:

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
June 30, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,645	$628	$113	$91	$22
WNC Institutional Tax Credit Fund 38, L.P.	1,000	836	248	69	51	18
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,935	610	139	115	24
California Affordable Housing Fund	2,454	748	—	104	104	—
Total	$7,954	$5,164	$1,486	$425	$361	$64

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2014	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,846	$736	$160	$154	$31
WNC Institutional Tax Credit Fund 38, L.P.	1,000	888	314	105	112	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,050	1,374	340	450	58
California Affordable Housing Fund	2,454	852	—	209	187	22
Total	$7,954	$5,636	$2,424	$814	$903	$137

(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss. Tax benefits are calculated using a 34% tax rate.
(2) This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The following table presents the Company’s generated tax credits and tax benefits from investments in qualified affordable housing projects for the three and six month periods ended June 30, 2015 and 2014.

	For the Three Months Ended
	June 30, 2015		June 30, 2014
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Projects	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$13	$29	$11
WNC Institutional Tax Credit Fund 38, L.P.	27	8	25	8
Merritt Community Capital Corporation Fund XV, L.P.	54	15	66	19
California Affordable Housing Fund	40	12	40	13
Total	$164	$48	$160	$51

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended
	June 30, 2015		June 30, 2014
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Projects	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$87	$26	$57	$23
WNC Institutional Tax Credit Fund 38, L.P.	54	15	49	16
Merritt Community Capital Corporation Fund XV, L.P.	109	30	133	38
California Affordable Housing Fund	79	25	79	25
Total	$329	$96	$318	$102

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $180 thousand and $361 thousand for the three and six months ended June 30, 2015 respectively, compared to $232 thousand and $405 thousand for the comparable periods of 2014.

The following table reflects the anticipated net income tax benefit at June 30, 2015 that is expected to be recognized by the Company over the remaining life of the investments:

	Raymond James	WNC Institutional	Merritt Community	California	Total Net
(Amounts in thousands)	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Qualified Affordable Housing Projects	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2015	$24	$17	$23	$1	$65
2016	46	37	47	1	131
2017	46	36	45	—	127
2018	45	35	45	—	125
2019 and thereafter	263	155	238	1	657
Total	$424	$280	$398	$3	$1,105

NOTE 10. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At June 30, 2015 and December 31, 2014, the Company had no outstanding federal funds purchased balances. At June 30, 2015 the Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $193.9 million and the Bank had available lines of credit with the Federal Reserve totaling $28.4 million subject to certain collateral requirements, namely the amount of certain pledged loans.

The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at June 30, 2015. If the Bank had borrowed from these lines at June 30, 2015, interest rates would have ranged from .30% to 1.15%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. The lines are reviewed and renewed periodically throughout the year, and are intended to support short-term liquidity needs. The agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

The Bank had outstanding secured advances from the Federal Home Loan Bank of San Francisco at June 30, 2015 and December 31, 2014 of $90.0 million and $75.0 million, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Future contractual maturities of Federal Home Loan Bank of San Francisco term advances at June 30, 2015 are as follows:

(Amounts in thousands)
Year	Amount
2015	$90,000
Thereafter	—
Total Federal Home Loan Bank of San Francisco advances	$90,000

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the six months ended June 30, 2015, and the year ended December 31, 2014 was $120.0 million and $75.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the six months ended June 30, 2015 and year ended December 31, 2014 was $94.7 million and $77.5 million, respectively. The weighted average interest rate on the borrowings at June 30, 2015 and December 31, 2014 was 0.23% and 0.24%, respectively.

The Federal Home Loan Bank of San Francisco borrowings are secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to their collateral requirements, and certain securities held in the Bank’s investment securities portfolio. As of June 30, 2015, based upon the level of Federal Home Loan Bank of San Francisco advances, the Company was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million. Furthermore, the Company has pledged $331.4 million of its commercial and real estate mortgage loans, and has borrowed $90.0 million against the pledged loans. As of June 30, 2015, the Company held $19.2 million (amortized cost) in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities pledged to the Federal Home Loan Bank of San Francisco were unused as collateral as of June 30, 2015.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases four sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases provide the Company with the option to extend the lease terms one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Rent income	$2	$4	$6	$8
Rent expense	142	142	284	282
Net	$140	$138	$278	$274

The following table sets forth, as of June 30, 2015, the future minimum lease payments under non-cancelable operating leases:

(Amounts in thousands)
Amounts due in:
2015	$297
2016	608
2017	549
2018	431
2019	402
Thereafter	1,296
Total	$3,583

Financial Instruments with Off-Balance Sheet Risk – The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of the Bank’s commitments and contingent liabilities at June 30, 2015 and December 31, 2014:

(Amounts in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$193,571	$200,991
Standby letters of credit	2,766	2,731
Guaranteed commitments outstanding	3,358	1,864
Total commitments	$199,695	$205,586

In the normal course of business the Bank is a party to financial instruments with off-balance sheet credit risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve elements of credit and interest rate risk similar to the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Standby letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the six months ended June 30, 2015, and the year ended December 31, 2014. At June 30, 2015 approximately $133 thousand of standby letters of credit expire within one year, and $2.6 million expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $695 thousand at June 30, 2015 and December 31, 2014. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the six months ended June 30, 2015 the Company made no additional provision to the reserve for unfunded commitments. When a provision is necessary, the expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 71% of the Company’s gross loan portfolio at June 30, 2015 and December 31, 2014, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2015:

	Unrealized	Unrealized	Accumulated Other
	Gains (Losses) on	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2014	$1,810	$(1,897)	$(87)
Comprehensive income three months ended March 31, 2015	292	(21)	271
Comprehensive loss three months ended June 30, 2015	(967)	100	(867)
Accumulated other comprehensive loss as of June 30, 2015	$1,135	$(1,818)	$(683)

The following table presents activity in accumulated other comprehensive income for the six months ended June 30, 2014:

	Unrealized	Unrealized	Accumulated Other
	(Losses) Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive income as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Comprehensive income three months ended March 31, 2014	1,786	(120)	1,666
Comprehensive income three months ended June 30, 2014	1,115	(1,296)	(181)
Accumulated other comprehensive loss as of June 30, 2014	$1,092	$(1,999)	$(907)

Accumulated other comprehensive income is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 14. DERIVATIVES

The Company uses derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. Presently, the Company utilizes interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). The Company does not use derivative instruments for trading or speculative purposes.

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

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, the Company designated its interest rate swaps as cash flow hedges of certain active and forecasted variable rate Federal Home Loan Bank of San Francisco advances. Changes in the fair value of the hedging instrument, except any ineffective portion, are recorded in accumulated other comprehensive income until earnings are impacted by the hedged instrument. No components of the Company’s hedging instruments are excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were in accumulated other comprehensive income are recognized immediately in earnings.

During June 2014, the Company concluded that certain forecasted Federal Home Loan Bank of San Francisco advances were no longer probable. The forward starting interest rate swaps that were related to these forecasted advances were terminated and gains of $952 thousand in accumulated other comprehensive income were immediately recognized in earnings.

At June 30, 2015 the Company has one active interest rate swap, and two forward starting interest rate swaps to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converts LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

The following table summarizes the Company’s interest rate swap contracts with counterparties outstanding at June 30, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap - active	1.84%	0.278%	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap #1	2.64%	Variable	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap #2	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017
(1) Rate floats to 3 month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table lists the active and forward starting interest rate swap derivatives separately by asset (gains) and liabilities (losses), and the fair value of such derivatives at June 30, 2015, and December 31, 2014.

		Asset Derivatives		Liability Derivatives
(Amounts in thousands)		June 30,	December 31,	June 30,	December 31,
Description	Designation	2015	2014	2015	2014
Interest rate swap - active	Cash flow hedge	$—	$—	$107	$880
Forward starting interest rate swap #1	Cash flow hedge	—	—	1,578	1,298
Forward starting interest rate swap #2	Cash flow hedge	—	—	1,405	1,046
Total		$—	$—	$3,090	$3,224

The following table summarizes the gains (losses) recorded during the three and six months ended June 30, 2015 and 2014, and their location within the Consolidated Statements of Operations.

(Amounts in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Description	Consolidated Statement of Operations Location	2015	2014	2015	2014
Interest rate swap - active (1)	Interest on Federal Home Loan Bank of San Francisco borrowings	$(292)	$—	$(587)	$—
Forward starting interest rate swap (2)	Interest on Federal Home Loan Bank of San Francisco borrowings	—	111	—	261
Forward starting interest rate swap (3)	Other noninterest income	—	1,617	—	1,617
Total		$(292)	$1,728	$(587)	$1,878

(1) Loss represents net settlement on active interest rate swap.
(2) Gains represent tax adjusted amounts reclassified from accumulated other comprehensive income pertaining to the terminated forward starting interest rate swap.
(3) Gains represent tax adjusted amounts reclassified from accumulated other comprehensive income immediately upon cancellation of forecasted Federal Home Loan Bank of San Francisco borrowings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gains and (losses) on all derivative instruments (active and forward starting) designated as cash flow hedges recorded in accumulated other comprehensive income and reclassified into earnings during the three and six months ended June 30, 2015 and June 30, 2014.

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Description	2015	2014	2015	2014
Interest rate swaps	$(177)	$1,017	$(350)	$1,105

The following table summarizes management’s estimate of the amount of existing losses on derivative instruments recorded in accumulated other comprehensive income that are expected to reclassified into earnings within the next 12 months, assuming various rate shock scenarios. In each scenario, the impact to net income as a result of the increase in interest rates paid on the hedged instrument would remain unchanged because the derivative instrument is effectively offsetting changes in cash flows of the underlying hedged instrument.

(Amounts in thousands)	Interest Rate Shock
Description	Flat	+100bp	+200bp
Reclassifications from accumulated OCI	$1,013	$572	$130

The following table summarizes the derivatives that have a right of offset at June 30, 2015 and December 31, 2014.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Included In The Consolidated Balance Sheets	Fair Value of Collateral Posted	Net Amount
June 30, 2015
Derivative liabilities
Interest rate swaps	$(3,090)	$—	$(3,090)	$4,051	$961

December 31, 2014
Derivative liabilities
Interest rate swaps	$(3,224)	$—	$(3,224)	$3,533	$309

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the contract. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties fail to perform under the terms of those contracts. Assuming no recoveries of underlying collateral, credit risk is measured by the market value of the derivative financial instrument.

The contracts with the derivative counterparties contain a provision where if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements. Similarly, the Company could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Company were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

The Company was required to post collateral against the obligations of $3.1 million at June 30, 2015. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $3.8 million and an aggregate fair value of $4.1 million.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
June 30, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets :
Cash and cash equivalents	$32,796	$32,796	$—	$—	$32,796
Securities available-for-sale	$160,763	$—	$160,763	$—	$160,763
Securities held-to-maturity	$36,655	$—	$36,430	$—	$36,430
Net loans	$688,775	$—	$—	$698,993	$698,993
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities:
Deposits	$760,039	$—	$761,349	$—	$761,349
Federal Home Loan Bank of San Francisco advances	$90,000	$—	$90,000	$—	$90,000
Subordinated debenture	$10,310	$—	$5,111		$5,111
Derivatives	$3,090	$—	$3,090	$—	$3,090

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2014	Amounts	Level 1	Level 2	Level 3	Total
Financial assets :
Cash and cash equivalents	$58,422	$58,422	$—	$—	$58,422
Securities available-for-sale	$186,986	$2,571	$184,415	$—	$186,986
Securities held-to-maturity	$36,806	$—	$37,118	$—	$37,118
Net loans	$650,235	$—	$—	$661,126	$661,126
Federal Home Loan Bank of San Francisco stock	$5,728	$5,728	$—	$—	$5,728
Financial liabilities:
Deposits	$789,035	$—	$790,068	$—	$790,068
Federal Home Loan Bank of San Francisco advances	$75,000	$—	$75,000	$—	$75,000
Subordinated debenture	$10,310	$—	$4,932	$—	$4,932
Derivatives	$3,224	$—	$3,224	$—	$3,224

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

Notes to Consolidated Financial Statements (Unaudited)

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

Net Loans – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Given that there are commercial loans with specific terms that are not readily available; the Company believes the fair value of loans is derived from Level 3 inputs.

Federal Home Loan Bank of San Francisco stock – The carrying value of Federal Home Loan Bank stock approximates fair value as the shares can only be redeemed by the issuing institution at par. The Company measures the fair value of FHLB stock using Level 1 inputs.

Deposits – The Company measures fair value of maturing deposits using Level 2 inputs. The fair values of deposits were derived by discounting their expected future cash flows based on the Federal Home Loan Bank of San Francisco yield curves, and maturities. The Company obtained Federal Home Loan Bank of San Francisco yield curve rates as of the measurement date, and believes these inputs fall under Level 2 of the fair value hierarchy. Deposits with no defined maturities, the fair values are the amounts payable on demand at the respective reporting date.

Federal Home Loan Bank of San Francisco advances – For variable rate Federal Home Loan Bank of San Francisco borrowings, the carrying value approximates fair value. The Company measures the fair value of Federal Home Loan Bank of San Francisco advances using Level 2 inputs.

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At June 30, 2015, future cash flows were discounted at 6.12%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of June 30, 2015 and December 31, 2014.

(Amounts in thousands)	Fair Value at June 30, 2015
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$5,314	$—	$5,314	$—
Obligations of states and political subdivisions	51,324	—	51,324	—
Residential mortgage backed securities and collateralized mortgage obligations	37,776	—	37,776	—
Corporate securities	33,501	—	33,501	—
Commercial mortgage backed securities	9,467	—	9,467	—
Other investment securities (1)	23,381	—	23,381	—
Total assets measured at fair value	$160,763	$—	$160,763	$—
Derivatives – forward starting interest rate swaps	$3,090	$—	$3,090	$—
Total liabilities measured at fair value	$3,090	$—	$3,090	$—

(Amounts in thousands)	Fair Value at December 31, 2014
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$6,393	$—	$6,393	$—
Obligations of states and political subdivisions	54,363	—	54,363	—
Residential mortgage backed securities and collateralized mortgage obligations	47,015	—	47,015	—
Corporate securities	37,734	1,467	36,267	—
Commercial mortgage backed securities	10,389	1,104	9,285	—
Other investment securities (1)	31,092	—	31,092	—
Total assets measured at fair value	$186,986	$2,571	$184,415	$—
Derivatives – forward starting interest rate swaps	$3,224	$—	$3,224	$—
Total liabilities measured at fair value	$3,224	$—	$3,224	$—
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

Forward starting interest rate swaps – The valuation of the Company’s interest rate swaps was obtained from third party pricing services. The fair values of the interest rate swaps were determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis was based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the source of these derivatives’ fair values falls within Level 2 of the fair value hierarchy.

Sensitivity of the Level 3 Fair Value Measurements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis at June 30, 2015 or at December 31, 2014. There were no transfers in or out of level 3 during the six months ended June 30, 2015 or the year ended December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities at June 30, 2015 and December 31, 2014 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at June 30, 2015
Nonrecurring basis:	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,883	$—	$—	$1,883
Other real estate owned	223	—	—	223
Total assets measured at fair value	$2,106	$—	$—	$2,106

(Amounts in thousands)	Fair Value at December 31, 2014
Nonrecurring basis:	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,319	$—	$—	$10,319
Other real estate owned	108	—	—	108
Total assets measured at fair value	$10,427	$—	$—	$10,427

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2015 and 2014:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Fair value adjustment loss:	2015	2014	2015	2014
Collateral dependent impaired loans	$492	$892	$544	$5,501
Other real estate owned	108	—	108	290
Total	$600	$892	$652	$5,791

During the six months ended June 30, 2015 collateral dependent impaired loans with a carrying amount of $2.4 million were written down to their fair value of $1.9 million resulting in a $544 thousand adjustment to the ALLL.

During the six months ended June 30, 2015, one property was transferred into OREO with an aggregate carrying value of $70 thousand and written down to its fair value of $53 thousand, resulting in a $17 thousand adjustment to the ALLL. Additionally, during the quarter ended June 30, 2015 the Company transferred land with a carrying value of $261 thousand previously held for construction of a new branch to OREO for disposition. The property was transferred to OREO at its fair value less expected selling costs resulting in a write down of $91 thousand.

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

Notes to Consolidated Financial Statements (Unaudited)

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

On May 12, 2014, the Company agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4.0 million per month up to a maximum par value of $40.0 million. As of June 30, 2015 the Company has paid cash totaling $50.1 million, and received cash repayments of $12.8 million for $37.3 million in net loans. The Company initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2014 to June 30, 2015. Also discussed are significant trends and changes in the Company’s results of operations for the six months ended June 30, 2015, compared to the same period in 2014. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

Executive Overview

Significant items for the three months ended June 30, 2015 were as follows:

●     Net income available to common shareholders of $2.3 million for the three months ended June 30, 2015 was an improvement of $184 thousand (8.5%) over $2.2 million net income available to common shareholders earned during the second quarter of 2014, and an improvement of $589 thousand (33.6%) over $1.8 million available to common shareholders earned during the previous quarter.

●     Nonperforming assets at June 30, 2015 totaled $18.4 million, a decrease of $9.9 million (35.1%) compared to June 30, 2014, and a decrease of $1.7 million (33.6% annualized) compared to March 31, 2015.

●     Average loans for the quarter increased $29.9 million to $703.0 million from $673.1 million for the first quarter of 2015.

●     Net loan loss recoveries of $106 thousand combined with continuing improved asset quality resulted in no additional provision for loan and lease losses during the second quarter.

●     The Company’s book value per share increased to $6.49 per common share at June 30, 2015 from $6.07 per common share at June 30, 2014 (6.9%) and $6.41 at March 31, 2015 (5.0% annualized).

●     The Company’s net interest margin improved to 3.71% for the quarter ended June 30, 2015 from 3.62% for the second quarter of 2014.

Significant items for the six months ended June 30, 2015 were as follows:

●     Net income available to common shareholders of $4.1 million for the six months ended June 30, 2015 was an improvement of $1.4 million (53.2%) over $2.7 million net income available to common shareholders earned during the six months ended June 30, 2014.

●     Nonperforming assets at June 30, 2015 totaled $18.4 million, a decrease of $3.8 million (34.6% annualized) compared to December 31, 2014.

●     Gross loans at June 30, 2015 totaled $699.8 million, an increase of $38.9 million (12% annualized) since December 31, 2014.

●     Net loan loss recoveries of $582 thousand combined with continuing improved asset quality resulted in no additional provision for loan and lease losses during the first six months of 2015.

●     The Company’s book value per share increased to $6.49 per common share at June 30, 2015 from $6.29 per common share at December 31, 2014 (6.4% annualized).

●     The Company’s net interest margin improved to 3.72% for the six months ended June 30, 2015 from 3.57% for the year ended December 31, 2014.

●     The Company’s efficiency ratio improved to 68.0% during the first six months of 2015 compared to 71.5% during the same period in 2014.

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

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are management's best estimate of the probable impact these changes would have on the loan portfolio as a whole.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

ASC 740-10-55 requires a two-step process that separates recognition from measurement of tax positions. We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. The measurement process is applied only after satisfying the recognition requirement and determines what amount of a tax position will be sustainable upon a potential examination or settlement. If upon measuring, the tax position produces a range of potential tax benefits, the Company may claim the highest tax benefit from that range as long as it is over 50% likely to be realized using a probability analysis.

Management believes that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Derivative Financial Instruments and Hedging Activities

The Company uses derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flow relating to specific groups of assets and liabilities. Presently, the Company utilizes interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). The Company does not use derivative instruments for trading or speculative purposes.

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

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, the Company has designated its interest rate swaps as cash flow hedges of certain active and forecasted variable rate Federal Home Loan Bank of San Francisco advances. Changes in the fair value of the hedging instrument in cash flow hedges, except any ineffective portion, are recorded in accumulated other comprehensive income until earnings are impacted by the hedged instrument. No components of the Company’s hedging instruments are excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were in accumulated other comprehensive income are recognized immediately in earnings.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company’s interest rate swap contracts with counterparties outstanding at June 30, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Unrealized Loss Position	Notional Amount	Effective Date	Maturity Date
Interest rate swap - active	1.84%	0.278%	$107	$75,000	August 1, 2014	August 3, 2015
Forward starting interest rate swap #1	2.64%	Variable	1,578	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap #2	3.22%	Variable	1,405	$75,000	August 1, 2016	August 1, 2017
Total			$3,090

(1) Rate floats to 3 month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table summarizes management’s estimate of the amount of existing losses on derivative instruments record in accumulated other comprehensive income that are expected to reclassified into earnings within the next 12 months, assuming various rate shock scenarios. In each scenario, the impact to net income as a result of the increase in interest rates paid on the hedged insrument would remain unchanged because the derivative instrument is effectively offsetting changes in cash flows of the underlying hedged instrument.

(Amounts in thousands)	Interest Rate Shock
Description	Flat	+100bp	+200bp
Reclassifications from accumulated OCI	$1,013	$572	$130

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 15 of the Notes to the Consolidated Financial Statements incorporated in this document.

Sources of Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest earning assets and the interest expense we pay on interest bearing liabilities. Other sources of noninterest income include fees earned on deposit related services, payroll processing, gain on sale of available-for-sale securities, earnings on bank-owned life insurance and dividends on Federal Home Loan Bank of San Francisco stock.

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years the bank has originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of the bank's investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the bank to become liability senstive, which would negatively impact earnings in a rising interest rate environment. To mitigate this liability sensitive position, the bank entered into an interest rate swap on a portion of its FHLB borrowings and has been working to shorten the average duration of its investment portfolio. These actions have brought the bank's interest rate risk profile to a position that is neutral / slightly liability sensitive.

Net interest income reflects both the amount of earning assets we hold and our net interest margin, which is the difference between the yield we earn on our assets and the interest rate we pay to fund those assets. As a result, changes in either our net interest margin or the amount of earning assets we hold will affect our net interest income and earnings.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders for the six months of 2015 increased $1.4 million compared to the same period a year ago. In the current year, net interest income was $601 thousand higher, provision for loan and lease losses was $1.5 million lower and noninterest expenses were $776 thousand lower. These positive changes were partially offset by noninterest income that was $765 thousand lower and an income tax provision that was higher by $642 thousand.

Diluted Earnings Per Share (“EPS”) were $ 0.31 for the six months ended June 30, 2015 compared with $0.19 for the same period a year ago. The increase in diluted EPS compared to the same period a year ago resulted mostly from increased net income, and also from a small decrease in weighted average shares outstanding, resulting from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the quarter ended June 30, 2015. In determining the amount of dividend to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the six months ended June 30, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Return on average assets:
Net income	0.86%	0.58%
Income available to common shareholders	0.84%	0.56%
Return on average total equity:
Net income	8.02%	5.47%
Income available to common shareholders	7.83%	5.27%
Return on average common shareholders’ equity:
Net income	9.89%	6.79%
Income available to common shareholders	9.65%	6.55%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. For the six months ended June 30, 2015 compared to the same period a year ago:

●     Net interest income increased $601 thousand.

●     Interest income increased $1.2 million or 7% to $19.3 million, which reflects the increase in average earnings assets and the reallocation of lower yielding assets into higher yielding loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●     Interest expense increased $626 thousand or 37% to $2.3 million.

●     Interest expense on deposits decreased $171 thousand.

●     Interest expense on the Bank’s Federal Home Loan Bank of San Francisco borrowings increased $888 thousand.

●     Interest expense on other borrowings decreased $91 thousand.

For the three months ended June 30, 2015 compared to the same period a year ago:

●	Net interest income increased $405 thousand.
●	Interest income increased $701 thousand or 8% to $9.8 million.
●	Interest expense increased $296 thousand or 34% to $1.2 million.
●	Interest expense on deposits decreased $92 thousand.
●	Interest expense on the Bank’s Federal Home Loan Bank of San Francisco borrowings increased $432 thousand.
●	Interest expense on other borrowings decreased $44 thousand.

In 2011, to mitigate interest rate and market risks, the Bank entered into forward starting interest rate swaps to hedge interest rate risk associated with variable rate Federal Home Loan Bank of San Francisco borrowings. The hedges converted the LIBOR based floating rate of interest on the $75.0 million Federal Home Loan Bank of San Francisco borrowings to fixed interest rates. The remaining interest rate swaps adjust each August and were/are 0.94% at August 2013, 1.84% at August 2014, 2.64% at August 2015 and 3.22% at August 2016.

During the first six months of 2014, the net cost of the Bank’s FHLB borrowings was reduced when hedge gains from a previous set of interest rate swaps, were reclassified out of other accumulated comprehensive income into earnings as a reduction of interest expense. As a result, interest expense on FHLB borrowings for the first six months of 2014 was a negative $176 thousand.

Interest expense on other borrowings, primarily junior subordinated debentures was $96 thousand and $187 thousand for the first six months of 2015 and 2014, respectively. During December of 2014, the Company repaid $5.0 million of junior subordinated debentures resulting in a decrease in interest on junior subordinated debentures in 2015.

The net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 3.85% for the six months ended June 30, 2015, an increase of seven basis points as compared to the same period a year ago. The increase in the net interest margin resulted from a 21 basis point increase in the tax-equivalent yield on average earning assets offset by a 14 basis point increase in interest expense to fund average earning assets. Maintaining our net interest margin in a historically low interest rate environment, while confronted with known increases in Federal Home Loan Bank of San Francisco borrowing costs will be challenging in the foreseeable future. Management will continue to reallocate the asset mix into higher yielding assets by pursuing organic loan growth and actively managing the investment securities portfolio within our accepted risk tolerance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest bearing liabilities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest earnings assets:
Net loans (1)	$703,008	$8,304	4.74%	$605,761	$7,188	4.71%
Taxable securities	121,110	801	2.65%	156,156	1,112	2.93%
Tax-exempt securities	76,772	602	3.15%	85,097	635	3.05%
Interest bearing due from banks	27,688	56	0.81%	62,123	127	0.87%
Average interest earning assets	928,578	9,763	4.22%	909,137	9,062	4.01%
Cash & due from banks	10,833			10,183
Bank premises	11,767			11,696
Other assets	42,637			31,845
Average total assets	$993,815			$962,861

Interest bearing liabilities:
Interest bearing demand	$268,784	107	0.16%	$270,695	118	0.17%
Savings deposits	93,291	55	0.24%	91,447	57	0.25%
Certificates of deposit	245,573	594	0.97%	261,151	673	1.03%
Federal Home Loan Bank of San Francisco Borrowings	105,330	363	1.38%	75,000	(69)	(0.37)%
Other borrowings	10,310	49	1.91%	15,465	93	2.41%
Average interest bearing liabilities	$723,288	1,168	0.65%	$713,758	872	0.48%
Noninterest bearing demand	147,442			131,736
Other liabilities	16,887			15,174
Shareholders’ equity	106,198			102,193
Average liabilities and shareholders’ equity	$993,815			$962,861
Net interest income and net interest margin		$8,595	3.71%		$8,190	3.62%
Tax equivalent net interest margin (2)			3.85%			3.77%

Interest income on loans includes fee expense of approximately $(63) thousand and $(26) thousand for the three months ended June 30, 2015 and 2014, respectively.

(1)	Average nonaccrual loans of $17.1 million and $24.6 million for the three months ended June 30, 2015 and 2014 are included, respectively.
(2)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $310 thousand and $327 thousand for the three months ended June 30, 2015 and 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest earnings assets:
Net loans (1)	$688,146	$16,215	4.75%	$605,761	$14,282	4.75%
Taxable securities	128,791	1,746	2.73%	156,156	2,229	2.87%
Tax-exempt securities	77,043	1,201	3.14%	85,097	1,287	3.05%
Interest bearing due from banks	26,795	127	0.96%	62,123	264	0.87%
Average interest earning assets	920,775	19,289	4.22%	909,137	18,062	4.01%
Cash & due from banks	10,566			10,183
Bank premises	11,980			11,696
Other assets	43,085			31,845
Average total assets	$986,406			$962,861

Interest bearing liabilities:
Interest bearing demand	$272,349	223	0.17%	$270,695	239	0.18%
Savings deposits	92,227	109	0.24%	91,447	114	0.25%
Certificates of deposit	246,137	1,185	0.97%	261,151	1,335	1.03%
Federal Home Loan Bank of San Francisco Borrowings	94,779	712	1.52%	75,000	(176)	(0.47)%
Other borrowings	10,310	96	1.88%	15,465	187	2.44%
Average interest bearing liabilities	$715,802	2,325	0.66%	$713,758	1,699	0.48%
Noninterest bearing demand	148,179			131,736
Other liabilities	17,013			15,174
Shareholders’ equity	105,412			102,193
Average liabilities and shareholders’ equity	$986,406			$962,861
Net interest income and net interest margin		$16,964	3.72%		$16,363	3.63%
Tax equivalent net interest margin (2)			3.85%			3.78%

Interest income on loans includes fee expense of approximately $(122) thousand and $(166) thousand for the six months ended June 30, 2015 and 2014, respectively.

(1)	Average nonaccrual loans of $18.8 million and $27.3 million for the six months ended June 30, 2015 and 2014 are included, respectively.
(2)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $619 thousand and $663 thousand for the six months ended June 30, 2015 and 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and six months ended June 30, 2015 and June 30, 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended June 30, 2015 Over Three Months Ended June 30, 2014
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$1,081	$35	$1,116
Taxable securities	(212)	(99)	(311)
Tax-exempt securities (1)	(82)	32	(50)
Interest bearing due from banks	(64)	(7)	(71)
Total increase (decrease)	723	(39)	684

Increase (decrease) in interest expense:
Interest bearing demand	(2)	(9)	(11)
Savings deposits	1	(3)	(2)
Certificates of deposit	(43)	(36)	(79)
Federal Home Loan Bank of San Francisco borrowings	18	414	432
Other borrowings	(27)	(17)	(44)
Total (decrease) increase	(53)	349	296
Net increase (decrease)	$776	$(388)	$388

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

	Six Months Ended June 30, 2015 Over Six Months Ended June 30, 2014
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$1,941	$(8)	$1,933
Taxable securities	(375)	(108)	(483)
Tax-exempt securities (1)	(193)	63	(130)
Interest bearing due from banks	(172)	35	(137)
Total increase (decrease)	1,201	(18)	1,183

Increase (decrease) in interest expense:
Interest bearing demand	1	(17)	(16)
Savings deposits	1	(6)	(5)
Certificates of deposit	(75)	(75)	(150)
Federal Home Loan Bank of San Francisco borrowings	47	841	888
Other borrowings	(53)	(38)	(91)
Total (decrease) increase	(79)	705	626
Net increase (decrease)	$1,280	$(723)	$557

(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The company made no provision for loan and lease losses during the first six months of 2015 compared to a provision of $1.5 million during six months ended June 30, 2014. See Note 6 - Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2015 was $1.7 million, a decrease of $765 thousand, or 31%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$52	$41	$11	27%	$101	$85	$16	19%
Payroll and benefit processing	130	109	21	19%	278	244	34	14%
Earnings on cash surrender value – life insurance	159	162	(3)	(2)%	324	288	36	13%
Gain (loss) on investment securities, net	61	(39)	100	256%	276	(284)	560	197%
Other	479	1,863	(1,384)	(74)%	756	2,167	(1,411)	(65)%
Total noninterest income	$881	$2,136	$(1,255)	(59)%	$1,735	$2,500	$(765)	(31)%

During the six months ended June 30, 2015, the Company purchased 14 securities with weighted average yields of 2.51%. During the same period the Company sold 33 securities with weighted average yields 2.42%.

During the three months ended June 30, 2014, the Company recognized $1.6 million in hedge gains in other noninterest income related to interest payments associated with previously forecasted FHLB advances.

NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 2015 was $12.7 million, a decrease of $776 thousand or 6% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Noninterest expense:
Salaries & related benefits	$3,575	$3,464	$111	3%	$7,485	$7,144	$341	5%
Premises & equipment	709	678	31	5%	1,443	1,320	123	9%
Write down of other real estate owned	—	—	—	—%	—	290	(290)	(100)%
FDIC insurance premium	178	189	(11)	(6)%	385	380	5	1%
Data processing	251	227	24	11%	493	430	63	15%
Professional service fees	442	304	138	45%	830	534	296	55%
Deferred compensation	71	68	3	4%	142	125	17	14%
Other	896	921	(25)	(3)%	1,937	3,268	(1,331)	(41)%
Total noninterest expense	$6,122	$5,851	$271	5%	$12,715	$13,491	$(776)	(6)%

Salaries and related benefits expense for the three and six months ended June 30, 2015 were $3.6 million and $7.5 million, an increase of $111 thousand or 3% and $341 thousand or 5% compared to the same periods a year ago, respectively. The increase in salaries and related benefits was primarily driven by costs associated the Bank’s supplemental executive retirement plans and the Bank’s various profit sharing and incentive plans.

During the first quarter of 2014 management determined that there was further impairment on commercial property held in OREO and recorded a write down of the carrying value in the amount of $290 thousand. There were no write downs recorded for OREO during the six months ended June 30, 2015. See Note 7 Other Real Estate Owned in the Notes to Consolidated Financial Statements for further discussion.

Professional service fees for the three and six months ended June 30, 2015 were $442 thousand and $830 thousand, an increase of $138 thousand or 45% and $296 thousand or 55% compared to the same periods a year ago, respectively. The increase in professional service fees during the current year is driven by increased use of outside services.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other noninterest expense for the six months ended June 30, 2015 was $1.9 million, a decrease of $1.3 million, compared to the same period a year ago. During the quarter ended March 31, 2014 the Company negotiated the settlement of a note receivable from its former mortgage subsidiary which resulted in a loss of $1.4 million.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects the Company's tax provision and the related effective tax rate for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Provision for income taxes	$964	$819	$1,793	$1,151
Effective tax rate	28.74%	27.07%	29.96%	29.35%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

BALANCE SHEET

As of June 30, 2015, the Company had total consolidated assets of $983.1 million, gross loans of $699.8 million, an ALLL of $11.4 million, deposits outstanding of $760.0 million, and shareholders’ equity of $106.6 million.

As of June 30, 2015, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $25.3 million. The Company also held interest bearing deposits with other financial institutions in the amount of $7.5 million.

Available-for-sale investment securities totaled $160.8 million at June 30, 2015, compared with $187.0 million at December 31, 2014. The Company’s available-for-sale investment portfolio provides the Company a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases. During the first six months of 2015, the Company purchased fourteen securities with a par value of $23.1 million and weighted average yield of 2.51% and sold thirty-three securities with a par value of $35.3 million and weighted average yield of 2.42%. The sales activity resulted in $276 thousand in net realized gains for the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company also received $12.2 million in proceeds from principal payments, calls and maturities within the available-for-sale investment securities portfolio. Average securities balances and weighted average tax equivalent yields for the three months ended June 30, 2015 and 2014 were $197.9 million and 3.47% compared to $235.7 million and 3.53%, respectively. Reductions in the available-for-sale investment portfolio during the six months ended June 30, 2015 were used to fund higher yielding loan assets.

During the current quarter, the Company’s securities transactions were focused on improving credit quality and continuing to shorten the effective duration of the portfolio in anticipation of rising interest rates. Management will continue to actively seek out opportunities to reduce the overall duration of the portfolio and accelerate cash flows, while also improving credit quality and liquidity. This strategy could entail absorbing small losses within the portfolio to meet longer term objectives. At June 30, 2015, the Company’s net unrealized gains on available-for-sale investment securities were $1.5 million compared with $1.3 million and $3.1 million at June 30, 2014 and March 31, 2015, respectively. The decrease in net unrealized gains during the current quarter resulted primarily from decreases in the fair value of the Company’s municipal bond and corporate securities portfolios, as a result of increases in interest rates.

The Company recorded gross loan balances of $699.8 million at June 30, 2015, compared with $660.9 million at December 31, 2014; an increase of $38.9 million. The increase in gross loans compared to the prior year was driven by strong organic loan originations and the purchase of wholesale loan pools. During the six months ended June 30, 2015, the Company purchased $20.4 million and $6.4 million in consumer and commercial real estate investor loan pools, respectively. See Note 16, Purchase of Financial Assets in the Notes to the Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

The Company continues to monitor credit quality, and adjust the ALLL to ensure that the ALLL is maintained at a level that management believes is adequate to cover estimated credit losses in the loan and lease portfolio. The increase in the ALLL during the six months ended June 30, 2015 resulted from net loan loss recoveries of $582 thousand. As a result of net recoveries, and continued improved asset quality, no additional provision for loan and lease losses was deemed necessary during the current year. See table 8 for additional detail of the ALLL. The Company’s ALLL as a percentage of gross loans was 1.63% as of June 30, 2015 compared 1.64% as of December 31, 2014.

At June 30, 2015, given the bank’s ALLL methodology which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, management believes the Company’s ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $4.7 million to $17.0 million, or 2.42% of gross loans, as of June 30, 2015, compared to $21.7 million, or 3.28% of gross loans as of December 31, 2014. Past due loans as of June 30, 2015 decreased to $12.4 million, compared to $18.7 million as of December 31, 2014. The decrease in past due loans occurred primarily in the commercial and 1-4 family residential loan portfolios. Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

The Company’s OREO balance at June 30, 2015 was $1.4 million compared to $502 thousand at December 31, 2014. During the second quarter of 2015, the addition of one nonfarm nonresidential property, one 1-4 family residential property and one undeveloped commercial property were partially offset by the sale of five nonfarm nonresidential properties and two 1-4 family residential properties. See Note 7, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio.

Premises and equipment totaled $11.3 million at June 30, 2015 a decrease of $953 thousand compared to $12.3 million at December 31, 2015. Bank-owned life insurance increased $324 thousand during the six months ended June 30, 2015 to $22.2 million compared to $21.8 million at December 31, 2014. The Company’s net deferred tax assets were $10.6 million at June 30, 2015 compared to $10.2 million at December 31, 2014. Other assets which include the bank’s investment in low income housing tax credits and investment in Federal Home Loan Bank of San Francisco stock totaled $18.5 million at June 30, 2015 compared to $19.9 at December 31, 2014.

Total deposits as of June 30, 2015 were $760.0 million compared to $789.0 million at December 31, 2014, a decrease of $29.0 million. During the first six months of 2015, cyclical decreases in interest bearing and noninterest bearing demand and certificate of deposit accounts were partially offset by increases in savings accounts. Management anticipates core deposit growth throughout the remainder of the year and desires to continue to reduce reliance on certificates of deposit as a funding source.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank of San Francisco borrowings increased of $15.0 million to $90.0 million at June 30, 2015 compared to $75.0 million at December 31, 2014. Junior subordinated debentures were $10.3 million for both June 30, 2015 and December 31, 2014. Other liabilities which include the Bank’s supplemental executive retirement plan, derivative instruments, and funding obligation for investments in qualified affordable housing projects decreased $3.1 million to $16.2 million as of June 30, 2015 compared to $19.2 million at December 31, 2014.

The Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced and completed in the second quarter of 2014. As such, the weighted average number of dilutive common shares outstanding for the six months ended June 30, 2015 decreased by 352,945 shares compared to the same period a year ago.

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

Available-for-sale investment securities totaled $160.8 million at June 30, 2015, compared $187.0 million at December 31, 2014, respectively. During the first two quarters of 2015, reductions in the available-for-sale investment portfolio were used to fund higher yielding loan assets.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for the bank’s local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $36.7 million at June 30, 2015, compared with $36.8 million at December 31, 2014. There were no held-to-maturity securities purchased during the six months ended June 30, 2015.

The following table presents the investment securities portfolio by classification and major type as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(Amounts in thousands)	2015	2014
Available-for-sale securities: (1)
U.S. government & agencies	$5,314	$6,393
Obligations of state and political subdivisions	51,324	54,363
Residential mortgage backed securities and collateralized mortgage obligations	37,776	47,015
Corporate securities	33,501	37,734
Commercial mortgage backed securities	9,467	10,389
Other asset backed securities	23,381	31,092
Total	$160,763	$186,986
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$36,655	$36,806
(1) Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at June 30, 2015:

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$5,229	3.02%	$—	—%	$—	—%	$5,229	3.02%
Obligations of state and political subdivisions	—	—%	6,226	2.65%	16,927	3.17%	26,730	2.95%	49,883	2.99%
Mortgage backed securities and collateralized mortgage obligations	1,667	4.13%	29,268	2.45%	5,671	4.45%	1,139	3.99%	37,745	2.87%
Corporate securities	2,022	0.25%	16,812	2.58%	11,910	2.44%	2,636	2.00%	33,380	2.34%
Commercial mortgage backed securities	—	—%	—	—%	—	—%	9,558	2.81%	9,558	2.81%
Other asset backed securities	—	—%	—	—%	550	2.11%	22,898	2.77%	23,448	2.76%
Total	$3,689	2.00%	$57,535	2.56%	$35,058	3.11%	$62,961	2.84%	$159,243	2.78%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$1,494	2.39%	$16,065	3.02%	$19,096	3.10%	$36,655	3.04%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

LOANS AND PORTFOLIO CONCENTRATIONS

Loans and Portfolio Concentration

We concentrate our portfolio lending activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s business cash flows or cash flows from real estate investments.

The Company recorded gross loan balances of $699.8 million at June 30, 2015, compared with $660.9 million at December 31, 2014; an increase of $38.9 million. The increase in gross loans compared to the prior year was driven by strong organic loan originations and the purchase of wholesale loan pools. See Note 16, Purchase of Financial Assets in the Notes to the Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30,	% of Gross	December 31,	% of Gross
(Amounts in thousands)	2015	Loans	2014	Loans
Commercial	$143,088	20%	$150,253	23%
Real estate – construction loans	27,858	4	30,099	5
Real estate – commercial (investor)	237,375	34	215,114	32
Real estate – commercial (owner occupied)	136,981	20	119,093	18
Real estate – ITIN loans	51,249	7	52,830	8
Real estate – mortgage	12,209	2	13,156	2
Real estate – equity lines	46,463	7	44,981	7
Consumer	44,482	6	35,210	5
Other	69	—	162	—
Gross loans	699,774	100%	660,898	100%
Deferred loan fees, net	403		157
Loans, net of deferred fees and costs	700,177		661,055
Allowance for loan and lease losses	(11,402)		(10,820)
Net loans	$688,775		$650,235

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of June 30, 2015, which, based on remaining scheduled repayments of principal, were due within the periods indicated:

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$56,193	$52,911	$33,984	$143,088
Real estate - construction loans	12,928	8,705	6,225	27,858
Real estate - commercial (investor)	14,509	39,771	183,095	237,375
Real estate - commercial (owner occupied)	4,591	23,793	108,597	136,981
Real estate - ITIN loans	—	—	51,249	51,249
Real estate - mortgage	872	992	10,345	12,209
Real estate - equity lines	3,338	2,892	40,233	46,463
Consumer	38,930	952	4,600	44,482
Other	69	—	—	69
Gross loans	$131,430	$130,016	$438,328	$699,774
Loans due after one year with:
Fixed rates		$56,082	$116,660	$172,742
Variable rates		73,934	321,668	395,602
Total		$130,016	$438,328	$568,344

Loans with unique credit characteristics

In April of 2009, the Company completed a loan ‘swap’ transaction which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through a third party. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchased Loans

The loan portfolio includes purchased loan pools, purchased participations and loans originated by the Company. Additional information regarding the individual purchased loan pools can be found in the Note 16 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

The following table presents the recorded investment in purchased loans at June 30, 2015 and December 31, 2014.

(Amounts in thousands)	June 30, 2015		December 31, 2014
Loan Pool	Balance	% of Gross Loans	Balance	% of Gross Loans
ITIN	$51,249	7%	$52,830	8%
Service Finance	37,336	5	26,216	4
SBA 504	16,674	2	18,100	3
Commercial participations	19,417	3	15,891	2
Arrow	8,261	1	9,137	1
Solar	4,217	1	5,948	1
Total purchased loans	$137,154	19%	$128,122	19%

ASSET QUALITY

Nonperforming Assets

The Company’s loan portfolio is heavily concentrated in real estate, and a significant portion of our borrowers’ ability to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such, the Company’s dependence on real estate secured loans could increase the risk of loss in the loan portfolio of the Company in a market of declining real estate values. Furthermore, declining real estate values negatively impact holdings of OREO.

We manage asset quality and mitigate credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan portfolio, prevailing economic conditions and other factors.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor the Bank’s Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest, we will analyze the price and review market conditions to assess the pricing level that would enable us to sell the property. In addition, we obtain updated appraisals on OREO property every six to twelve months. Increases in valuation adjustments recorded in a period are primarily based on (1) updated appraisals received during the period, or (2) management’s authorization to reduce the selling price of the property during the period. Unless a current appraisal is available, an appraisal will be ordered prior to a loan migrating to OREO. At the time of foreclosure, OREO is recorded at fair value less costs to sell (“cost”), which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs.

The following table summarizes our nonperforming assets as of June 30, 2015 and December 31, 2014:

(Amounts in thousands)	June 30,	December 31,
Nonperforming Assets	2015	2014
Commercial	$3,170	$5,112
Real estate mortgage:
ITIN 1-4 family loan pool	4,375	4,647
1-4 family, closed end 1st lien	1,693	2,135
1-4 family revolving	24	24
Total real estate mortgage	6,092	6,806
Commercial real estate	7,611	9,696
Consumer	34	35
Total nonaccrual loans	16,907	21,649
90 days past due and still accruing	54	23
Total nonperforming loans	16,961	21,672
Other real estate owned	1,405	502
Total nonperforming assets	$18,366	$22,174
Nonperforming loans to loans, net of deferred fees and costs	2.42%	3.28%
Nonperforming assets to total assets	1.87%	2.22%

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

Loans are reported as troubled debt restructurings when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2015, the Company had $19.9 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of June 30, 2015, the Company had 121 restructured loans that qualified as troubled debt restructurings, of which 103 loans were performing according to their restructured terms. Troubled debt restructurings represented 2.85% of gross loans as of June 30, 2015, compared with 3.55% at December 31, 2014.

At June 30, 2015 and December 31, 2014, impaired loans of $7.6 million and $9.2 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of June 30, 2015.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of June 30, 2015 and December 31, 2014:

(Amounts in thousands)	June 30,	December 31,
Troubled Debt Restructurings	2015	2014
Accruing troubled debt restructurings:
Commercial	$10	$1,485
Commercial real estate:
Other	1,681	1,698
Residential:
1-4 family	5,303	5,462
Home equities	569	579
Total accruing troubled debt restructurings	$7,563	$9,224
Nonaccruing troubled debt restructurings:
Commercial	$1,650	$2,136
Commercial real estate:
Other	7,610	9,397
Residential:
1-4 family	3,060	2,662
Consumer	34	35
Total nonaccruing troubled debt restructurings	$12,354	$14,230
Total troubled debt restructurings:
Commercial	$1,660	$3,621
Commercial real estate:
Other	9,291	11,095
Residential:
1-4 family	8,363	8,124
Home equities	569	579
Consumer	34	35
Total troubled debt restructurings	$19,917	$23,454
Percentage of gross loans	2.85%	3.55%

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at June 30, 2015 increased $582 thousand to $11.4 million compared to $10.8 million at December 31, 2014. The Company recorded net recoveries of $582 thousand for the six months ended June 30, 2015 compared to net charge offs of $6.5 million for the year ended December 31, 2014. During the first six months of 2015 net loan loss recoveries combined with continuing improved asset quality resulted in no additional provision for loan and lease losses.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the activity in the ALLL reserves at June 30, 2015, December 31, 2014 and June 30, 2014

	June 30,	December 31,	June 30,
(Amounts in thousands)	2015	2014	2014
Beginning balance ALLL	$10,820	$14,172	$14,172
Provision for loan and lease loss charged to expense	—	3,175	1,450
Loans charged off	(890)	(7,319)	(6,359)
Loan and lease loss recoveries	1,472	792	619
Ending balance ALLL	$11,402	$10,820	$9,882

Nonaccrual loans at period end:
Commercial	$3,170	$5,112	$4,375
Commercial real estate	7,611	9,696	15,598
Residential real estate	6,068	6,782	6,939
Home equity	24	24	479
Consumer	34	35	87
Total nonaccrual loans	16,907	21,649	27,478
Accruing troubled-debt restructured loans:
Commercial	10	1,485	13
Commercial real estate	1,681	1,698	1,716
Residential real estate	5,303	5,462	5,074
Home equity	569	579	589
Total accruing restructured loans	7,563	9,224	7,392

All other accruing impaired loans	530	535	585
Total impaired loans	$25,000	$31,408	$35,455

Gross loans outstanding at period end	$699,774	$660,898	$619,418

Ratio of ALLL to loans, net of deferred fees and costs	1.63%	1.64%	1.59%
Nonaccrual loans to loans, net of deferred fees and costs	2.41%	3.28%	4.43%

As of June 30, 2015, impaired loans totaled $25.0 million, of which $16.9 million were in nonaccrual status. Of the total impaired loans, $9.7 million or 120 were ITIN loans with an average balance of approximately $81 thousand. The remaining impaired loans consist of twelve commercial loans, seven commercial real estate loans, seven residential mortgages, twelve home equity loans and one consumer loan.

At June 30, 2015, impaired loans had a corresponding valuation allowance of $1.3 million. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans. At December 31, 2014, the total recorded investment in impaired loans was $31.4 million, with a corresponding valuation allowance of $1.6 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Amounts in thousands)	Amount	% Loan Category	Amount	% Loan Category
ALLL at end of period applicable to:
Commercial	$3,389	30%	$3,503	33%
Commercial real estate:
Construction	359	3	388	4
Other	5,088	45	4,487	41
Residential:
1-4 family	798	7	986	9
Home equities	682	6	684	6
Consumer	583	5	450	4
Unallocated	503	4	322	3
Total ALLL	$11,402	100%	$10,820	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of June 30, 2015, the unallocated allowance amount represented 4% of the ALLL, compared to 3% at December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

Deposits

Total deposits as of June 30, 2015 were $760.0 million compared to $789.0 million at December 31, 2014, a decrease of $29.0 million. During the first six months of 2015, decreases in interest bearing demand, noninterest bearing demand and certificates of deposit accounts were partially offset by increases in savings accounts.

The following table presents the deposit balances by major category as of June 30, 2015, and December 31, 2014:

	June 30, 2015		December 31, 2014
(Amounts in thousands)	Amount	Percentage	Amount	Percentage
Noninterest bearing demand	$151,640	20%	$157,557	20%
Interest bearing demand	276,103	36	298,160	38
Savings	93,500	12	88,569	11
Time, $100,000 or greater	202,238	27	204,103	26
Time, less than $100,000	36,558	5	40,646	5
Total	$760,039	100%	$789,035	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our year to date average daily balances and their respective rate as of June 30, 2015, and December 31, 2014.

	June 30, 2015		December 31, 2014
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest bearing demand	$140,440	0.16%	$138,547	0.16%
Money market accounts	131,909	0.17%	133,836	0.19%
Savings	92,227	0.24%	91,108	0.25%
Certificates of deposit	246,137	0.97%	259,445	1.01%
Interest bearing deposits	610,713	0.50%	622,936	0.53%
Noninterest bearing demand	148,179		139,792
Average total deposits	$758,892		$762,728

Federal Home Loan Bank of San Francisco borrowings	$94,779	1.52%	$77,534	0.54%
Junior subordinated debentures	10,310	1.88%	15,239	2.38%
Average total borrowings	$105,089	1.55%	$92,773	0.85%

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of June 30, 2015:

June 30,
(Amounts in thousands)	2015
Maturing in:
Three months or less	$43,794
Three through six months	22,344
Six through twelve months	26,963
Over twelve months	109,137
Total	$202,238

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

In accordance with regulatory Call Report instructions, the Bank has filed quarterly Call Reports which listed brokered deposits of $76.1 million, and $97.9 million at June 30, 2015 and December 31, 2014, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $58.6 million and $90.3 million, respectively which management does not consider to be brokered.

BORROWINGS

At June 30, 2015, the Bank had term debt outstanding with a carrying value of $90.0 million compared to $75.0 million at December 31, 2014. Advances from the Federal Home Loan Bank of San Francisco amounted to 100% of the total term debt and are secured by commercial real estate, and residential mortgage loans. At June 30, 2015, the Company had one variable rate advance for $75.0 million at 0.29% and two fixed rate advances, one for $5.0 million at 0.25% and one for $10.0 million at 0.29%. All of the Federal Home Loan Bank of San Francisco advances mature in three months or less.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Junior Subordinate Debentures

Bank of Commerce Holdings Trust

During March 2003, the Holding Company participated in a private $5.0 placement of fixed rate trust preferred securities (the “Trust Preferred Securities”) through a newly formed wholly-owned Delaware trust affiliate, Bank of Commerce Holdings Trust (the “Trust”). The Trust simultaneously issued $155 thousand common securities to the Holding Company. The Trust Preferred Securities paid distributions on a quarterly basis at three month LIBOR plus 3.30%. The rate increase was capped at 2.75% annually and the lifetime cap was 12.5%. The final maturity on the Trust Preferred Securities was April 7, 2033, and the covenants allowed for redemption after five years on the quarterly payment date.

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

During December 2014, the Company paid $4.6 million in complete satisfaction of the Notes. Simultaneously the Trust redeemed the Trust Preferred Securities by distributing $4.6 million to the institutional investor. The transaction resulted in a gain of $406 thousand and a $155 thousand reduction of the Holding Company’s common stock investment in the Trust.

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement to of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 1.58%. The effective interest rate at June 30, 2015 was 1.85%. The final maturity on the Trust Preferred Securities is September 15, 2035, and the covenants allow for redemption at the Holding Company’s option during any quarter until maturity.

The proceeds from the sale of the Trust Preferred Securities were used by the Trust II to purchase from the Holding Company the aggregate principal amount of $10.3 million of the Holding Company’s junior subordinate debentures (the "Notes"). The net proceeds to the Holding Company from the sale of the Notes to the Trust II were partially distributed to the Bank for general corporate purposes, including funding the growth of the Bank’s various financial services. The proceeds from the Notes qualify as Tier 1 capital under Federal Reserve Board guidelines.

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. The bank may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the bank. Public deposits represent 3% of total deposits at June 30, 2015 and December 31, 2014. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, or issue brokered certificates of deposit.

The Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $193.9 million as of June 30, 2015; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $28.4 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at June 30, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2015, the Bank is required to obtain regulatory approval from the California Department of Business Oversight for payment of a dividend or other distribution to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $10.3 million (issued amount) of outstanding junior subordinated debentures. The Bank received approval from the California Department of Business Oversight and paid $1.3 million in dividends to the Holding Company during the six months ended June 30, 2015. As of June 30, 2015, the Holding Company did not have any other borrowing arrangements of its own.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of 3.3 million was provided by operating activities for the six months ended June 30, 2015. The material differences between cash provided by operating activities and net income consisted of non-cash items including: $947 thousand of net amortization of investment premiums and accretion of discounts, and $743 thousand in provision for depreciation and amortization.

Net cash of $14.2 million used for investing activities consisted principally of $27.2 million in purchase of loan pools and $14.2 million in net loan originations partially offset by $12.2 million in net proceeds from purchase and sales of available-for-sale investment securities and $12.2 million in proceeds from maturities and payments from available-for-sale investment securities.

Net cash of $14.8 million used for financing activities consisted principally of a $23.0 million decrease in demand deposit and savings accounts and a $6.0 million decrease in certificate of deposit accounts partially offset by $15.0 million in net advances on term debt.

CAPITAL RESOURCES

We use capital to fund organic growth, pay dividends and repurchase our shares. The objective of effective capital management is to produce above market long term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. Our potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt, senior debt or trust notes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of June 30, 2015.

As of June 30, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Holding Company and the Bank’s capital amounts and ratios as of June 30, 2015, are presented in the following table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$87,003	9.96%	n/a	4.50%
Tier 1 capital ratio	$116,485	13.33%	n/a	6.00%
Total capital ratio	$127,424	14.58%	n/a	8.00%
Tier 1 leverage ratio	$116,485	11.76%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$115,939	13.27%	6.50%	4.50%
Tier 1 capital ratio	$115,939	13.27%	8.00%	6.00%
Total capital ratio	$126,878	14.52%	10.00%	8.00%
Tier 1 leverage ratio	$115,939	11.75%	5.00%	4.00%

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The final rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 and to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The final rules also provide for a number of adjustments to and deductions from the new CET1, as well as changes to the calculation of risk-weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banks with $250 billion or less in total assets, may make a one-time permanent election to continue to exclude these items. The Company and Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of June 30, 2015 amounts in these categories did not exceed the regulatory limits.

Based on management’s review and analysis of Basel III, management believes that the Holding Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules.

Total shareholders’ equity at June 30, 2015 was $106.6 million, compared to shareholder’s equity of $103.6 million reported at December 31, 2014. During the six months ended June 30, 2015, the increase in shareholders’ equity was due to net income from operations and the exercise of stock options.

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

If the Series B Preferred Stock remains outstanding beyond December 2015, the dividend rate will be 5% for the first quarter of 2016 and then fixed at 9%. This increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares. Management is currently evaluating options to redeem the shares.

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

Periodically, the Board of Directors authorizes the Holding Company to repurchase shares. Share repurchase plans are published in press releases and SEC 8-K filings. Typically we do not give any further public notice before repurchasing shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, market conditions and legal considerations. These factors can change at any time and there can be no assurance as to the number of shares repurchased or the timing of the repurchases. Our policy has been to repurchase shares under the safe harbor conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases.

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

During the six months ended June 30, 2015 and 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2015 and 2014.

Cash Dividends and Payout Ratios per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
Dividend payout ratio	17%	19%	20%	30%

OFF-BALANCE SHEET ARRANGEMENTS

Information regarding Off-Balance Sheet Arrangements is included in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

CONCENTRATION OF CREDIT RISK

Information regarding Concentration of Credit Risk is included in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements incorporated in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk as of June 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of June 30, 2015, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first six months of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: August 7, 2015	/s/ James A Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)