Form 10-Q
period 2015-09-30
Bank of Commerce Holdings
filed 2015-11-06
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

Outstanding shares of Common Stock, no par value, as of October 22, 2015: 13,373,890

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

September 30, 2015 and December 31, 2014

	September 30,	December 31,
(Amounts in thousands, except share information)	2015	2014
Assets:
Cash and due from banks	$8,564	$9,571
Interest-bearing deposits in other banks	16,745	48,851
Total cash and cash equivalents	25,309	58,422

Securities available-for-sale, at fair value	157,309	186,986
Securities held-to-maturity, at amortized cost	36,093	36,806

Loans, net of deferred fees and costs	719,251	661,055
Allowance for loan and lease losses	(10,891)	(10,820)
Net loans	708,360	650,235

Premises and equipment, net	11,112	12,295
Other real estate owned	1,525	502
Life insurance	22,326	21,844
Deferred tax asset	10,638	10,231
Other assets	18,057	19,871
Total assets	$990,729	$997,192

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$162,437	$157,557
Demand - interest bearing	295,209	298,160
Savings deposits	93,367	88,569
Certificates of deposit	228,492	244,749
Total deposits	779,505	789,035

Federal Home Loan Bank of San Francisco borrowings	75,000	75,000
Junior subordinated debentures	10,310	10,310
Other liabilities	17,239	19,245
Total liabilities	882,054	893,590

Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized: Series B (liquidation preference $1,000 per share) issued and outstanding: 20,000 as of September 30, 2015 and December 31, 2014	19,931	19,931
Common stock, no par value, 50,000,000 shares authorized: 30,467,270 issued; 13,373,890 outstanding as of September 30, 2015 and 13,297,777 outstanding as of December 31, 2014	24,180	23,891
Retained earnings	65,232	59,867
Accumulated other comprehensive loss	(668)	(87)
Total shareholders' equity	108,675	103,602
Total liabilities and shareholders' equity	$990,729	$997,192

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share information)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$8,357	$7,350	$24,572	$21,632
Interest on taxable securities	743	1,001	2,489	3,230
Interest on tax-exempt securities	592	629	1,793	1,916
Interest on interest-bearing deposits in other banks	40	122	167	386
Total interest income	9,732	9,102	29,021	27,164
Interest expense:
Interest on demand deposits	116	123	339	362
Interest on savings deposits	53	59	162	173
Interest on certificates of deposit	586	650	1,771	1,985
Interest on Federal Home Loan Bank of San Francisco borrowings	475	228	1,187	52
Interest on junior subordinated debentures	47	94	143	281
Total interest expense	1,277	1,154	3,602	2,853
Net interest income	8,455	7,948	25,419	24,311
Provision for loan and lease losses	—	1,050	—	2,500
Net interest income after provision for loan and lease losses	8,455	6,898	25,419	21,811
Noninterest income:
Service charges on deposit accounts	52	50	153	135
Fees on payroll and benefit processing	138	127	416	371
Earnings on cash surrender value - life insurance	158	171	482	459
Gain (loss) on investment securities, net	137	32	413	(252)
Other income	323	291	1,079	2,458
Total noninterest income	808	671	2,543	3,171
Noninterest expense:
Salaries and related benefits	3,208	3,520	10,693	10,664
Premises and equipment	714	749	2,157	2,069
Write-down of other real estate owned	—	—	—	290
Federal Deposit Insurance Corporation insurance premium	159	204	544	584
Data processing fees	243	226	736	656
Professional service fees	337	283	1,167	817
Other expenses	913	789	2,992	4,182
Total noninterest expense	5,574	5,771	18,289	19,262
Income before provision for income taxes	3,689	1,798	9,673	5,720
Provision for income taxes	1,164	525	2,957	1,676
Net income	$2,525	$1,273	$6,716	$4,044
Less: Preferred stock dividends	50	50	150	150
Income available to common shareholders	$2,475	$1,223	$6,566	$3,894

Earnings per share - basic	$0.18	$0.09	$0.49	$0.29
Weighted average shares - basic	13,340	13,294	13,327	13,536
Earnings per share - diluted	$0.18	$0.09	$0.49	$0.29
Weighted average shares - diluted	13,377	13,339	13,358	13,582

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$2,525	$1,273	$6,716	$4,044

Available-for-sale securities:
Change in unrealized gains (losses)	253	528	(544)	5,253
Income tax (expense) benefit	(104)	(217)	224	(2,162)

Change in unrealized gains (losses), net of tax	149	311	(320)	3,091

Reclassification adjustment for realized (gains) loss included in net income	(137)	(32)	(413)	252
Income tax expense (benefit)	54	11	170	(106)
Realized (gains) losses, net of tax	(83)	(21)	(243)	146
Net change in unrealized gains (losses) on available-for-sale securities	66	290	(563)	3,237

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(37)	(37)	(116)	(116)
Income tax benefit	14	14	47	47
Net change in fair value adjustment on securities held-to-maturity	(23)	(23)	(69)	(69)

Derivatives:
Change in unrealized (losses) gain	(457)	296	(917)	(233)
Income tax benefit (expense)	188	(122)	377	96
Change in unrealized (losses) gain, net of tax	(269)	174	(540)	(137)

Reclassification adjustment for loss (gain) on derivatives included in net income	418	(22)	1,005	(1,900)
Income tax (benefit) expense	(177)	10	(414)	783
Reclassification adjustment for net loss (gain) realized in earnings, net of tax	241	(12)	591	(1,117)
Net change in unrealized (losses) gains on derivatives	(28)	162	51	(1,254)
Other comprehensive income (loss)	15	429	(581)	1,914
Comprehensive income – Bank of Commerce Holdings	$2,540	$1,702	$6,135	$5,958

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the twelve months ended December 31, 2014 and nine months ended September 30, 2015 (Unaudited)

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Loss
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net Income	—	—	—	5,727	—	5,727
Other comprehensive income, net of tax	—	—	—	—	2,305	2,305
Comprehensive income	—	—	—	—	—	8,032
Dividend on preferred stock	—	—	—	(200)	—	(200)
Repurchase of common stock	—	(700)	(4,562)	—	—	(4,562)
Dividend on common stock ($0.12 per share)	—	—	—	(1,604)	—	(1,604)
Common stock issued under employee plans and related tax benefit	—	14	66	—	—	66
Stock options exercised	—	3	23	—	—	23
Compensation expense associated with stock options	—	—	60	—	—	60
Restricted stock granted (unvested)	—	3	—	—	—	—
Balance at December 31, 2014	$19,931	13,297	$23,891	$59,867	$(87)	$103,602

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Loss
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	6,716	—	6,716
Other comprehensive loss, net of tax	—	—	—	—	(581)	(581)
Comprehensive income	—	—	—	—	—	6,135
Dividend on preferred stock	—	—	—	(150)	—	(150)
Dividend on common stock ($0.09 per share)	—	—	—	(1,201)	—	(1,201)
Common stock issued under employee plans and related tax benefit	—	9	36	—	—	36
Stock options exercised	—	37	152	—	—	152
Compensation expense associated with stock options	—	—	33	—	—	33
Compensation expense associated with restricted stock	—	—	68	—	—	68
Restricted stock granted (unvested)	—	34	—	—	—	—
Balance at September 30, 2015	$19,931	13,374	$24,180	$65,232	$(668)	$108,675

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and September 30, 2014

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2015	2014
Cash flows from operating activities:
Net income	$6,716	$4,044
Adjustments to reconcile net income to net cash provided by operating-activities:
Provision for loan and lease losses	—	2,500
Provision for depreciation and amortization	1,126	962
Compensation expense associated with stock options	33	43
Compensation expense associated with restricted stock	68	—
Net (gain) loss on sale of securities available-for-sale	(413)	252
Amortization of investment premiums and accretion of discounts, net	1,424	1,199
Amortization of held-to-maturity fair value adjustment	(116)	(116)
(Gain) loss on sale of fixed assets	(4)	4
Write-down of fixed assets	238	—
Write-down of other real estate owned	—	290
Loss on sale of other real estate owned	4	11
Increase in cash surrender value of life insurance	(482)	(459)
Increase in deferred compensation and salary continuation plans	28	275
(Increase) decrease in deferred loan fees and costs	(561)	119
Decrease (increase) in other assets	669	(511)
(Decrease) increase in other liabilities	(1,165)	1,177
Net cash provided by operating activities	7,565	9,790

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	18,328	13,608
Proceeds from sale of available-for-sale securities	61,255	81,820
Purchases of available-for-sale securities	(52,015)	(64,247)
Proceeds from maturities and payments of held-to-maturity securities	849	186
Purchases of held-to-maturity securities	—	(244)
Investment in qualified affordable housing projects	(863)	(1,764)
Net redemption of Federal Home Loan Bank of San Francisco stock	1,263	(1,902)
Loan originations, net of principal repayments	(51,452)	(17,745)
Purchase of loan pools	(34,770)	(49,250)
Repayments on loan pools	24,937	8,586
Purchase of life insurance	—	(5,000)
Purchase of premises and equipment	(347)	(2,583)
Proceeds from the sale of other real estate owned	2,864	656
Proceeds from settlement of note to former mortgage subsidiary	—	686
Net cash used by investing activities	(29,951)	(37,193)

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2015	2014
Cash flows from financing activities:
Net increase in demand deposits and savings deposits	$6,727	$10,765
Net (decrease) increase in certificates of deposit	(16,257)	10,462
Advances on term debt	240,000	75,000
Repayment of term debt	(240,000)	(75,000)
Proceeds from stock options exercised	152	23
Repurchase of common stock	—	(4,562)
Cash dividends paid on preferred stock	(150)	(150)
Cash dividends paid on common stock	(1,199)	(1,227)
Net cash (used) provided by financing activities	(10,727)	15,311
Net decrease in cash and cash equivalents	(33,113)	(12,092)
Cash and cash equivalents at beginning of year	58,422	58,515
Cash and cash equivalents at end of period	$25,309	$46,423

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

For the nine months ended September 30, 2015 and September 30, 2014

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2015	2014
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$3,650	$—
Interest	$3,342	$2,931
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$3,721	$437
Transfer of fixed asset to other real estate owned	$170	$—

Change in unrealized gain on investment securities available-for-sale	$(957)	$5,505
Change in net deferred tax asset related to change in unrealized gain on investment securities available-for-sale	394	(2,268)
Change in accumulated other comprehensive income due to change in unrealized gain on investment securities available-for-sale	$(563)	$3,237

Accretion of held-to-maturity from other comprehensive income to interest income	$(116)	$(116)
Change in deferred tax related to accretion of held-to-maturity investment securities	47	47
Change in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(69)	$(69)

Change in unrealized (loss) on derivatives	$(917)	$(233)
Change in net deferred tax asset related to change in unrealized loss on derivatives	377	96
Change in accumulated other comprehensive income due to change in unrealized loss on derivatives	$(540)	$(137)

Reclassification of expense (earnings) from loss (gains) on derivatives	$1,005	$(1,900)
Change in net deferred tax asset related to reclassification of (loss) earnings from gains on derivatives	(414)	783
Change in accumulated other comprehensive income due to reclassification of expense (earnings) from loss (gain) on derivatives	$591	$(1,117)
Supplemental disclosures of non cash financing activities:
Stock issued under employee plans	$36	$66
Cash dividend declared on common shares and payable after period-end	$400	$399
Cash dividend declared on preferred shares and payable after period-end	$50	$50

See accompanying notes to consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bank of Commerce Holdings (“Company,” “Holding Company,” “we,” or “us”), is a bank holding company (“BHC”) with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The balance sheet as of September 30, 2015 and December 31, 2014, which has been derived from the unaudited interim consolidated financial statements and audited consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included and the disclosures made are adequate to make the information not misleading.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such consolidated financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses (“ALLL”), the valuation of Other Real Estate Owned (“OREO”), and fair value measurements. Certain amounts for prior periods have been reclassified to conform to the current financial statement presentation. The results of reclassifications are not considered material and have no effect on previously reported net income. Subsequent to the issuance of the Company’s 2014 Annual Report on Form 10-K, the Company identified an error in the “pass” and “watch” classifications disclosed in the internal risk ratings table. Loans previously reported in the “watch” classification that are subject to enhanced monitoring but did not meet the regulatory definition of “watch” should have been reported in the “pass” classification. The revision reclassifies loans from the “watch” classification to the “pass” classification. There is no effect on the 2014 Consolidated Balance Sheets or 2014 Consolidated Statements of Operations. There is also no impact on the Company’s criticized or classified assets. See Note 6 - Loans in the Notes to Consolidated Financial Statements for further discussion. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Bank of Commerce Holdings 2014 Annual Report on Form 10-K. The consolidated results of operations and cash flows for the 2015 interim periods shown in this report are not necessarily indicative of the results for any future interim period or the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2015 and December 31, 2014, the Company had one wholly-owned trust (“Trust”) formed in 2005 to issue trust preferred securities and related common securities. The Company has not consolidated the accounts of the Trust in its Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). As a result, the junior subordinated debentures issued by the Company to the Trust are reflected on the Company’s Consolidated Balance Sheets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

The table below presents the details of the closing transaction.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period excluding unvested restricted stock awards. Holders of unvested restricted stock awards do not receive dividend or voting rights and do not share in undistributed earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that subsequently shared in the earnings of the Company.

The following is a computation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands, except per share information)	September 30,		September 30,
Earnings Per Share	2015	2014	2015	2014
Numerators:
Net income	$2,525	$1,273	$6,716	$4,044
Less:
Preferred cash dividends	50	50	150	150
Net income available to common shareholders	$2,475	$1,223	$6,566	$3,894
Denominators:
Weighted average number of common shares outstanding - basic	13,340	13,294	13,327	13,536
Effect of potentially dilutive common shares (1)	37	45	31	46
Weighted average number of common shares outstanding - diluted	13,377	13,339	13,358	13,582
Earnings per common share:
Basic	$0.18	$0.09	$0.49	$0.29
Diluted	$0.18	$0.09	$0.49	$0.29
Anti-dilutive options not included in earnings per share calculation	120,700	103,411	149,346	110,575

(1) Represents assumed exercise of dilutive options and dilutive restricted stock

On March 20, 2014, the Company announced that its Board of Directors authorized the purchase of up to 700,000 or 5% of its outstanding shares over a 12 month period. The stock repurchase plan authorized the Company to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. Pursuant to the plan, the Company repurchased 700,000 common shares during the six months ended June 30, 2014.

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

Transfers of securities from available-for-sale to held-to-maturity are accounted for at fair value as of the date of the transfer. The difference between the fair value and the amortized cost at the date of transfer is considered a premium or discount and is accounted for accordingly. Any unrealized gain or loss at the date of the transfer is reported in other accumulated comprehensive income (loss), and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security. The Company did not have any transfers in or out of the various securities classifications for the nine months ended September 30, 2015 and twelve months ended December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities as of September 30, 2015, and December 31, 2014.

	As of September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,931	$67	$—	$3,998
Obligations of state and political subdivisions	55,778	1,740	(65)	57,453
Residential mortgage backed securities and collateralized mortgage obligations	34,091	215	(248)	34,058
Corporate securities	36,531	282	(253)	36,560
Commercial mortgage backed securities	9,358	10	(102)	9,266
Other asset backed securities	15,994	91	(111)	15,974
Total	$155,683	$2,405	$(779)	$157,309
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,093	$693	$(492)	$36,294

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Cost	Gain	Loss	Fair Value
Available-for-sale securities:
U.S. government & agencies	$6,351	$58	$(16)	$6,393
Obligations of state and political subdivisions	52,629	1,788	(54)	54,363
Residential mortgage backed securities and collateralized mortgage obligations	46,727	457	(169)	47,015
Corporate securities	37,392	475	(133)	37,734
Commercial mortgage backed securities	10,402	60	(73)	10,389
Other asset backed securities	30,896	393	(197)	31,092
Total	$184,397	$3,231	$(642)	$186,986
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,806	$712	$(400)	$37,118

The following table presents the maturities of investment securities at September 30, 2015.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$7,237	$7,258	$—	$—
One year through five years	51,370	51,602	1,504	1,540
Five years through ten years	50,613	51,544	16,619	16,874
After ten years	46,463	46,905	17,970	17,880
Total	$155,683	$157,309	$36,093	$36,294

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of September 30, 2015.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$19,083	$9,923	$29,006
Federal Home Loan Bank of San Francisco borrowings	—	16,629	16,629
Interest rate swap contracts	3,136	1,361	4,497
Total	$22,219	$27,913	$50,132

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Proceeds from sales of securities	$25,340	$13,036	$61,255	$81,820

Gross realized gains on sales of securities:
Obligations of state and political subdivisions	$16	$44	$86	$215
Residential mortgage backed securities and collateralized mortgage obligations	49	7	111	75
Corporate securities	52	82	134	309
Commercial mortgage backed securities	10	—	14	5
Other asset backed securities	50	10	142	73
Total gross realized gains on sales of securities	177	143	487	677
Gross realized losses on sales of securities:
U.S. government & agencies	(4)	—	(5)	(114)
Obligations of state and political subdivisions	(4)	(50)	(4)	(209)
Residential mortgage backed securities and collateralized mortgage obligations	(2)	(61)	(12)	(543)
Corporate securities	—	—	—	(8)
Commercial mortgage backed securities	—	—	—	(33)
Other asset backed securities	(30)	—	(53)	(22)
Total gross realized losses on sales of securities	(40)	(111)	(74)	(929)
Gain (loss) on investment securities, net	$137	$32	$413	$(252)

Investment securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	6,284	(60)	358	(5)	6,642	(65)
Residential mortgage backed securities and collateralized mortgage obligations	14,174	(155)	3,629	(93)	17,803	(248)
Corporate securities	18,600	(232)	3,478	(21)	22,078	(253)
Commercial mortgage backed securities	5,040	(50)	1,539	(52)	6,579	(102)
Other asset backed securities	2,668	(2)	3,581	(109)	6,249	(111)
Total temporarily impaired securities	$46,766	$(499)	$12,585	$(280)	$59,351	$(779)
Held-to-maturity securities:
Obligations of states and political subdivisions	$7,829	$(182)	$4,679	$(310)	$12,508	$(492)

	As of December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,269	$(16)	$1,269	$(16)
Obligations of states and political subdivisions	3,952	(34)	2,078	(20)	6,030	(54)
Residential mortgage backed securities and collateralized mortgage obligations	10,193	(66)	5,365	(103)	15,558	(169)
Corporate securities	7,058	(36)	6,542	(97)	13,600	(133)
Commercial mortgage backed securities	4,912	(14)	1,542	(59)	6,454	(73)
Other asset backed securities	4,891	(16)	6,088	(181)	10,979	(197)
Total temporarily impaired securities	$31,006	$(166)	$22,884	$(476)	$53,890	$(642)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,556	$(14)	$12,726	$(386)	$14,282	$(400)

At September 30, 2015, 67 securities were in unrealized loss positions and at December 31, 2014, 73 securities were in unrealized loss positions. For the nine months ended September 30, 2015, the Company did not recognize any other-than-temporary impairment losses. For the year ended December 31, 2014, the Company recognized an other-than-temporary impairment of $22 thousand for securities that were in a loss position at December 31, 2014 and sold in January of 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. LOANS

Outstanding loan balances consist of the following at September 30, 2015, and December 31, 2014.

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Commercial	$144,749	$150,253
Commercial real estate:
Real estate - construction and land development	29,701	30,099
Real estate - commercial non-owner occupied	237,597	213,883
Real estate - commercial owner occupied	151,762	120,324
Residential real estate:
Real estate - residential - ITIN	50,162	52,830
Real estate - residential - 1-4 family mortgage	12,185	13,156
Real estate - residential - equity lines	45,733	44,981
Consumer and other	46,644	35,372
Gross loans	718,533	660,898
Deferred fees and costs, net	718	157
Loans, net of deferred fees and costs	719,251	661,055
Allowance for loan and lease losses	(10,891)	(10,820)
Net loans	$708,360	$650,235

Gross loan balances in the table above include net purchase discounts of $2.0 million and $998 thousand as of September 30, 2015, and December 31, 2014, respectively.

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

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of September 30, 2015, and December 31, 2014, was as follows.

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
September 30, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$346	$171	$606	$1,123	$143,626	$144,749	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	29,701	29,701	—
Real estate - commercial non-owner occupied	1,262	—	5,330	6,592	231,005	237,597	—
Real estate - commercial owner occupied	15	—	1,928	1,943	149,819	151,762	—
Residential real estate:
Real estate - residential - ITIN	971	104	1,221	2,296	47,866	50,162	—
Real estate - residential - 1-4 family mortgage	—	394	665	1,059	11,126	12,185	—
Real estate - residential - equity lines	82	98	23	203	45,530	45,733	—
Consumer and other	133	42	52	227	46,417	46,644	52
Total gross loans	$2,809	$809	$9,825	$13,443	$705,090	$718,533	$52

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

			Greater				Recorded
	30-59	60-89	Than 90				Investment >
(Amounts in thousands)	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2014	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$2,421	$301	$2,161	$4,883	$145,370	$150,253	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	30,099	30,099	—
Real estate - commercial non-owner occupied	—	—	7,086	7,086	206,797	213,883	—
Real estate - commercial owner occupied	—	—	1,378	1,378	118,946	120,324	—
Residential real estate:
Real estate - residential - ITIN	1,080	122	2,017	3,219	49,611	52,830	—
Real estate - residential - 1-4 family mortgage	—	—	1,580	1,580	11,576	13,156	—
Real estate - residential - equity lines	145	99	24	268	44,713	44,981	—
Consumer and other	158	57	23	238	35,134	35,372	23
Total gross loans	$3,804	$579	$14,269	$18,652	$642,246	$660,898	$23

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize impaired loans by loan class as of September 30, 2015, and December 31, 2014.

	As of September 30, 2015
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,772	$2,349	$—
Commercial real estate:
Real estate - commercial non-owner occupied	5,154	6,157	—
Real estate - commercial owner occupied	1,928	2,651	—
Residential real estate:
Real estate - residential - ITIN	7,874	9,555	—
Real estate - residential - 1-4 family mortgage	1,669	2,629	—
Real estate - residential - equity lines	165	167	—
Total with no related allowance recorded	$18,562	$23,508	$—
With an allowance recorded:
Commercial	$790	$838	$134
Commercial real estate:
Real estate - commercial non-owner occupied	828	828	39
Real estate - commercial owner occupied	352	352	20
Residential real estate:
Real estate - residential - ITIN	1,777	1,791	301
Real estate - residential - equity lines	563	564	282
Consumer and other	33	33	13
Total with an allowance recorded	$4,343	$4,406	$789
Subtotal:
Commercial	$2,562	$3,187	$134
Commercial real estate	8,262	9,988	59
Residential real estate	12,048	14,706	583
Consumer and other	33	33	13
Total impaired loans	$22,905	$27,914	$789

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2014
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$4,298	$8,461	$—
Commercial real estate:
Real estate - commercial non-owner occupied	6,909	10,207	—
Real estate - commercial owner occupied	1,378	2,102	—
Residential real estate:
Real estate - residential - ITIN	7,106	8,803	—
Real estate - residential - 1-4 family mortgage	1,608	2,578	—
Real estate - residential - equity lines	201	202	—
Total with no related allowance recorded	$21,500	$32,353	$—
With an allowance recorded:
Commercial	$2,299	$2,317	$314
Commercial real estate:
Real estate - commercial non-owner occupied	2,248	2,846	411
Real estate - commercial owner occupied	1,218	1,218	21
Residential real estate:
Real estate - residential - ITIN	3,002	3,103	503
Real estate - residential - 1-4 family mortgage	527	537	3
Real estate - residential - equity lines	579	579	289
Consumer and other	35	35	15
Total with an allowance recorded	$9,908	$10,635	$1,556
Subtotal:
Commercial	$6,597	$10,778	$314
Commercial real estate	11,753	16,373	432
Residential real estate	13,023	15,802	795
Consumer and other	35	35	15
Total impaired loans	$31,408	$42,988	$1,556

Had nonaccrual loans performed in accordance with their contractual terms, the Company would have recognized additional interest income, net of tax, of approximately $127 thousand and $212 thousand for the three months ended September 30, 2015 and 2014, respectively. The Company would have recognized additional interest income, net of tax, of approximately $287 thousand and $541 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Nonaccrual loans, segregated by loan class, were as follows as of September 30, 2015, and December 31, 2014.

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Commercial	$2,506	$5,112
Commercial real estate:
Real estate - commercial non-owner occupied	5,154	8,318
Real estate - commercial owner occupied	1,928	1,378
Residential real estate:
Real estate - residential - ITIN	4,228	4,647
Real estate - residential - 1-4 family mortgage	1,669	2,135
Real estate - residential - equity lines	23	24
Consumer and other	33	35
Total	$15,541	$21,649

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$2,885	$—	$6,511	$13
Commercial real estate:
Real estate - commercial non-owner occupied	6,874	12	10,055	11
Real estate - commercial owner occupied	2,281	15	5,271	20
Residential real estate:
Real estate - residential - ITIN	9,616	36	—	—
Real estate - residential - 1-4 family mortgage	1,677	—	12,197	30
Real estate - residential - equity lines	742	6	1,155	8
Consumer and other	33	—	29	—
Total	$24,108	$69	$35,218	$82

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Commercial	$3,919	$22	$5,848	$15
Commercial real estate:
Real estate - commercial non-owner occupied	7,767	37	11,948	155
Real estate - commercial owner occupied	2,286	52	6,112	58
Residential real estate:
Real estate - residential - ITIN	9,819	102	—	—
Real estate - residential - 1-4 family mortgage	1,790	—	12,179	83
Real estate - residential - equity lines	763	20	1,238	25
Consumer and other	34	—	19	—
Total	$26,378	$233	$37,344	$336

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

At September 30, 2015 and December 31, 2014, impaired loans of $6.9 million and $9.2 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligations to lend additional funds on the restructured loans as of September 30, 2015 or December 31, 2014.

As of September 30, 2015, the Company had $18.0 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of September 30, 2015, the Company had 121 loans that qualified as troubled debt restructurings, of which 102 loans were performing according to their restructured terms. Troubled debt restructurings represented 2.51% of gross loans as of September 30, 2015, compared with 3.55% at December 31, 2014.

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

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30, 2015					For the Three Months Ended September 30, 2014
			Rate &					Rate &
		Rate &	Payment	Payment			Rate &	Payment
(Amounts in thousands)	Rate	Maturity	Deferral	Deferral	Total	Rate	Maturity	Deferral	Total
Commercial	$—	$45	$—	$—	$45	$—	$5,165	$—	$5,165
Residential real estate:
Real estate - residential - ITIN	—	—	—	103	103	57	—	38	95
Total	$—	$45	$—	$103	$148	$57	$5,165	$38	$5,260

	For the Nine Months Ended September 30, 2015					For the Nine Months Ended September 30, 2014
			Rate &					Rate &
		Rate &	Payment	Payment			Rate &	Payment
(Amounts in thousands)	Rate	Maturity	Deferral	Deferral	Total	Rate	Maturity	Deferral	Total
Commercial	$—	$45	$—	$734	$779	$—	$5,165	$—	$5,165
Residential real estate:
Real estate - residential - ITIN	115	—	266	206	587	209	—	39	248
Total	$115	$45	$266	$940	$1,366	$209	$5,165	$39	$5,413

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$49	$49	2	$9,070	$9,070
Residential real estate:
Real estate - residential - ITIN	2	225	193	2	113	113
Total	3	$274	$242	4	$9,183	$9,183

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Amounts in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	2	$872	$872	2	$9,070	$9,070
Residential real estate:
Real estate - residential - ITIN	8	747	678	4	263	267
Total	10	$1,619	$1,550	6	$9,333	$9,337

The following tables present loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2015		September 30, 2014
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Residential real estate:
Real estate - residential - ITIN	—	$—	1	$53
Total	—	$—	1	$53

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2014
(Amounts in thousands)	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Residential real estate:
Real estate - residential - ITIN	—	$—	2	$139
Total	—	$—	2	$139

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Performing and nonperforming loans, segregated by class of loans, are as follows at September 30, 2015 and December 31, 2014.

	September 30, 2015
(Amounts in thousands)	Performing	Nonperforming	Total
Commercial	$142,243	$2,506	$144,749
Commercial real estate:
Real estate - construction and land development	29,701	—	29,701
Real estate - commercial non-owner occupied	232,443	5,154	237,597
Real estate - commercial owner occupied	149,834	1,928	151,762
Residential real estate:
Real estate - residential - ITIN	45,934	4,228	50,162
Real estate - residential - 1-4 family mortgage	10,516	1,669	12,185
Real estate - residential - equity lines	45,710	23	45,733
Consumer and other	46,559	85	46,644
Total gross loans	$702,940	$15,593	$718,533

	December 31, 2014
(Amounts in thousands)	Performing	Nonperforming	Total
Commercial	$145,141	$5,112	$150,253
Commercial real estate:
Real estate - construction and land development	30,099	—	30,099
Real estate - commercial non-owner occupied	205,565	8,318	213,883
Real estate - commercial owner occupied	118,946	1,378	120,324
Residential real estate:
Real estate - residential - ITIN	48,183	4,647	52,830
Real estate - residential - 1-4 family mortgage	11,021	2,135	13,156
Real estate - residential - equity lines	44,957	24	44,981
Consumer and other	35,314	58	35,372
Total gross loans	$639,226	$21,672	$660,898

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Credit grade definitions, including qualitative factors, for all credit grades are reviewed and approved annually by the Company’s Loan Committee. During the current year, the Company determined that certain amounts in the “pass” and “watch” classifications disclosed in the internal risk ratings table included in the Company’s 2014 annual consolidated financial statements were incorrect. Accordingly, $46.9 million have been reclassified from “watch” to “pass” in the December 31, 2014 table below. The following table summarizes internal risk rating by loan class as of September 30, 2015, and December 31, 2014.

	As of September 30, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$119,969	$11,330	$6,644	$6,806	$—	$144,749
Commercial real estate:
Real estate - construction and land development	29,669	32	—	—	—	29,701
Real estate - commercial non-owner occupied	227,725	694	2,827	6,351	—	237,597
Real estate - commercial owner occupied	143,882	3,752	1,848	2,280	—	151,762
Residential real estate:
Real estate - residential - ITIN	41,908	—	—	8,254	—	50,162
Real estate - residential - 1-4 family mortgage	9,694	—	576	1,915	—	12,185
Real estate - residential - equity lines	41,416	1,724	1,683	910	—	45,733
Consumer and other	46,307	—	269	68	—	46,644
Total gross loans	$660,570	$17,532	$13,847	$26,584	$—	$718,533

	As of December 31, 2014
	Pass	Watch	Special
(Amounts in thousands)	(Restated)	(Restated)	Mention	Substandard	Doubtful	Total
Commercial	$121,282	$14,116	$4,018	$10,837	$—	$150,253
Commercial real estate:
Real estate - construction and land development	30,056	43	—	—	—	30,099
Real estate - commercial non-owner occupied	201,155	1,953	869	9,906	—	213,883
Real estate - commercial owner occupied	111,689	5,864	—	2,771	—	120,324
Residential real estate:
Real estate - residential - ITIN	42,721	—	—	10,109	—	52,830
Real estate - residential - 1-4 family mortgage	10,769	—	—	2,387	—	13,156
Real estate - residential - equity lines	41,624	2,380	—	977	—	44,981
Consumer and other	35,279	3	18	72	—	35,372
Total gross loans	$594,575	$24,359	$4,905	$37,059	$—	$660,898

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL by portfolio for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Beginning balance	$3,389	$5,447	$1,480	$583	$503	$11,402
Charge offs	—	(289)	(309)	(181)	—	(779)
Recoveries	121	1	139	7	—	268
Provision	(91)	64	(45)	194	(122)	—
Ending balance	$3,419	$5,223	$1,265	$603	$381	$10,891

	For the Three Months Ended September 30, 2014
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Beginning balance	$3,331	$3,870	$2,333	$238	$110	$9,882
Charge offs	(299)	(241)	(44)	(1)	—	(585)
Recoveries	43	1	9	—	—	53
Provision	364	625	(95)	124	32	1,050
Ending balance	$3,439	$4,255	$2,203	$361	$142	$10,400

	For the Nine Months Ended September 30, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Beginning balance	$3,503	$4,875	$1,671	$449	$322	$10,820
Charge offs	(406)	(428)	(450)	(385)	—	(1,669)
Recoveries	869	669	202	—	—	1,740
Provision	(547)	107	(158)	539	59	—
Ending balance	$3,419	$5,223	$1,265	$603	$381	$10,891

	For the Nine Months Ended September 30, 2014
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Beginning balance	$7,057	$2,784	$2,493	$35	$1,803	$14,172
Charge offs	(4,105)	(2,525)	(313)	(1)	—	(6,944)
Recoveries	500	1	171	—	—	672
Provision	(13)	3,995	(148)	327	(1,661)	2,500
Ending balance	$3,439	$4,255	$2,203	$361	$142	$10,400

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the ALLL and the recorded investment in loans and leases as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$134	$59	$583	$13	$—	$789
Collectively evaluated for impairment	3,285	5,164	682	590	381	10,102
Total	$3,419	$5,223	$1,265	$603	$381	$10,891
Gross loans:
Individually evaluated for impairment	$2,562	$8,262	$12,048	$33	$—	$22,905
Collectively evaluated for impairment	142,187	410,798	96,032	46,611	—	695,628
Total gross loans	$144,749	$419,060	$108,080	$46,644	$—	$718,533

	As of December 31, 2014
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$314	$432	$795	$15	$—	$1,556
Collectively evaluated for impairment	3,189	4,443	875	435	322	9,264
Total	$3,503	$4,875	$1,670	$450	$322	$10,820
Gross loans:
Individually evaluated for impairment	$6,597	$11,753	$13,023	$35	$—	$31,408
Collectively evaluated for impairment	143,656	352,553	97,944	35,337	—	629,490
Total gross loans	$150,253	$364,306	$110,967	$35,372	$—	$660,898

The ALLL totaled $10.9 million or 1.52% of total gross loans at September 30, 2015 and $10.8 million or 1.64% at December 31, 2014. As of September 30, 2015, the Company had $203.9 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $695 thousand in other liabilities in the Consolidated Balance Sheets.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Management believes that the ALLL was adequate as of September 30, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of September 30, 2015, approximately 74% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and low real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

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

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2015, the unallocated allowance amount represented 3% of the ALLL, compared to 3% at December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Consumer Loans – The Company’s consumer loan originations are generally limited to home equity loans with nominal originations in unsecured personal loans. The portfolio also includes unsecured consumer home improvement loans with an ongoing purchase commitment and residential solar panel loans secured by UCC filing purchased during 2014 The Company is highly dependent on third party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

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

NOTE 7. OTHER REAL ESTATE OWNED

OREO represents real estate to which the Bank has taken control in partial or full satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value less costs to sell, which becomes the property’s new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. Any write-up in the fair value of the asset at the date of acquisition is reported as noninterest income unless there has been a prior charge off, in which case a recovery is credited to the ALLL. Thereafter, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. Subsequent valuation adjustments are recognized under the line item Write-down of other real estate owned in the Consolidated Statements of Operations. Net expenses incurred from OREO property are recorded in noninterest expense, in the Consolidated Statements of Operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2015, and December 31, 2014, the recorded investment in OREO was $1.5 million and $502 thousand, respectively. For the nine months ended September 30, 2015, the Company transferred 17 foreclosed properties in the amount of $3.9 million to OREO. During the nine months ended September 30, 2015, the Company sold 12 properties with a balance of $2.9 million for a net loss of $4 thousand. The September 30, 2015 OREO balance consists of four 1-4 family residential real estate properties in the amount of $361 thousand, six nonfarm nonresidential properties in the amount of $993 thousand and one undeveloped commercial property in the amount of $170 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $1.1 million.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations, and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company’s uncertain tax positions were nominal in amount as of September 30, 2015.

The Company’s effective income tax rate was 31% for the nine months ended September 30, 2015, compared with 29% for the same period a year ago.

NOTE 9. QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

At September 30, 2015, the Company’s investments in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) were $5.0 million. These investments are recorded in other assets with a corresponding funding obligation of $1.5 million recorded in other liabilities. The Company has invested in four separate LIHTC projects which provide the Company with CRA credit. Additionally, the investments in LIHTC projects provide the Company with tax credits and with operating loss tax benefits over an approximately 18 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments made by the Company and provide returns on the investments of between 4% and 8%. The investments in LIHTC projects are being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

The following table presents the Company’s original investment in LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at September 30, 2015 and December 31, 2014. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to the Company’s income tax provision for the nine months ended September 30, 2015 and the year ended December 31, 2014.

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
September 30, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,599	$628	$170	$137	$33

WNC Institutional Tax Credit Fund 38, L.P.	1,000	810	215	104	77	27
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,877	610	208	173	35
California Affordable Housing Fund	2,454	697	—	155	155	—
Total	$7,954	$4,983	$1,453	$637	$542	$95

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Projects at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2014	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,846	$736	$160	$154	$31

WNC Institutional Tax Credit Fund 38, L.P.	1,000	888	314	105	112	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,050	1,374	340	450	58
California Affordable Housing Fund	2,454	852	—	209	187	22
Total	$7,954	$5,636	$2,424	$814	$903	$137

(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss. Tax benefits are calculated using a 34% tax rate.
(2) This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The following table presents the Company’s generated tax credits and tax benefits from investments in qualified affordable housing projects at three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended
	September 30, 2015		September 30, 2014
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Projects	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$43	$13	$29	$10
WNC Institutional Tax Credit Fund 38, L.P.	27	8	21	5
Merritt Community Capital Corporation Fund XV, L.P.	54	15	66	19
California Affordable Housing Fund	40	12	39	12
Total	$164	$48	$155	$46

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
(Amounts in thousands)	Generated	Tax Benefits From	Generated	Tax Benefits from
Qualified Affordable Housing Projects	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$131	$39	$86	30
WNC Institutional Tax Credit Fund 38, L.P.	81	23	63	15
Merritt Community Capital Corporation Fund XV, L.P.	163	45	199	56
California Affordable Housing Fund	118	37	119	38
Total	$493	$144	$467	$139

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $181 thousand and $542 thousand for the three and nine months ended September 30, 2015 respectively, compared to $260 thousand and $665 thousand for the comparable periods of 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the anticipated net income tax benefit at September 30, 2015, that is expected to be recognized by the Company over the remaining life of the investments.

	Raymond James	WNC Institutional	Merritt Community	California	Total Net
(Amounts in thousands)	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Qualified Affordable Housing Projects	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2015	$12	$9	$12	$1	$34
2016	46	37	47	1	131
2017	46	36	45	—	127
2018	45	35	45	—	125
2019 and thereafter	263	155	238	1	657
Total	$412	$272	$387	$3	$1,074

NOTE 10. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At September 30, 2015 and December 31, 2014, the Company had no outstanding federal funds purchased balances. At September 30, 2015, the Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $221.9 million and the Bank had available lines of credit with the Federal Reserve totaling $23.0 million subject to certain collateral requirements, namely the amount of certain pledged loans.

The Bank had uncommitted federal funds line of credit agreements with three financial institutions totaling $40.0 million at September 30, 2015. If the Bank had borrowed from these lines at September 30, 2015, interest rates would have ranged from 0.30% to 1.20%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. The lines are reviewed and renewed periodically throughout the year, and are intended to support short-term liquidity needs. The agreements may restrict consecutive day usage.

NOTE 11. TERM DEBT

The Bank had outstanding secured advances from the Federal Home Loan Bank of San Francisco at September 30, 2015 and December 31, 2014 of $75.0 million. The $75.0 million advance outstanding at September 30, 2015, matures during 2016.

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during the nine months ended September 30, 2015, and the year ended December 31, 2014 was $120.0 million and $75.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during the nine months ended September 30, 2015 and year ended December 31, 2014 was $91.9 million and $77.5 million, respectively. The weighted average interest rate on the borrowings at September 30, 2015 and December 31, 2014 was 0.30% and 0.24%, respectively.

The Federal Home Loan Bank of San Francisco borrowings are secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to their collateral requirements, and certain securities held in the Bank’s investment securities portfolio. As of September 30, 2015, based upon the level of Federal Home Loan Bank of San Francisco advances, the Company was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million. Furthermore, the Company has pledged $349.0 million of its commercial and real estate mortgage loans, and has borrowed $75.0 million against the pledged loans. As of September 30, 2015, the Company held $15.9 million (amortized cost) in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities pledged to the Federal Home Loan Bank of San Francisco were unused as collateral as of September 30, 2015.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases four sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates based on predetermined escalation schedules. Substantially all of the leases provide the Company with the option to extend the lease terms one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Rent income	$7	$3	$13	$11
Rent expense	142	142	426	424
Net	$135	$139	$413	$413

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth, as of September 30, 2015, the future minimum lease payments under non-cancelable operating leases.

(Amounts in thousands)
Amounts due in:
2015	$149
2016	608
2017	549
2018	431
2019	402
Thereafter	1,296
Total	$3,435

Financial Instruments with Off-Balance Sheet Risk – The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank’s business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank’s commitments and contingent liabilities at September 30, 2015 and December 31, 2014.

(Amounts in thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$197,958	$200,991
Standby letters of credit	2,649	2,731
Guaranteed commitments outstanding	3,357	1,864
Total commitments	$203,964	$205,586

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

The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees for the nine months ended September 30, 2015, and the year ended December 31, 2014. At September 30, 2015, approximately $133 thousand of standby letters of credit expire within one year, and $2.5 million expire thereafter.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $695 thousand at September 30, 2015 and December 31, 2014. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the nine months ended September 30, 2015 the Company made no additional provision to the reserve for unfunded commitments. When a provision is necessary, the expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

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

Concentrations of Credit Risk –The Company grants real estate construction, commercial, and installment loans to customers throughout northern California. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 71% of the Company’s gross loan portfolio at September 30, 2015 and December 31, 2014, respectively.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2015.

	Unrealized	Unrealized	Accumulated Other
	Gains (Losses) on	(Losses) Gains on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2014	$1,810	$(1,897)	$(87)
Comprehensive income three months ended March 31, 2015	292	(21)	271
Comprehensive loss three months ended June 30, 2015	(967)	100	(867)
Comprehensive income three months ended September 30, 2015	43	(28)	15
Accumulated other comprehensive loss as of September 30, 2015	$1,178	$(1,846)	$(668)

The following table presents activity in accumulated other comprehensive income for the nine months ended September 30, 2014.

	Unrealized	Unrealized	Accumulated Other
	(Losses) Gains on	Losses on	Comprehensive
(Amounts in thousands)	Securities	Derivatives	(Loss) Income
Accumulated other comprehensive loss as of December 31, 2013	$(1,809)	$(583)	$(2,392)
Comprehensive income three months ended March 31, 2014	1,786	(120)	1,666
Comprehensive loss three months ended June 30, 2014	1,115	(1,296)	(181)
Comprehensive income three months ended September 30, 2014	267	162	429
Accumulated other comprehensive loss as of September 30, 2014	$1,359	$(1,837)	$(478)

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During June 2014, the Company concluded that certain forecasted Federal Home Loan Bank of San Francisco advances were no longer probable. The forward starting interest rate swaps that were in place to hedge the forecasted advances were terminated and gains of $952 thousand in accumulated other comprehensive income were immediately recognized in earnings.

At September 30, 2015, the Company has one active interest rate swap, and one forward starting interest rate swap to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converts LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

The following table summarizes the Company’s interest rate swap contracts with counterparties outstanding at September 30, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)

Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap - active #1	2.64%	0.30%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap #2	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017

 (1) Rate floats to 3 month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table lists the active and forward starting interest rate swap derivatives separately by asset (gains) and liabilities (losses), and the fair value of such derivatives at September 30, 2015, and December 31, 2014.

		Asset Derivatives		Liability Derivatives
(Amounts in thousands)		September 30,	December 31,	September 30,	December 31,
Description	Designation	2015	2014	2015	2014
Interest rate swap - matured	Cash flow hedge	$—	$—	$—	$880
Interest rate swap - active #1	Cash flow hedge	—	—	1,384	1,298
Forward starting interest rate swap #2	Cash flow hedge	—	—	1,752	1,046
Total		$—	$—	$3,136	$3,224

The following table summarizes the gains (losses) recorded during the three and nine months ended September 30, 2015 and 2014, and their location within the Consolidated Statements of Operations.

(Amounts in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Consolidated Statement of Operations Location	2015	2014	2015	2014
Interest rate swap (1)	Interest on Federal Home Loan Bank of San Francisco borrowings	$(410)	$—	$(997)	$—
Forward starting interest rate swap (2)	Interest on Federal Home Loan Bank of San Francisco borrowings	—	22	—	283
Forward starting interest rate swap (3)	Other noninterest income	—	—	—	1,617
Total		$(410)	$22	$(997)	$1,900

(1) Loss represents net settlement recorded during the period on active interest rate swaps.
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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the gains and (losses) on all derivative instruments (active and forward starting) designated as cash flow hedges recorded in accumulated other comprehensive income and reclassified into earnings during the three and nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2015	2014	2015	2014
Interest rate swaps	$(241)	$12	$(591)	$1,117

The following table summarizes management’s estimate of the amount of existing losses on derivative instruments recorded in accumulated other comprehensive income that are expected to reclassified into earnings within the next 12 months, assuming various rate shock scenarios. In each scenario, the impact to net income as a result of the increase in interest rates paid on the hedged instrument would remain unchanged because the derivative instrument is effectively offsetting changes in cash flows of the hedged instrument.

(Amounts in thousands)	Interest Rate Shock
Description	Flat	+100bp	+200bp
Reclassifications from accumulated other comprehensive income	$1,054	$613	$171

The following table summarizes the derivatives that have a right of offset at September 30, 2015 and December 31, 2014.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Included In The Consolidated Balance Sheets	Fair Value of Collateral Posted	Net Amount
September 30, 2015
Derivative liabilities
Interest rate swaps	$(3,136)	$—	$(3,136)	$4,497	$1,361

December 31, 2014
Derivative liabilities
Interest rate swaps	$(3,224)	$—	$(3,224)	$3,533	$309

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

The Company was required to post collateral against the obligations of $3.1 million at September 30, 2015. Accordingly, the Company pledged three mortgage backed securities with an aggregate par value of $4.3 million and an aggregate fair value of $4.5 million.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
September 30, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,309	$25,309	$—	$—	$25,309
Securities available-for-sale	$157,309	$—	$157,309	$—	$157,309
Securities held-to-maturity	$36,093	$—	$36,294	$—	$36,294
Net loans	$708,360	$—	$—	$714,764	$714,764
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities:
Deposits	$779,505	$—	$781,643	$—	$781,643
Federal Home Loan Bank of San Francisco advances	$75,000	$—	$75,000	$—	$75,000
Subordinated debenture	$10,310	$—	$5,177	$—	$5,177
Derivatives	$3,136	$—	$3,136	$—	$3,136

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2014	Amounts	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$58,422	$58,422	$—	$—	$58,422
Securities available-for-sale	$186,986	$2,571	$184,415	$—	$186,986
Securities held-to-maturity	$36,806	$—	$37,118	$—	$37,118
Net loans	$650,235	$—	$—	$661,126	$661,126
Federal Home Loan Bank of San Francisco stock	$5,728	$5,728	$—	$—	$5,728
Financial liabilities:
Deposits	$789,035	$—	$790,068	$—	$790,068
Federal Home Loan Bank of San Francisco advances	$75,000	$—	$75,000	$—	$75,000
Subordinated debenture	$10,310	$—	$4,932	$—	$4,932
Derivatives	$3,224	$—	$3,224	$—	$3,224

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

Subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At September 30, 2015, future cash flows were discounted at 6.13%. The Company measures the fair value of subordinated debentures using Level 2 inputs.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value, as of September 30, 2015 and December 31, 2014.

(Amounts in thousands)	Fair Value at September 30, 2015
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$3,998	$—	$3,998	$—
Obligations of states and political subdivisions	57,453	—	57,453	—
Residential mortgage backed securities and collateralized mortgage obligations	34,058	—	34,058	—
Corporate securities	36,560	—	36,560	—
Commercial mortgage backed securities	9,266	—	9,266	—
Other investment securities (1)	15,974	—	15,974	—
Total assets measured at fair value	$157,309	$—	$157,309	$—
Derivatives – interest rate swaps	$3,136	$—	$3,136	$—
Total liabilities measured at fair value	$3,136	$—	$3,136	$—

 (1) Principally consists of residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and SBA pool securities.

(Amounts in thousands)	Fair Value at December 31, 2014
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. government and agencies	$6,393	$—	$6,393	$—
Obligations of states and political subdivisions	54,363	—	54,363	—
Residential mortgage backed securities and collateralized mortgage obligations	47,015	—	47,015	—
Corporate securities	37,734	1,467	36,267	—
Commercial mortgage backed securities	10,389	1,104	9,285	—
Other investment securities (1)	31,092	—	31,092	—
Total assets measured at fair value	$186,986	$2,571	$184,415	$—
Derivatives – interest rate swaps	$3,224	$—	$3,224	$—
Total liabilities measured at fair value	$3,224	$—	$3,224	$—

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

Sensitivity of the Level 3 Fair Value Measurements

There were no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis at September 30, 2015 or at December 31, 2014. There were no transfers in or out of level 3 during the nine months ended September 30, 2015 or the year ended December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about the Company’s assets and liabilities at September 30, 2015 and December 31, 2014 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at September 30, 2015
Nonrecurring basis:	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$1,617	$—	$—	$1,617
Other real estate owned	575	—	—	575
Total assets measured at fair value	$2,192	$—	$—	$2,192

(Amounts in thousands)	Fair Value at December 31, 2014
Nonrecurring basis:	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,319	$—	$—	$10,319
Other real estate owned	166	—	—	166
Total assets measured at fair value	$10,485	$—	$—	$10,485

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2015 and 2014.

(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value adjustment loss:	2015	2014	2015	2014
Collateral dependent impaired loans	$199	$—	$744	$4,988
Other real estate owned	—	—	108	290
Total	$199	$—	$852	$5,278

During the nine months ended September 30, 2015, collateral dependent impaired loans with a carrying amount of $2.4 million were written down to their fair value of $1.6 million resulting in a $744 thousand adjustment to the ALLL.

During the nine months ended September 30, 2015, five properties were transferred into OREO with an aggregate carrying value of $683 thousand and written down to its fair value of $575 thousand, resulting in a $108 thousand adjustment to the ALLL.

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

On May 12, 2014, the Company agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4.0 million per month up to a maximum par value of $40.0 million. As of September 30, 2015 the Company has paid cash totaling $57.7million, and received cash repayments of $18.1 million for $39.6 million in net loans. The Company initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

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

NOTE 17. SUBSEQUENT EVENT

On October 28, 2015 the Bank entered into a Purchase and Assumption Agreement with Bank of America to purchase certain assets of five Bank of America branches located in northern California, including approximately $258 million in deposits and $421 thousand in loans. The transaction is anticipated to close in the first quarter of 2016, pending final regulatory approvals. The branches that will be acquired are located in Colusa, Corning, Orland, Willows, and Yreka.

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

The following sections discuss significant changes and trends in the financial condition, capital resources and liquidity of the Company from December 31, 2014 to September 30, 2015. Also discussed are significant trends and changes in the Company’s results of operations for the nine months ended September 30, 2015, compared to the same period in 2014. The consolidated financial statements and related notes appearing elsewhere in this report are unaudited. The following discussion and analysis is intended to provide greater detail of the Company's financial condition and results.

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

Our principal executive office is located at 1901 Churn Creek Road, Redding, California and the telephone number is (530) 722-3939.

Executive Overview

Significant items for the three months ended September 30, 2015 were as follows:

●

Net income available to common shareholders of $2.5 million for the three months ended September 30, 2015 was an improvement of $1.3 million (102%) over $1.2 million net income available to common shareholders earned during the third quarter of 2014, and an improvement of $135 thousand (6%) over $2.3 million available to common shareholders earned during the previous quarter.

●	Return on average assets improved to 0.99% in the third quarter of 2015 compared to 0.49% in the same quarter of 2014.
●	Return on average equity improved to 9.12% in the third quarter of 2015 compared to 4.76% in the same quarter of 2014.
●

Nonperforming assets at September 30, 2015, totaled $17.1 million, a decrease of $7.8 million (31%) compared to September 30, 2014, and a decrease of $1.2 million (27% annualized) compared to June 30, 2015.

●	Gross loans at September 30, 2015, totaled $718.5 million, an increase of $18.7 million (11% annualized) since June 30, 2015.
●	Continuing improved asset quality resulted in no additional provision for loan and lease losses during the third quarter.
●	The Company’s book value per share increased to $6.64 per common share at September 30, 2015, from $6.17 per common share at September 30, 2014 (8%) and $6.48 at June 30, 2015 (10% annualized).
●	The Company’s net interest margin improved to 3.62% for the quarter ended September 30, 2015 from 3.43% for the third quarter of 2014.

Significant items for the nine months ended September 30, 2015 were as follows:

●

Net income available to common shareholders of $6.6 million for the nine months ended September 30, 2015 was an improvement of $2.7 million (69%) over $3.9 million net income available to common shareholders earned during the nine months ended September 30, 2014.

●	Return on average assets for the nine months ended September 30, 2015 improved to 0.89% compared to 0.54% for the same period in 2014.
●	Return on average equity for the nine months ended September 30, 2015 improved to 8.27% compared to 5.10% for the same period in 2014.
●	Nonperforming assets at September 30, 2015, totaled $17.1 million, a decrease of $5.1 million (31% annualized) compared to December 31, 2014.
●	Gross loans at September 30, 2015, totaled $718.5 million, an increase of $57.6 million (12% annualized) since December 31, 2014.
●	Net loan loss recoveries of $71 thousand combined with continuing improved asset quality resulted in no additional provision for loan and lease losses during the first nine months of 2015.
●	The Company’s book value per share increased to $6.64 per common share at September 30, 2015, from $6.29 per common share at December 31, 2014 (7% annualized).
●	The Company’s net interest margin improved to 3.68% for the nine months ended September 30, 2015 from 3.57% for the year ended December 31, 2014.
●	The Company’s efficiency ratio improved to 65.4% during the first nine months of 2015 compared to 70.1% during the same period in 2014.

Subsequent Event

On October 28, 2015 the Bank entered into a Purchase and Assumption Agreement with Bank of America to purchase certain assets of five Bank of America branches located in northern California, including approximately $258 million in deposits and $421 thousand in loans. The transaction is anticipated to close in the first quarter of 2016, pending final regulatory approvals. The branches that will be acquired are located in Colusa, Corning, Orland, Willows, and Yreka.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015. Some of these significant accounting policies are considered critical and require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC’s definition.

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

ASC 740-10-55 Income Taxes requires a two-step process that separates recognition from measurement of tax positions. We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. The measurement process is applied only after satisfying the recognition requirement and determines what amount of a tax position will be sustainable upon a potential examination or settlement. If upon measuring, the tax position produces a range of potential tax benefits, the Company may claim the highest tax benefit from that range as long as it is over 50% likely to be realized using a probability analysis.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company’s interest rate swap contracts with counterparties outstanding at September 30, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap - active #1	2.64%	0.30%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap #2	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017
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

(Amounts in thousands)	Interest Rate Shock
Description	Flat	+100bp	+200bp
Reclassifications from accumulated other comprehensive income	$1,054	$613	$171

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

Sources of Income

We derive our income primarily from net interest income, which is the difference between the interest income we receive on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Other sources of noninterest income include fees earned on deposit related services, payroll processing, gain on sale of available-for-sale securities, earnings on bank-owned life insurance and dividends on Federal Home Loan Bank of San Francisco stock.

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years the Bank has originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of the Bank’s investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Bank to become liability sensitive, which would negatively impact earnings in a rising interest rate environment. To mitigate this liability sensitive position, the Bank entered into an interest rate swap on a portion of its FHLB borrowings and has been working to shorten the average duration of its investment portfolio. These actions have brought the Bank’s interest rate risk profile to a position that is neutral / slightly liability sensitive.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Net income available to common shareholders for the nine months of 2015 increased $1.3 million compared to the same period a year ago. In the current year, net interest income was $1.1 million higher, provision for loan and lease losses was $2.5 million lower, and noninterest expenses were $973 thousand lower. These positive changes were partially offset by noninterest income that was $628 thousand lower and an income tax provision that was higher by $1.3 million.

Diluted Earnings Per Share (“EPS”) were $ 0.49 for the nine months ended September 30, 2015 compared with $0.29 for the same period a year ago. The increase in diluted EPS compared to the same period a year ago resulted mostly from increased net income, and also from a small decrease in weighted average shares outstanding, resulting from common stock repurchases.

The Company continued its quarterly cash dividends of $0.03 per share during the quarter ended September 30, 2015. In determining the amount of dividend to be paid, management gives consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the nine months ended September 30, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Return on average assets:
Net income	0.91%	0.56%
Income available to common shareholders	0.89%	0.54%
Return on average total equity:
Net income	8.46%	5.29%
Income available to common shareholders	8.27%	5.10%
Return on average common shareholders’ equity:
Net income	10.41%	6.58%
Income available to common shareholders	10.18%	6.34%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. For the nine months ended September 30, 2015 compared to the same period a year ago:

●	Net interest income increased $1.1 million.
●	Interest income increased $1.9 million or 7% to $29.0 million, which reflects the increase in average earnings assets and the reallocation of lower yielding assets into higher yielding loans.
●	Interest expense increased $749 thousand or 26% to $3.6 million.
●	Interest expense on deposits decreased $248 thousand.
●	Interest expense on the Bank’s Federal Home Loan Bank of San Francisco borrowings increased $1.1 million.
●	Interest expense on other borrowings decreased $138 thousand.

For the three months ended September 30, 2015 compared to the same period a year ago:

●	Net interest income increased $507 thousand.
●	Interest income increased $630 thousand or 7% to $9.7 million.
●	Interest expense increased $123 thousand or 11% to $1.3 million.
●	Interest expense on deposits decreased $77 thousand.
●	Interest expense on the Bank’s Federal Home Loan Bank of San Francisco borrowings increased $247 thousand.
●	Interest expense on other borrowings decreased $47 thousand.

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

During the first six months of 2014, the net cost of the Bank’s FHLB borrowings was reduced when hedge gains from a previous set of interest rate swaps, were reclassified out of accumulated other comprehensive income into earnings as a reduction of interest expense. As a result, interest expense on FHLB borrowings for the first nine months of 2014 was a $52 thousand.

Interest expense on other borrowings, primarily junior subordinated debentures was $143 thousand and $281 thousand for the first nine months of 2015 and 2014, respectively. At September 30, 2014 the Company had $5.1 million of junior subordinated debentures that carried a rate of LIBOR plus 3.30% and $10.3 million of junior subordinated debentures with a rate of LIBOR plus 1.58%. During December of 2014, the Company repaid the $5.1 million of junior subordinated debentures resulting in a decrease in interest on other borrowings in 2015.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax-equivalent basis was 3.82% for the nine months ended September 30, 2015, an increase of 11 basis points as compared to the same period a year ago. The increase in the net interest margin resulted from a 21 basis point increase in the tax-equivalent yield on average earning assets offset by a 10 basis point increase in interest expense to fund average earning assets. Maintaining our net interest margin in a historically low interest rate environment, while confronted with known increases in Federal Home Loan Bank of San Francisco borrowing costs will be challenging in the foreseeable future. Management will continue to reallocate the asset mix into higher yielding assets by pursuing organic loan growth and actively managing the investment securities portfolio within our accepted risk tolerance.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Interest Income/Expense and Yields/Rates Paid

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Net loans (1)	$705,762	$8,357	4.70%	$631,674	$7,350	4.62%
Taxable securities	115,165	743	2.56%	138,355	1,001	2.86%
Tax-exempt securities	76,190	592	3.08%	83,503	629	2.99%
Interest-bearing due from banks	30,430	40	0.52%	64,829	122	0.76%
Average interest-earning assets	927,547	9,732	4.16%	918,361	9,102	3.93%
Cash & due from banks	11,355			12,320
Bank premises	11,265			12,551
Other assets	41,867			40,815
Average total assets	$992,034			$984,047

Interest-bearing liabilities:
Interest-bearing demand	$284,508	116	0.16%	$270,395	123	0.18%
Savings deposits	93,230	53	0.23%	91,556	59	0.26%
Certificates of deposit	235,551	586	0.99%	260,592	650	0.99%
Federal Home Loan Bank of San Francisco Borrowings	86,359	475	2.18%	85,054	228	1.06%
Other borrowings	10,310	47	1.81%	15,465	94	2.41%
Average interest-bearing liabilities	$709,958	1,277	0.71%	$723,062	1,154	0.63%
Noninterest-bearing demand	158,232			142,426
Other liabilities	16,140			16,612
Shareholders’ equity	107,704			101,947
Average liabilities and shareholders’ equity	$992,034			$984,047
Net interest income and net interest margin		$8,455	3.62%		$7,948	3.43%
Tax equivalent net interest margin (2)			3.75%			3.57%

Interest income on loans includes fee expense of approximately $(109) thousand and $(81) thousand for the three months ended September 30, 2015 and 2014, respectively.

(1)    Average nonaccrual loans of $16.6 million and $26.0 million for the three months ended September 30, 2015 and 2014 are included, respectively.

(2)    Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $305 thousand and $324 thousand for the three months ended September 30, 2015 and 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Net loans (1)	$694,082	$24,572	4.73%	$614,494	$21,632	4.71%
Taxable securities	124,199	2,489	2.68%	150,157	3,230	2.88%
Tax-exempt securities	76,755	1,793	3.12%	84,560	1,916	3.03%
Interest-bearing due from banks	28,021	167	0.80%	63,034	386	0.82%
Average interest-earning assets	923,057	29,021	4.20%	912,245	27,164	3.98%
Cash & due from banks	10,832			10,903
Bank premises	11,738			11,984
Other assets	42,676			34,869
Average total assets	$988,303			$970,001

Interest-bearing liabilities:
Interest-bearing demand	$276,446	339	0.16%	$270,594	362	0.18%
Savings deposits	92,565	162	0.23%	91,484	173	0.25%
Certificates of deposit	242,569	1,771	0.98%	260,962	1,985	1.02%
Federal Home Loan Bank of San Francisco Borrowings	91,941	1,187	1.73%	78,388	52	0.09%
Other borrowings	10,310	143	1.85%	15,465	281	2.43%
Average interest-bearing liabilities	$713,831	3,602	0.67%	$716,893	2,853	0.53%
Noninterest-bearing demand	151,567			135,338
Other liabilities	16,719			15,658
Shareholders’ equity	106,186			102,112
Average liabilities and shareholders’ equity	$988,303			$970,001
Net interest income and net interest margin		$25,419	3.68%		$24,311	3.56%
Tax equivalent net interest margin (2)			3.82%			3.71%

Interest income on loans includes fee expense of approximately $(231) thousand and $(247) thousand for the nine months ended September 30, 2015 and 2014, respectively.

(1)   Average nonaccrual loans of $18.1 million and $26.8 million for the nine months ended September 30, 2015 and 2014 are included, respectively.

(2)   Tax-exempt income has been adjusted to a tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $924 thousand and $987 thousand for the nine months ended September 30, 2015 and 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Changes in Net Interest Income

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume variance) and changes in average rates (rate variance) for the three and nine months ended September 30, 2015 and 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended September 30, 2015 Over Three Months Ended September 30, 2014
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$875	$132	$1,007
Taxable securities	(157)	(101)	(258)
Tax-exempt securities (1)	(88)	32	(56)
Interest-bearing due from banks	(52)	(30)	(82)
Total increase (decrease)	578	33	611

Increase (decrease) in interest expense:
Interest-bearing demand	7	(14)	(7)
Savings deposits	1	(7)	(6)
Certificates of deposit	(62)	(2)	(64)
Federal Home Loan Bank of San Francisco borrowings	3	244	247
Other borrowings	(27)	(20)	(47)
Total (decrease) increase	(78)	201	123
Net increase (decrease)	$656	$(168)	$488

 (1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

	Nine Months Ended September 30, 2015 Over Nine Months Ended September 30, 2014
(Amounts in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Net loans	$2,817	$123	$2,940
Taxable securities	(531)	(210)	(741)
Tax-exempt securities (1)	(280)	94	(186)
Interest-bearing due from banks	(209)	(10)	(219)
Total increase (decrease)	1,797	(3)	1,794

Increase (decrease) in interest expense:
Interest-bearing demand	8	(31)	(23)
Savings deposits	2	(13)	(11)
Certificates of deposit	(136)	(78)	(214)
Federal Home Loan Bank of San Francisco borrowings	33	1,102	1,135
Other borrowings	(81)	(57)	(138)
Total (decrease) increase	(174)	923	749
Net increase (decrease)	$1,971	$(926)	$1,045

 (1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The Company made no provision for loan and lease losses during the first nine months of 2015 compared to a provision of $2.5 million during nine months ended September 30, 2014. See Note 6 - Loans in the Notes to Consolidated Financial Statements for further discussion.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2015 was $2.5 million, a decrease of $628 thousand, or 20%, compared to the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$52	$50	$2	4%	$153	$135	$18	13%
Payroll and benefit processing	138	127	11	9%	416	371	45	12%
Earnings on cash surrender value – life insurance	158	171	(13)	(8)%	482	459	23	5%
Gain (loss) on investment securities, net	137	32	105	328%	413	(252)	665	264%
Other	323	291	32	11%	1,079	2,458	(1,379)	(56)%
Total noninterest income	$808	$671	$137	20%	$2,543	$3,171	$(628)	(20)%

During the nine months ended September 30, 2015, the Company purchased 39 securities with weighted average yields of 2.34%. During the same period the Company sold 54 securities with weighted average yields 2.48%.

During June of 2014, the Company recognized $1.6 million in hedge gains in other noninterest income related to interest payments associated with previously forecasted FHLB advances.

NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 2015 was $18.3 million, a decrease of $973 thousand or 5% compared to the same period a year ago. The following table presents the key elements of noninterest expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change	Change			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Noninterest expense:
Salaries & related benefits	$3,208	$3,520	$(312)	(9)%	$10,693	$10,664	$29	0%
Premises & equipment	714	749	(35)	(5)%	2,157	2,069	88	4%
Write-down of other real estate owned	—	—	—	—%	—	290	(290)	(100)%
FDIC insurance premium	159	204	(45)	(22)%	544	584	(40)	(7)%
Data processing	243	226	17	8%	736	656	80	12%
Professional service fees	337	283	54	19%	1,167	817	350	43%
Other	913	789	124	16%	2,992	4,182	(1,190)	(28)%
Total noninterest expense	$5,574	$5,771	$(197)	(3)%	$18,289	$19,262	$(973)	(5)%

Salaries and related benefits expense for the three months ended September 30, 2015 were $3.2 million, a decrease of $312 thousand or 9% compared to the same period a year ago. The decrease in salaries and related benefits was primarily driven by increased deferred loan origination costs as a result of increased loan production and implementation of an updated loan origination cost study.

During the first quarter of 2014 management determined that there was further impairment on commercial property held in OREO and recorded a write-down of the carrying value in the amount of $290 thousand. There were no write-downs recorded for OREO during the nine months ended September 30, 2015 See Note 7 - Other Real Estate Owned in the Notes to Consolidated Financial Statements for further discussion.

Professional service fees for the three and nine months ended September 30, 2015 were $337 thousand and $1.2 million, an increase of $54 thousand or 19% and $350 thousand or 43% compared to the same periods a year ago, respectively. The increase in professional service fees during the current year is driven by increased use of outside services.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other noninterest expense for the nine months ended September 30, 2015 was $3.0 million, a decrease of $1.2 million, compared to the same period a year ago. During March of 2014 the Company negotiated the settlement of a note receivable from its former mortgage subsidiary which resulted in a loss of $1.4 million.

INCOME TAXES

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects the Company's tax provision and the related effective tax rate for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Provision for income taxes	$1,164	$525	$2,957	$1,676
Effective tax rate	31.55%	29.20%	30.57%	29.30%

The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from Low Income Housing Tax Credits (“LIHTC”). The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Operations as a component of income tax expense. The Company’s effective tax rate is derived from income tax expense divided by income before provision for income taxes. While pre-tax income has continued to increase, the company’s anticipated tax credits (from qualified low income housing investments) and tax exempt income (from municipal bonds and BOLI) have not increased. As these items comprise an ever decreasing percentage of pre-tax income, the Company’s income tax provision as a percent of pre-tax income increases.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

BALANCE SHEET

As of September 30, 2015, the Company had total consolidated assets of $990.7 million, gross loans of $718.5 million, an ALLL of $10.9 million, deposits outstanding of $779.5 million, and shareholders’ equity of $108.7 million.

As of September 30, 2015, the Company maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $8.6 million. The Company also held interest-bearing deposits in the amount of $16.7 million.

Available-for-sale investment securities totaled $157.3 million at September 30, 2015, compared with $187.0 million at December 31, 2014. During the first nine months of 2015, the Company purchased 39 securities with a par value of $49.9 million and weighted average yield of 2.34% and sold 54 securities with a par value of $59.1 million and weighted average yield of 2.48%. The sales activity resulted in $413 thousand in net realized gains for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company also received $18.3 million in proceeds from principal payments, calls and maturities within the available-for-sale investment securities portfolio. Average securities balances and weighted average tax equivalent yields for the nine months ended September 30, 2015 and 2014 were $201.0 million and 3.46% compared to $234.7 million and 3.49%, respectively. Reductions in the available-for-sale investment portfolio during the nine months ended September 30, 2015 were used to fund higher yielding loan assets and reduce Federal Home Loan Bank of San Francisco borrowings.

During the current quarter, the Company’s securities transactions were focused on improving credit quality and continuing to shorten the effective duration of the portfolio in anticipation of rising interest rates. Management will continue to actively seek out opportunities to reduce the overall effective duration of the portfolio and accelerate cash flows, while also improving credit quality and liquidity. This strategy could entail absorbing small losses and slightly reduced yields within the portfolio to meet longer term objectives. At September 30, 2015, the Company’s net unrealized gains on available-for-sale investment securities were $1.6 million compared with $1.8 million and $1.5 million at September 30, 2014 and June 30, 2015, respectively. The increase in net unrealized gains during the current quarter resulted primarily from increases in the fair value of the Company’s municipal bond portfolio, as a result of increases in interest rates.

The Company recorded gross loan balances of $718.5 million at September 30, 2015, compared with $660.9 million at December 31, 2014; an increase of $57.6 million. The increase in gross loans compared to the prior year was driven by strong organic loan originations and the purchase of wholesale loan pools. During the nine months ended September 30, 2015, the Company purchased $28.3 million and $6.4 million in consumer and commercial real estate investor loan pools, respectively. See Note 16 - Purchase of Financial Assets in the Notes to the Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

The Company continues to monitor credit quality, and adjust the ALLL to ensure that the ALLL is maintained at a level that management believes is adequate to cover estimated credit losses in the loan and lease portfolio. The increase in the ALLL during the nine months ended September 30, 2015 resulted from net loan loss recoveries of $71 thousand. As a result of net recoveries, and continued improved asset quality, no additional provision for loan and lease losses was deemed necessary during the current year. The Company’s ALLL as a percentage of gross loans was 1.52% as of September 30, 2015 compared 1.64% as of December 31, 2014.

At September 30, 2015, given the Bank’s ALLL methodology which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, management believes the Company’s ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $6.1 million to $15.6 million, or 2.17% of gross loans, as of September 30, 2015, compared to $21.7 million, or 3.28% of gross loans as of December 31, 2014. Past due loans as of September 30, 2015 decreased to $13.4 million, compared to $18.7 million as of December 31, 2014. The decrease in past due loans occurred primarily in the commercial and 1-4 family residential loan portfolios. Management believes that risk grading for past due loans appropriately reflects the risk associated with the past due loans.

The Company’s OREO balance at September 30, 2015, was $1.5 million compared to $502 thousand at December 31, 2014. During the third quarter of 2015, the addition of four nonfarm nonresidential properties and two 1-4 family residential properties were partially offset by the sale of one nonfarm nonresidential property and two 1-4 family residential properties. See Note 7 - Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to the Company’s OREO portfolio.

Premises and equipment totaled $11.1 million at September 30, 2015, a decrease of $1.2 million compared to $12.3 million at December 31, 2014. Bank-owned life insurance increased $482 thousand during the nine months ended September 30, 2015 to $22.3 million compared to $21.8 million at December 31, 2014. The Company’s net deferred tax assets were $10.6 million at September 30, 2015, compared to $10.2 million at December 31, 2014. Other assets which include the Bank’s investment in low income housing tax credits and investment in Federal Home Loan Bank of San Francisco stock totaled $18.1 million at September 30, 2015, compared to $19.9 million at December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total deposits as of September 30, 2015 were $779.5 million compared to $789.0 million at December 31, 2014, a decrease of $9.5 million. During the first nine months of 2015, total non-maturing deposits increased $6.7 million or 1% while certificates of deposit decreased $16.2 million or 7%. Management anticipates core deposit growth throughout the remainder of the year and desires to continue to reduce reliance on certificates of deposit as a funding source.

Federal Home Loan Bank of San Francisco borrowings totaled $75.0 million at September 30, 2015, and December 31, 2014. Junior subordinated debentures were $10.3 million for both September 30, 2015 and December 31, 2014. Other liabilities which include the Bank’s supplemental executive retirement plan, derivative instruments, and funding obligation for investments in qualified affordable housing projects decreased $2.0 million to $17.2 million as of September 30, 2015 compared to $19.2 million at December 31, 2014.

The Company repurchased 700,000 common shares under a plan announced and completed in the second quarter of 2014. As such, the weighted average number of dilutive common shares outstanding for the nine months ended September 30, 2015 decreased by 223,874 shares compared to the same period a year ago.

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

Available-for-sale investment securities totaled $157.3 million at September 30, 2015, compared $187.0 million at December 31, 2014, respectively. During the first three quarters of 2015, reductions in the available-for-sale investment portfolio were used to fund higher yielding loan assets and reduce Federal Home Loan Bank of San Francisco borrowings.

The Company’s held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for the Bank’s local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had carrying amounts of $36.1 million at September 30, 2015, compared with $36.8 million at December 31, 2014. There were no held-to-maturity securities purchased during the nine months ended September 30, 2015.

The following table presents the investment securities portfolio by classification and major type as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
(Amounts in thousands)	2015	2014
Available-for-sale securities: (1)
U.S. government & agencies	$3,998	$6,393
Obligations of state and political subdivisions	57,453	54,363
Residential mortgage backed securities and collateralized mortgage obligations	34,058	47,015
Corporate securities	36,560	37,734
Commercial mortgage backed securities	9,266	10,389
Other asset backed securities	15,974	31,092
Total	$157,309	$186,986
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$36,093	$36,806

 (1) Available-for-sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents information regarding the amortized cost, maturity structure and average yield of the investment portfolio at September 30, 2015.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$3,931	3.20%	$—	—%	$—	—%	$3,931	3.20%
Obligations of state and political subdivisions	791	2.50%	5,509	2.86%	27,043	3.07%	22,435	2.69%	55,778	2.89%
Mortgage backed securities and collateralized mortgage obligations	1,388	3.73%	23,872	2.84%	8,831	3.21%	—	—%	34,091	2.97%
Corporate securities	5,058	0.79%	18,058	2.47%	10,771	2.50%	2,644	2.05%	36,531	2.21%
Commercial mortgage backed securities	—	—%	—	—%	2,025	2.09%	7,333	2.78%	9,358	2.63%
Other asset backed securities	—	—%	—	—%	1,943	1.39%	14,051	2.95%	15,994	2.76%
Total	$7,237	1.54%	$51,370	2.74%	$50,613	2.87%	$46,463	2.74%	$155,683	2.73%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$1,504	3.41%	$16,619	2.96%	$17,970	3.25%	$36,093	3.12%

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

The Company recorded gross loan balances of $718.5 million at September 30, 2015, compared with $660.9 million at December 31, 2014; an increase of $57.6 million. The increase in gross loans compared to the prior year was driven by strong organic loan originations and the purchase of wholesale loan pools. See Note 16 - Purchase of Financial Assets in the Notes to the Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the composition of the loan portfolio as of September 30, 2015 and December 31, 2014.

	September 30,	% of Gross	December 31,	% of Gross
(Amounts in thousands)	2015	Loans	2014	Loans
Commercial	$144,749	20%	$150,253	23%
Commercial real estate:
Real estate - construction and land development	29,701	4	30,099	5
Real estate - commercial non-owner occupied	237,597	34	213,883	32
Real estate - commercial owner occupied	151,762	21	120,324	18
Residential real estate:
Real estate - residential - ITIN	50,162	7	52,830	8
Real estate - residential - 1-4 family mortgage	12,185	2	13,156	2
Real estate - residential - equity lines	45,733	6	44,981	7
Consumer and other	46,644	6	35,372	5
Gross loans	718,533	100%	660,898	100%
Deferred loan fees, net	718		157
Loans, net of deferred fees and costs	719,251		661,055
Allowance for loan and lease losses	(10,891)		(10,820)
Net loans	$708,360		$650,235

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of September 30, 2015, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$48,966	$46,991	$48,792	$144,749
Commercial real estate:
Real estate - construction and land development	11,417	8,001	10,283	29,701
Real estate - commercial non-owner occupied	9,962	38,814	188,821	237,597
Real estate - commercial owner occupied	9,427	24,224	118,111	151,762
Residential real estate:
Real estate - residential - ITIN	—	—	50,162	50,162
Real estate - residential - 1-4 family mortgage	576	982	10,627	12,185
Real estate - residential - equity lines	3,055	2,388	40,290	45,733
Consumer and other	41,651	641	4,352	46,644
Gross loans	$125,054	$122,041	$471,438	$718,533
Loans due after one year with:
Fixed rates		$53,009	$139,216	$192,225
Variable rates		69,032	332,222	401,254
Total		$122,041	$471,438	$593,479

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

The following table presents the recorded investment in purchased loans at September 30, 2015 and December 31, 2014.

(Amounts in thousands)	September 30, 2015		December 31, 2014
Purchased Loans	Balance	% of Gross Loans	Balance	% of Gross Loans
Commercial	$—	—%	$304	—%
Commercial real estate	45,273	6	42,051	6
Residential real estate	60,822	8	65,019	10
Consumer and other	43,276	6	32,164	5
Total purchased loans	$149,371	20%	$139,538	21%

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

The following table summarizes our nonperforming assets as of September 30, 2015 and December 31, 2014.

(Amounts in thousands)	September 30,	December 31,
Nonperforming Assets	2015	2014
Commercial	$2,506	$5,112
Commercial real estate:
Real estate - commercial non-owner occupied	5,154	8,318
Real estate - commercial owner occupied	1,928	1,378
Total commercial real estate	7,082	9,696
Residential real estate:
Real estate - residential - ITIN	4,228	4,647
Real estate - residential - 1-4 family mortgage	1,669	2,135
Real estate - residential - equity lines	23	24
Total residential real estate	5,920	6,806
Consumer and other	33	35
Total nonaccrual loans	15,541	21,649
90 days past due and still accruing	52	23
Total nonperforming loans	15,593	21,672
Other real estate owned	1,525	502
Total nonperforming assets	$17,118	$22,174
Nonperforming loans to loans, net of deferred fees and costs	2.17%	3.28%
Nonperforming assets to total assets	1.73%	2.22%

The Company is continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing has been performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, the Company believes our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

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

As of September 30, 2015, the Company had $18.0 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of September 30, 2015, the Company had 121 restructured loans that qualified as troubled debt restructurings, of which 102 loans were performing according to their restructured terms. Troubled debt restructurings represented 2.51% of gross loans as of September 30, 2015, compared with 3.55% at December 31, 2014.

At September 30, 2015 and December 31, 2014, impaired loans of $6.9 million and $9.2 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Company had no obligation to lend additional funds on the restructured loans as of September 30, 2015.

The following table sets forth a summary of the Company’s restructured loans that qualify as TDRs as of September 30, 2015 and December 31, 2014.

(Amounts in thousands)	September 30,	December 31,
Troubled Debt Restructurings	2015	2014
Accruing troubled debt restructurings:
Commercial	$56	$1,485
Commercial real estate:
Real estate - commercial non-owner occupied	828	840
Real estate - commercial owner occupied	—	858
Residential real estate:
Real estate - residential - ITIN	5,423	5,462
Real estate - residential - equity lines	563	579
Total accruing troubled debt restructurings	$6,870	$9,224
Nonaccruing troubled debt restructurings:
Commercial	$1,248	$2,136
Commercial real estate:
Real estate - commercial non-owner occupied	5,154	8,317
Real estate - commercial owner occupied	1,928	1,080
Residential real estate:
Real estate - residential - ITIN	2,562	2,420
Real estate - residential - 1-4 family mortgage	224	242
Consumer and other	33	35
Total nonaccruing troubled debt restructurings	$11,149	$14,230
Total troubled debt restructurings:
Commercial	$1,304	$3,621
Commercial real estate:
Real estate - commercial non-owner occupied	5,982	9,157
Real estate - commercial owner occupied	1,928	1,938
Residential real estate:
Real estate - residential - ITIN	7,985	7,882
Real estate - residential - 1-4 family mortgage	224	242
Real estate - residential - equity lines	563	579
Consumer and other	33	35
Total troubled debt restructurings	$18,019	$23,454
Total troubled debt restructurings to loans gross loans outstanding at period end	2.51%	3.55%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at September 30, 2015, increased $71 thousand to $10.9 million compared to $10.8 million at December 31, 2014. The Company recorded net recoveries of $71 thousand for the nine months ended September 30, 2015 compared to net charge offs of $6.5 million for the year ended December 31, 2014. During the first nine months of 2015 net loan loss recoveries combined with continuing improved asset quality resulted in no additional provision for loan and lease losses.

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

The following table summarizes the activity in the ALLL reserves at September 30, 2015, December 31, 2014 and September 30, 2014

	September 30,	December 31,	September 30,
(Amounts in thousands)	2015	2014	2014
Beginning balance ALLL	$10,820	$14,172	$14,172
Provision for loan and lease loss charged to expense	—	3,175	2,500
Loans charged off	(1,669)	(7,319)	(6,944)
Loan and lease loss recoveries	1,740	792	672
Ending balance ALLL	$10,891	$10,820	$10,400

Nonaccrual loans at period end:
Commercial	$2,506	$5,112	$7,065
Real estate - commercial non-owner occupied	5,154	8,318	8,518
Real estate - commercial owner occupied	1,928	1,378	1,378
Real estate - residential - ITIN	4,228	4,647	5,281
Real estate - residential - 1-4 family mortgage	1,669	2,135	2,157
Real estate - residential - equity lines	23	24	89
Consumer and other	33	35	—
Total nonaccrual loans	15,541	21,649	24,488
Accruing troubled-debt restructured loans:
Commercial	56	1,485	1,585
Real estate - commercial non-owner occupied	828	840	844
Real estate - commercial owner occupied	—	858	863
Real estate - residential - ITIN	5,423	5,462	5,222
Real estate - residential - equity lines	563	579	584
Total accruing restructured loans	6,870	9,224	9,098

All other accruing impaired loans	494	535	757
Total impaired loans	$22,905	$31,408	$34,343

Gross loans outstanding at period end	$718,533	$660,898	$649,695

Ratio of ALLL to gross loans outstanding at period end	1.52%	1.64%	1.60%
Nonaccrual loans to gross loans outstanding at period end	2.16%	3.28%	3.77%

As of September 30, 2015, impaired loans totaled $22.9 million, of which $15.5 million were in nonaccrual status. Of the total impaired loans, $9.7 million or 121 were ITIN loans with an average balance of approximately $80 thousand. The remaining impaired loans consist of 12 commercial loans, six commercial real estate loans, seven residential mortgages, 11 home equity loans and one consumer loan.

At September 30, 2015, impaired loans had a corresponding valuation allowance of $789 thousand. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Amounts in thousands)	Amount	% Loan Category	Amount	% Loan Category
ALLL at end of period applicable to:
Commercial	$3,419	31%	$3,503	33%
Commercial real estate:
Real estate - construction and land development	382	4	388	4
Real estate - commercial non-owner occupied	2,714	25	2,741	25
Real estate - commercial owner occupied	2,127	20	1,746	16
Residential real estate:
Real estate - residential - ITIN	572	5	836	8
Real estate - residential - 1-4 family mortgage	157	1	150	1
Real estate - residential - equity lines	536	5	684	6
Consumer and other	603	6	450	4
Unallocated	381	3	322	3
Total ALLL	$10,891	100%	$10,820	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of September 30, 2015, the unallocated allowance amount represented 3% of the ALLL, compared to 3% at December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

Deposits

Total deposits as of September 30, 2015 were $779.5 million compared to $789.0 million at December 31, 2014, a decrease of $9.5 million. The following table presents the deposit balances by major category as of September 30, 2015, and December 31, 2014.

	September 30, 2015		December 31, 2014
(Amounts in thousands)	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$162,437	21%	$157,557	20%
Interest-bearing demand	295,209	37	298,160	38
Savings	93,367	12	88,569	11
Time, $100,000 or greater	193,363	25	204,103	26
Time, less than $100,000	35,129	5	40,646	5
Total	$779,505	100%	$789,035	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the distribution of our year to date average daily balances and their respective rate as of September 30, 2015, and December 31, 2014.

	September 30, 2015		December 31, 2014
(Amounts in thousands)	Average Balance	Rate	Average Balance	Rate
Interest-bearing demand	$141,872	0.16%	$138,547	0.16%
Money market accounts	134,574	0.17%	133,836	0.19%
Savings	92,565	0.23%	91,108	0.25%
Certificates of deposit	242,569	0.98%	259,445	1.01%
Interest-bearing deposits	611,580	0.50%	622,936	0.53%
Noninterest-bearing demand	151,567		139,792
Average total deposits	$763,147		$762,728

Federal Home Loan Bank of San Francisco borrowings (1)	$91,941	1.73%	$77,534	0.54%
Junior subordinated debentures	10,310	1.85%	15,239	2.38%
Average total borrowings	$102,251	1.74%	$92,773	0.85%
(1) Borrowing rate on Federal Home Loan Bank of San Francisco borrowings includes impact of interest rate swaps

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in amounts of $100,000 or more as of September 30, 2015.

September 30,
(Amounts in thousands)	2015
Maturing in:
Three months or less	$25,699
Three through six months	20,323
Six through twelve months	31,369
Over twelve months	115,972
Total	$193,363

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

In accordance with regulatory Call Report instructions, the Bank has filed quarterly Call Reports which listed brokered deposits of $85.3 million, and $97.9 million at September 30, 2015 and December 31, 2014, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $67.8 million and $90.3 million, respectively which management does not consider to be brokered.

BORROWINGS

At September 30, 2015, the Bank had term debt outstanding with a carrying value of $75.0 million compared to $75.0 million at December 31, 2014. Advances from the Federal Home Loan Bank of San Francisco amounted to 100% of the total term debt and are secured by commercial real estate and residential mortgage loans. At September 30, 2015, the Company had one variable rate advance for $75.0 million at 0.30% that matures in 2016.

Junior Subordinate Debentures

Bank of Commerce Holdings Trust

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During March 2003, the Holding Company participated in a private $5.0 million placement of fixed rate trust preferred securities (the “Trust Preferred Securities”) through a newly formed wholly-owned Delaware trust affiliate, Bank of Commerce Holdings Trust (the “Trust”). The Trust simultaneously issued $155 thousand common securities to the Holding Company. The Trust Preferred Securities paid distributions on a quarterly basis at three month LIBOR plus 3.30%. The rate increase was capped at 2.75% annually and the lifetime cap was 12.5%. The final maturity on the Trust Preferred Securities was April 7, 2033, and the covenants allowed for redemption after five years on the quarterly payment date.

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

During December 2014, the Company paid $4.6 million in complete satisfaction of the Notes. Simultaneously, the Trust redeemed the Trust Preferred Securities by distributing $4.6 million to the institutional investor. The transaction resulted in a gain of $406 thousand and a $155 thousand reduction of the Holding Company’s common stock investment in the Trust.

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 1.58%. The effective interest rate at September 30, 2015, was 1.92%. The final maturity on the Trust Preferred Securities is September 15, 2035, and the covenants allow for redemption at the Holding Company’s option during any quarter until maturity.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. The Bank may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 3% of total deposits at September 30, 2015 and December 31, 2014. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, or issue brokered certificates of deposit.

The Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $221.9 million as of September 30, 2015; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $23.0 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at September 30, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2015, the Bank is required to obtain regulatory approval from the California Department of Business Oversight for payment of a dividend or other distribution to the Holding Company. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $10.3 million (issued amount) of outstanding junior subordinated debentures. The Bank received approval from the California Department of Business Oversight and paid $2.0 million in dividends to the Holding Company during the nine months ended September 30, 2015. As of September 30, 2015, the Holding Company did not have any other borrowing arrangements of its own.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of 7.6 million was provided by operating activities for the nine months ended September 30, 2015. The material differences between cash provided by operating activities and net income consisted of non-cash items including: $1.4 million of net amortization of investment premiums and accretion of discounts, and $1.1 million in provision for depreciation and amortization.

Net cash of $30.0 million used for investing activities consisted principally of $34.8 million in purchase of loan pools and $26.5 million in net loan originations partially offset by $18.3 million in proceeds from maturities and payments from available-for-sale investment securities and $9.2 million in net proceeds from purchase and sales of available-for-sale investment securities.

Net cash of $10.7 million used for financing activities consisted principally of a $16.3 million decrease in certificate of deposit accounts and $1.2 million in dividends on common and preferred stock partially offset by $6.7 million increase in demand deposit and savings accounts.

CAPITAL RESOURCES

We use capital to fund organic growth and pay dividends. The objective of effective capital management is to produce above market long term returns by using capital when returns are perceived to be high and issuing capital when costs are perceived to be low. Our potential sources of capital include retained earnings, common and preferred stock issuance, and issuance of subordinated debt, senior debt or trust notes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject to, as of September 30, 2015.

 BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Holding Company and the Bank’s capital amounts and ratios as of September 30, 2015, are presented in the following table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$89,114	9.96%	n/a	4.50%
Tier 1 capital ratio	$118,596	13.25%	n/a	6.00%
Total capital ratio	$129,788	14.50%	n/a	8.00%
Tier 1 leverage ratio	$118,596	11.98%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$118,047	13.20%	6.50%	4.50%
Tier 1 capital ratio	$118,047	13.20%	8.00%	6.00%
Total capital ratio	$129,239	14.45%	10.00%	8.00%
Tier 1 leverage ratio	$118,047	11.95%	5.00%	4.00%

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

The final rules also provide for a number of adjustments to and deductions from the new CET1, as well as changes to the calculation of risk-weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banks with $250 billion or less in total assets, may make a one-time permanent election to continue to exclude these items. The Company and Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of September 30, 2015 amounts in these categories did not exceed the regulatory limits.

Based on management’s review and analysis of Basel III, management believes that the Holding Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules.

Total shareholders’ equity at September 30, 2015, was $108.7 million, compared to shareholder’s equity of $103.6 million reported at December 31, 2014. During the nine months ended September 30, 2015, the increase in shareholders’ equity was due to net income from operations and the exercise of stock options.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate, was calculated on the aggregate Liquidation Amount, and was initially set at 5% per annum based upon the initial level of Qualified Small Business Lending (“QSBL”) by the Bank. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the commencement of the Agreement. As a result of increased qualified lending, dividends on preferred stock for the SBLF program are fixed at the current rate of 1%.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management is actively considering various debt alternatives to fully fund the redemption of the $20.0 million of SBLF preferred stock and have made application to the Company’s primary regulator, the Federal Reserve Bank of San Francisco for permission to do so. If the Company’s Series B Preferred Stock remains outstanding beyond December 2015, the dividend rate will increase from its current 1% to 5%, and in April 2016 to 9%. This increase in the Series B Preferred Stock annual dividend rate could have a material adverse effect on our earnings and could also adversely affect our ability to pay dividends on our common shares.

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

Cash Dividends and Payout Ratios per Common Share

During the nine months ended September 30, 2015 and 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share per quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
Dividend payout ratio	17%	33%	18%	31%

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s assessment of market risk as of September 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of September 30, 2015, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the first nine months of 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BANK OF COMMERCE HOLDINGS

(Registrant)

Date: November 6, 2015	/s/ James A Sundquist
James A. Sundquist
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)