Form 10-K
period 2015-12-31
Bank of Commerce Holdings
filed 2016-03-08
CIK 702513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 0-25135

Bank of Commerce Holdings

(Exact name of Registrant as specified in its charter)

California	94-2823865
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1901 Churn Creek Road
Redding, California	96002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 722-3939

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value per share	NASDAQ Global Market

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

As of the last day of the second fiscal quarter of 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $ 71,097,264 based on the closing sale price of $5.67 as reported on the NASDAQ Global Market as of June 30, 2015.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

The number of shares of the registrant’s no par value Common Stock outstanding as of March 2, 2016 was 13,441,606.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant for its 2016 Annual Meeting of Shareholders, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause our actual results to differ materially from those expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in California in which we conduct operations;

●	Our failure to realize all of the anticipated benefits of our pending branch purchases;

●	Difficulties in integrating the acquired bank branches from Bank of America;
●	Our inability to successfully manage our growth or implement our growth strategy;
●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve Board;
●	Continued volatility in the capital or credit markets;
●	Changes in the financial performance and/or condition of our borrowers;
●	Our concentration in real estate lending;
●

Developments and changes in laws and regulations, including increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the California Department of Business Oversight;

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

●	Our inability to manage the risks involved in the foregoing.

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

Item 1 - Business

Bank of Commerce Holdings (“Holding Company,” “we,” or “us”) is a corporation organized under the laws of California and a bank holding company (“BHC”) registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). We have an unconsolidated subsidiary in Bank of Commerce Holdings Trust II, which was organized in connection with our prior issuance of trust preferred securities. Our common stock is traded on the NASDAQ Global Market under the symbol “BOCH.”

We commenced banking operations in 1982 and currently operate four full service facilities in two diverse markets in Northern California. We provide a wide range of financial services and products for business and retail customers, which are competitive with those traditionally offered by banks of similar size in California. As of December 31, 2015, we operated under one primary business segment: Commercial Banking. Additional information regarding operating segments can be found in Note 2 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this document.

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

On October 28, 2015, we announced the execution of a definitive agreement to purchase five northern California branches of Bank of America, National Association (the “Branch Acquisition”) which will close on March 11, 2016. Upon completion of the Branch Acquisition, we expect to acquire approximately $160.0 million of deposits and $4.0 million of premises and equipment. We agreed to pay an amount equal to 2.83% of the average daily closing balance (including accrued interest) of the deposits for the thirty (30) calendar day period prior to the closing date. See Note 25 Acquisition in the Notes to Consolidated Financial Statements.

On December 10, 2015, the Holding Company entered into a Loan Agreement pursuant to which the Holding Company obtained a $10.0 million loan from NexBank SSB (the “Loan”). The Holding Company also entered into a Subordinated Note Purchase Agreement with certain institutional investors (the “Private Placement’) for the issuance and sale to the investors of $10.0 million in aggregate principal amount of fixed to floating rate subordinated notes. See Note 12 Term Debt in the Notes to Consolidated Financial Statements. The proceeds of the Loan and the Private Placement were used to redeem, on December 11, 2015, all of the outstanding shares of the Holding Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), held by the US Treasury Department under the Small Business Lending Fund Program (the “SBLF Redemption”). The Holding Company paid $20.0 million to redeem the Series B Preferred Stock and $39 thousand in accrued but unpaid dividends. As a result of the SBLF Redemption, the Holding Company’s obligations under the Securities Purchase Agreement (the “Securities Agreement”), dated September 27, 2011 between the Secretary of the US Treasury Department and the Holding Company, are terminated.

Although there have been indications that economic conditions are improving, the pace of expansion has been modest and uneven and ongoing uncertainty in the economy and low interest rates will likely continue to present a challenging banking environment going forward. As a result, our future operating results and financial performance will be significantly affected by the course of economic activity. However, we have substantially improved our risk profile which has resulted in stronger and sustainable revenues and lower credit costs, and which we believe has positioned the Company well to meet this challenging environment with continued success.

Our governance structure enables us to manage all major aspects of our business effectively through an integrated process that includes financial, strategic, risk and leadership planning. Our management processes, structures and policies and procedures help to ensure compliance with laws and regulations and provide clear lines of authority for decision-making and accountability. Results are important, but we are equally concerned with how we achieve those results. Our core values and our commitment to high ethical standards are material to sustaining public trust and confidence in our Company.

Historically, our primary business strategy has been to provide comprehensive banking and related services to small and mid-sized businesses, not-for-profit organizations, and professional service providers as well as banking services for consumers, primarily business owners and their key employees. Subsequent to our Branch Acquisition, our strategy will expand to include a greater emphasis on meeting the banking needs of northern California retail depositors. We continue to emphasize the diversity of our product lines and high levels of personal service. Through our technology, we offer convenient access typically associated with larger financial institutions, while maintaining the local decision-making authority and market knowledge, typical of a local community bank. Management intends to continue to pursue our business strategy through the following initiatives:

Utilize the Strength of Our Management Team. We believe the experience, depth and knowledge of our management team represent one of our greatest strengths and competitive advantages.

Leverage Our Existing Foundation for Additional Growth. Based on certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective avenues. We believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain appropriate capital ratios.

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

Build a Stable Core Deposit Base. We continue to focus on increasing a stable core deposit base of business and retail customers. We believe that our Branch Acquisition will allow us to reduce our historic reliance on Federal Home Loan Bank of San Francisco borrowings. We intend to continue our practice of developing a full deposit relationship with each of our loan customers, their business partners, and key employees.

General

As a bank holding company, the Holding Company is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or “FRB”). The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a listed company on the NASDAQ Global Market, the Holding Company is subject to the rules of the NASDAQ for listed companies.

The Holding Company’s subsidiary bank is subject to regulations and examinations primarily by the Federal Deposit Insurance Corporation (“FDIC”) and by the California Department of Business Oversight (“CDBO”).

Holding Company Activities

The Holding Company’s primary subsidiary is a bank and, if the Bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than “satisfactory”, the Holding Company may be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Bank’s current CRA rating is at least “satisfactory”.

To qualify as “well-capitalized,” the Company must, on a consolidated basis: (1) maintain a total risk-based capital ratio of 10% or greater, (2) maintain a Tier 1 risk-based capital ratio of 8% (increased from 6%) or greater, and (3) maintain a Common Equity Tier 1 capital ratio of 4.5% (4) not be subject to any order by the FRB to meet a specified capital level. As of December 31, 2015, the Company’s total risk-based capital ratio was 13.52%, its Tier 1 capital was 11.16% and its Common Equity Tier 1 capital ratio was 10.06% and the Company is not under a FRB order.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized”. There are no conditions or events since the notification that management believes have changed the Bank’s rating.

Principal Markets

We operate in two distinct markets. We are the only independent commercial bank headquartered in Redding, California. We also operate in the greater Sacramento region under the name Sacramento Bank of Commerce, a division of Redding Bank of Commerce. We believe that these two markets complement each other, with the Redding market historically providing a stable deposit base and the greater Sacramento market providing growth opportunities. Upon the completion of the pending Branch Acquisition scheduled to close March 11, 2016, we will add five branch locations located in Colusa, Corning, Orland, Willows, and Yreka, California, increasing our total branch offices to nine locations.

Principal Products and Services

Most of our current customers are small to medium sized businesses, professionals and other individuals with medium to high net worth, and most of our deposits are obtained from such customers. Subsequent to our Branch Acquisition, our strategy will expand to include a greater emphasis on retail depositors and their consumer loan needs.

We provide a wide range of financial services and products for business and consumer customers. The services we offer include those traditionally offered by banks of similar size and character in California. Our principal products include the following types of accounts; checking, interest-bearing checking, savings, certificate of deposit, money market deposit. We also offer sweep arrangements, commercial loans, construction loans, term loans, safe deposit boxes, and electronic banking services. We currently do not offer trust services or international banking services.

The majority of the loans we originate are direct loans made to individuals and small businesses in our principal markets. We accept as collateral for loans, real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment and other general business assets such as accounts receivable and inventory. In addition to direct lending, our loan portfolio includes a loans that were purchased as pools of loans, or participations where a portion of a loan was originated by another lending institution.

Dividends

The principal source of the Holding Company’s cash is dividends received from the Bank, which are subject to government regulation and limitations on the Bank’s ability to pay dividends. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Basel III (discussed below) introduces additional potential restrictions on dividends.

Banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). As of January 1, 2015, the Bank was required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company and was granted permission by the CDBO to make four dividend payments, one for each calendar quarter of 2015. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the CDBO.

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

As a result of the Holding Company’s SBLF Redemption, the Holding Company is no longer subject to the restrictions on the payment of dividends and repurchase of shares set forth in the Securities Agreement it signed in order to participate in the Small Business Lending Fund. Prior to its SBLF Redemption, the Holding Company could only repurchase shares of its common stock (or other stock junior to the stock issued pursuant to the Small Business Lending Fund) if, after such repurchase, the dollar amount of the Holding Company’s Tier 1 capital would be at least 90% of the amount existing at the time immediately following the investment date excluding any subsequent net charge offs and redemptions of the SBLF shares since the investment date. These restrictions as well as the Holding Company’s obligations under the Securities Agreement have been terminated.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. On July 2, 2013, the federal banking agencies implemented final rules (the “Final Rules”) that substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. The phase-in period for the Final Rules began for the Company on January 1, 2015 with full compliance with the Final Rules phased in by January 1, 2019.

Effective January 1, 2015 Basel III:

●	Creates “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition;

●	Establishes a required minimum risk-based capital ratio for Tier 1 Common Equity at 4.5 percent and adds a 2.5 percent capital conversation buffer;

●	Increases the required Tier 1 Capital risk-based ratio to 6.0 percent and the required total capital risk-based ratio to 8.0 percent;

●	Set the required minimum leverage ratio at 4.0 percent; and

●

Allows for permanent grandfathering of non-qualifying instruments, such as trust preferred securities, issued prior to May 19, 2010 for depository institution holding companies with less than $15.0 billion in total assets as of year-end 2009, subject to a limit of 25 percent of Tier 1 capital.

The new capital rules require the Bank to meet the capital conservation buffer requirement of 2.5% phased in between 2016 and 2019 in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. These new capital rules also change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital. The Final Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well-capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.

On December 10, 2015, the Holding Company issued $10.0 million in aggregate principal amount of Subordinated Notes to certain institutional investors. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules. See Risk Factors - No assurance can be given that the Subordinated Notes will qualify as Tier 2 Capital in this document for further detail on potential risks relating to the Subordinated Notes.

Management believes that, as of December 31, 2015, the Holding Company and the Bank meet all capital adequacy requirements under the Final Rules to qualify as a “well-capitalized” institution.

Competition

We engage in the highly competitive financial services industry. Generally, the lines of activity and markets served involve competition with other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance entities which offer financial services, located both domestically and through alternative delivery channels such as the Internet. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures. The methods of competition center around various factors, such as customer service, interest rates on loans and deposits, lending limits, customer convenience and technological advances.

Securities firms, insurance companies and brokerage houses that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type will significantly change the competitive environment in which we conduct business.

In order to compete with major banks and other competitors in our primary service areas, we rely upon;

●	The experience of our executive and senior officers;

●	Our specialized services and local promotional activities;

●	The personal contacts made by our officers, directors and employees;

●	Our ability to arrange for loans on a participation basis with other banks for customers whose loan needs exceed our legal lending limit.

Employees

As of December 31, 2015, we employed 168 full-time equivalent employees. Of these employees, 46 were employed in our Sacramento market, 122 were in the Redding market.

Government Supervision and Regulation

Supervision and Regulation

The Holding Company and the Bank operate under an extensive regulatory framework. This framework is primarily designed for the protection of depositors, federal deposit insurance funds, and the banking system as a whole, and not for the protection of shareholders. As the breadth and scope of regulatory requirements increase, our cost to identify, monitor and comply with these requirements continue to increase.

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

Federal Bank Holding Company Regulation

General.

The Holding Company is a bank holding company as defined in the BHC Act and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the BHC Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Holding Company must file reports with and provide the Federal Reserve such additional information as it may require.

Holding Company Bank Ownership.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks.

With some exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

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

Under California law, the amount a bank generally may borrow may not exceed its shareholders’ equity without the consent of the CDBO, except for borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. The Bank is required to invest its funds as limited by California law and in investments that are legal investments for banks, subject to any other limitations under general law. The Commissioner of the CDBO may take possession of the bank if certain conditions exist, such as insufficient shareholders’ equity, unsafe or unauthorized operations, or violations of law.

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

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10.0 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

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

On December 18, 2015, the federal banking regulators issued guidance reminding financial institutions to re-examine existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking agencies are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Corporate Governance and Accounting

Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert”; and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

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

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits and are subject to deposit insurance assessments by the FDIC designed to tie what banks pay for deposit insurance to the risks they pose. The Dodd-Frank Act redefined the assessment base used for calculating FDIC deposit insurance assessments by requiring the FDIC to determine deposit insurance assessments based on assets instead of deposits. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio (the FDIC is required to set the reserve ratio each year) of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%; requires that the DIF reserve ratio meet 1.35% by 2020; and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In October 2015, the FDIC stated that it would offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0.0 billion by imposing a surcharge on insured depository institutions with total consolidated assets of $10.0 billion dollars or more. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

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

Brokered Deposits.

On November 15, 2015, the FDIC updated guidance on identifying, accepting and reporting brokered deposits (“Deposit Guidance”), which appears to adopt an expansive view on what constitutes “facilitating the placement of deposits.” To the extent the FDIC takes a broader view of what constitutes “brokered deposits”, this could impact our use of brokered deposits in the future. Under FDIC deposit insurance rules, banks may be assessed higher premiums if they have a high level of brokered deposits. At December 31, 2015, we have $94.4 million in brokered deposits but will be evaluating all of our deposits in light of the updated Deposit Guidance.

The Dodd-Frank Act

The Dodd-Frank Act, significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Holding Company and the Bank. Some of the provisions of the Dodd-Frank Act that may impact our business are summarized below.

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

Consumer Financial Protection Bureau.

The Dodd-Frank Act established the CFPB and empowered it to exercise broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10.0 billion, the Bank is generally not subject to supervision and examination by the CFPB. The CFPB continues to propose and issue numerous regulations that will increase the compliance burden of the Bank. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

●

The issuance of proposals to ban consumer finance companies from including arbitration clauses that block class action lawsuits in their consumer contracts. The proposals under consideration would require that companies that choose to use arbitration clauses for individual disputes submit to the CFPB the arbitration claims filed and awards issued. The current proposals would apply to credit cards, checking and deposit accounts, prepaid cards, money transfer services, certain auto loans and installment loans.

●

Positions taken by the CFPB on fair lending, including applying the disparate impact theory which could make it more difficult for lenders to charge different rates or apply different terms to loans to different customers.

●

The issuance of a final rule amending Regulation C, which implements the Home Mortgage Disclosure Act (HMDA), requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB.

●

Positions taken by the CFPB regarding the Electronic Fund Transfer Act and Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers.

●	Actions taken to regulate and supervise credit bureaus and debt collections.

Repeal of Demand Deposit Interest Prohibition.

The Dodd-Frank Act repealed federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Proposed Legislation

General.

The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives that may significantly impact our industry. Other regulatory initiatives by federal and state banking agencies may also significantly impact our business. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial conditions, or results of operations.

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

Item 1a - Risk Factors

National and global economic and geopolitical conditions could adversely affect our future results of operations or market price of our stock.

Our business is impacted by factors such as economic, political and market conditions, broad trends in industry and finance, and changes in government monetary policies, all of which are beyond our control. National and global economies appear to remain fragile, as evidenced by recent market volatility resulting from, among other things, perceived weakness in the Chinese economy and the precipitous decline in oil prices. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in our markets could have an adverse effect, which could be material, on our business, financial condition, results, operations and prospects, and could cause the market price of our stock to decline.

Our business is subject to geographic risks that could adversely impact our results of operations and financial condition.

We conduct banking operations principally in Northern California. As a result, our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in Northern California. While both the national economy and local economies in which we operate have improved, there is no assurance the improvement will continue. Additionally, a sluggish recovery in real estate values and an elevated level of unemployment in the principal markets we serve could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

A future deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition, and results of operations:

●	Loan delinquencies may increase causing increases in our provision for loan and lease losses and in our Allowance for Loan and Lease Losses (“ALLL”);

●	Financial sector regulators may adopt more restrictive practices or interpretations of existing regulations, or adopt new regulations;

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

We may fail to realize all of the anticipated benefits of our pending branch purchase.

We expect to complete the purchase of five Bank of America branches located in Northern California, including approximately $160.0 million of deposits and $4.0 million of premises and equipment on March 11, 2016. Inherent uncertainties exist in integrating the operations of the acquired branches. In addition, the markets and industries in which they operate are highly competitive and new for the Company. The five new branches are effectively doubling our branch network, are more consumer oriented, and enhance our compliance obligations and risks. We may lose existing customers or the customers of the branches; the Company may lose key personnel, either from the acquired branches or from itself; and we may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves our overall operating efficiencies. Our ability to achieve anticipated results from the acquisition is also dependent on the extent of deposit attrition and our ability to successfully deploy the new deposits into loans, which are, in part, related to the state of economic and financial markets. These factors could contribute to not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Our inability to successfully manage our growth or implement our growth strategy could affect our results of operations and financial condition.

We may not be able to successfully implement our growth strategy if we are unable to expand market share in our existing markets, identify attractive new markets, locations, or opportunities to expand in the future. In addition, our ability to manage growth successfully will depend on whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and successfully integrate any expanded business divisions or acquired businesses into our operations.

As we continue to implement our growth strategy by opening new branches or acquiring branches or banks, we expect to incur increased personnel, occupancy, and other operating expenses. In the case of new branches, we must absorb higher expenses while we begin to generate new deposits. In the case of acquired branches, we must absorb higher expenses while we begin deploying the newly assumed deposit liabilities. With either new branches opened or branches acquired, there could be a lag time involved in deploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, expansion could depress earnings in the short term, even if an efficiently executed branching strategy leads to long-term financial benefits.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and consequently may impact the capital levels our regulators believe are appropriate.

While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. We expect the level of non-performing assets and losses relating to such assets to continue to decline, however there can be no assurance that we will not experience future increases in nonperforming assets.

The loan portfolio includes a significant amount of purchased loans and a significant amount of loans serviced by another company.

Purchased loans included in the loan portfolio totaled $152.2 million or 22% of gross portfolio loans as of December 31, 2015. The loans were purchased as a pool of loans, whole loans or purchased participations from another institution and some of the loans are outside our principal markets. The loans were purchased under several different contracts however $92.5 million or 13% of gross portfolio loans are serviced by two separate servicing companies. Additionally, we have agreed to purchase an additional $6.6 million in loans from one of the servicing companies. A disruption to the operations of either of the loan servicing companies could reduce the value of the assets that we own. In addition, if we are forced to foreclose and service these loans ourselves, we would incur additional monitoring and servicing costs due to the geographic disbursement of the portfolio, both in and outside our market area which would adversely affect our noninterest expense.

We have a concentration risk in real estate related loans.

A substantial portion of our lending is tied to real estate. As of December 31, 2015, approximately 74% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. Of that amount, 4% of the portfolio consisted of construction and land development, 55% in commercial real estate (non-owner occupied and owner-occupied), 7% in residential ITIN, 2% in residential 1-4 family mortgage and 6% in residential equity lines.

A large percentage of our loan portfolio is comprised of commercial real estate loans which generally carry larger loan balances and historically have involved a greater degree of financial and credit risks than residential first mortgage loans. These loans are primarily made based on and repaid from the cash flow of the borrower (which may be unpredictable) and secondarily on the underlying collateral provided by the borrower. Any decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in our principal market areas in particular, could have an adverse impact on the repayment of these loans. Any increases in net charge offs and in the ALLL, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Future loan and lease losses may exceed the allowance for loan and lease losses.

We have established an allowance for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of gross loans outstanding.

The determination of the amount of allowance for loan and lease losses is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance, particularly in the current economic climate. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the loan and lease loss allowance will be sufficient to protect against losses that ultimately may occur. If the allowance for loan and lease losses proves to be inadequate, we will need to make additional provisions to the allowance, which is accounted for as charges to income, which would adversely impact results of operations and financial condition. Moreover, bank regulators frequently monitor the adequacy of allowance for loan and lease losses, and if regulators were to determine that our allowance was inadequate, they would require us to increase the allowance, which also would adversely impact results of operations and financial condition.

Defaults may negatively impact us.

Risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the adequacy of the allowance for loan and lease losses, which management believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the loan portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

Interest rate fluctuations, which are out of our control, could harm profitability.

Our income is highly dependent on “interest rate spreads” (i.e., the difference between the interest income earned on our interest earning assets such as loans and securities, and the interest expense paid on our interest-bearing liabilities such as deposits and borrowings). The underlying interest rates are highly sensitive to many factors, many of which are beyond our control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. We have positioned the balance sheet into an interest rate risk position that is essentially neutral as we plan for rising interest rates. By extending the duration of a portion of our liabilities and shortening the duration of our investment portfolio, we have moved the Company from a liability sensitive position in a rising rate environment to a neutral or slightly liability sensitive position.

The interest rates we pay on deposits and the interest rates we earn on loans are determined in large part by the rates paid and charged by our competitors. In addition, changes in monetary policy, including changes in interest rates influence the origination of loans, the purchase of investments and the generation of deposits. These changes affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the fair value of our securities may reduce our shareholders’ equity and net income.

We increase or decrease our shareholders’ equity by the amount of change in the unrealized gain or loss (the difference between the fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the fair value of this portfolio will result in a decline in reported shareholders’ equity, as well as book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the event there are credit loss related impairments, the credit loss component is recognized in earnings.

We own shares of Federal Home Loan Bank of San Francisco stock which are recorded in other assets. The stock is carried at cost and is subject to recoverability testing under applicable accounting standards. As of December 31, 2015, we did not recognize an impairment charge related to our Federal Home Loan Bank of San Francisco stock holdings; however, potential negative changes to the financial condition of the Federal Home Loan Bank of San Francisco may require us to recognize an impairment charge with respect to such stock holdings. Any such impairment charge would have an adverse impact on our results of operations and financial condition.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank of San Francisco advances, the sale or pledging as collateral of securities, loans, and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. An inability to borrow funds to meet our liquidity needs could have an adverse impact on our results of operations and financial condition.

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

Derivative financial instruments subject the Company to credit and market risk

We use certain derivatives to hedge the risk of changes in market interest rates in order to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. Our use of derivatives in our risk management activities could expose the Company to mark-to-market losses if interest rates move in a materially different way than we expected when we entered into the related derivative contracts. In addition, we are exposed to credit risk should the counterparty fail to perform under the terms of the derivative contracts. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to us. Our derivative contracts contain a provision which allows the counterparty to terminate the derivative contract if we fail to maintain our status as a well/adequately capitalized institution or if specific regulatory events occur. If these contracts were terminated by our counterparty, we would be required to settle our obligations under the agreements, which could also cause operational risk and increased costs to us.

There can be no assurance we will be able to continue paying dividends on the common stock at recent levels.

We may not be able to continue paying quarterly dividends commensurate with recent levels given that the ability to pay dividends on our common stock depends on a variety of factors. The payment of quarterly dividends is subject to government regulation in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. Our ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

Our ability to pay cash dividends to our shareholders is dependent on our receipt of cash dividends from our subsidiary Bank. In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). As of January 1, 2015, the Bank was required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company and was granted permission by the CDBO to make four dividend payments, one for each calendar quarter of 2015. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the CDBO. Although we expect to receive such approval as needed in the future, there can be no assurance that such approval will be obtained and that the Holding Company will have the ability to continue to pay quarterly dividends.

We rely heavily on our management team and the loss of key officers may adversely affect operations.

We are dependent on the successful recruitment and retention of highly qualified personnel. Our ability to implement our business strategies is closely tied to the strengths of our chief executive officer and other key officers. In 2013 and 2014 we made changes to reposition our senior management team adding two individuals and promoting two others. Our key officers have extensive experience in the banking industry but have only worked in their current roles at the Company for a short period of time. If we are unable to successfully integrate our new senior management members into the Company it could have an adverse impact on our business. Additionally, business banking, one of our principal lines of business, is dependent on relationship banking, in which our personnel develop professional relationships with small business owners and officers of larger business customers who are responsible for the financial management of the companies they represent. If management team members or other key employees were to leave the Company and become employed by a competing bank, we could potentially lose business customers. In addition, we rely on our customer service staff to effectively serve the needs of our customers. The loss of key employees to competitors or otherwise could have an adverse effect on our results of operation and financial condition.

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

We depend, and will continue to depend to a significant extent, on a number of relationships with third party service providers. Specifically, we utilize software and hardware systems for transaction processing, essential web hosting, debit and credit card processing, merchant bankcard processing, internet banking systems and other processing services from third party service providers. If these third party service providers experience difficulties or terminate their services, and we are unable to replace them with other qualified service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

We provide our customers the ability to bank online. We rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. The secure transmission of confidential information over the Internet is a critical element of online banking. Our network could be vulnerable to unauthorized access, computer hacking, cyber-attacks, electronic fraudulent activity, attempted theft of financial assets, computer viruses, phishing schemes and other security problems. We cannot guarantee that any such failures, interruption or security breaches will not occur, or if they do occur, that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, alleviate problems caused by security breaches or viruses or to modify and enhance our protective measures. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent cyber-attacks, security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. See Government Supervision and Regulation for more information regarding these regulations.

The requirements imposed by our regulators and other laws, rules or regulations applicable to us are designed to ensure the integrity of the financial markets and to protect customers and other third parties that transact business with us, and are not designed to protect our shareholders. Consequently, these regulations may: (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business. Moreover, banking regulators have significant discretion and authority to address what regulators perceive to be unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority by banking regulators over us may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

Risks Related to the Use of Brokered Deposits

The use of brokered deposits without regulatory approval from the FDIC is limited to banks that are “well capitalized” under applicable federal regulations. A portion of our local deposits are derived through a program known as the Certificate of Deposit Account Registry Service or (“CDARS”) and also through a program known as Insured Cash Sweep or (“ICS”). The CDARS program is a deposit swapping service that enables thousands of participating banks in the U.S. to provide their customers with access to millions of dollars of FDIC-insured certificates of deposit. The ICS service allows banks in the ICS network to place funds through the ICS network and receive matching deposits from other FDIC insured member banks. As of December 31, 2015, $76.9 million in deposits were derived through the CDARS and ICS program. While these deposits share many of the key characteristics of core deposits, the FDIC considers such deposits to be brokered. Furthermore, in November, 2015, the FDIC issued updated regulations which takes a more expansive view of what constitutes a brokered deposit. We are reevaluating our deposits in light of the new regulatory interpretations. If our capital levels fall below “well capitalized” minimums, unless we obtain the FDIC’s consent, we may not have access to a significant source of funding, including CDARS and ICS deposits, which could force us to use more expensive sources of funding or to sell loans or other assets at a time when pricing for such assets is unfavorable. Should it become necessary, we would seek the FDIC’s consent to utilize CDARS and ICS deposits but there can be no assurance that we would receive their consent. If we could not raise additional capital, our liquidity, results of operations and financial condition could be adversely affected.

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

Shares of our common stock eligible for future sale, including those that may be issued in connection with our various stock option and equity compensation plans, in possible acquisitions, and any other offering of our common stock for cash, could have a dilutive effect on the market for our common stock and could adversely affect our market price. Our Articles of Incorporation authorize 50,000,000 shares of which 13,385,154 shares were outstanding as of December 31, 2015. There are 234,100 shares subject to common stock options outstanding with a weighted average exercise price of $5.77 per share. Any future issuances of shares of our common stock may be dilutive to existing shareholders.

The holders of our trust preferred securities and subordinated notes have rights that are senior to those of our holders of common stock and that may impact our ability to pay dividends on our common stock to our common shareholders and reduce net income available to our common shareholders.

At December 31, 2015, our subsidiary Trust II had outstanding $10.3 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debentures. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

On December 10, 2015, the Holding Company issued and sold $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes pursuant to a private placement with certain institutional investors. The Subordinated Notes initially bear interest at 6.88% per annum for a five-year term, payable semi-annually on June 20 and December 20 of each year. Thereafter, the Holding Company will pay interest on the Subordinated Notes at a variable rate equal to three month LIBOR plus 526 basis points, payable by the Holding Company quarterly on February 15, May 15, August 15 and November 15 of each year until the maturity date. The Subordinated Notes qualify as Tier 2 Capital under the Final Rules.

The Subordinated Notes are subordinate and junior in right of payment to the prior payment in full of all existing and future claims of creditors and depositors of the Holding Company and its subsidiaries, whether now outstanding or subsequently created. However, the Subordinated Notes rank senior to all future junior subordinated debt obligations, preferred stock and common stock of the Holding Company. This means that we must make payments on the Subordinated Notes before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of the Subordinated Notes must be satisfied before any distributions can be made on our common stock.

The Holding Company is a bank holding company and its only significant asset is its wholly owned bank subsidiary. The Holding Company has no other source of funds other than dividends and other distributions from our subsidiary bank. As discussed in Note 20 Regulatory Capital in the Notes to Consolidated Financial Statements in this document, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us.

No assurance can be given that the Subordinated Notes will qualify as Tier 2 Capital.

We believe that the Subordinated Notes meet the requirements of Tier 2 Capital in accordance with the Final Rules and current statutory guidance provided by the Federal Reserve Board. The Federal Reserve Board does not provide prior approval for the Subordinated Notes to be classified as Tier 2 Capital but we expect that the Federal Reserve Bank of San Francisco will review the Subordinated Notes as part of its next examination process. Until completion of that examination, we cannot give any assurance that the Subordinated Notes will qualify as Tier 2 Capital. In the event that the Subordinated Notes do not qualify, the Federal Reserve Bank of San Francisco may require the Holding Company to amend certain terms and conditions of the Subordinated Notes in order for such instruments to qualify as Tier 2 Capital. Under the terms of the Subordinated Notes, the Holding Company also has the option to redeem the Subordinated Notes upon the occurrence of such an event.

The Holding Company cannot give any assurance as to whether the applicable requirements for Tier 2 Capital will change in the future. Even if the Subordinated Notes initially meet the requirements of Tier 2 Capital under the current regulations, if changes are made in the future, and unless the Subordinated Notes are grandfathered into the new regulations, they could become disqualified as Tier 2 Capital.

Potential Volatility of Deposits

Our depositors could choose to withdraw their deposits from the Bank and place them into alternative investments, which might cause an increase in our funding costs and reduce our net interest income. Checking, savings and money market account balances can decrease when customers perceive that alternative investments such as the bonds or equities provide a better risk/return tradeoff.

At December 31, 2015, time certificates of deposit in excess of $250,000, excluding brokered time deposits, represented approximately 6% of our total deposit balances. Because these deposits are not covered by FDIC deposit insurance, they are considered volatile and could be subject to withdrawal. Withdrawal of a material amount of such deposits could adversely affect our liquidity, profitability, business prospects, results of operations and cash flows.

Our exposure to operational, technological, and organization risk may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational and technological risk, including reputation, legal and compliance risk. Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while we expand and integrate acquired businesses. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, occurrences of fraud by employees or persons outside our company, and exposure to external events. We are dependent on our operational infrastructure to help manage these risks. From time to time, we may need to change or upgrade our technological infrastructure. We may experience disruption, and we may face additional exposure to these risks during the course of making such changes. If we acquire another financial institution or bank branch operations, we would face additional challenges when integrating different operational platforms, causing integration efforts to be more disruptive and /or more costly than anticipated.

Item 1b - Unresolved Staff Comments

None to report.

Item 2 - Properties

●	The Company’s principal administrative office consists of 12,000 square feet of space in a Company owned building located at 1901 Churn Creek Road, Redding, California 96002.

●	The Bank has four full service banking offices:

o	The main office consists of 21,000 square feet of space in a Company owned building located at 1951 Churn Creek Road, Redding, California 96002.

o	A branch that consists of 11,650 square feet of space in a Company owned building located at 1177 Placer Street, Redding, California, 96001.

o	A branch that consists of 3,787 square feet of leased space located at 3455 Placer Street, Redding, California 96001. The lease agreement expires on August 21, 2017.

o

A branch that consists of approximately 10,488 square feet of leased space located at 1504 Eureka Road, Suite 100, Roseville, California 95661. The space is leased pursuant a lease expiring on January 31, 2023, and month to month thereafter.

●	The Bank has office space consisting of 4,011 square feet of leased space located at 330 Hartnell Avenue, Redding California 96002; the lease agreement expires on July 31, 2018.

●

The Bank has office space consisting of approximately 4,430 square feet of leased space located at 1504 Eureka Road, Suite 120, Roseville, California 95661. The space is leased pursuant to a lease expiring on January 31, 2023, and month to month thereafter.

●

After the Branch Acquisition, the Bank will add five additional banking offices located in Colusa, Corning, Orland, Willows, and Yreka, California and three free-standing remote ATMs in Orland, Corning and Williams, California.

Item 3 - Legal Proceedings

We are subject to various pending and threatened legal actions arising in the ordinary course of business and maintain reserves for losses from legal actions that are both probable and estimable. There are no legal proceedings adverse to the Company that we believe will have a material effect on our consolidated financial position or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

Part II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NASDAQ Global Market. The Holding Company’s common stock is listed under the trading symbol “BOCH.” The following table sets forth the high and low closing sales prices of the Holding Company’s common stock on the NASDAQ Global Market for the periods indicated.

	Sales Price Per Share
Quarter Ended:	High	Low	Close	Volume
March 31, 2014	$6.90	$5.51	$6.67	1,641,200
June 30, 2014	$7.00	$6.12	$6.27	1,134,100
September 30, 2014	$6.49	$5.86	$6.11	683,800
December 31, 2014	$6.15	$5.60	$5.96	674,600

March 31, 2015	$6.00	$5.48	$5.54	1,086,600
June 30, 2015	$6.20	$5.51	$5.70	1,246,100
September 30, 2015	$5.90	$5.40	$5.78	1,044,600
December 31, 2015	$7.39	$5.72	$6.68	1,359,900

There were 2,272 shareholders of the Holding Company’s common stock as of December 31, 2015, including those held in street name, and the market price on that date was $6.68 per share.

Dividends

Cash dividends of $0.03 per share were paid on January 2, 2015, April 8, 2015, July 8, 2015, and October 14, 2015 to shareholders of record as of December 26, 2014, March 27, 2015, June 26, 2015, and October 2, 2015, respectively. Cash dividends of $0.03 per share were paid on January 9, 2014, April 9, 2014, July 10, 2014, and October 8, 2014 to shareholders of record as of December 27, 2013, March 28, 2014, July 7, 2014, and October 3, 2014, respectively.

As discussed above in “Item 1 - Business,” on December 11, 2015, we completed the redemption of all of the outstanding shares of our preferred stock (the “SBLF Redemption”) designated as Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), held by the US Treasury Department under the Small Business Lending Fund Program. The Holding Company paid $20.0 million to redeem the Series B Preferred Stock and $39 thousand in accrued but unpaid dividends. The holders of Series B Preferred Stock were entitled to receive non-cumulative dividends payable quarterly, and we could only declare and pay dividends on our common stock if we had declared and paid dividends for the current dividend period on the Series B Preferred Stock. After the SBLF Redemption, we are no longer subject to the restrictions on dividend payments required by the Series B Preferred Stock.

Our ability to pay dividends is subject to certain regulatory requirements. The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a financial services holding company’s financial position. The Board of Governors of the Federal Reserve System policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay a cash dividend to the extent such payment does not exceed the lesser of (i) retained earnings of the bank or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period). As of January 1, 2015, the Bank was required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company and was granted permission by the CDBO to make four dividend payments, one for each calendar quarter of 2015. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the CDBO.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain one equity-based compensation plan which was approved by the shareholders in 2008 and amended in 2010. The following table sets forth our equity-based compensation plan, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2015.

(c)
	(a)	(b)	Number of Securities Remaining
	Number of Securities To Be	Weighted Average	Available For Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans (Excluding
Plan Category	Outstanding Options	Outstanding Options	Securities Reflected In Column (a))
Equity compensation plans approved by security holders	234,100	$5.77	433,377
Equity compensation plans not approved by security holders	None	None	None
Total	234,100	$5.77	433,377

Stock Performance Graph

The following graph compares the Holding Company’s cumulative total return to shareholders during the past five years with that of the NASDAQ Composite Stock Index and the SNL Securities $500 million -$1.0 billion Bank Asset-Size Index (the “SNL Securities Index”). The stock price performance shown on the following graph is not necessarily indicative of future performance of the Holding Company’s Common Stock.

Bank of Commerce Holdings

Five – Year Performance Graph (1)

(1) Assumes $100 invested on December 31, 2010, in the Holding Company’s Common Stock, the NASDAQ, and the SNL Securities Index. The model assumes reinvestment of dividends. Source: SNL Securities (share prices for the Holding Company’s Common Stock was furnished to SNL Securities through the NASDAQ).

Repurchase of Equity Securities by the Issuer

On March 20, 2014, we announced that our Board of Directors had authorized the repurchase of up to 700,000 or 5% of the Holding Company’s outstanding shares over a twelve-month period. The stock repurchase plan authorized us to conduct open market purchases or privately negotiated transactions from time to time when, at management’s discretion, it was determined that market conditions and other factors warranted such purchases. Pursuant to the stock repurchase plan, the Holding Company repurchased 700,000 common shares during the six months ended June 30, 2014. The Holding Company also repurchased 2,000,000 shares during the year ended December 31, 2013 under two separate stock repurchase plans.

The following table presents the monthly purchases of equity securities under stock repurchase plans authorized by the Holding Company for the year ended December 31, 2014.

Repurchase of Equity Securities For The Year Ended December 31, 2014
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares That May Yet
	Common shares	Paid Per	Publicly Announced	Be Purchased Under
Period	Purchased	Common Share	Plans or Programs	The Plans or Programs
3/1/14 – 3/31/14	440,815	$6.52	440,815	259,185
4/1/14 – 4/30/14	80,915	$6.65	80,915	178,270
5/1/14 – 5/31/14	178,270	$6.44	178,270	—
Total	700,000	$6.52	700,000

Item 6 - Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2015, have been derived from the Company’s audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited Consolidated Financial Statements and notes thereto, included elsewhere in this report. Income statement data reflects results derived from continuing operations. Balance sheet data has been adjusted for discontinued operations.

Amounts in thousands (except ratios and per share data)	2015	2014	2013	2012	2011
Statements of income
Interest income	$38,753	$36,693	$37,261	$40,337	$41,631
Net interest income	$33,770	$32,601	$33,783	$35,108	$34,155
Provision for loan and lease losses	$—	$3,175	$2,750	$9,400	$8,991
Noninterest income	$3,183	$4,315	$3,542	$6,593	$3,891
Noninterest expense	$24,905	$26,434	$21,789	$21,219	$19,927
Net income available to common shareholders	$8,295	$5,527	$7,735	$6,536	$6,312
Balance sheets
Total assets	$1,015,441	$997,192	$956,342	$979,424	$940,691
Total gross loans	$716,639	$660,898	$597,995	$664,051	$594,372
Allowance for loan and lease losses	$11,180	$10,820	$14,172	$11,103	$10,622
Total deposits	$803,735	$789,035	$746,293	$701,052	$668,304
Total shareholders’ equity	$90,522	$103,602	$101,787	$110,321	$113,590
Performance ratios [1]
Return on average assets [2]	0.86%	0.59%	0.83%	0.78%	0.79%
Return on average shareholders’ equity [3]	8.10%	5.59%	7.47%	6.66%	6.71%
Average equity to average assets	10.68%	10.51%	11.13%	11.69%	11.76%
Tier 1 capital ratio[4]	11.16%	13.91%	15.94%	14.52%	15.28%
Total capital ratio	13.52%	15.16%	17.20%	15.77%	16.53%
Net interest margin [5]	3.77%	3.71%	3.86%	3.99%	4.02%
Average earning assets to total average assets	93.43%	93.81%	95.00%	95.39%	95.99%
Nonperforming assets to total assets [6]	1.53%	2.22%	3.23%	4.25%	2.68%
Net (recoveries) charge offs to average loans	(0.05)%	1.04%	(0.13)%	1.48%	1.85%
Allowance for loan and lease losses to gross loans	1.56%	1.64%	2.37%	1.67%	1.82%
Nonperforming loans to allowance for loan and lease losses	126.09%	200.30%	210.25%	347.40%	202.53%
Efficiency ratio [7]	67.40%	71.61%	58.38%	50.88%	52.38%
Share data
Average common shares outstanding – basic	13,331	13,475	14,940	16,344	16,991
Average common shares outstanding – diluted	13,365	13,520	14,964	16,344	16,991
Book value per common share	$6.76	$6.29	$5.86	$5.66	$5.33
Basic earnings per share attributable to continuing operations	$0.62	$0.41	$0.52	$0.41	$0.34
Basic earnings (loss) per share attributable to discontinued operations	$—	$—	$—	$(0.01)	$0.03
Diluted earnings per share attributable to continuing operations	$0.62	$0.41	$0.52	$0.41	$0.34
Diluted earnings (loss) per share attributable to discontinued operations	$—	$—	$—	$(0.01)	$0.03
Cash dividends per common share	$0.12	$0.12	$0.14	$0.12	$0.12

1 - Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated period.

2 - Return on average assets is net income divided by average total assets.

3 - Return on average shareholders' equity is net income divided by average shareholders’ equity.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 7 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of financial condition as of December 31, 2015, and 2014, and results of operations for each of the years in the three-year period ended December 31, 2015 should be read in conjunction with our Consolidated Financial Statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2015 were as follows:

Performance

●	Total consolidated assets were $1.0 billion as of December 31, 2015, compared to $997.2 million as of December 31, 2014.

●	Gross loans at December 31, 2015 totaled $716.6 million, an increase of $55.7 million (8%) since December 31, 2014.

●	Deposits at December 31, 2015 totaled $803.7 million an increase of $14.7 million or (2%) since December 31, 2014.

●

Net income available to common shareholders of $8.3 million for the year ended December 31, 2015, was an improvement of $2.8 million (50%), over $5.5 million net income available to common shareholders earned during the year ended December 31, 2014.

●	Diluted earnings per share of $0.62 for 2015 increased $0.21 over diluted earnings per of $0.41 for the prior year.

●	Book value per share increased to $6.76 per common share at December 31, 2015 from $6.29 per common share at December 31, 2014 (7%).

●	Net interest margin on a tax equivalent basis improved to 3.77% for the year ended December 31, 2015, from 3.71% for the year ended December 31, 2014.

●

Return on average assets on a tax equivalent basis for the year ended December 31, 2015, improved to 0.86% compared to 0.59% for the same period in 2014. Return on average equity on a tax equivalent basis for the year ended December 31, 2015, improved to 8.10% compared to 5.59% for the same period in 2014.

●	Efficiency ratio improved to 67.40% during the year ended December 31, 2015 compared to 71.61% during the same period in 2014.

Acquisition

●

Entered into a Purchase and Assumption Agreement with Bank of America to purchase five Bank of America branches located in northern California, including approximately $160.0 million of deposits and $4.0 million of premises and equipment.

●	During 2015 we recorded $347 thousand of Branch Acquisition costs.

Capital

●	Declared cash dividends of $0.03 per share for each quarter.

●	Issued $20.0 million of new term debt and used the proceeds to redeem $20.0 million of Series B Preferred Stock.

●	Paid cash dividends on Series B Preferred Stock of $189 thousand.

Credit Quality

●	Nonperforming assets at December 31, 2015 totaled $15.5 million, a decrease of $6.7 million (30%) compared to December 31, 2014.

●	Net loan loss recoveries of $360 thousand combined with continuing improved asset quality resulted in no provision for loan and lease losses during the year ended December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We seek to provide competitive, profitable long term returns to our shareholders while serving the financial needs of the communities which make up our markets. Management strives to provide those returns while exercising prudent risk management practices and maintaining adequate levels of capital and reserves.

Our vision is to remain independent, expanding our presence both through organic growth and through the addition of new strategically important locations. We will pursue attractive opportunities to enter related lines of business and to acquire financial institutions with complementary lines of business. During 2015 we implemented this vision by entering into a contract to purchase 5 branch locations from Bank of America which are contiguous to our existing four locations. This purchase is expected to be completed during the first quarter of 2016.

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

We define risks to include not only credit, market and liquidity risk, the traditional concerns for financial institutions, but also operational risks, including risks related to systems, processes or external events, as well as legal, regulatory and reputation risks. Our management processes, structures, and policies help to ensure compliance with laws and regulations and provide clear lines for decision-making and accountability. Results are important, but equally important is how we achieve those results. Our core values and commitment to high ethical standards are essential to maintaining and to sustaining public trust and confidence in our Company.

RISK MANAGEMENT

Overview

Through our corporate governance structure, risk and return is evaluated to produce sustainable revenues, reduce risk of earnings volatility and increase shareholder value. The financial services industry is exposed to four major risks; liquidity, credit, market and operational. Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Credit risk is the inability of a customer to meet their repayment obligations or the inability of a bond issuer to meet their contractual repayment obligations. Market risk is the fluctuation in asset and liability values caused by changes in market prices and yields, and operational risk is the potential for losses resulting from events involving people, processes, technology, legal issues, external events, regulation, or reputation.

Board Committees

Our corporate governance structure begins with our Board of Directors. The Board of Directors evaluates risk through the Chief Executive Officer and four Board Committees:

●	Loan Committee reviews credit risks in the loan portfolio and the adequacy of the Allowance for Loan and Lease Losses (“ALLL.”).

●	Asset/Liability Management Committee (“ALCO”) reviews liquidity risk, credit risk in the investment bond portfolio and market risk.

●	Audit and Qualified Legal Compliance Committee reviews the scope and coverage of internal and external audit activities.

●	Nominating and Corporate Governance Committee evaluates corporate governance structure, charters, committee performance and evaluates recommendations for the appointment of director nominees.

These committees review reports from management, our auditors, and other outside sources. On the basis of materials that are available to them and on which they rely, the committees review the performance of our management and personnel, and establish policies, but neither the committees nor their individual members (in their capacities as members of the Board of Directors) are responsible for daily operations of the Company.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Senior Leadership Committees

To ensure that our risk management goals and objectives are accomplished, oversight of our risk taking and risk management activities are conducted through four Senior Leadership committees comprised of members of management.

●	The Senior Leadership Committee establishes short and long-term strategies and operating plans. The committee establishes performance measures and reviews performance to plan on a monthly basis.

●	The Asset Liability committee (“ALCO”) establishes and monitors liquidity ranges, pricing, maturities, investment goals, and interest spread on balance sheet accounts.

●	The SOX 404 Compliance Committee has established the master plan for full documentation of our internal controls and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Risk Management Controls

We use various controls to manage risk exposure within the Company. Budgeting and variance analyses provide an early indication of unfavorable results or heightened risk levels. Models are used to estimate market risk and net interest income sensitivity. Segmentation analysis is used to estimate expected and unexpected credit losses. Compliance with regulatory guidelines plays a significant role in risk management as well as corporate culture and the actions of management. Our code of ethics provides guidelines for all employees to use to ensure that they conduct themselves with the highest integrity in the delivery of service to our clients.

Liquidity Risk Management

Liquidity Risk

Liquidity risk is the inability to meet liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to business shocks or unanticipated events. ALCO is responsible for establishing our liquidity policy and the US Treasury Department is responsible for planning and executing the funding activities and strategies.

At the Bank, liquid assets consist of cash and amounts due from banks, cash from repayments and maturities of loans, sales of loans, short-term money market investments, sales of available-for-sale securities and cash flows from principal repayment and maturities of investments. Liquidity is generated from liabilities through deposit growth and term debt borrowings. Deposit marketing strategies are reviewed for consistency with liquidity policy objectives.

The Bank has secondary sources of liquidity available from correspondent banking lines of credit, a line of credit with the Federal Reserve Bank and secured borrowing lines with the Federal Home Loan Bank of San Francisco. While these sources are expected to continue to provide significant amounts of secondary liquidity in the future, their availability, as well as the possible use of other sources, is dependent on future economic and market conditions, pledging of acceptable collateral and maintenance of required minimum capital ratios.

The Holding Company’s primary source of liquidity is dividends received from the Bank, which it has consistently received for many years. Although we expect these dividends to continue in the foreseeable future, as of January 1, 2015, the Bank was required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company and was granted permission by the CDBO to make four dividend payments, one for each calendar quarter of 2015. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the CDBO. See Item 1A Risk Factors and Note 20 Regulatory Capital in the Notes to Consolidated Financial Statements in this document for a discussion of the restrictions on the Bank’s ability to pay dividends.

To accommodate future growth and business needs, we develop an annual capital expenditure budget during strategic planning sessions. Based on our budgets and forecasts, we believe that our earnings, acquisition of core deposits and wholesale borrowing arrangements will be sufficient to support liquidity needs in 2016.

Term Debt

Federal Home Loan Bank of San Francisco borrowings

We actively use Federal Home Loan Bank of San Francisco advances as a source of wholesale funding to provide liquidity and to implement leverage strategies. At December 31, 2015, we had one adjustable rate advance maturing in less than one year. The advance did not contain call or put features. As of December 31, 2015, 2014 and 2013 the Bank had $75.0 million in Federal Home Loan Bank of San Francisco advances outstanding.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

During the fourth quarter of 2015, the Holding Company issued $20.0 million of new term debt and used the proceeds to redeem $20.0 million of Series B Preferred Stock. The details are as follows:

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The loan is payable in monthly principal installments of $83 thousand, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. The Holding Company incurred senior debt issuance costs of $15 thousand which are being amortized over the life of the loan as additional interest expense.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate subordinated notes due 2025. The subordinated debt initially bears interest at 6.88% per annum for a five-year term, payable semi-annually. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. The notes qualify as Tier 2 capital under the capital adequacy rules and regulations issued by the Federal Reserve. The Holding Company incurred subordinated debt issuance costs of $210 thousand which are being amortized over the initial five year term as additional interest expense.

Term debt at December 31, 2015 and 2014 consisted of the following:

(Amounts in thousands)	2015	2014	2013
Federal Home Loan Bank of San Francisco borrowings	75,000	75,000	75,000
Senior debt	9,917	—	—
Less unamortized discount and debt issuance cost	(15)	—	—
Subordinated debt	10,000	—	—
Less unamortized discount and debt issuance cost	(208)	—	—
Total term debt at December 31,	$94,694	$75,000	$75,000

The following table presents the weighted average contractual interest rates on outstanding borrowings for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Federal Home Loan Bank of San Francisco borrowings	0.29%	0.24%	0.23%
Senior debt	4.50%	—%	—%
Subordinated debt	6.88%	—%	—%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the maximum outstanding balance at any month end, average balance during the year and effective weighted average interest rate during the year on outstanding term debt for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	2015	2014	2013
Securities sold under agreements to repurchase:
Maximum outstanding at any month end	$—	$—	$15,625
Average balance during the year	$—	$—	$5,780
Effective weighted average interest rate during year	—%	—%	0.10%
Federal Home Loan Bank of San Francisco borrowings:
Maximum outstanding at any month end	$120,000	$75,000	$135,000
Average balance during the year	$87,671	$77,534	$109,679
Effective weighted average interest rate during year	1.91%	0.55%	(0.24)%
Senior debt net of unamortized discount and debt issuance costs:
Maximum outstanding at any month end	$9,902	$—	$—
Average balance during the year	$82	$—	$—
Effective weighted average interest rate during year	4.55%	—%	—%
Subordinated debt net of unamortized discount and debt issuance costs:
Maximum outstanding at any month end	$9,792	$—	$—
Average balance during the year	$1,121	$—	$—
Effective weighted average interest rate during year	7.38%	—%	—%

The Bank’s effective weighted average interest rate on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge gains or losses reclassified out other comprehensive income. During the year ended December 31, 2015 and the second six months of 2014, hedge losses were reclassified out other comprehensive income into earnings as an addition to interest expense. During the first six months of 2014 and the year ended December 31, 2013, hedge gains from a previous set of interest rate swaps were reclassified out of other comprehensive income into earnings as a reduction of interest expense.

Credit Risk Management

Credit risk arises from the inability of a loan customer to meet their repayment obligations or the inability of a bond issuer to meet their contractual repayment obligations. Credit risk exists in our outstanding loans, letters of credit, Federal Home Loan Bank of San Francisco affordable housing grant sponsorships, unfunded loan commitments, deposits with other institutions and investment bond portfolio. In all of these areas we manage credit risk based on the risk profile of the borrower/grantee/issuer, repayment sources and the nature of the underlying collateral given current events and conditions. We rely on various controls including our underwriting standards, loan policies, internal loan monitoring, ALLL methodology and credit reviews to manage credit risk.

Concentrations of credit risk

We grant commercial, real estate, and consumer loans primarily to customers in northern California but also in other parts of the United States. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 72% of our gross loan portfolio at December 31, 2015 and December 31, 2014. Our real estate concentration is managed to assure wide geographic and usage type diversity. Although management believes such concentration has no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in our principal market areas, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

Loan portfolio

Credit risk management for the loan portfolio begins with an assessment of the credit risk profile of each individual borrower based on an analysis of the borrower’s financial position in light of current industry, economic or geopolitical trends. As part of the overall credit risk assessment of a borrower, each credit is assigned a risk grade and is subject to approval based on our existing credit approval standards. Risk grading is a significant factor in determining the adequacy of the ALLL.

Credit decisions are made by our Credit Administration subject to certain limitations and, when those limitations are encountered, the approvals are made by the Board Loan Committee. Credit risk is continuously monitored by Credit Administration for possible adjustment of a loan risk grade if there has been a change in the borrower’s ability to perform under the terms of their obligation. Additionally, we may manage the size of our credit exposure through loan sales and loan participation agreements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Our specific underwriting standards and methods for each principal line of lending include industry-accepted analysis and modeling and certain proprietary techniques. Our underwriting criteria are designed to comply with applicable regulatory guidelines, including required loan-to-value ratios. Our credit administration policies contain mandatory lien position and debt service coverage requirements, and we generally require a guarantee from individuals owning 20% or more of the borrowing entity. Our evaluations of our borrowers’ are facilitated by management’s knowledge of local market conditions and periodic reviews by a consultant of our credit administration policies.

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

We make provisions to the ALLL as necessary through charges to operations that are reflected in our Consolidated Statements of Operations as provision for loan and lease loss expense. When a loan is deemed uncollectible, it is charged against the allowance. Any recoveries of previously charged off loans and leases are credited back to the allowance. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular categories of the loan and lease portfolio.

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

Federal Home Loan Bank of San Francisco Affordable Housing Grant Sponsorships

As part of satisfying our CRA responsibilities, we are a sponsor for various nonprofit organizations which receive cash grants from the Federal Home Loan Bank of San Francisco. Those grants require the nonprofit organization to comply with stipulated conditions of the grant over specified periods of time which typically vary from 10 to 15 years. If the nonprofit organization fails to comply, Federal Home Loan Bank of San Francisco can require us to refund the amount of the grant to Federal Home Loan Bank of San Francisco. To mitigate this contingent credit risk, Credit Administration underwrites the financial strength of the nonprofit organization and reviews their systems of internal control to determine, as best as is possible, that they will not fail to comply with the conditions of the grant.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Securities Portfolio

To manage credit risk in the securities portfolio, we have an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer. We perform a pre-purchase analysis on all bonds not secured by the U.S. Government or Agency of the U.S. Government to ensure that the investment meets our credit risk requirements and repayment expectations. We perform annual and quarterly credit reviews to ensure our investments continue to meet our credit risk requirements and repayment expectations.

Deposits With Other Institutions

We recognize the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to other depository institutions in aggregate or to any single correspondent, we have established general standards for selecting correspondent banks as well as internal limits for allowable exposure to other depository institutions in aggregate or to any single correspondent.

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

We face market risk through interest rate volatility. Net interest income, or margin risk, is measured based on rate shocks over varying time horizons versus a current stable interest rate environment. Assumptions used in these calculations are similar to those used in the planning and budgeting model. The overall interest rate risk position and strategies are reviewed on an ongoing basis with ALCO.

Securities Portfolio

The securities portfolio is central to our asset liability management strategies. The decision to purchase or sell securities is based upon our assessment of current and projected economic and financial conditions, including the interest rate environment, liquidity, changes in a security’s credit rating, the risk weighting of a security and other regulatory requirements. We classify our securities as “available-for-sale” or “held-to-maturity” at the time of purchase. We do not engage in trading activities. Securities held-to-maturity are carried at amortized cost. Securities available-for-sale may be sold to implement our asset liability management strategies and in response to changes in interest rates, prepayment rates, and similar factors. Securities available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as a component of accumulated other comprehensive income, in a separate component of shareholders’ equity. Gain or loss on sale of securities is calculated on the specific identification method.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

Valuation of Investments and Impairment of Securities

At the time of purchase, we designate the security as held-to-maturity or available-for-sale, based on its investment objectives, operational needs and intent to hold. We do not engage in trading activity. Securities designated as held-to-maturity are carried at amortized cost. We have the ability and intent to hold these securities to maturity. Securities designated as available-for-sale may be sold to implement our asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Securities designated as available-for-sale are recorded at fair value and unrealized gains or losses, net of income taxes, are reported as part of accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains or losses on sale of securities are based on the specific identification method. The market value and underlying rating of the security is monitored for quality. Securities may be adjusted to reflect changes in valuation as a result of other-than-temporary declines in value. Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed rate investments, from changes in interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.

When an investment is other-than-temporarily impaired, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell the security or if it is more likely than not that we will be required to sell security before recovery of the amortized cost basis, the entire amount of other-than-temporary impairment is recognized in earnings.

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

The remaining differences between the investment’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. Significant judgment is required in the determination of whether other-than-temporary impairment has occurred for an investment. We follow a consistent and systematic process for determining other-than-temporary impairment loss. We have designated the ALCO responsible for the other-than-temporary evaluation process.

The ALCO Committee’s assessment of whether other-than-temporary impairment loss should be recognized incorporates both quantitative and qualitative information including, but not limited to: (1) the length of time and the extent of which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (4) whether the debtor is current on interest and principal payments, and (5) general market conditions and industry or sector specific outlook. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on other-than-temporary impairment and the securities portfolio.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are management's best estimate of the probable impact these changes would have on the loan portfolio as a whole. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

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

In projecting future taxable income, management develops assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. We file consolidated federal and combined state income tax returns.

ASC 740-10-55 Income Taxes requires a two-step process that separates recognition from measurement of tax positions. We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. The measurement process is applied only after satisfying the recognition requirement and determines what amount of a tax position will be sustainable upon a potential examination or settlement. If upon measuring, the tax position produces a range of potential tax benefits, we may claim the highest tax benefit from that range as long as it is over 50% likely to be realized using a probability analysis.

We believe that all of the tax positions we have taken, meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 23 Income Taxes in the Notes to Consolidated Financial Statements in this document for further detail on our income taxes.

Derivative Financial Instruments and Hedging Activities

We use derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flow relating to specific groups of assets and liabilities. Presently, we utilize interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). We do not use derivative instruments for trading or speculative purposes.

For derivative financial instruments accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. We formally assess both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in cash flows of the instruments is recognized immediately into earnings.

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, we have designated our interest rate swaps as cash flow hedges of certain active and forecasted variable rate Federal Home Loan Bank of San Francisco advances. Changes in the fair value of the hedging instrument in cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged instrument. No components of our hedging instruments are excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were in accumulated other comprehensive income are recognized immediately in earnings.

The following table summarizes our interest rate swap contracts with counterparties outstanding at December 31, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap - active #1	2.64%	0.33%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap #2	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017

(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table summarizes our estimate of the amount of existing losses on derivative instruments recorded in accumulated other comprehensive income as of December 31, 2015 that are expected to be reclassified into earnings within the next 12 months, assuming various rate shock scenarios. In each scenario, the impact to net income as a result of the increase in interest rates paid on the hedged instrument would remain unchanged because the derivative instrument is effectively offsetting changes in cash flows of the underlying hedged instrument.

(Amounts in thousands)	Interest Rate Shock
Description	Flat	+100bp	+200bp
Reclassifications from accumulated other comprehensive income	$1,127	$685	$244

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements. Additional information on our use of fair value measurements and our related valuation methodologies is provided in Note 22 Fair Values in the Notes to Consolidated Financial Statements incorporated in this document.

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

Our income depends to a great extent on net interest income, which correlates strongly with certain interest rate characteristics. These interest rate characteristics are highly sensitive to many factors which are beyond our control, including general economic conditions, inflation, recession, and the policies of various governmental and regulatory agencies, the Federal Reserve Board in particular. In recent years we originated higher volumes of longer term fixed rate loans. These loans, combined with the structure of our investment portfolio, the use of floors in the pricing of our variable rate loans and funding mix caused the Company to become liability sensitive, which would negatively impact earnings in a rising interest rate environment. To mitigate this liability sensitive position, we entered into an interest rate swap on a portion of our Federal Home Loan Bank of San Francisco borrowings and have been working to shorten the average duration of our investment portfolio. These actions have brought our interest rate risk profile to a position that is neutral or slightly liability sensitive.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the results of operations for the three years ended December 31, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

Overview

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common shareholders was $8.3 million for the year ended December 31, 2015, compared to $5.5 million for the year ended December 31, 2014. Increases in net interest income and decreases in provision for loan and lease loss expense and noninterest expense were partially offset by decreases in noninterest income and increases in provision for income taxes, compared to the same period a year previous.

Diluted earnings per share were $0.62 for the year ended December 31, 2015, compared with $0.41 for the same period a year previous. This increase in diluted earnings per share primarily resulted from increased earnings and decreased weighted average shares. The decrease in weighted average shares directly resulted primarily from common stock repurchases during 2014.

We continued our quarterly cash dividends of $0.03 per share for all four quarters in 2015. In determining the amount of dividend to be paid, we give consideration to capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common shareholders was $5.5 million for the year ended December 31, 2014, compared to $7.7 million for the year ended December 31, 2013. Decreases in net interest income and increases in provision for loan and lease loss expense and noninterest expense were partially offset by increases in noninterest income and decreased provision for income taxes, compared to the year ended December 31, 2013.

Diluted earnings per share from operations were $0.41 for the year ended December 31, 2014 compared with $0.52 for the year ended December 31, 2013. This decrease in diluted earnings per share primarily resulted from decreased earnings partially offset by decreased weighted average shares. The decrease in weighted average shares directly resulted from common stock repurchases.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We continued our quarterly cash dividends of $0.03 per share for all four quarters in 2014. In determining the amount of dividend to be paid, we consider capital preservation objectives, expected asset growth, projected earnings, the overall dividend pay-out ratio, and the dividend yield.

Return on Average Assets, Average Total Equity and Common Shareholders' Equity

The following table presents the returns on average assets, average total equity and average common shareholders' equity for the years ended December 31, 2015, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net income and net income available to common shareholders as shown in the Consolidated Statements of Operations incorporated in this document.

	2015	2014	2013
Return on average assets:
Net income	0.86%	0.59%	0.83%
Income available to common shareholders	0.84%	0.57%	0.81%
Return on average total equity:
Net income	8.10%	5.59%	7.47%
Income available to common shareholders	7.83%	5.40%	7.28%
Return on average common shareholders’ equity:
Net income	9.85%	6.95%	9.20%
Income available to common shareholders	9.51%	6.70%	8.97%

Net Interest Income and Net Interest Margin

Net interest income is the largest source of our operating income. Net interest income for the years ended December 31, 2015, 2014 and 2013 was $33.8 million, $32.6 million and $33.8 million, respectively.

Interest income for the year ended December 31, 2015 was $38.8 million, an increase of $2.1 million or 6% compared to the same period a year previous. The increase in interest income was primarily driven by increased volume in the loan portfolio, partially offset by decreased yield in the loan portfolio and decreased volume and yields on the securities portfolio and on interest bearing deposits in other banks.

Interest income for the year ended December 31, 2014 was $36.7 million, a decrease of $568 thousand or 2% compared to the year ended December 31, 2013. The decrease in interest income was primarily driven by decreased yields in the loan portfolio and decreased volume in the investment securities portfolio, partially offset by increased volume in the loan portfolio and increased yield of investment securities. Decreases in loan portfolio yield resulted in a $1.1 million decrease in loan interest income partially offset by an increase of $597 thousand in loan interest income due to increased loan portfolio volume.

Interest income recognized from the investment securities portfolio decreased $1.1 million during the year ended December 31, 2015 compared to the same period a year previous. The decrease in investment securities interest income was primarily attributable to decreased volume on the securities portfolio and decreased yields on the taxable securities portfolio, partially offset by increased yields on the tax exempt securities. Average securities balances and weighted average tax equivalent yields were $198.0 million and 3.49% compared to $231.9 million and 3.47% for 2015 and 2014, respectively.

Interest income recognized from the investment securities portfolio decreased $69 thousand during the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in investment securities interest income was primarily attributable to decreased volume, partially offset by increased yields. Average securities balances and weighted average tax equivalent yields were $232.6 million and 3.46% compared to $250.3 million and 3.26% for 2014 and 2013, respectively.

Interest expense for the year ended December 31, 2015 was $5.0 million, an increase of $891 thousand or 22% compared to the same period a year previous. Interest expense for the year ended December 31, 2014 was $4.1 million, an increase of $614 thousand or 18% compared to the year ended December 31, 2013.

●	Interest expense on deposits decreased $278 thousand during 2015 as we reduced our reliance on time deposits.

●

Interest expense on junior subordinated debentures decreased $168 thousand from $363 thousand for 2014 to $195 thousand for 2015, reflecting the decrease in outstanding debt. During most of 2014, outstanding junior subordinated debentures totaled $15.5 million. Late in the fourth quarter of 2014, $5.2 million was repaid. During 2015, junior subordinated debentures totaled $10.3 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

●

Interest on term debt increased $1.3 million due to the reclassification of losses from other comprehensive income associated with our active interest rate swap. Interest expense on Federal Home Loan Bank of San Francisco borrowings includes the effect of hedge gains or losses reclassified out other comprehensive income. During the year ended December 31, 2015 and the second six months of 2014, hedge losses were reclassified out other comprehensive income into earnings as an addition to interest expense on Federal Home Loan Bank of San Francisco borrowings. During the first six months of 2014 and the year ended December 31, 2013, hedge gains from a previous set of interest rate swaps were reclassified out of other comprehensive income into earnings reducing interest expense on Federal Home Loan Bank of San Francisco borrowings.

●	During December of 2015, we issued $20.0 million of new term debt.

The net interest margin on a fully tax-equivalent basis was 3.77% for the year ended December 31, 2015, an increase of six basis points as compared to the same period a year previous. The increase in net interest margin resulted from a 15 basis point increase in tax equivalent yield on average earning assets and a nine basis point increase in interest expense to average earning assets. The increase in net interest margin was primarily driven by increase in loan volume. Maintaining our net interest margin in a historically low interest rate environment and while confronted with increased borrowing costs due to our newly issued term debt will be challenging in the foreseeable future. During the first quarter of 2016, we expect to experience a significant increase in deposits through our Branch Acquisition. Maintaining our net interest margin will be dependent on our ability to invest the cash provided by these deposits into higher yielding assets while not subjecting the Company to undue interest rate risk.

The net interest margin on a fully tax-equivalent basis was 3.71% for the year ended December 31, 2014, a decrease of 16 basis points as compared to the year ended December 31, 2013. The decrease in net interest margin resulted from a ten basis point decline in tax equivalent yield on average earning assets and a nine basis point increase in interest expense to average earning assets. Loan volumes increased during the year ended December 31, 2014 due to portfolio purchases and loan originations; however, the increase was offset by decreased yield in the loan portfolio.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2015, 2014 and 2013.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Years Ended December 31,
	2015			2014			2013
	Average			Average			Average
(Amounts in thousands)	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets
Net loans (1)	$699,227	$32,871	4.70%	$625,166	$29,464	4.71%	$612,780	$29,918	4.88%
Taxable securities	120,897	3,284	2.72%	147,916	4,214	2.85%	157,486	4,209	2.67%
Tax-exempt securities	77,089	2,392	3.10%	83,973	2,536	3.02%	92,854	2,610	2.81%
Interest-bearing deposits in other banks	30,323	206	0.68%	56,465	479	0.85%	43,342	524	1.21%
Average interest-earning assets	927,536	38,753	4.18%	913,520	36,693	4.02%	906,462	37,261	4.11%
Cash and due from banks	11,220			11,246			10,624
Premises and equipment, net	11,552			12,105			10,338
Other assets	42,423			36,936			26,430
Average total assets	$992,731			$973,807			$953,854

Interest-bearing liabilities
Interest-bearing demand	$283,105	460	0.16%	$272,383	471	0.17%	$244,125	485	0.20%
Savings deposits	92,659	213	0.23%	91,108	228	0.25%	92,502	254	0.27%
Certificates of deposit	238,626	2,356	0.99%	259,445	2,608	1.01%	248,350	2,625	1.06%
Repurchase agreements	—	—	—%	—	—	—%	5,780	6	0.10%
Net term debt	88,874	1,759	1.98%	77,534	422	0.54%	107,603	(266)	(0.25)%
Junior subordinated debentures	10,310	195	1.89%	15,239	363	2.38%	15,465	374	2.42%
Average interest-bearing liabilities	713,574	4,983	0.70%	$715,709	4,092	0.57%	$713,825	3,478	0.49%
Noninterest-bearing demand	156,578			139,792			122,011
Other liabilities	16,588			15,934			11,825
Shareholders’ equity	105,991			102,372			106,193
Average liabilities and shareholders’ equity	$992,731			$973,807			$953,854
Net interest income and net interest margin		$33,770	3.64%		$32,601	3.57%		$33,783	3.73%
Tax equivalent net interest margin (2)			3.77%			3.71%			3.87%

Interest income on loans includes fee expense of approximately $486 thousand, $270 thousand, and $274 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

(1)	Average nonaccrual loans of $17.2 million, $26.0 million and $37.3 million for the years 2015, 2014, and 2013 are included respectively.
(2)

Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate. The amount of such adjustments was an addition to recorded income of approximately $1.2 million, $1.3 million and $1.3 million for the years 2015, 2014 and 2013, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2015 compared to 2014 and 2014 compared to 2013. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Analysis of Changes in Net Interest Income

	Years Ended December 31,
	2015 over 2014			2014 over 2013
(Amounts in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income:
Net loans	$3,482	$(75)	$3,407	$597	$(1,051)	$(454)
Taxable securities	(741)	(189)	(930)	(264)	269	5
Tax-exempt securities (1)	(321)	103	(218)	(394)	282	(112)
Interest-bearing deposits in other banks	(191)	(82)	(273)	135	(180)	(45)
Total increase (decrease)	2,229	(243)	1,986	74	(680)	(606)

Increase (decrease) in interest expense:
Interest-bearing demand	18	(29)	(11)	53	(67)	(14)
Savings accounts	4	(19)	(15)	(4)	(22)	(26)
Certificates of deposit	(206)	(46)	(252)	115	(132)	(17)
Repurchase agreements	—	—	—	(6)	—	(6)
Net term debt	70	1,267	1,337	65	624	689
Junior subordinated debentures	(103)	(65)	(168)	(5)	(7)	(12)
Total increase	(217)	1,108	891	218	396	614
Net increase (decrease)	$2,446	$(1,351)	$1,095	$(144)	$(1,076)	$(1,220)
(1) Tax-exempt income has been adjusted to tax equivalent basis at a 34% tax rate.

Noninterest Income

Noninterest income in 2015 was $3.2 million, a decrease of $1.1 million or 26% compared to 2014. Noninterest income in 2014 was $4.3 million, an increase of $773 thousand or 22%, compared to 2013. The following table presents the key components of noninterest income for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015 Compared to 2014				2014 Compared to 2013
			Change	Change			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent	2014	2013	Amount	Percent
Noninterest income:
Service charges on deposit accounts	$204	$186	$18	10%	$186	$191	$(5)	(3)%
Payroll and benefit processing fees	555	508	47	9%	508	484	24	5%
Earnings on cash surrender value – life insurance	641	628	13	2%	628	534	94	18%
Gain (loss) on investment securities, net	443	(159)	602	379%	(159)	995	(1,154)	(116)%
Other	1,340	3,152	(1,812)	(57)%	3,152	1,338	1,814	136%
Total noninterest income	$3,183	$4,315	$(1,132)	(26)%	$4,315	$3,542	$773	22%

Gains on the sale of investment securities increased by $602 thousand, to a gain of $443 thousand for the year ended December 31, 2015, compared to losses of $159 thousand for the year ended 2014. During 2015, we purchased 52 securities with weighted average yields of 2.30%. During the same period we sold 61 securities with weighted average yields 2.49%. Generally, securities purchased had relatively short durations with solid credit quality. See Note 4 Securities in the Notes to Consolidated Financial Statements in this document for further detail on gross realized gains and losses associated with the selling of securities.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The major components of other noninterest income are fees earned on ATM transactions, online banking services, wire transfers, and Federal Home Loan Bank of San Francisco dividends. Other noninterest income for the year ended December 31, 2015 was $1.3 million, a decrease of $1.8 million compared to the same period a year previous. The decrease in the current year compared to the same period a year previous is primarily driven by $1.6 million in hedge gains recorded during 2014 and gain on extinguishment of debt of $406 thousand. See Note 21 Derivatives in the Notes to Consolidated Financial Statements in this document for additional information on our derivatives.

Noninterest Expense

Noninterest expense for the year ended December 31, 2015 was $24.9 million, a decrease of $1.5 million or (6)% compared to 2014. Noninterest expense for 2014 was $26.4 million, an increase of $4.6 million or 21% compared to 2013. The following table presents the key elements of noninterest expense for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015 Compared to 2014				2014 Compared to 2013
			Change	Change			Change	Change
(Amounts in thousands)	2015	2014	Amount	Percent	2014	2013	Amount	Percent
Noninterest expense:
Salaries & related benefits	$14,303	$14,965	$(662)	(4)%	$14,965	$12,035	$2,930	24%
Premises & equipment	2,894	2,784	110	4%	2,784	2,205	579	26%
Write-down of other real estate owned	—	290	(290)	(100)%	290	—	290	—%
Federal Deposit Insurance Corporation insurance premium	717	798	(81)	(10)%	798	725	73	10%
Data processing fees	1,016	926	90	10%	926	547	379	69%
Professional service fees	1,628	1,398	230	16%	1,398	1,241	157	13%
Branch Acquisition costs	347	—	347	—%	—	—	—	—%
Other	4,000	5,273	(1,273)	(24)%	5,273	5,036	237	5%
Total noninterest expense	$24,905	$26,434	$(1,529)	(6)%	$26,434	$21,789	$4,645	21%

Salaries and related benefits expense for the year ended December 31, 2015 were $14.3 million, a decrease of $662 thousand or 4% compared to the same period a year previous. The decrease is primarily due to severance costs associated with the retirement of a former executive recorded in the fourth quarter of 2014 and the recording of increased deferred loan origination costs in the current year.

There were no write-downs recorded for OREO during the year ended December 31, 2015. During 2014 management determined that there was further impairment on commercial property held in OREO and recorded a write-down of the carrying value in the amount of $290 thousand. See Note 8 - Other Real Estate Owned in the Notes to Consolidated Financial Statements for further discussion.

Professional service fees encompass audit, legal and consulting fees. Professional service fees for the year ended December 31, 2015 were $1.6 million, an increase of $230 thousand or 16% compared to the same period a year previous. Professional service fees increased $157 thousand in 2014 compared to 2013. Increases in professional service fees for 2015 compared to 2014 and for 2014 compared to 2013 were primarily driven by increased usage of outside services.

Branch Acquisition costs of $347 thousand were recognized during 2015. The branch acquisition costs included $200 thousand paid for investment banking advisory services.

The major components of other noninterest expense are utilities, stationary and supplies, Directors’ fees, advertising and promotion. Other noninterest expense for the year ended December 31, 2015 was $4.0 million, a decrease of $1.3 million, compared to the same period a year previous. During 2014, we negotiated the settlement of a note receivable from our former mortgage subsidiary which resulted in a loss of $1.4 million.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Income Taxes

Our provision for income taxes includes both federal and state income taxes and reflects the application of federal and state statutory rates to our income before taxes. The following table reflects our tax provision and the related effective tax rate for the periods indicated.

	Years Ended December 31,
(Amounts in thousands)	2015	2014	2013
Provision for income taxes	$3,462	$1,580	$4,851
Effective tax rate	28.74%	21.62%	37.94%

The effective tax rates differed from the federal statutory rate of 34% and the state rate of 10.84% principally because of non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, and tax credits arising from investments in Low Income Housing Tax Credit partnerships. The difference between the statutory rate and the effective rate was magnified in the year ended December 31, 2014 as non-taxable income and tax credits remained relatively level while pre-tax earnings decreased 43% compared to the prior year. See Note 23 Income Taxes in the Notes to Consolidated Financial Statements for further details regarding our provision for income taxes and the differences between the federal statutory rate and the actual effective rate.

During 2015 we retroactively reclassified certain loan interest income from taxable to tax exempt. The amounts reclassified were $158 thousand and $156 thousand for tax years, 2014 and 2013, respectively.

Pre-tax income increased during 2015 compared to 2014, but our anticipated tax credits and tax exempt income have not increased commensurately compared to 2014. As these items comprise an ever decreasing percentage of pre-tax income, our income tax provision as a percent of pre-tax income increases. See Note 24 Qualified Affordable Housing Project Investments in the Notes to Consolidated Financial Statements for further details regarding our investments in affordable housing projects.

FINANCIAL CONDITION

Balance Sheet

As of December 31, 2015, we had total consolidated assets of $1.0 billion, gross loans of $716.6 million, allowance for loan and lease losses (“ALLL”) of $11.2 million, total deposits of $803.7 million, and shareholders’ equity of $90.5 million.

We continued to maintain a strong liquidity position during the reporting period. As of December 31, 2015, we maintained cash positions at the Federal Reserve Bank and correspondent banks in the amount of $48.2 million. We also held certificates of deposits with other financial institutions in the amount of $2.0 million.

Available-for-sale investment securities totaled $159.0 million at December 31, 2015, compared with $187.0 million at December 31, 2014. Our available-for-sale investment portfolio provides a secondary source of liquidity to fund other higher yielding asset opportunities, such as loan originations and wholesale loan purchases.

During 2015, we purchased 52 securities with a par value of $66.4 million and weighted average yield of 2.30% and sold 61 securities with a par value of $68.2 million and weighted average yield of 2.49%. The sales activity resulted in $443 thousand in net realized gains for the year ended December 31, 2015.

During the year ended December 31, 2015, our securities purchases were focused on moderate term maturities, taking advantage of the steepness of the yield curve, which moderates our exposure to rising interest rates, while still providing an acceptable yield. Sales were focused on longer term municipal and corporate bonds, as well as mortgage-backed and asset-backed securities with extended cash flows or with a high probability of cash flows extending as interest rates increase.

Overall, our investment strategy reflects the continuing expectation of rising rates across the yield curve. We continue to actively seek out opportunities to reduce the overall duration of the portfolio and accelerate cash flows. This strategy could entail recognizing small losses within the portfolio to meet these longer term objectives.

At December 31, 2015, our net unrealized gains on available-for-sale securities were $1.6 million compared with $2.6 million net unrealized gains at December 31, 2014. The decrease in net unrealized gains compared to the prior year is primarily due to sales of available-for-sale investment securities and interest rate changes during the year.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

We recorded gross loan balances of $716.6 million at December 31, 2015, compared with $660.9 million at December 31, 2014, an increase of $55.7 million. The increase in gross loans during the year ended December 31, 2015 was driven by strong organic loan originations and the purchase of wholesale loan pools. During 2015, purchased loan balances increased $12.7 million. See Note 6, Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document for further information regarding the purchase of these pools.

The ALLL at December 31, 2015 increased $400 thousand to $11.2 million compared to $10.8 million at December 31, 2014. During the year there were no provisions for loan and lease losses compared to $3.2 million in the prior year. Net recoveries were $360 thousand during the year ended December 31, 2015, compared with net charge offs of $6.5 million during the same period a year previous. At December 31, 2015, given our ALLL methodology which uses criteria such as risk weighting and historical loss rates, and given the ongoing improvements in asset quality, we believe the ALLL is adequate. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

Nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased by $7.6 million to $14.1 million, or 1.97% of gross loans, as of December 31, 2015, compared to $21.7 million, or 3.28% of gross loans as of December 31, 2014. Past due loans as of December 31, 2015 decreased to $11.2 million, compared to $18.7 million as of December 31, 2014. The decrease in past due loans primarily occurred in the commercial loan portfolio. We believe that risk grading for past due loans appropriately reflects the risk associated with the past due loans. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

Our OREO balance at December 31, 2015 was $1.4 million compared to $502 thousand at December 31, 2014. The net increase in OREO balance was attributable to two commercial borrowing relationships. For the year ended December 31, 2015, we transferred 20 foreclosed properties in the amount of $4.1 million to OREO and sold 15 properties with balances of $3.1 million for a net loss of $26 thousand. See Note 8, Other Real Estate Owned in the Notes to Consolidated Financial Statements in this document, for further details relating to our OREO portfolio. We remain committed to working with customers who are experiencing financial difficulties to find potential solutions.

Total deposits as of December 31, 2015 were $803.7 million compared to $789.0 million at December 31, 2014, an increase of $14.7 million or 2%. During the year ended December 31, 2015, increases in noninterest-bearing demand, interest-bearing demand and savings accounts were partially offset by decreases in certificates of deposit accounts.

The Holding Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced and completed in 2014 and 2,000,000 common shares under two separate plans announced and completed in 2013. As such, the weighted average number common shares outstanding decreased by 154,986 and 1,443,826 shares during the years ended December 31, 2015 and 2014, respectively. The decrease in weighted average shares contributed positively to increases in earnings per common share and return on common equity.

Investment Securities

The composition of our investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income.

The investment securities portfolio also:

●	Mitigates interest rate risk;

●	Mitigates a portion of credit risk inherent in the loan portfolio;

●	Provides a vehicle for the investment of excess liquidity;

●	Provides a source of liquidity when pledged as collateral for lines of credit;

●	Can be used as collateral for certain public funds.

During the year ended December 31, 2015, reductions in the available-for-sale investment portfolio and increased deposit balances were used to fund higher yielding loan assets. Our held-to-maturity investment portfolio is generally utilized to hold longer term securities that may have greater price risk many of which are pledged as collateral for our local agency deposit program. This portfolio includes securities with longer durations and higher coupons than securities held in the available-for-sale securities portfolio. Held-to-maturity investment securities had amortized costs of $35.9 million at December 31, 2015, compared with $36.8 million at December 31, 2014. There were no held-to-maturity securities purchased during the year ended December 31, 2015.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the investment securities portfolio by classification and major type as of December 31, for each of the last three years.

(Amounts in thousands)	2015	2014	2013
Available-for-sale securities: (1)
U.S. government & agencies	$3,943	$6,393	$6,264
Obligations of state and political subdivisions	61,104	54,363	59,209
Mortgage backed securities and collateralized mortgage obligations	32,137	47,015	62,991
Corporate securities	33,778	37,734	48,230
Commercial mortgage backed securities	12,769	10,389	10,472
Other asset backed securities	15,299	31,092	29,474
Total	$159,030	$186,986	$216,640
Held-to-maturity securities: (1)
Obligations of state and political subdivisions	$35,899	$36,806	$36,696

(1) Available-for-sale securities are reported at fair value, and held-to-maturity securities are reported at amortized cost.

The following table presents information regarding the amortized cost, and maturity structure of the investment portfolio at December 31, 2015.

			Over One Through		Over Five Through
	Within One Year		Five Years		Ten Years		Over Ten Years		Total
(Amounts in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities:
U.S. government & agencies	$—	—%	$3,886	3.22%	$—	—%	$—	—%	$3,886	3.22%
Obligations of state and political subdivisions	793	2.50%	6,809	2.77%	26,792	3.12%	24,938	2.61%	59,332	2.86%
Mortgage backed securities and collateralized mortgage obligations	601	1.22%	19,666	3.04%	11,628	3.05%	320	3.41%	32,215	3.01%
Corporate securities	5,035	0.73%	15,337	2.47%	10,751	2.55%	2,652	2.09%	33,775	2.21%
Commercial mortgage backed securities	—	—%	3,715	1.48%	3,003	2.14%	6,175	2.70%	12,893	2.22%
Other asset backed securities	—	—%	—	—%	2,089	1.37%	13,242	2.97%	15,331	2.75%
Total	$6,429	0.99%	$49,413	2.72%	$54,263	2.87%	$47,327	2.70%	$157,432	2.70%
Held-to-maturity securities:
Obligations of state and political subdivisions	$—	—%	$1,518	3.41%	$16,415	2.98%	$17,966	3.25%	$35,899	3.14%

The maturities for the collateralized mortgage obligations and mortgage backed securities are presented by expected average life, rather than contractual maturity. The yield on tax-exempt securities has not been adjusted to a tax-equivalent yield basis.

Loan Concentrations

We concentrate our loan origination activities primarily within El Dorado, Placer, Sacramento, and Shasta counties in California. We manage our credit risk through various diversifications of our loan portfolio, the application of sound underwriting policies and procedures, and ongoing credit monitoring practices. Generally, the loans are secured by real estate or other assets located in California. Repayment is expected from the borrower’s cash flows or cash flows from real estate investments.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Loan Portfolio	2015	%	2014	%	2013	%	2012	%	2011	%
Commercial	$132,805	19%	$150,253	23%	$170,429	29%	$232,276	34%	$148,095	25%
Commercial real estate:
Real estate – construction and land development	28,319	4%	30,099	5%	18,545	3%	16,863	3%	26,064	4%
Real estate – commercial non-owner occupied	243,374	33%	213,883	32%	200,315	33%	206,046	31%	213,255	36%
Real estate – commercial owner occupied	156,299	22%	120,324	18%	89,045	15%	80,357	12%	72,121	12%
Residential real estate:
Real estate – residential - ITIN	49,106	7%	52,830	8%	56,101	9%	60,105	9%	64,833	11%
Real estate – residential - 1-4 family mortgage	11,390	2%	13,156	2%	14,590	2%	18,452	3%	19,679	3%
Real estate – residential - equity lines	45,473	6%	44,981	7%	45,462	8%	45,181	7%	44,818	8%
Consumer and other	49,873	7%	35,372	5%	3,508	1%	4,771	1%	5,507	1%
Gross loans	716,639	100%	660,898	100%	597,995	100%	664,051	100%	594,372	100%
Deferred loan fees, net	870		157		303		312		37
Loans, net of deferred fees and costs	717,509		661,055		598,298		664,363		594,409
Allowance for loan and lease losses	(11,180)		(10,820)		(14,172)		(11,103)		(10,622)
Net loans	$706,329		$650,235		$584,126		$653,260		$583,787

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the maturity and re-pricing distribution of our gross loans outstanding as of December 31, 2015, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

		After One
	Within One	Through	After Five
(Amounts in thousands)	Year	Five Years	Years	Total
Commercial	$40,794	45,488	46,523	$132,805
Commercial real estate:
Real estate - construction and land development	6,600	7,424	14,295	28,319
Real estate - commercial non-owner occupied	7,968	41,768	193,638	243,374
Real estate - commercial owner occupied	8,152	24,578	123,569	156,299
Residential real estate:
Real estate - residential - ITIN	—	—	49,106	49,106
Real estate - residential - 1-4 family mortgage	—	1,063	10,327	11,390
Real estate - residential - equity lines	2,229	2,231	41,013	45,473
Consumer and other	45,144	725	4,004	49,873
Gross loans	$110,887	$123,277	$482,475	$716,639
Loans due after one year with:
Fixed rates		$52,199	142,582	194,781
Variable rates		71,078	339,893	410,971
Total		$123,277	$482,475	$605,752

Loans with unique credit characteristics

In April of 2009, we completed a loan ‘swap’ transaction which included the purchase of a pool of Individual Tax Identification Number (“ITIN”) residential mortgage loans. The ITIN loans are made to legal United States residents without a social security number, and are geographically dispersed throughout the United States. The ITIN loan portfolio is serviced through third parties. The majority of the ITIN loans are variable rate loans and may have an increased default risk in a rising rate environment. Worsening economic conditions in the United States may cause us to suffer higher default rates on our ITIN loans and reduce the value of the assets that we hold as collateral. In addition, if we are forced to foreclose and service these ITIN properties ourselves, we may realize additional monitoring, servicing and appraisal costs due to the geographic disbursement of the portfolio which will adversely affect our noninterest expense.

Purchased Loans

In addition to loans we have originated, the loan portfolio includes purchased loan pools and purchased participations. Purchased loans are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ALLL is not recorded at the acquisition date. Additional information regarding the individual purchased loan pools can be found in Note 6 Purchase of Financial Assets in the Notes to Consolidated Financial Statements in this document.

The following table presents the recorded investment in purchased loans at December 31, 2015 and 2014.

	For The Years Ended
	December 31,
(Amounts in thousands)	2015		2014
Purchased Loans	Balance	% of Gross Loan Portfolio	Balance	% of Gross Loan Portfolio
Commercial	$—	—%	$304	—%
Commercial real estate	46,999	7%	42,051	6%
Residential real estate	58,471	8%	65,019	10%
Consumer and other	46,783	7%	32,164	5%
Total purchased loans	$152,253	22%	$139,538	21%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Asset Quality

Nonperforming Assets

Our loan portfolio is heavily concentrated in real estate, and a significant portion of our borrowers’ ability to repay their loans is dependent upon the professional services, commercial real estate market and the residential real estate development industry sectors. Loans secured by real estate or other assets primarily located in California are expected to be repaid from cash flows of the borrower or proceeds from the sale of collateral. As such our dependence on real estate secured loans could increase the risk of loss in our loan portfolio in a market of declining real estate values. Furthermore, declining real estate values negatively impact holdings of OREO.

We manage asset quality and mitigate credit risk through the application of policies designed to promote sound underwriting and loan monitoring practices. Our Loan Committee is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the ALLL. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the ALLL, and to determine the adequacy of the allowance, are conducted on a monthly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan portfolio, prevailing economic conditions and other factors.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of collateral, less selling costs. The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.

Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by our Chief Credit Officer. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Based on these processes, we do not believe there are significant time lapses for the recognition of additional provision for loan and lease loss or charge offs from the date they become known.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The following table summarizes our nonperforming assets as of December 31 for each of the last five years.

(Amounts in thousands)	As of December 31,
Nonperforming Assets	2015	2014	2013	2012	2011
Commercial	$1,994	$5,112	$6,527	$2,935	$49
Commercial real estate:
Real estate - construction and land development	—	—	—	—	106
Real estate - commercial non-owner occupied	5,488	8,318	8,767	17,258	4,568
Real estate - commercial owner occupied	1,071	1,378	5,772	6,750	1,536
Total commercial real estate	6,559	9,696	14,539	24,008	6,210
Residential real estate:
Real estate - residential - ITIN	3,649	4,647	6,895	9,825	10,332
Real estate - residential - 1-4 family mortgage	1,775	2,135	1,322	1,805	4,474
Real estate - residential - equity lines	—	24	513	—	353
Total residential real estate	5,424	6,806	8,730	11,630	15,159
Consumer and other	32	35	—	—	—
Total nonaccrual loans	14,009	21,649	29,796	38,573	21,418
90 days past due and still accruing	88	23	—	—	95
Total nonperforming loans	14,097	21,672	29,796	38,573	21,513
Other real estate owned	1,423	502	913	3,061	3,731
Total nonperforming assets	$15,520	$22,174	$30,709	$41,634	$25,244
Nonperforming loans to loans, net of deferred fees and costs	1.96%	3.28%	4.98%	5.81%	3.62%
Nonperforming assets to total assets	1.53%	2.22%	3.23%	4.25%	2.68%

We are continually performing extensive reviews of the commercial real estate portfolio, including stress testing. These reviews are being performed on both our non-owner and owner occupied credits. These reviews are being completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects. Stress testing has been performed to determine the effect of rising cap rates, interest rates, and vacancy rates on the portfolio. Based on our analysis, we believe our lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will not exceed the projected assumptions utilized in stress testing resulting in additional nonperforming loans in the future.

Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows of the restructured loans, discounted at the effective interest rate of the original loan agreement. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

As of December 31, 2015, we had $15.9 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of December 31, 2015, we had 120 restructured loans that qualified as troubled debt restructurings, of which 107 were performing according to their restructured terms. Troubled debt restructurings represented 2.22% of gross loans as of December 31, 2015, compared with 3.55% at December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

At December 31, 2015 and December 31, 2014, impaired loans of $6.9 million and $9.2 million were classified as accruing troubled debt restructurings, respectively. The restructured loans on accrual status represent the majority of impaired loans accruing interest at each respective date. In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. We had no obligation to lend additional funds on the restructured loans as of December 31, 2015.

The following table sets forth a summary of our restructured loans that qualify as troubled debt restructurings for each of the last five years.

(Amounts in thousands)	As of December 31,
Troubled Debt Restructurings	2015	2014	2013	2012	2011
Accruing troubled debt restructurings
Commercial	$49	$1,485	$63	$523	$—
Commercial real estate:
Real estate - commercial non-owner occupied	824	840	2,983	3,701	7,475
Real estate - commercial owner occupied	—	858	881	897	7,115
Residential real estate:
Real estate - residential - ITIN	5,458	5,462	4,303	2,934	2,870
Real estate - residential - equity lines	558	579	598	561	423
Total accruing troubled debt restructurings	6,889	9,224	8,828	8,616	17,883
Nonaccruing troubled debt restructurings
Commercial	863	2,136	6,458	50	49
Commercial real estate:
Real estate - construction and land development	—	—	—	—	80
Real estate - commercial non-owner occupied	4,292	8,317	8,252	4,796	4,569
Real estate - commercial owner occupied	1,071	1,080	5,772	5,862	1,536
Residential real estate:
Real estate - residential - ITIN	2,538	2,420	3,855	5,065	4,687
Real estate - residential - 1-4 family mortgage	219	242	259	277	2,497
Consumer and other	32	35	—	—	—
Total nonaccruing troubled debt restructurings	9,015	14,230	24,596	16,050	13,418
Total troubled debt restructurings
Commercial	912	3,621	6,521	573	49
Commercial real estate:
Real estate - construction and land development	—	—	—	—	80
Real estate - commercial non-owner occupied	5,116	9,157	11,235	8,497	12,044
Real estate - commercial owner occupied	1,071	1,938	6,653	6,759	8,651
Residential real estate:
Real estate - residential - ITIN	7,996	7,882	8,158	7,999	7,557
Real estate - residential - 1-4 family mortgage	219	242	259	277	2,497
Real estate - residential - equity lines	558	579	598	561	423
Consumer and other	32	35	—	—	—
Total troubled debt restructurings	$15,904	$23,454	$33,424	$24,666	$31,301

Total troubled debt restructuring to gross loans outstanding at period end	2.22%	3.55%	5.59%	3.71%	5.27%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL at December 31, 2015 increased $400 thousand to $11.2 million compared to $10.8 million at December 31, 2014. During the year there were no provisions for loan and lease losses compared to $3.2 million in the prior year.

Charge offs were $2.4 million during the year ended December 31, 2015. The charge offs occurred primarily in two commercial relationships for $636 thousand, two commercial real estate relationships for $428 thousand and ITIN loans for $667 thousand. Recoveries were $2.7 million during the year ended December 31, 2015. The recoveries occurred primarily in one commercial relationship for $1.3 million, two commercial real estate relationships for $737 thousand and ITIN loans for $128 thousand. As a result of net recoveries, and continued improved asset quality, no provision for loan and lease losses was deemed necessary during the current year. Our ALLL as a percentage of gross loans was 1.56% and 1.64% as of December 31, 2015, and December, 31, 2014, respectively.

Purchased loans were recorded on the date of purchase at fair value; fair value discounts include a component for estimated credit losses. We evaluate post-acquisition historical credit losses on purchased loans, credit default discounts on purchased loans, and other data to evaluate the likelihood of realizing the recorded investment of purchased loans. Management establishes allocations of the ALLL for any estimated deficiency. See Note 5 Loans in the Notes to Consolidated Financial Statements in this document for further detail on the ALLL and the loan portfolio.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table summarizes the activity in the ALLL reserves for each of the five years ended December 31.

	As of December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Beginning balance ALLL	$10,820	$14,172	$11,103	$10,622	$12,841
Provision for loan and lease loss charged to expense	—	3,175	2,750	9,400	8,991
Loans and lease charge offs	(2,376)	(7,319)	(2,770)	(9,862)	(12,483)
Loan and lease loss recoveries	2,736	792	3,089	943	1,273
Ending balance ALLL	11,180	10,820	14,172	11,103	10,622

Nonaccrual loans at period end:
Commercial	1,994	5,112	6,527	2,935	49
Real estate - construction and land development	—	—	—	—	106
Real estate - commercial non-owner occupied	5,488	8,318	8,766	17,258	4,568
Real estate - commercial owner occupied	1,071	1,378	5,773	6,750	1,536
Real estate - residential - ITIN	3,649	4,647	6,895	9,825	10,332
Real estate - residential - 1-4 family mortgage	1,775	2,135	1,322	1,805	4,474
Real estate - residential - equity lines	—	24	513	—	353
Consumer and other	32	35	—	—	—
Total nonaccrual loans	14,009	21,649	29,796	38,573	21,418
Accruing troubled-debt restructured loans
Commercial	49	1,485	63	523	—
Real estate - commercial non-owner occupied	824	840	2,983	3,701	7,475
Real estate - commercial owner occupied	—	858	881	897	7,115
Real estate - residential - ITIN	5,458	5,462	4,303	2,934	2,870
Real estate - residential - equity lines	558	579	598	561	423
Total accruing restructured loans	6,889	9,224	8,828	8,616	17,883

All other accruing impaired loans	492	535	3,517	471	472
Total impaired loans	21,390	31,408	42,141	47,660	39,773

Gross loans outstanding at period end	$716,639	$660,898	$597,995	$664,051	$594,372

Ratio of ALLL to gross loans outstanding at period end	1.56%	1.64%	2.37%	1.67%	1.79%
Nonaccrual loans to gross loans outstanding at period end	1.95%	3.28%	4.98%	5.81%	3.60%

As of December 31, 2015, impaired loans totaled $21.4 million, of which $14.0 million were in nonaccrual status. Of the total impaired loans, $9.1 million or 117 were ITIN loans with an average balance of approximately $78 thousand. The remaining impaired loans consist of eleven commercial loans, five commercial real estate loans, seven residential mortgages, one consumer loan and ten home equity loans.

At December 31, 2015, impaired loans had a corresponding valuation allowance of $832 thousand. The valuation allowance on impaired loans represents the impairment reserves on performing restructured loans, other accruing loans, and nonaccrual loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the allocation of the ALLL and percent of loans in each category to gross loans for each of the five years ended December 31.

	As of December 31,
	2015		2014		2013		2012		2011
(Amounts in thousands)		% Loan		% Loan		% Loan		% Loan		% Loan
ALLL	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
Commercial	$2,493	23%	$3,503	33%	$7,057	50%	$4,168	38%	$2,773	26%
Commercial real estate:
Real estate - construction and land development	246	2%	388	4%	173	1%	184	2%	617	6%
Real estate - commercial non-owner occupied	3,262	29%	2,741	25%	2,001	14%	1,764	16	2,250	21%
Real estate - commercial owner occupied	2,276	20%	1,746	16%	610	4%	828	7%	925	9%
Residential real estate:		—
Real estate - residential - ITIN	998	9%	836	8%	1,276	9%	1,515	13%	1,720	16%
Real estate - residential - 1-4 family mortgage	93	1%	150	1%	409	3%	611	6	320	3%
Real estate - residential - equity lines	486	4%	684	6%	808	6%	1,216	11%	1,654	16%
Consumer and other	770	7%	450	4%	35	—%	31	—%	35	—%
Unallocated	556	5%	322	3%	1,803	13%	786	7%	328	3%
Total ALLL	$11,180	100%	$10,820	100%	$14,172	100%	$11,103	100%	$10,622	100%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk grading-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2015, the unallocated allowance amount represented 5% of the ALLL, compared to 3% at December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan and lease categories in which future charge offs may occur.

Deposits

Total deposits as of December 31, 2015 were $803.7 million compared to $789.0 million at December 31, 2014, an increase of $14.7 million or 2%. The following table presents the deposit balances by major category as of December 31 for the last two years.

(Amounts in thousands)	2015		2014
Deposits	Amount	Percentage	Amount	Percentage
Noninterest-bearing demand	$169,507	21%	$157,557	20%
Interest-bearing demand	165,316	20%	156,973	20%
Money market accounts	150,342	19%	141,187	18%
Savings	94,503	12%	88,569	11%
Certificates of deposit, $100,000 or greater	189,969	24%	204,103	26%
Certificates of deposit, less than $100,000	34,098	4%	40,646	5%
Total	$803,735	100%	$789,035	100%

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the distribution of our average daily balances and their respective rates for the periods indicated.

	Years Ended December 31,
	2015		2014		2013
(Amounts in thousands)	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Interest-bearing demand	$145,106	0.16%	$138,547	0.16%	$115,342	0.19%
Money market accounts	137,999	0.17%	133,836	0.25%	128,783	0.20%
Savings	92,659	0.23%	91,108	0.19%	92,502	0.27%
Certificates of deposit	238,626	0.99%	259,445	1.01%	248,350	1.05%
Interest-bearing deposits	614,390	0.49%	622,936	0.53%	584,977	0.57%
Noninterest-bearing demand	156,578		139,792		122,011
Average total deposits	770,968		762,728		706,988

Repurchases	$—	—%	$—	—%	$5,780	0.10%
Term debt (1)	88,874	1.98%	77,534	0.54%	107,603	(0.25)%
Junior subordinated debentures	10,310	1.89%	15,239	2.38%	15,465	2.42%
Average total borrowings	$99,184	1.97%	$92,773	0.85%	$128,848	0.09%

(1) Borrowing rate on Federal Home Loan Bank of San Francisco borrowings includes impact of interest rate swaps

Deposit Maturity Schedule

The following table sets forth the remaining maturities of certificates of deposit in the amounts of $100,000 or more as of December 31, 2015.

(Amounts in thousands)
Maturing in:	2015
Three months or less	$23,594
Three through six months	19,847
Six through twelve months	32,304
Over twelve months	114,224
Total	$189,969

We have an agreement with Promontory Interfinancial Network LLC (“Promontory”) allowing our Bank to provide FDIC deposit insurance to balances in excess of current FDIC deposit insurance limits. Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) use a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and ICS deposits can only be reciprocal. All of our CDARS and ICS deposits are reciprocal and are considered brokered deposits by the FDIC.

In accordance with regulatory Call Report instructions, we filed quarterly Call Reports which listed brokered deposits of $94.4 million, and $97.9 million at December 31, 2015 and December 31, 2014, respectively. These amounts include deposits obtained through the CDARS and ICS programs of $76.9 million and $90.3 million, respectively.

Borrowings

At December 31, 2015, we had term debt outstanding with a carrying value of $94.7 million compared to $75.0 million at December 31, 2014. Term debt consisted of the following:

Federal Home Loan Bank of San Francisco borrowings

Advances from the Federal Home Loan Bank of San Francisco amounted to $75.0 million at December 31, 2015 and 2014 and are secured by commercial real estate and residential mortgage loans. At December 31, 2015, we had one variable rate advance for $75.0 million at 0.33% that matures in 2016.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The debt is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce. At December 31, 2015 the Senior Debt had a balance of $9.9 million at a variable rate of three month LIBOR plus 400 basis points and matures in 2020.

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million of fixed to floating rate subordinated notes. The subordinated debt initially bears interest at 6.88% per annum for a five-year term. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points. At December 31, 2015 the Subordinated Debt had a balance of $10.0 million due in 2025.

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

During December 2014, we paid $4.6 million in complete satisfaction of the Notes. Simultaneously, the Trust redeemed the Trust Preferred Securities by distributing $4.6 million to the institutional investor. The transaction resulted in a gain of $406 thousand and a $155 thousand reduction of the Holding Company’s common stock investment in the Trust.

Bank of Commerce Holdings Trust II

During July 2005, the Holding Company participated in a $10.0 million private placement of fixed rate trust preferred securities (the "Trust Preferred Securities") through a newly formed wholly owned Delaware trust affiliate, Bank of Commerce Holdings Trust II (the "Trust II"). Trust II simultaneously issued $310 thousand common securities to the Holding Company. Rates paid on the Trust Preferred Securities have transitioned from fixed to floating and are now paid on a quarterly basis at three month LIBOR plus 1.58%. The effective interest rate at December 31, 2015, was 1.92%. The final maturity on the Trust Preferred Securities is September 15, 2035, and the covenants allow for redemption at the Holding Company’s option during any quarter until maturity.

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

LIQUIDITY AND CASH FLOW

Redding Bank of Commerce

The principal objective of our liquidity management program is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds on deposit or to draw upon their credit facilities.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. We may be required to collateralize a portion of public deposits that exceed FDIC insurance limitations based on the state of California’s risk assessment of the Bank. Public deposits represent 3% of total deposits at December 31, 2015 and 2014. The weighted-average life of the available-for-sale security portfolio at December 31, 2015 is 4.4 years. In addition to liquidity from core deposits, loan repayments and maturities of securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities, borrow on a secured basis from the Federal Home Loan Bank of San Francisco, or issue brokered certificates of deposit.

The Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $229.5 million as of December 31, 2015; credit availability is subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $21.6 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $40.0 million at December 31, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Bank of Commerce Holdings

The Holding Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Holding Company's cash flows are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Holding Company. As of January 1, 2015, the Bank was required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company and was granted permission by the CDBO to make four dividend payments, one for each calendar quarter of 2015. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the CDBO. We believe that such restrictions will not have an adverse impact on the ability of the Holding Company to fund its quarterly cash dividend distributions to common shareholders or to meet its ongoing cash obligations, which consist principally of debt service on junior subordinated debentures and term debt.

Consolidated Statements of Cash Flows

As disclosed in the Consolidated Statements of Cash Flows, net cash of $10.3 million was provided by operating activities for the year ended December 31, 2015. The material differences between cash provided by operating activities and net income consisted of non-cash items including: $1.9 million of net amortization of investment premiums and accretion of discounts, and $1.5 million in provision for depreciation and amortization.

Net cash of $30.3 million used for investing activities consisted principally of $12.7 million in net purchases of loan pools and $46.5 million in net loan originations partially offset by $23.4 million in proceeds from maturities and payments from available-for-sale investment securities, $3.1 million in proceeds from sales of other real estate owned and $1.9 million in net proceeds from purchase and sales of available-for-sale investment securities.

Net cash of $12.8 million provided by financing activities consisted principally of $19.9 million in net advances of term debt and $35.4 million increase in demand deposit and savings accounts partially offset by a $20.7 million decrease in certificate of deposit accounts, $20.0 million redemption of Series B Preferred Stock and $1.8 million in dividends on common and Series B Preferred Stock.

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

Overall capital adequacy is monitored on a day-to-day basis by management and reported to our Board of Directors on a monthly basis. The regulators of the Company measure capital adequacy by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. Under the risk-based capital standard, assets reported on our Consolidated Balance Sheets and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes that the Holding Company and the Bank met all capital adequacy requirements to which they are subject, as of December 31, 2015.

On July 2, 2013, the federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. Effective January 1, 2015 the new rules create “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition; The required minimum risk-based capital ratio for Tier 1 Common Equity is 4.5 percent and with a 2.5 percent capital conservation buffer.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Holding Company and the Bank’s capital amounts and ratios as of December 31, 2015, are presented in the following table.

		Actual	Well Capitalized	Minimum Capital
(Amounts in thousands)	Capital	Ratio	Requirement	Requirement
Holding Company:
Common equity tier 1 capital ratio	$90,743	10.06%	n/a	4.50%
Tier 1 capital ratio	$100,694	11.16%	n/a	6.00%
Total capital ratio	$121,976	13.52%	n/a	8.00%
Tier 1 leverage ratio	$100,694	10.03%	n/a	4.00%

Bank:
Common equity tier 1 capital ratio	$119,980	13.31%	6.50%	4.50%
Tier 1 capital ratio	$119,980	13.31%	8.00%	6.00%
Total capital ratio	$131,257	14.56%	10.00%	8.00%
Tier 1 leverage ratio	$119,980	11.98%	5.00%	4.00%

Based on management’s review and analysis of Basel III, management believes that the Holding Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules.

Total shareholders’ equity at December 31, 2015 was $90.5 million, compared to shareholders’ equity of $103.6 million reported at December 31, 2014. During year ended December 31, 2015, the decrease in shareholders’ equity was primarily due the redemption of $20.0 million of Series B Preferred Stock partially offset by net income from operations.

On September 28, 2011, the Holding Company entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Holding Company issued and sold to the Treasury 20,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, for aggregate proceeds net of issuance costs of $19.9 million. The issuance was pursuant to the Treasury’s SBLF program, a $30.0 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10.0 billion.

On December 10, 2015, the Holding Company entered into a Loan Agreement pursuant to which the Holding Company obtained a $10.0 million loan from NexBank SSB. The Holding Company also entered into a Subordinated Note Purchase Agreement with certain institutional investors for the issuance and sale to the Investors of $10.0 million in aggregate principal amount of fixed to floating rate Subordinated Notes due 2025. The proceeds of the loan and the private placement of the Subordinated Notes were used to redeem, on December 11, 2015, all of the outstanding shares of the Series B Preferred Stock. The Holding Company paid $20.0 million to redeem the Series B Preferred Stock and $39 thousand in accrued but unpaid dividends. As a result of the SBLF redemption, the Holding Company’s obligations under the Securities Purchase Agreement have been terminated.

The Holding Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced and completed in 2014 and 2,000,000 common shares under two separate plans announced and completed in 2013.Cash dividends and Payout Ratios per Common Share

During the years ended December 31, 2015 and, 2014 the Holding Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, capital preservation, expected growth, and the overall payout ratio. The dividend rate will be reassessed at least annually by the Board of Directors in accordance with the dividend policy. There is no assurance that future cash dividends on common shares will be declared or increased.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31.

	2015	2014	2013
Dividends declared per common share	$0.12	$0.12	$0.14
Dividend payout ratio	19%	29%	27%

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

LENDING TRANSACTIONS WITH RELATED PARTIES

The business we conduct with directors, officers, significant shareholders and other related parties (collectively, “Related Parties”) is restricted and governed by various laws and regulations, including 12 CFR Part 215 (Regulation O). Furthermore, it is our policy to conduct business with Related Parties on an arm’s length basis at current market prices with terms and conditions no more favorable than we provide in the normal course of business. See Note 27, Related Party Transactions in the Notes to Consolidated Financial Statements in this document for additional detail on lending transactions with related parties.

IMPACT OF INFLATION

Inflation affects our financial position as well as operating results. It is our opinion that the effects of inflation for the three years ended December 31, 2015 on the financial statements have not been material.

CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2015:

The following table presents a summary of significant contractual obligations as of December 31, 2015, and maturing as indicated.

	Less Than			More Than	Indeterminate
(Amounts in thousands)	One Year	1 - 3 Years	3 – 5 Years	5 Years	Maturity (1)	Total
Deposits (1)	$96,928	$72,010	$55,129	$—	$579,668	$803,735
Term debt (2)	75,917	2,000	2,000	15,000	—	94,917
Junior subordinated debentures (3)	—	—	—	10,310	—	10,310
Operating lease obligations	607	980	813	885	—	3,285
Total	$173,452	$74,990	$57,942	$26,195	$579,668	$912,247

(1) Represents interest-bearing and noninterest-bearing checking, money market, savings and certificate of deposit accounts
(2) Represents Federal Home Loan Bank of San Francisco borrowings, senior debt and subordinated debt.
(3) Represents the issued amount of all junior subordinated debentures.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

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

The simulation model used includes measures of the expected re-pricing characteristics of administered rate (interest-bearing demand, savings and money market accounts) and non-related products (demand deposit accounts, other assets and other liabilities). These measures recognize the relative sensitivity of these accounts to changes in market interest rates, as demonstrated through current and historical experience, recognizing the timing differences of rate changes. In the simulation of net interest margin and net income the forecast balance sheet is processed against five rate scenarios. These five rate scenarios include a flat rate environment, which assumes interest rates are unchanged in the future and four additional rate ramp scenarios ranging for + 400 to - 400 basis points in 100 basis point increments, unless the rate environment cannot move in these basis point increments before reaching zero.

The formal policies and practices we adopted to monitor and manage interest rate risk exposure measure risk in two ways: (1) re-pricing opportunities for earning assets and interest-bearing liabilities, and (2) changes in net interest income for declining interest rate shocks of 100 to 400 basis points. Because of our predisposition to variable rate pricing and noninterest-bearing demand deposit accounts, we are normally considered asset sensitive. However, with the current historically low interest rate environment, the market rates on many of our variable-rate loans are below their respective floors. Consequently, we would not immediately benefit in a rising rate environment. Additionally, we use some variable rate term debt to fund our operations. As such, we are currently considered neutral to slightly liability sensitive in the 100bp to 300bp upward rate shock and liability sensitive in a 400bp upward rate shock. As a result, management anticipates that, in a rising interest rate environment, our net interest income and margin would generally be expected to decline, as well as in a declining interest rate environment. However, given that the model assumes a static balance sheet, no assurance can be given that under such circumstances we would experience the described relationships to declining or increasing interest rates.

To estimate the effect of interest rate shocks on our net interest income, management uses a model to prepare an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income given an increase in the federal funds rate of 100, 200, 300 or 400 basis points up or a decrease in the federal funds rate of 100 or 200 basis points. All changes are measured in dollars and are compared to projected net interest income. The most recent model results, at December 31, 2015, indicate the estimated annualized reduction in net interest income attributable to a 100, or 200 basis point decline in the federal funds rate was $341 thousand and $700 thousand, respectively. At December 31, 2014, the estimated annualized reduction in net interest income attributable to a 100 or 200 basis point decline in the federal funds rate was $600 thousand and $1.3 million, respectively.

The Federal Reserve currently has the federal funds rate targeted at 50 basis points. Accordingly, we are focused on the effects of increasing interest rate shocks on our net interest income during a rising rate environment. The most recent model results, as December 31, 2015, indicate the estimated annualized increase in net interest income attributable to a 100 or 200 basis point increase in the federal funds rate was $304 thousand and $40 thousand, respectively. The model also shows an annualized decrease in net interest income attributable to a 300 or 400 basis point increase in the fed funds rate of $1.0 million and $3.6 million, respectively.

The model we utilize to create the analysis described in the preceding paragraphs uses balance sheet simulation to estimate the impact of changing rates on our projected annual net interest income Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The ALCO has established a policy limitation to interest rate risk of -28% of net interest income and -30% of the present value of equity in a rising 400 basis point scenario. The securities portfolio is integral to our asset liability management process. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, regulatory requirements and the relative mix of our cash positions.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

The following table sets forth the most recent model results relating to the distribution of re-pricing opportunities for our earning assets and interest-bearing liabilities. It also reports the GAP (different volumes of rate sensitive assets and liabilities) re-pricing interest earning assets and interest-bearing liabilities at different time intervals, the cumulative GAP, the ratio of rate sensitive assets to rate sensitive liabilities for each re-pricing interval, and the cumulative GAP to total assets.

	Gap Analysis
	Within 3	3 Months To	One Year To	Over Five
(Amounts in thousands)	Months	One Year	Five Years	Years	Total
Interest earning assets
Total AFS securities	$28,165	$15,098	$79,929	$35,838	$159,030
Total other investments	43,748	2,627	7,756	23,230	77,361
Total gross loans	114,126	124,861	353,747	124,775	717,509
Total earning assets	186,039	142,586	441,432	183,843	$953,900

Interest bearing liabilities
Total demand – interest	315,658	—	—	—	$315,658
Total savings accounts	94,503	—	—	—	94,503
Total certificates of deposit	31,726	65,261	127,080	—	224,067
Term debt and junior subordinated debentures, net	20,227	75,000	—	9,777	105,004
Total interest bearing deposits and borrowings	$462,114	$140,261	$127,080	$9,777	$739,232

Re-pricing GAP	$(276,075)	$2,325	$314,352	$174,066	$214,668
Cumulative re-pricing GAP	$(276,075)	$(273,750)	$40,602	$214,668

Gap ratio	0.40	1.02	3.47	18.80	1.29
Cumulative gap ratio	0.40	0.55	1.06	1.29

Gap as % of earning assets	(29)%	—%	33%	18%	23%
Cumulative GAP as % of earning assets	(29)%	(29)%	4%	23%

We believe that the short duration of our rate-sensitive assets and liabilities contributes to our ability to re-price a significant amount of our rate-sensitive assets and liabilities and mitigate the impact of rate changes in excess of 100, 200, 300, or 400 basis points. The model’s primary benefit to management is its assistance in evaluating the impact that future strategies with respect to our mix and level of rate-sensitive assets and liabilities will have on our net interest income.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bank of Commerce Holdings

We have audited the accompanying Consolidated Balance Sheets of Bank of Commerce Holdings and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting on such Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Commerce Holdings and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Commerce Holdings and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

San Francisco, California

March 8, 2016

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

Management has assessed the Company’s internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2015. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that the Company complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2015.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting for the consolidated financial statements as of December 31, 2015 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Randall S. Eslick
Randall S. Eslick, President and Chief Executive Officer

/s/ James A. Sundquist
James A. Sundquist, EVP and Chief Financial Officer

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(Amounts in thousands, except share information)	2015	2014
Assets:
Cash and due from banks	$9,730	$9,571
Interest-bearing deposits in other banks	41,462	48,851
Total cash and cash equivalents	51,192	58,422

Securities available-for-sale, at fair value	159,030	186,986
Securities held-to-maturity, at amortized cost	35,899	36,806

Loans, net of deferred fees and costs	717,509	661,055
Allowance for loan and lease losses	(11,180)	(10,820)
Net loans	706,329	650,235

Premises and equipment, net	11,072	12,294
Other real estate owned	1,423	502
Life insurance	22,485	21,844
Deferred tax asset, net	9,760	10,231
Other assets	18,251	19,872
Total assets	$1,015,441	$997,192

Liabilities and shareholders' equity:
Liabilities:
Demand - noninterest bearing	$169,507	$157,557
Demand - interest bearing	315,658	298,160
Savings accounts	94,503	88,569
Certificates of deposit	224,067	244,749
Total deposits	803,735	789,035

Term debt:
Principal amount	94,917	75,000
Less unamortized discount and debt issuance costs	(223)	—
Net term debt	94,694	75,000

Junior subordinated debentures	10,310	10,310
Other liabilities	16,180	19,245
Total liabilities	924,919	893,590

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized: no shares issued or outstanding as of December 31, 2015. Series B (liquidation preference $1,000 per share) 20,000 issued and outstanding as of December 31, 2014	—	19,931
Common stock, no par value, 50,000,000 shares authorized; 17,104,644 issued; 13,385,154 outstanding as of December 31, 2015 and 13,297,777 outstanding as of December 31, 2014	24,214	23,891
Retained earnings	66,562	59,867
Accumulated other comprehensive loss	(254)	(87)
Total shareholders’ equity	90,522	103,602
Total liabilities and shareholders’ equity	$1,015,441	$997,192

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands, except per share information)	2015	2014	2013
Interest income:
Interest and fees on loans	$32,871	$29,464	$29,918
Interest on taxable securities	3,284	4,214	4,209
Interest on tax-exempt securities	2,392	2,536	2,610
Interest on interest-bearing deposits in other banks	206	479	524
Total interest income	38,753	36,693	37,261
Interest expense:
Interest on demand deposits	460	471	485
Interest on savings deposits	213	228	254
Interest on certificates of deposit	2,356	2,608	2,625
Interest on term debt	1,759	422	(261)
Interest on junior subordinated debentures	195	363	375
Total interest expense	4,983	4,092	3,478
Net interest income	33,770	32,601	33,783
Provision for loan and lease losses	—	3,175	2,750
Net interest income after provision for loan and lease losses	33,770	29,426	31,033
Noninterest income:
Service charges on deposit accounts	204	186	191
Fees on payroll and benefit processing	555	508	484
Earnings on cash surrender value – life insurance	641	628	534
Gain (loss) on investment securities, net	443	(159)	995
Other income	1,340	3,152	1,338
Total noninterest income	3,183	4,315	3,542
Noninterest expense:
Salaries and related benefits	14,303	14,965	12,035
Premises and equipment	2,894	2,784	2,205
Write-down of other real estate owned	—	290	—
Federal Deposit Insurance Corporation insurance premium	717	798	725
Data processing fees	1,016	926	547
Professional service fees	1,628	1,398	1,241
Branch acquisition costs	347	—	—
Other expenses	4,000	5,273	5,036
Total noninterest expense	24,905	26,434	21,789
Income before provision for income taxes	12,048	7,307	12,786
Provision for income taxes	3,462	1,580	4,851
Net income	$8,586	$5,727	$7,935
Less: Preferred stock extinguishment costs	102	—	—
Less: Preferred stock dividends	189	200	200
Income available to common shareholders	$8,295	$5,527	$7,735

Earnings per share - basic	$0.62	$0.41	$0.52
Weighted average shares - basic	13,331	13,475	14,940
Earnings per share - diluted	$0.62	$0.41	$0.52
Weighted average shares - diluted	13,365	13,520	14,964

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)	2015	2014	2013
Net income	$8,586	$5,727	$7,935

Available-for-sale securities:
Unrealized (loss) gains arising during the period	(551)	6,129	(5,645)
Income tax benefit (expense)	227	(2,523)	2,323
Change in unrealized gains, net of tax	(324)	3,606	(3,322)

Reclassification adjustment for realized (gains) loss included in net income	(443)	159	(995)
Income tax expense (benefit)	184	(54)	408
Realized (gains) losses, net of tax	(259)	105	(587)
Net change in unrealized gains on available-for-sale securities	(583)	3,711	(3,909)

Held-to-maturity securities:
Amortization of held-to-maturity fair value adjustment	(144)	(155)	(155)
Income tax benefit	59	64	64
Net change in fair value adjustment on securities held-to-maturity	(85)	(91)	(91)

Derivatives:
Unrealized (loss) gains arising during the period	(584)	(333)	691
Income tax benefit (expense)	242	136	(284)
Change in unrealized (losses) gain, net of tax	(342)	(197)	407

Reclassification adjustment for loss (gain) on derivatives included in net income	1,435	(1,900)	(97)
Income tax (benefit) expense	(592)	782	40
Reclassification adjustment for net loss (gain) realized in earnings, net of tax	843	(1,118)	(57)
Net change in unrealized losses (gains) on derivatives	501	(1,315)	350
Other comprehensive (loss) income	(167)	2,305	(3,650)
Comprehensive income – Bank of Commerce Holdings	$8,419	$8,032	$4,285

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2013, 2014 and 2015

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2013	$19,931	15,972	$38,871	$50,261	$1,258	$110,321
Net income	—	—	—	7,935	—	7,935
Other comprehensive loss, net of tax	—	—	—	—	(3,650)	(3,650)
Comprehensive income	—	—	—	—	—	4,285
Dividend on preferred stock	—	—	—	(200)	—	(200)
Repurchase of common stock	—	(2,000)	(10,614)	—	—	(10,614)
Dividend on common stock ($0.14 per share)	—	—	—	(2,052)	—	(2,052)
Restricted stock granted	—	1	—	—	—	—
Common stock issued under employee plans and related tax benefit	—	4	17	—	—	17
Compensation expense associated with stock options	—	—	24	—	—	24
Compensation expense associated with restricted stock	—	—	6	—	—	6
Balance at December 31, 2013	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Continued)

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2014	$19,931	13,977	$28,304	$55,944	$(2,392)	$101,787
Net income	—	—	—	5,727	—	5,727
Other comprehensive income, net of tax	—	—	—	—	2,305	2,305
Comprehensive income	—	—	—	—	—	8,032
Dividend on preferred stock	—	—	—	(200)	—	(200)
Repurchase of common stock	—	(700)	(4,562)	—	—	(4,562)
Dividend on common stock ($0.12 per share)	—	—	—	(1,604)	—	(1,604)
Common stock issued under employee plans and related tax benefit	—	14	66	—	—	66
Stock options exercised	—	3	23			23
Compensation expense associated with stock options	—	—	54	—	—	54
Compensation expense associated with restricted stock	—	—	6	—	—	6
Balance at December 31, 2014	$19,931	13,294	$23,891	$59,867	$(87)	$103,602

					Accumulated
			Common		Other Comp-
	Preferred	Common	Stock	Retained	Income (Loss)
(Amounts in thousands except per share information)	Amount	Shares	Amount	Earnings	Net of Tax	Total
Balance at January 1, 2015	$19,931	13,294	$23,891	$59,867	$(87)	$103,602
Net income	—	—	—	8,586		8,586
Other comprehensive loss, net of tax	—	—	—	—	(167)	(167)
Comprehensive income	—	—	—	—	—	8,419
Dividend on preferred stock	—	—	—	(189)	—	(189)
Dividend on common stock ($0.12 per share)	—	—	—	(1,600)	—	(1,600)
Common stock issued under employee plans and related tax benefit	—	9	36	—	—	36
Stock options exercised	—	39	156	—	—	156
Compensation expense associated with stock options	—	—	42	—	—	42
Compensation expense associated with restricted stock	—	—	89	—	—	89
Preferred stock redemption	(20,000)	—	—	(33)	—	(20,033)
Preferred stock accretion	69	—	—	(69)	—	—
Balance at December 31, 2015	$—	13,342	$24,214	$66,562	$(254)	$90,522

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$8,586	$5,727	$7,935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	3,175	2,750
Provision for unfunded commitments	—	—	200
Provision for depreciation and amortization	1,524	1,320	993
Compensation expense associated with stock options	42	54	24
Compensation expense associated with restricted stock	89	6	6
Net (gain) loss on sale of securities available-for-sale	(443)	159	(995)
Amortization of investment premiums and accretion of discounts, net	1,876	1,662	1,153
Amortization of held-to-maturity fair value adjustments	(144)	(155)	(155)
(Gain) loss on sale of fixed assets	(4)	7	6
Write-down of fixed assets	238	—	—
Write-down of other real estate owned	—	290	—
Loss on sale of other real estate owned	26	8	130
Increase in cash surrender value of life insurance	(641)	(628)	(709)
Increase (decrease) in deferred compensation and salary continuation plans	28	1,388	(115)
(Increase) decrease in deferred loan fees and costs	(713)	146	9
(Gain) on repayment of junior subordinated debentures	—	(406)	—
Increase (decrease) in deferred income taxes	584	(191)	(1,130)
Decrease (increase) in other assets	507	(946)	(5,145)
(Decrease) increase in other liabilities	(1,255)	2,398	4,971
Net cash provided by operating activities	10,300	14,014	9,928

Cash flows from investing activities:
Proceeds from maturities and payments of available-for-sale securities	23,426	20,248	12,059
Proceeds from sale of available-for-sale securities	71,277	93,545	103,303
Purchases of available-for-sale securities	(69,362)	(79,852)	(141,573)
Proceeds from maturities and payments of held-to-maturity securities	1,099	311	57
Purchases of held-to-maturity securities	—	(244)	(5,151)
Investment in qualified affordable housing partnerships	(1,133)	(2,371)	—
Net redemption (purchase) of Federal Home Loan Bank of San Francisco stock	1,263	(1,198)	—
Loan (originations), net of principal repayments	(46,554)	(21,344)	64,790
Purchase of loan pools	(43,749)	(60,670)	—
Repayments on loan pools	31,034	11,895	—
Purchase of life insurance	—	(5,000)	—
Purchase of premises and equipment	(705)	(2,729)	(2,156)
Proceeds from the sale of other real estate owned	3,111	802	3,603
Proceeds from settlement of note to former mortgage subsidiary	—	686	—
Payments to derivative counterparties for the termination of interest rate swaps	—	—	(503)
Net cash (used in) provided by investing activities	(30,293)	(45,921)	34,429

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2015	2014	2013
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	$35,382	$46,470	$51,386
Net decrease in certificates of deposit	(20,682)	(3,728)	(6,145)
Net decrease in securities sold under agreements to repurchase	—	—	(13,095)
Advances on term debt	260,000	250,000	900,000
Repayment of term debt	(240,083)	(250,000)	(950,000)
Repayment of junior subordinated debentures	—	(4,629)	—
Debt issuance costs paid net of amortization	(223)	—	—
Proceeds from stock options exercised	156	23	17
Stock issued under employee and director stock purchase plan	36	66	—
Repurchase of common stock	—	(4,562)	(10,614)
Redemption of preferred stock	(20,000)	—	—
Preferred stock extinguishment costs	(33)	—	—
Cash dividends paid on preferred stock	(189)	(200)	(347)
Cash dividends paid on common stock	(1,601)	(1,626)	(2,112)
Net cash provided by (used in) financing activities	12,763	31,814	(30,910)
Net (decrease) increase cash and cash equivalents	(7,230)	(93)	13,447
Cash and cash equivalents at the beginning of year	58,422	58,515	45,068
Cash and cash equivalents at the end of year	$51,192	$58,422	$58,515

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)	2015	2014	2013
Supplemental disclosures of cash flow activity:
Cash paid during the period for:
Income taxes	$4,123	$419	$7,859
Interest	$4,628	$4,192	$4,123
Supplemental disclosures of non cash investing activities:
Transfer of loans to other real estate owned	$3,888	$689	$1,585
Transfer of fixed asset to other real estate owned	$170	$—	$—

Changes in unrealized gain on investment securities available-for-sale	$(985)	$6,307	$(6,648)
Changes in net deferred tax asset related to changes in unrealized gain on investment securities available-for-sale	402	(2,596)	2,739
Changes in accumulated other comprehensive income due to changes in unrealized gain on investment securities available-for-sale	$(583)	$3,711	$(3,909)

Accretion of held-to-maturity from other comprehensive income to interest income	$(144)	$(155)	$(155)
Changes in deferred tax related to accretion of held-to-maturity investment securities	59	64	64
Changes in accumulated other comprehensive income due to accretion of held-to-maturity investment securities	$(85)	$(91)	$(91)

Changes in unrealized (gain) loss on derivatives	$(584)	$(333)	$691
Changes in net deferred tax asset related to changes in unrealized loss on derivatives	242	136	(284)
Changes in accumulated other comprehensive income due to changes in unrealized gain (loss) on derivatives	$(342)	$(197)	$407

Reclassification of earnings from loss (gain) on derivatives	$1,435	$(1,900)	$(304)
Changes in net deferred tax asset related to reclassification of earnings from gains on derivatives	(592)	782	247
Changes in accumulated other comprehensive income due to reclassification of earnings from gain on derivatives	$843	$(1,118)	$(57)

Supplemental disclosures of non cash financing activities:
Preferred stock accretion	$69	$—	$—
Cash dividend declared on common stock and payable after period-end	$400	$399	$419
Cash dividend declared on preferred stock and payable after period-end	$—	$50	$50

See accompanying Notes to Consolidated Financial Statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. THE BUSINESS OF THE COMPANY

Bank of Commerce Holdings (“Holding Company,” “we,” or “us”) is a bank holding company with its principal offices in Redding, California. The Holding Company’s principal business is to serve as a holding company for Redding Bank of Commerce (the “Bank” and together with the Holding Company, the “Company”) which operates under two separate names (Redding Bank of Commerce and Sacramento Bank of Commerce, a division of Redding Bank of Commerce). The Company has an unconsolidated subsidiary in Bank of Commerce Holdings Trust II. The Bank is principally supervised and regulated by the California Department of Business Oversight (“CDBO”) and the Federal Deposit Insurance Corporation (“FDIC”). Substantially all of the Company’s activities are carried out through the Bank. The Bank was incorporated as a California banking corporation on November 25, 1981. The Bank operates three full service offices in Redding, and one in Roseville, California.

We conduct a general commercial banking business in the counties of El Dorado, Placer, Shasta, and Sacramento, California. We consider Northern California to be our major market. The services offered by the Bank include those traditionally offered by commercial banks of similar size and character in California, including demand, interest-bearing demand, savings and money market deposit accounts, certificates of deposit; commercial, real estate, and construction loans; travelers checks, safe deposit boxes, collection services, electronic banking activities, and payroll processing. The primary focus of the Bank is to provide services to the business and professional community of its major market area, including Small Business Administration loans and payroll processing. The Bank does not offer trust services or international banking services and does not plan to do so in the near future. Most of the customers of the Bank are small to medium sized businesses and individuals with medium to high net worth.

On October 28, 2015, we announced the execution of a definitive agreement to purchase five northern California branches from Bank of America, National Association (the “Branch Acquisition”) which will close on March 11, 2016. Upon completion of the Branch Acquisition, we expect to acquire approximately $160.0 million of deposits and $4.0 million of premises and equipment. We agreed to pay an amount equal to 2.83% of the average daily closing balance (including accrued interest) of the deposits for the thirty (30) calendar day period prior to the closing date. See Note 25 Acquisition in these Notes to Consolidated Financial Statements.

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

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2013, the Holding Company had two wholly-owned trusts (“Trusts”) formed in 2003 and 2005 to issue trust preferred securities and related common securities. During the year ended December 31, 2014, the Holding Company redeemed $5.2 million of junior subordinated debentures from Bank of Commerce Holdings Trust for net cash payment of $4.6 million resulting in a gain on extinguishment of debt recorded in other income of $406 thousand and a reduction of the common stock investment in trusts of $155 thousand. Accordingly, as of December 31, 2015 and 2014, the Holding Company had one wholly-owned trust.

The Trusts were formed to issue trust preferred securities and related common securities of the Trusts. We have not consolidated the accounts of the Trusts in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB”) ASC 810, Consolidation (“ASC 810”). We are not considered the primary beneficiary of the Trusts (variable interest entities). As a result, the junior subordinated debentures issued by the Holding Company to the Trusts are reflected on the Company’s Consolidated Balance Sheets.

Subsequent events – We have evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include amounts due from correspondent banks, including interest-bearing deposits in correspondent banks, and the Federal Reserve Bank, and federal funds sold. Generally, federal funds sold are for a one-day period and securities purchased under agreements to resell are for no more than a 90-day period. Balances held in federal funds sold may exceed FDIC insurance limits.

Investment Securities – Debt securities are classified as held-to-maturity if we have both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.

Securities are classified as available-for-sale if we intend and have the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income (loss) as a separate component of shareholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is more likely than not we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other-than-temporary impairment. If we do not intend to sell the security and it is more likely than not we will not be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential other-than-temporary impairment. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the other-than-temporary impairment amount recorded in other comprehensive income (loss) will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above.

Loans – Loans are stated at the principal amounts outstanding, net of deferred loan fees, deferred loan costs, and the ALLL. Interest on loans is accrued daily based on the principal outstanding. Loan origination and commitment fees and certain origination costs are deferred and the net amount is amortized over the contractual life of the loans as an adjustment of their yield.

A loan is impaired when, based on current information and events, management believes it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis, and only when the principal is not considered impaired.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

One exception to the 90 days past due policy for nonaccruals is our pool of home equity loans and lines that were purchased from a private equity firm. For this specific home equity loan pool, we will charge off any loans that go more than 90 days past due. We believe that at the time these loans become 90 days past due, it is likely that we will not collect the remaining principal balance on the loan. In accordance with this policy, we do not expect to classify any of the loans from this pool as nonaccrual.

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

We perform regular credit reviews of the loan portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. Our risk rating methodology assigns risk ratings ranging from 1 to 8, where a higher rating represents higher risk. The 8 risk rating categories are a primary factor in determining an appropriate amount for the ALLL. Our Chief Credit Officer (CCO) is responsible for, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Board of Directors reviews and approves the ALLL quarterly. The CCO reviews and approves loans recommended for impaired status. The CCO also approves removing loans from impaired status.

We have divided the loan portfolio into sub-categories of similar type loans. Each category is assigned an historical loss factor and additional qualitative factors. The sub-categories are also further segmented by risk rating. Each risk rating is assigned an additional loss factor to account for the additional risk in those loans with higher risk levels.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the CCO who reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan when using the cash flow method, we recognize this impairment reserve as a specific component to be provided for in the ALLL. If the value of the impaired loan is less than the recorded investment in the loan when using the collateral dependent method, or we charge off the impaired balance. The combination of the risk rating-based allowance component and the impairment reserve allowance component leads to an allocated ALLL.

We may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by unstable real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We believe that the ALLL was adequate as of December 31, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. Repercussions from the recent economic recession have negatively impacted aspects of our loan portfolio, and have led to increased levels of nonperforming loans, charge offs, and the ALLL. While real estate market conditions are generally improving, a prolonged delay in economic recovery in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

Reserve for Unfunded Commitments – A reserve for unfunded commitments is maintained at a level that, in our opinion, is adequate to absorb probable losses associated with our commitment to lend funds under existing agreements such as letters or lines of credit. We determine the adequacy of the reserve for unfunded commitments based upon the category of loan, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates.

These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on loan and lease commitments previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities line item of the Consolidated Balance Sheets. See Note 15, Commitments and Contingencies in these Notes to Consolidated Financial Statements for additional disclosures on the reserve for unfunded commitments.

Premises and Equipment – Premises and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. We use other depreciation methods (generally accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When premises and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other noninterest income or other noninterest expense in the Consolidated Statements of Operations, respectively.

Other Real Estate Owned – represents real estate which we have taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs.

Subsequent valuation adjustments are recognized under the line item write-down of other real estate owned in the Consolidated Statements of Operations. Revenue and expenses incurred from OREO property are recorded in noninterest income or noninterest expense, in the Consolidated Statements of Operations, respectively. In some instances, we may make loans to facilitate the sale of OREO. We review all sales for which we are the lending institution for compliance with sales treatment under provisions established within FASB ASC 360-20, Real Estate Sales. Any gains related to sales of OREO may be deferred until the buyer has a sufficient initial and continuing investment in the property.

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

In projecting future taxable income, management develops assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. We file consolidated federal and combined state income tax returns.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more likely than not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. We believe that all of our tax positions taken meet the more likely than not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. See Note 23, Income Taxes in these Notes to Consolidated Financial Statements for more information on income taxes.

Derivative Financial Instruments and Hedging Activities – We use derivative instruments for risk management purposes. Presently, all of our derivative instruments are designated in qualifying hedge accounting relationships. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. Additionally, we generally report derivative financial instruments on a gross basis. However, in certain instances we report our position on a net basis where we have asset and liability derivative positions with a single counterparty, we have a legally enforceable right of offset, and we intend to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 21, Derivatives in these Notes to Consolidated Financial Statements.

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

Operating Segments – Public enterprises are required to report certain information about their operating segments in a complete set of financial statements to shareholders. They are also required to report certain enterprise-wide information about their products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining their operating segments is the manner in which management operates the business. As of December 31, 2015, we operated under one primary business segment: Commercial Banking.

Share Based Payments – We have one active stock-based compensation plan that provides for the granting of stock options and restricted stock to eligible employees and directors. The 2010 Equity Incentive Plan (“the Plan”) was approved by our shareholders on May 15, 2010.

The Plan provides for awards of incentive and nonqualified stock options, restricted stock units and restricted stock, which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory stock options (“NSOs”), or restricted stock to key personnel, including directors. The Plan provides that Incentive Options under the Plan may not be granted at less than 100% of fair market value of the Holding Company’s common stock on the date of the grant. Nonqualified stock options must have an exercise price of no less than 85% of the fair market value of the stock at the date of the grant, a term of no more than ten years, and generally become exercisable over five years from the date of the grant. Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights. Additional disclosure of the payment activity and shares available for future grants is available in Note 18, Shareholders’ Equity, in these Notes to the Consolidated Financial Statements.

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

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model using the following assumptions:

●	Volatility represents the historical volatility in the Holding Company’s common stock price, for a period consistent with the expected life of the option.

●	Risk free rate was derived from the U.S. Treasury rate at the time of the grant, which coincides with the expected life of the option.

●	Expected dividend yield is based on dividend trends and the market value of the Holding Company’s common stock at the time of grant.

●	Annual dividend rate is the ratio of the expected annual dividends to the Holding Company’s common stock price on the grant date.

●	Assumed forfeiture rate is derived from historical data for option forfeiture rates within the valuation model.

●

Expected life is estimated based on the history of the Holding Company’s stock option holders and expectations regarding future forfeitures giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding.

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Volatility	26.44%	27.37%	26.65%
Risk free interest rate	1.64%	1.68%	1.40%
Expected dividends	$0.12	$0.14	$0.12
Annual dividend rate	2.05%	2.22%	2.35%
Assumed forfeiture rate	—	—	—
Expected life	7	7	7

Earnings per Share - Earnings per share is an important measure of our performance for investors and other users of financial statements. Certain of our securities, such as unvested restricted stock and stock options, permit the holders to become common shareholders or add to the number of shares of common stock already held. Because there is potential reduction, called dilution, of earnings per share figures inherent in our capital structure, we are required to present a dual presentation of earnings per share - basic earnings per share and diluted earnings per share.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding unvested restricted stock awards which do not have voting rights or share in dividends. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Holding Company. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

We present both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. In addition, detailed presentation of the earnings per share calculation is provided in Note 26, Earnings Per Common Share in these Notes to Consolidated Financial Statements.

Advertising Costs – For the years ended December 31, 2015, 2014, and 2013, advertising costs were $64 thousand, $90 thousand, and $110 thousand, respectively. Advertising costs were expensed as incurred.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Measurements – FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that we have the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by:

●

Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

●	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

●

Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

●	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

●

Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

●

Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. We do not expect this ASU to have a material impact on our consolidated financial statements.

In February of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted for all entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on our consolidated financial statements.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017 as deferred by ASU No. 2015-14; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on our consolidated financial statements.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

We maintain compensating balances with two primary correspondent banks, which totaled $700 thousand and $550 thousand at December 31, 2015 and 2014, respectively.

NOTE 4. SECURITIES

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of our investment securities as of December 31, 2015, and December 31, 2014.

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$3,886	$57	$—	$3,943
Obligations of state and political subdivisions	59,332	1,811	(39)	61,104
Residential mortgage backed securities and collateralized mortgage obligations	32,215	192	(270)	32,137
Corporate securities	33,775	194	(191)	33,778
Commercial mortgage backed securities	12,893	10	(134)	12,769
Other asset backed securities	15,331	82	(114)	15,299
Total	$157,432	$2,346	$(748)	$159,030
Held-to-maturity securities:
Obligations of state and political subdivisions	$35,899	$966	$(220)	$36,645

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(Amounts in thousands)	Costs	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. government & agencies	$6,351	$58	$(16)	$6,393
Obligations of state and political subdivisions	52,629	1,788	(54)	54,363
Residential mortgage backed securities and collateralized mortgage obligations	46,727	457	(169)	47,015
Corporate securities	37,392	475	(133)	37,734
Commercial mortgage backed securities	10,402	60	(73)	10,389
Other asset backed securities	30,896	393	(197)	31,092
Total	$184,397	$3,231	$(642)	$186,986
Held-to-maturity securities:
Obligations of state and political subdivisions	$36,806	$712	$(400)	$37,118

The following table presents the maturities of investment securities at December 31, 2015.

	Available-For-Sale		Held-To-Maturity
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$6,429	$6,439	$—	$—
One year through five years	49,413	49,535	1,518	1,554
Five years through ten years	54,263	55,326	16,415	16,887
After ten years	47,327	47,730	17,966	18,204
Total	$157,432	$159,030	$35,899	$36,645

The amortized cost and fair value of residential mortgage backed, collateralized mortgage obligations and commercial mortgage securities are presented by their expected average life, rather than contractual maturity, because the underlying loans may be repaid without prepayment penalties.

The following table presents the fair value of the securities held for pledging, segregated by purpose, as of December 31, 2015.

(Amounts in thousands)	Pledged	Available To Be Pledged	Total Held For Pledging Purposes
Public funds collateral	$17,883	$11,221	$29,104
Federal Home Loan Bank of San Francisco borrowings	—	15,565	15,565
Interest rate swap contracts	2,369	1,639	4,008
Total	$20,252	$28,425	$48,677

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the cash proceeds from sales of securities and the associated gross realized gains and gross realized losses that have been included in earnings for the years ended December 31, 2015, 2014 and 2013.

	For Years Ended December 31,
(Amounts in thousands)	2015	2014	2013
Proceeds from sales of securities	$71,277	$93,545	$103,303

Gross realized gains on sales of securities:
U.S. government & agencies	$—	$32	$—
Obligations of state and political subdivisions	97	268	261
Residential mortgage backed securities and collateralized mortgage obligations	142	102	250
Corporate securities	161	317	1,022
Commercial mortgage backed securities	14	4	—
Other asset backed securities	142	73	52
Total gross realized gains on sales of securities	556	796	1,585
Gross realized losses on sales of securities
U.S. government & agencies	(4)	(114)	(100)
Obligations of state and political subdivisions	(29)	(209)	(215)
Residential mortgage backed securities and collateralized mortgage obligations	(12)	(570)	(199)
Corporate securities	(14)	(8)	(29)
Commercial mortgage backed securities	—	(32)	—
Other asset backed securities	(54)	(22)	(47)
Total gross realized losses on sales of securities	(113)	(955)	(590)
Gain (loss) on investment securities, net	$443	$(159)	$995

Investment securities that were in an unrealized loss position as of December 31, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or underlying collateral.

	As of December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	7,682	(39)	—	—	7,682	(39)
Residential mortgage backed securities and collateralized mortgage obligations	16,279	(210)	4,931	(60)	21,210	(270)
Corporate securities	18,707	(191)	—	—	18,707	(191)
Commercial mortgage backed securities	7,557	(62)	1,516	(72)	9,073	(134)
Other asset backed securities	4,734	(13)	3,430	(101)	8,164	(114)
Total temporarily impaired securities	$54,959	$(515)	$9,877	$(233)	$64,836	$(748)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,513	$(63)	$4,831	$(157)	$6,344	$(220)

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
U.S. government & agencies	$—	$—	$1,269	$(16)	$1,269	$(16)
Obligations of states and political subdivisions	3,952	(34)	2,078	(20)	6,030	(54)
Residential mortgage backed securities and collateralized mortgage obligations	10,193	(66)	5,365	(103)	15,558	(169)
Corporate securities	7,058	(36)	6,542	(97)	13,600	(133)
Commercial mortgage backed securities	4,912	(14)	1,542	(59)	6,454	(73)
Other asset backed securities	4,891	(16)	6,088	(181)	10,979	(197)
Total temporarily impaired securities	$31,006	$(166)	$22,884	$(476)	$53,890	$(642)
Held-to-maturity securities:
Obligations of states and political subdivisions	$1,556	$(14)	$12,726	$(386)	$14,282	$(400)

At December 31, 2015, 59 securities were in unrealized loss positions and at December 31, 2014, 73 securities were in an unrealized loss position. For the years ended December 31, 2015, and 2013, we did not recognize other-than-temporary impairment losses. For the year ended December 31, 2014, we recognized an other-than-temporary impairment of $22 thousand for three securities that were in a loss position at December 31, 2014 and sold in January of 2015.

NOTE 5. LOANS

Outstanding loan balances consist of the following at December 31, 2015, and December 31, 2014.

	As of
(Amounts in thousands)	December 31,
Loan Portfolio	2015	2014
Commercial	$132,805	$150,253
Commercial real estate:
Real estate – construction and land development	28,319	30,099
Real estate – commercial non-owner occupied	243,374	213,883
Real estate – commercial owner occupied	156,299	120,324
Residential real estate:
Real estate – residential - ITIN	49,106	52,830
Real estate – residential - 1-4 family mortgage	11,390	13,156
Real estate – residential - equity lines	45,473	44,981
Consumer and other	49,873	35,372
Gross loans	716,639	660,898
Deferred fees and costs	870	157
Loans, net of deferred fees and costs	717,509	661,055
Allowance for loan and lease losses	(11,180)	(10,820)
Net loans	$706,329	$650,235

Gross loan balances in the table above include net purchase discounts of $2.3 million and $998 thousand as of December 31, 2015, and December 31, 2014, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Age analysis of gross loan balances for past due loans, segregated by class of loans, as of December 31, 2015, and December 31, 2014, were as follows.

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2015	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$—	$30	$634	$664	$132,141	$132,805	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	28,319	28,319	—
Real estate - commercial non-owner occupied	64	—	5,665	5,729	237,645	243,374	—
Real estate - commercial owner occupied	—	—	1,071	1,071	155,228	156,299	—
Residential real estate:
Real estate - residential - ITIN	1,018	118	850	1,986	47,120	49,106	—
Real estate - residential - 1-4 family mortgage	—	404	871	1,275	10,115	11,390	—
Real estate - residential - equity lines	137	97	—	234	45,239	45,473	—
Consumer and other	150	50	88	288	49,585	49,873	88
Total	$1,369	$699	$9,179	$11,247	$705,392	$716,639	$88

			Greater				Recorded
(Amounts in thousands)	30-59	60-89	Than 90				Investment >
Past Due Loans at	Days Past	Days Past	Days Past	Total Past			90 Days and
December 31, 2014	Due	Due	Due	Due	Current	Total	Accruing
Commercial	$2,421	$301	$2,161	$4,883	$145,370	$150,253	$—
Commercial real estate:
Real estate - construction and land development	—	—	—	—	30,099	30,099	—
Real estate - commercial non-owner occupied	—	—	7,086	7,086	206,797	213,883
Real estate - commercial owner occupied	—	—	1,378	1,378	118,946	120,324	—
Residential real estate:
Real estate - residential - ITIN	1,080	122	2,017	3,219	49,611	52,830	—
Real estate - residential - 1-4 family mortgage	—	—	1,580	1,580	11,576	13,156
Real estate - residential - equity lines	145	99	24	268	44,713	44,981	—
Consumer and other	158	57	23	238	35,134	35,372	23
Total	$3,804	$579	$14,269	$18,652	$642,246	$660,898	$23

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

A loan is considered impaired when based on current information and events we determine it is probable that we will not be able to collect all amounts due according to the original loan contract, including scheduled interest payments. Generally, when we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, the current fair value of collateral is used, less selling costs.

The starting point for determining the fair value of collateral is through obtaining external appraisals. Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (1) currently licensed in the state in which the property is located, (2) is experienced in the appraisal of properties similar to the property being appraised, (3) is actively engaged in the appraisal work, (4) has knowledge of current real estate market conditions and financing trends, (5) is reputable, and (6) is not on Freddie Mac’s nor our Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by another independent third party to ensure the quality of the appraisal and the expertise and independence of the appraiser.

Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification. Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by our Chief Credit Officer.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarize impaired loans by loan class as of December 31, 2015, and December 31, 2014.

	As of December 31, 2015
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,282	$1,519	$—
Commercial real estate:
Real estate - commercial non-owner occupied	5,488	6,226	—
Real estate - commercial owner-occupied	1,071	1,794	—
Residential real estate:
Real estate - residential - ITIN	7,063	8,662	—
Real estate - residential - 1-4 family mortgage	1,775	2,775	—
Real estate - residential - equity lines	142	142	—
Total with no related allowance recorded	$16,821	$21,118	$—
With an allowance recorded:
Commercial	$761	$820	$122
Commercial real estate:
Real estate - commercial non-owner occupied	824	824	35
Real estate - commercial owner-occupied	350	350	62
Residential real estate:
Real estate - residential - ITIN	2,044	2,089	321
Real estate - residential - equity lines	558	558	279
Consumer and other	32	32	13
Total with an allowance recorded	$4,569	$4,673	$832
Subtotal:
Commercial	$2,043	$2,339	$122
Commercial real estate	7,733	9,194	97
Residential real estate	11,582	14,226	600
Consumer and other	32	32	13
Total impaired loans	$21,390	$25,791	$832

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2014
		Unpaid
(Amounts in thousands)	Recorded	Principal	Related
Impaired Loans	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$4,298	$8,461	$—
Commercial real estate:
Real estate - commercial non-owner occupied	6,909	10,207	—
Real estate - commercial owner-occupied	1,378	$2,102	—
Residential real estate:
Real estate - residential - ITIN	7,106	8,803	—
Real estate - residential - 1-4 family mortgage	1,608	2,578	—
Real estate - residential - equity lines	201	202	—
Total with no related allowance recorded	$21,500	$32,353	$—
With an allowance recorded:
Commercial	$2,299	$2,317	$314
Commercial real estate:
Real estate - commercial non-owner occupied	2,248	2,846	411
Real estate - commercial owner-occupied	1,218	1,218	21
Residential real estate:
Real estate - residential - ITIN	3,002	3,103	503
Real estate - residential - 1-4 family mortgage	527	537	3
Real estate - residential - equity lines	579	579	289
Consumer and other	35	35	15
Total with an allowance recorded	$9,908	$10,635	$1,556
Subtotal:
Commercial	$6,597	$10,778	$314
Commercial real estate	11,753	16,373	432
Residential real estate	13,023	15,802	795
Consumer and other	35	35	15
Total impaired loans	$31,408	$42,988	$1,556

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Had nonaccrual loans performed in accordance with their contractual terms, we would have recognized additional interest income, net of tax, of approximately $228 thousand, $649 thousand, and $722 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

Nonaccrual loans, segregated by loan class, were as follows as of December 31, 2015, and December 31, 2014.

	As of
(Amounts in thousands)	December 31,
Nonaccrual Loans	2015	2014
Commercial	$1,994	$5,112
Commercial real estate:
Real estate - commercial non-owner occupied	5,488	8,318
Real estate - commercial owner occupied	1,071	1,378
Residential real estate:
Real estate - residential - ITIN	3,649	4,647
Real estate - residential - 1-4 family mortgage	1,775	2,135
Real estate - residential - equity lines	—	24
Consumer and other	32	35
Total	$14,009	$21,649

The following table summarizes average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
	Average	Interest	Average	Interest	Average	Interest
(Amounts in thousands)	Recorded	Income	Recorded	Income	Recorded	Income
Average Recorded Investment and Interest Income	Investment	Recognized	Investment	Recognized	Investment	Recognized
Commercial	$3,533	$22	$6,222	$33	$7,239	$82
Commercial real estate:
Real estate - commercial non-owner occupied	7,306	49	11,277	165	16,277	185
Real estate - commercial owner- occupied	2,212	59	5,233	78	7,909	106
Residential real estate:
Real estate - residential - ITIN	9,679	141	10,668	114	12,278	80
Real estate - residential - 1-4 family mortgage	1,786	—	1,561	—	1,693	—
Real estate - residential - equity lines	750	27	1,141	33	875	26
Consumer and other	33	—	17	—	—	—
Total	$25,299	$298	$36,119	$423	$46,271	$479

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans. Loans are reported as troubled debt restructurings when we grant a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include a reduction in the loan rate, forgiveness of principal or accrued interest, extending the maturity date(s) significantly, or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as we will not collect all amounts due, either principal or interest, in accordance with the terms of the original loan agreement.

At December 31, 2015 and December 31, 2014, impaired loans of $6.9 million and $9.2 million were classified as performing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms.

In order for a restructured loan to be on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must demonstrate the ability to make payments from a verified source of cash flow. We had no obligations to lend additional funds on the restructured loans as of December 31, 2015 or December 31, 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2015, we had $15.9 million in troubled debt restructurings compared to $23.5 million as of December 31, 2014. As of December 31, 2015, we had 120 loans that qualified as troubled debt restructurings, of which 107 loans were performing according to their restructured terms. Troubled debt restructurings represented 2.22% of gross loans as of December 31, 2015, compared with 3.55% at December 31, 2014.

The types of modifications offered can generally be described in the following categories:

Rate – A modification in which the interest rate is modified.

Maturity – A modification in which the maturity date, timing of payments or frequency of payments is modified.

Payment deferral – A modification in which a portion of the principal is deferred.

The following tables present the period ended balances of newly restructured loans and the types of modifications that occurred during the years ended December 31, 2015, 2014 and 2013.

	For The Year Ended December 31, 2015
			Rate &
(Amounts in thousands)		Rate &	Payment		Payment
Troubled Debt Restructuring Modification Types	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$39	$—	$—	$708	$747
Residential real estate:
Real estate - residential - ITIN	115	—	264	—	379	758
Total	$115	$39	$264	$—	$1,087	$1,505

	For The Year Ended December 31, 2014
			Rate &
(Amounts in thousands)		Rate &	Payment		Payment
Troubled Debt Restructuring Modification Types	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$3,396	$—	$—	$—	$3,396
Residential real estate:
Real estate - residential - ITIN	207	—	39	—	—	246
Consumer and other	—	35	—	—	—	35
Total	$207	$3,431	$39	$—	$—	$3,677

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	For The Year Ended December 31, 2013
			Rate &
(Amounts in thousands)		Rate &	Payment		Payment
Troubled Debt Restructuring Modification Types	Rate	Maturity	Deferral	Maturity	Deferral	Total
Commercial	$—	$—	$—	$6,093	$—	$6,093
Commercial real estate:
Real estate - commercial non-owner occupied	—	6,029	—	—	2,129	8,158
Real estate - commercial owner occupied	—	—	—	918	—	918
Residential real estate:
Real estate - residential - ITIN	550	205	539	—	—	1,294
Real estate - residential - equity lines	—	161	—	—	—	161
Total	$550	$6,395	$539	$7,011	$2,129	$16,624

The tables below provide information regarding the number of loans where the contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties for the years ended December 31, 2015, 2014, and 2013.

	2015
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	2	$872	$872
Residential real estate:
Real estate - residential - ITIN	11	1,237	1,023
Total	13	$2,109	$1,895

	2014
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	2	$9,070	$9,070
Residential real estate:
Real estate - residential - ITIN	4	263	267
Consumer and other	1	35	35
Total	7	$9,368	$9,372

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	2013
		Pre-Modification	Post-Modification
(Amounts in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial	3	$6,837	$6,638
Commercial real estate:
Real estate - commercial non-owner occupied	3	8,132	8,186
Real estate - commercial owner occupied	1	918	418
Residential real estate:
Real estate - residential - ITIN	15	1,286	1,360
Real estate - residential - equity lines	2	165	166
Total	24	$17,338	$16,768

The following table presents loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2015, 2014 and 2013, respectively.

	2015		2014		2013
(Amounts in thousands)	Number of	Recorded	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted	Contracts	Investment	Contracts	Investment	Contracts	Investment
Commercial	—	$—	1	$1,923	—	$—
Residential real estate:
Real estate - residential - ITIN	—	—	2	109	9	591
Total	—	$—	3	$2,032	9	$591

We define a performing loan as a loan where any installment of principal or interest is not 90 days or more past due, and management believes the ultimate collection of original contractual principal and interest is likely. We define a nonperforming loan as an impaired loan, which may be on nonaccrual, 90 days past due and still accruing, or has been restructured and is not in compliance with its modified terms, and our ultimate collection of original contractual principal and interest is uncertain. The foundation or primary factor in determining the appropriate credit quality indicators is the degree of a debtor’s willingness and ability to perform as agreed.

Performing and nonperforming loans, segregated by class of loans, are as follows at December 31, 2015 and 2014.

(Amounts in thousands)	December 31, 2015
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$130,811	$1,994	$132,805
Commercial real estate:
Real estate - construction and land development	28,319	—	28,319
Real estate - commercial non-owner occupied	237,886	5,488	243,374
Real estate - commercial owner occupied	155,228	1,071	156,299
Residential real estate:
Real estate - residential - ITIN	45,457	3,649	49,106
Real estate - residential - 1-4 family mortgage	9,615	1,775	11,390
Real estate - residential - equity lines	45,473	—	45,473
Consumer and other	49,753	120	49,873
Total	$702,542	$14,097	$716,639

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands)	December 31, 2014
Performing and Nonperforming Loans	Performing	Nonperforming	Total
Commercial	$145,141	$5,112	$150,253
Commercial real estate:
Real estate - construction and land development	30,099	—	30,099
Real estate - commercial non-owner occupied	205,565	8,318	213,883
Real estate - commercial owner occupied	118,946	1,378	120,324
Residential real estate:
Real estate - residential - ITIN	48,183	4,647	52,830
Real estate - residential - 1-4 family mortgage	11,021	2,135	13,156
Real estate - residential - equity lines	44,957	24	44,981
Consumer and other	35,314	58	35,372
Total	$639,226	$21,672	$660,898

In conjunction with evaluating the performing versus nonperforming nature of our loan portfolio, management evaluates the following credit risk and other relevant factors in determining the appropriate credit quality indicator (rating) for each loan class:

Pass Grade: A Pass loan is a strong credit with no existing or known weaknesses that may require management’s close attention. Some pass loans require short term enhanced monitoring to determine when the credit relationship would merit either an upgrade or a downgrade. Loans classified as Pass Grade specifically demonstrate:

●	Strong Cash Flows – borrower’s cash flows must meet or exceed our minimum debt service coverage ratio.

●	Collateral Margin – generally, the borrower must have pledged an acceptable collateral class with an adequate collateral margin.

●

Qualitative Factors – in addition to meeting our minimum cash flow and collateral requirements, a number of other qualitative factors are also factored into assigning a Pass Grade including the borrower’s level of leverage (debt to equity), prospects, history and experience in their industry, credit history, and any other relevant factors including a borrower’s character.

Those borrowers who qualify for unsecured loans must fully demonstrate above average cash flows and strong secondary sources of repayment to mitigate the lack of unpledged collateral.

Watch Grade: The credit is acceptable but the borrower has experienced a temporary setback or adverse information has been received, and may exhibit one or more of the characteristics shown in the list below. This risk grade could apply to credits on a temporary basis pending a full review. Credits with this risk grade will require more handling time and increased management. The list below contains characteristics of this risk grade, but individually do not automatically cause the loan to be assigned a Watch Grade.

●	The primary source of repayment may be weakening causing greater reliance on the secondary source of repayment or

●	The primary source of repayment is adequate, but the secondary source of repayment is insufficient

●	In-depth financial analysis would compare to the lower quartile in two or more of the major components of the Risk Management Association Annual Statement Studies

●	Volatile or deteriorating collateral

●	Management decisions may be called into question

●	Delinquencies in bank credits or other financial/trade creditors

●	Frequent overdrafts

●	Significant change in management/ownership

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Special Mention Grade: Credits in this grade are potentially weak and deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the credit. Special Mention credits are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. The list below exhibits the characteristics of this grade, but individually do not automatically cause the borrower to be assigned a grade of Special Mention:

●	Inadequate or incomplete loan documentation or perfection of collateral, or any other deviation from prudent lending practices

●	Credit is structured in a manner in which the timing of the repayment source does not match the payment schedule or maturity, materially jeopardizing repayment

●	Current economic or market conditions exist which may affect the borrower's ability to perform or affect the Bank's collateral position

●

Adverse trends in the borrower's operations or continued deterioration in the borrower’s financial condition that has not yet reached a point where the retirement of debt is jeopardized. A credit in this grade should have favorable prospects of the deteriorating financial trends reversing within a reasonable timeframe.

●	The borrower is less than cooperative or unable to produce current and adequate financial information

Substandard Grade: A Substandard credit is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard credits have a well-defined weakness or weaknesses that jeopardize the liquidation or timely collection of the debt. Substandard credits are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. However, a potential loss does not have to be recognizable in an individual credit for it to be considered a substandard credit. As such, substandard credits may or may not be graded as impaired.

The following represents, but is not limited to, the potential characteristics of a Substandard Grade and do not necessarily generate automatic reclassification into this loan grade:

●	Sustained or substantial deteriorating financial trends,

●	Unresolved management problems,

●	Collateral is insufficient to repay debt; collateral is not sufficiently supported by independent sources, such as asset-based financial audits, appraisals, or equipment evaluations,

●	Improper perfection of lien position, which is not readily correctable,

●	Unanticipated and severe decline in market values,

●	High reliance on secondary source of repayment,

●	Legal proceedings, such as bankruptcy or a divorce, which has substantially decreased the borrower’s capacity to repay the debt,

●	Fraud committed by the borrower,

●	IRS liens that take precedence,

●	Forfeiture statutes for assets involved in criminal activities,

●	Protracted repayment terms outside of policy that are for longer than the same type of credit in our portfolio,

●	Any other relevant quantitative or qualitative factor that negatively affects the current net worth and paying capacity of the borrower or of the collateral pledged, if any.

Doubtful Grade: A Doubtful loan has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain pending factors that may work to the advantage and strengthening of the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include, but are not limited to:

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Credit Grade definitions, including qualitative factors, are reviewed and approved annually by our Loan Committee. During the current year, we determined that certain amounts in the “pass” and “watch” grade disclosed in the internal risk grade table included in our 2014 annual consolidated financial statements were incorrect. Accordingly, $46.9 million have been reclassified from “Watch” to “Pass” in the December 31, 2014 table below. The following table summarizes internal risk grade by loan class as of December 31, 2015, and December 31, 2014.

	December 31, 2015
			Special
(Amounts in thousands)	Pass	Watch	Mention	Substandard	Doubtful	Total
Commercial	$108,696	$10,240	$9,587	$4,282	$—	$132,805
Commercial real estate:
Real estate - construction and land development	28,291	28	—	—	—	28,319
Real estate - commercial non-owner occupied	234,177	917	1,588	6,692		243,374
Real estate - commercial owner occupied	149,327	3,864	1,687	1,421	—	156,299
Residential real estate:
Real estate - residential - ITIN	41,480	—	—	7,626	—	49,106
Real estate - residential - 1-4 family mortgage	9,041	—	575	1,774		11,390
Real estate - residential - equity lines	41,149	1,760	1,682	882	—	45,473
Consumer and other	49,551	—	256	66	—	49,873
Total	$661,712	$16,809	$15,375	$22,743	$—	$716,639

	December 31, 2014
	Pass	Watch	Special
(Amounts in thousands)	(Restated)	(Restated)	Mention	Substandard	Doubtful	Total
Commercial	$121,282	$14,116	$4,018	$10,837	$—	$150,253
Commercial real estate:
Real estate - construction and land development	30,056	43	—	—	—	30,099
Real estate - commercial non-owner occupied	201,155	1,953	869	9,906		213,883
Real estate - commercial owner occupied	111,689	5,864	—	2,771	—	120,324
Residential real estate:
Real estate - residential - ITIN	42,721	—	—	10,109	—	52,830
Real estate - residential - 1-4 family mortgage	10,769	—	—	2,387		13,156
Real estate - residential - equity lines	41,624	2,380	—	977	—	44,981
Consumer and other	35,279	3	18	72	—	35,372
Total	$594,575	$24,359	$4,905	$37,059	$—	$660,898

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables below summarize the ALLL by portfolio for the years ended December 31, 2015, and December 31, 2014.

	As of December 31, 2015
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$3,503	$4,875	$1,670	$450	$322	$10,820
Charge offs	(700)	(428)	(749)	(499)	—	(2,376)
Recoveries	1,692	771	273	—	—	2,736
Provision	(2,002)	566	383	819	234	—
Ending balance	$2,493	$5,784	$1,577	$770	$556	$11,180

	As of December 31, 2014
(Amounts in thousands)		Commercial	Residential
ALLL by Portfolio	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,057	$2,784	$2,493	$35	$1,803	$14,172
Charge offs	(4,242)	(2,699)	(376)	(2)	—	(7,319)
Recoveries	582	2	208	—	—	792
Provision	106	4,788	(655)	417	(1,481)	3,175
Ending balance	$3,503	$4,875	$1,670	$450	$322	$10,820

The following tables summarize the ALLL and the recorded investment in loans and leases as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$122	$97	$600	$13	$—	$832
Collectively evaluated for impairment	2,371	5,687	977	757	556	10,348
Total	2,493	5,784	1,577	770	556	11,180
Gross loans:
Individually evaluated for impairment	$2,043	$7,733	$11,582	$32	$—	$21,390
Collectively evaluated for impairment	130,762	420,259	94,387	49,841	—	695,249
Total gross loans	$132,805	$427,992	$105,969	$49,873	$—	$716,639

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of December 31, 2014
		Commercial	Residential
(Amounts in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
ALLL:
Individually evaluated for impairment	$314	$432	$795	$15	$—	$1,556
Collectively evaluated for impairment	3,189	4,443	875	435	322	9,264
Total	3,503	4,875	1,670	450	322	10,820
Gross loans:
Individually evaluated for impairment	$6,597	$11,753	$13,023	$35	$—	$31,408
Collectively evaluated for impairment	143,656	352,553	97,944	35,337	—	629,490
Total gross loans	$150,253	$364,306	$110,967	$35,372	$—	$660,898

The ALLL totaled $11.2 million or 1.56% of total gross loans at December 31, 2015 and $10.8 million or 1.64% at December 31, 2014. As of December 31, 2015, we had $230.6 million in commitments to extend credit, and recorded a reserve for unfunded commitments of $695 thousand in other liabilities line item in the Consolidated Balance Sheets.

The ALLL is based upon estimates of loan and lease losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. Our ALLL methodology significantly incorporates management’s current judgments, and reflects the reserve amount that is necessary for estimated loan and lease losses and risks inherent in the loan portfolio in accordance with ASC Topic 450 Contingencies and ASC Topic 310 Receivables.

The allowance is increased by provisions charged to expense and reduced by net charge offs. In periodic evaluations of the adequacy of the allowance balance, management considers past loan and lease loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the ALLL on a monthly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially rated when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies.

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

We believe that the ALLL was adequate as of December 31, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Company, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

As of December 31, 2015, 74% of our gross loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL. The U.S. recession, the housing market downturn, and low real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. Deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan and lease losses.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

All impaired loans are individually evaluated for impairment. If the measurement of each impaired loans’ value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the ALLL. For collateral dependent loans, this can be accomplished by charging off the impaired portion of the loan based on the underlying value of the collateral. For non-collateral dependent loans we establish a specific component within the ALLL based on the present value of the future cash flows. If we determine the sources of repayment will not result in a reasonable probability that the carrying value of a loan can be recovered, the amount of a loan’s specific impairment is charged off against the ALLL. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the ALLL.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the ALLL, and acknowledges the inherent imprecision of all loss prediction models. As of December 31, 2015, the unallocated allowance amount represented 5% of the ALLL, compared to 3% at December 31, 2014. The ALLL composition should not be interpreted as an indication of specific amounts or loan categories in which future charge offs may occur.

We have lending policies and procedures in place with the objective of optimizing loan income within an accepted risk tolerance level. We review and approve these policies and procedures annually. Monitoring and reporting systems supplement the review process with regular frequency as related to loan production, loan quality, concentrations of credit, potential problem loans, loan delinquencies, and nonperforming loans.

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

The properties securing the CRE portfolio are diverse in terms of type and primary source of repayment. This diversity helps reduce our exposure to adverse economic events that affect any single industry. We monitor and evaluate CRE loans based on occupancy status (investor versus owner occupied), collateral, geography, and risk grade criteria.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Consumer Loans – Our consumer loan originations are generally limited to home equity loans with nominal originations in unsecured personal loans. The portfolio also includes unsecured consumer home improvement loans with an ongoing purchase commitment and residential solar panel loans secured by UCC filing purchased during 2014 We are highly dependent on third party credit scoring analysis to supplement the internal underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time, and documentation requirements.

We maintain an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to the Board of Directors and Audit Committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Management’s continuing evaluation of all known relevant quantitative and qualitative internal and external risk factors provide the foundation for the three major components of the ALLL: (1) historical valuation allowances established in accordance with ASC 450, Contingencies (“ASC 450”) for groups of similarly situated loan pools; (2) general valuation allowances established in accordance with ASC 450 and based on qualitative credit risk factors; and (3) specific valuation allowances established in accordance with ASC 310, Receivables (“ASC 310”) and based on estimated probable losses on specific impaired loans. All three components are aggregated and constitute the ALLL; while portions of the allowance may be allocated to specific credits, the allowance net of specific reserves is available for the remaining credits that management deems as “loss.” It is our policy to classify a credit as loss with a concurrent charge off when management considers the credit uncollectible and of such little value that its continuance as a bankable asset is not warranted. A loss classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer recognizing the likely credit loss of a valueless asset even though partial recovery may occur in the future.

In accordance with ASC 450, historical valuation allowances are established for loan pools with similar risk characteristics common to each loan grouping. Our loan portfolio is evaluated by general loan class including commercial, commercial real estate (which includes construction and other real estate), residential real estate (which includes 1-4 family and home equity loans), consumer and other loans.

These loan pools are similarly risk-graded and each portfolio is evaluated by identifying all relevant risk characteristics that are common to these segmented groups of loans. These characteristics include a significant emphasis on historical losses within each loan group, inherent risks for each, and specific loan class characteristics such as trends related to nonaccrual loans, past due loans, criticized loans, net charge offs or recoveries, among other relevant credit risk factors. We periodically review and update our historical loss ratios based on net charge off experience for each loan and lease class. Other credit risk factors are also reviewed periodically and adjusted as necessary to account for any changes in potential loss exposure.

General valuation allowances, as prescribed by ASC 450, are based on qualitative factors such as changes in asset quality trends, concentrations of credit or changes in concentrations of credit, changes in underwriting standards, changes in experience or depth of lending staff or management, the effectiveness of loan grading and the internal loan review function, and any other relevant factors. Management evaluates each qualitative component quarterly to determine the associated risks to the quality of our loan portfolio.

NOTE 6. PURCHASE OF FINANCIAL ASSETS

On February 27, 2015, we purchased $6.4 million of commercial real estate loans. We are servicing the loans and they were purchased without recourse. We purchased a total par value of $6.4 million in loans with accrued interest at the settlement date of $17 thousand at a net premium of $91 thousand in exchange for a cash payment of $6.5 million. The fair value was equal to the price paid to acquire the portfolio as the difference between par value and cash purchase price represents the fair value adjustment.

On September 23, 2014, we purchased $18.1 million of owner-occupied commercial real estate loans secured by first deeds of trust originated under the SBA 504 loan program. We are servicing the loans and were purchased without recourse. We purchased a total par value of $18.1 million in loans with accrued interest at the settlement date of $77 thousand at a net premium of $377 thousand in exchange for a cash payment of $18.5 million. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 12, 2014, we agreed to purchase $40.0 million of unsecured consumer home improvement loans. The loans were purchased without recourse or servicing rights. The agreement calls for purchases up to $4.0 million per month up to a maximum par value of $40.0 million. During 2015, we agreed to purchase an additional $10.0 million increasing the maximum par value to $50.0 million. As of December 31, 2015, we have paid cash totaling $66.7 million, and received cash repayments of $23.3 million for $43.4 million in net loans. We initially measured the acquired loan portfolio at a fair equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

On February 27, 2014, we purchased a pool of residential solar panel loans secured by UCC filing with a par value of $12.9 million for a cash payment of $12.7 million. The loans and the related servicing were purchased without recourse. The fair value was equal to the price paid to acquire the portfolio as the difference between the par value and cash purchase price represents the fair value adjustment.

NOTE 7. PREMISES AND EQUIPMENT

The following table presents the major components of premises and equipment at December 31, 2015 and 2014.

(Amounts in thousands)
Premises and Equipment	2015	2014
Land	$1,508	$1,915
Land improvements	195	195
Bank buildings	9,099	9,099
Furniture, fixtures and equipment	9,743	8,795
Software	1,625	1,596
Assets not yet placed in service	295	588
Total premises and equipment	22,465	22,188
Less: accumulated depreciation and amortization	(11,393)	(9,894)
Premises and equipment, net	$11,072	$12,294

We record depreciation expense on a straight-line basis for all depreciable assets. Depreciation expense totaled $1.5 million, $1.3 million, and $993 thousand, for the years ended December 31, 2015, 2014 and 2013, respectively. We have entered into a number of non-cancelable lease agreements with respect to various premises. See Note 15, Commitments and Contingencies in these Notes to Consolidated Financial Statements for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

NOTE 8. OTHER REAL ESTATE OWNED

OREO represents real estate which to we have taken control in partial or full satisfaction of loans and properties originally acquired for branch expansion but no longer intended to be used for that purpose. OREO is recorded at fair value less costs to sell, which becomes the property’s new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. Any write-up in the fair value of the asset at the date of acquisition is reported as noninterest income unless there has been a prior charge off, in which case of recovery is credited to the ALLL. Thereafter, management periodically performs valuations and the property is carried at the lower of the cost or fair value less expected selling costs. Subsequent valuation adjustments are recognized under the line item Write-down of other real estate owned in the Consolidated Statements of Operations. Net expenses incurred from OREO property are recorded in noninterest expense, in the Consolidated Statements of Operations.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the changes in OREO, net of valuation allowance, for the years ended December 31, 2015, 2014, and 2013.

(Amounts in thousands)	Years Ended December 31,
OREO	2015	2014	2013
Balance at beginning of year	$502	$913	$3,061
Additions to other real estate owned	4,059	688	1,585
Dispositions of other real estate owned	(3,138)	(809)	(3,733)
Valuation adjustments in the period	—	(290)	—
Total	$1,423	$502	$913

For the year ended December 31, 2015, we transferred 20 foreclosed properties in the amount of $4.1 million to OREO. During this period, we sold 15 properties with balances of $3.1 million for a net loss of $26 thousand. One of the properties transferred to OREO was land with a carrying value of $261 thousand previously held for construction of a new bank branch. The property was transferred to OREO at its fair value less expected selling costs resulting in a write-down of $91 thousand recorded in noninterest expense. The December 31, 2015 OREO balance consists of six 1-4 family residential real estate properties in the amount of $513 thousand, four nonfarm nonresidential properties in the amount of $740 thousand and one undeveloped commercial property in the amount of $170 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure is $977 thousand.

NOTE 9. NOTE RECEIVABLE

Pursuant to the terms of a note receivable held by the Holding Company in conjunction with our disposal of the former mortgage subsidiary, we received note payments (the “Note”) that commenced in 2013 and were due quarterly over a consecutive five year period. The Note carried a zero rate of interest and the obligation was guaranteed by the continuing shareholder of the Mortgage Company. As of March 31, 2014, we had received all principal amounts due through that date under the original Note agreement, and the Note carried an outstanding principal balance of $2.7 million.

During the first quarter of 2014, we became increasingly concerned about whether remaining principal due under the original terms of the Note would be collectible. As a result, during April 2014, we executed a promissory note compromise settlement agreement (the “Agreement”) with the Mortgage Company. The Agreement settled and determined all the respective rights and obligations under the Note.

Under the terms of the Agreement, the Mortgage Company paid cash in the amount of $686 thousand and transferred a 1-4 family mortgage note with a principal balance of $560 thousand to the Company. Simultaneously, we applied a portion of the cash proceeds to pay off the outstanding balance of the Mortgage Company’s warehouse line of credit held with the Bank. The Mortgage Company’s line of credit was subsequently closed during 2014. As a result of the Agreement, we recognized a loss of $1.4 million in full and complete satisfaction of the Note during the first quarter of 2014.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the details of the closing transaction.

(Amounts in thousands)	Amount
Proceeds:
Cash received	$686
1-4 family mortgage note (fair value)	560
Net proceeds received	1,246
Assets derecognized:
Note due from the mortgage company	2,753
Discount on the note	(374)
Warehouse line of credit	259
Total assets derecognized	2,638
Loss on settlement of the note	$1,392

NOTE 10. OTHER ASSETS

Other assets consist of the following at December 31, 2015, and 2014.

(Amounts in thousands)	2015	2014
Investments in affordable housing partnerships	$4,815	$5,636
Federal Home Loan Bank of San Francisco stock	4,465	5,728
Interest receivable	3,881	3,755
School district tax credit bond	2,740	2,740
Prepaid expenses	503	1,022
Investment in unconsolidated trusts	310	310
Other	1,537	681
Total	$18,251	$19,872

NOTE 11. DEPOSITS

The following table presents the major types of interest-bearing deposits at December 31, 2015 and 2014.

	As
(Amounts in thousands)	December 31,
Interest-bearing deposits	2015	2014
Interest-bearing demand	$165,316	$156,973
Money market	150,342	141,187
Savings	94,503	88,569
Certificates of deposit, $250,000 and over	68,597	62,724
Certificates of deposit, less than $250,000	155,470	182,025
Total interest-bearing deposits	$634,228	$631,478

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents interest expense for each deposit type for the years ended December 31, 2015, 2014 and 2013.

	As
(Amounts in thousands)	December 31,
Deposit Interest Expense	2015	2014	2013
Interest-bearing demand	$228	$221	$224
Money market	232	250	261
Savings	213	228	254
Certificates of deposit, $250,000 and over	612	711	891
Certificates of deposit, less than $250,000	1,744	1,897	1,734
Total interest-bearing deposits	$3,029	$3,307	$3,364

The following table presents the scheduled maturities of all certificates of deposit as of December 31, 2015.

(Amounts in thousands)
Amounts due in:
One year or less	$96,928
One to three years	72,010
Three to five years	55,129
Over five years	—
Total certificates of deposit	$224,067

The following table presents the scheduled maturities of certificates of deposit of $250 thousand or more as of December 31, 2015.

(Amounts in thousands)
Amounts due in:
Three months or less	$10,011
Over three months through six months	6,898
Over six months through twelve months	7,050
Over twelve months	44,638
Total certificates of deposit	$68,597

NOTE 12. TERM DEBT

Term debt at December 31, 2015 and 2014 consisted of the following.

(Amounts in thousands)	2015	2014
Federal Home Loan Bank of San Francisco borrowings	$75,000	$75,000
Senior debt	9,917	—
Unamortized discount and debt issuance costs	(15)	—
Subordinated debt	10,000	—
Unamortized discount and debt issuance costs	(208)	—
Net term debt	$94,694	$75,000

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Future contractual maturities of term debt at December 31, 2015 are as follows.

(Amounts in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Federal Home Loan Bank of San Francisco borrowings	$75,000	$—	$—	$—	$—	$—	$75,000
Senior debt	917	1,000	1,000	1,000	1,000	5,000	9,917
Subordinated debt	—	—	—	—	—	10,000	10,000
Total future maturities	$75,917	$1,000	$1,000	$1,000	$1,000	$15,000	$94,917

Federal Home Loan Bank of San Francisco borrowings

The maximum amount outstanding from the Federal Home Loan Bank of San Francisco under term advances at any month end during 2015 and 2014 was $120.0 million and $75.0 million, respectively. The average balance outstanding on Federal Home Loan Bank of San Francisco term advances during 2015 and 2014 was $87.6 million and $77.5 million, respectively. The weighted average interest rates on the borrowings at December 31, 2015 and 2014, was 0.33% and 0.24%, respectively.

The Federal Home Loan Bank of San Francisco borrowings are secured by an investment in Federal Home Loan Bank of San Francisco stock, certain real estate mortgage loans which have been specifically pledged to the Federal Home Loan Bank of San Francisco pursuant to their collateral requirements, and securities held in the Bank’s investment securities portfolio. As of December 31, 2015, based upon the level of Federal Home Loan Bank of San Francisco advances, the Bank was required to hold an investment in Federal Home Loan Bank of San Francisco stock of $4.5 million. Furthermore, we have pledged $359.8 million of our commercial and real estate mortgage loans, and have borrowed $75.0 million against the pledged loans. As of December 31, 2015 we held $14.9 million in securities with the Federal Home Loan Bank of San Francisco for pledging purposes. All of the securities pledged to the Federal Home Loan Bank of San Francisco were unused as collateral as of December 31, 2015.

Senior Debt

In December of 2015, the Holding Company, entered into a senior debt loan agreement to borrow $10.0 million. The loan is payable in monthly installments of $83 thousand principal, plus accrued and unpaid interest, commencing on January 1, 2016 and continuing to and including December 10, 2020. The loan may be prepaid in whole or in part at any time without any prepayment premium or penalty. The principal amount of the loan bears interest at a variable rate, resetting monthly that is equal to the sum of the current three month LIBOR plus 400 basis points. The Holding Company incurred senior debt issuance costs of $15 thousand which are being amortized over the life of the loan as additional interest expense. The loan is secured by a pledge from the Holding Company of all of the outstanding stock of Redding Bank of Commerce

Subordinated Debt

In December of 2015, the Holding Company issued $10.0 million in aggregate principal amount of fixed to floating rate subordinated notes due 2025. The subordinated debt initially bears interest at 6.88% per annum for a five-year term, payable semi-annually. Thereafter, interest on the subordinated debt will be paid at a variable rate equal to three month LIBOR plus 526 basis points, payable quarterly until the maturity date. The Holding Company incurred subordinated debt issuance costs of $210 thousand which are being amortized over the initial five year term as additional interest expense.

The subordinated debt is subordinate and junior in right of payment to the prior payment in full of all existing and future claims of creditors and depositors of the Holding Company and its subsidiaries, whether now outstanding or subsequently created. The subordinated debt ranks equally with all other unsecured subordinated debt, except any which by its terms is expressly stated to be subordinated to the subordinated debt. The subordinated debt ranks senior to all future junior subordinated debt obligations, preferred stock and common stock of the Holding Company. The subordinated debt is recorded as term debt on the Holding Company’s balance sheet; however, for regulatory purposes, it is treated as Tier 2 capital by the Holding Company.

The subordinated debt will mature on December 10, 2025 but may be prepaid at the Holding Company’s option and with regulatory approval at any time on or after five years after the Closing Date or at any time upon certain events, such as a change in the regulatory capital treatment of the subordinated debt or the interest on the subordinated debt is no longer deductible by the Holding Company for United States federal income tax purposes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13. JUNIOR SUBORDINATED DEBENTURES

As of December 31, 2015 and 2014, the Company had one wholly-owned trust formed in 2005 to issue trust preferred securities and related common securities. The following table presents information about the Trust as of December 31, 2015 and 2014.

(Amounts in thousands)
		Issued		Effective		Redemption
Trust Name	Issue Date	Amount	Rate (1)	Rate	Maturity Date	Date
Bank of Commerce Holdings Trust II	July 29, 2005	$10,310	Floating (3)	(2)	September 15, 2035	(4)

(1) Contractual interest rate of junior subordinated debentures.

(2) Effective rate as of December 31, 2015 and 2014 of 1.92% and 1.81% respectively.

(3) Rate based on three month LIBOR plus 1.58% adjusted quarterly.

(4) Redeemable at the Company’s option on any March 15, June 15, September 15, or December 15.

The $10.3 million of junior subordinated debentures issued to Trust II as of December 31, 2015 and 2014, are reflected in the Consolidated Balance Sheets. The common stock issued by Trust II in the amount of $310 thousand is recorded in other assets in the Consolidated Balance Sheets, at December 31, 2015 and 2014. All of the debentures issued to Trust II, less the common stock of Trust II, qualified as Tier 1 capital as of December 31, 2015 and 2014, under guidance issued by the Federal Reserve Board.

During the year ended December 31, 2014, the Holding Company redeemed all $5.2 million of junior subordinated debentures from a separate wholly-owned trust formed in 2003. The Holding Company received net cash payment of $4.6 million resulting in a $406 thousand gain on extinguishment of debt recorded in other income and a $155 thousand reduction of the common stock investment in trusts.

NOTE 14. OTHER LIABILITIES

Other liabilities consist of the following at December 31, 2015 and 2014.

(Amounts in thousands)	2015	2014
Deferred compensation – directors fees	$3,661	$3,555
Deferred compensation – salary continuation	3,458	3,337
Deferred compensation – severance payable	850	990
Derivatives	2,369	3,224
Delayed equity contributions - affordable housing tax credit partnerships	1,182	2,424
Accrued employee cash awards	915	758
Deferred income	885	460
Reserve for unfunded commitments	695	695
Other loan servicing liabilities	569	650
Interest payable	518	389
Dividend payable on common and preferred stock	400	449
Other	678	2,314
Total	$16,180	$19,245

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Commitments – We lease four sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based on predetermined escalation schedules. Substantially all of the leases include the option to extend the lease term one or more times following expiration of the initial term.

The following table sets forth rent expense and rent income for the years ended December 31, 2015 and 2014.

	December 31,
(Amounts in thousands)	2015	2014
Rent income	$26	$15
Rent expense	569	566
Net	$543	$551

The following table presents future minimum lease payments under non-cancelable operating leases as of December 31, 2015.

(Amounts in thousands)
Amounts due in:
2016	$607
2017	549
2018	431
2019	402
2020	411
Thereafter	885
Total	$3,285

Financial Instruments with Off-Balance Sheet Risk – Our consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of our business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of our commitments and contingent liabilities at December 31.

(Amounts in thousands)	2015	2014
Commitments to extend credit	$224,757	$200,991
Standby letters of credit	2,477	2,731
Federal Home Loan Bank of San Francisco Affordable Housing Grant Sponsorships	3,356	1,864
Total commitments	$230,590	$205,586

In the normal course of business we are party to financial instruments with off-balance sheet credit risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve elements of credit and interest rate risk similar to the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees, is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we use for on-balance sheet instruments.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

While most standby letters of credit are not utilized, a significant portion of such utilization is on an immediate payment basis. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on our credit evaluation of the counterparty. Collateral varies but may include cash, accounts receivable, inventory, premises and equipment and income-producing commercial properties.

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

We hold cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. We were not required to perform on any financial guarantees for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, approximately $133 thousand of standby letters of credit expire within one year, and $2.3 million expire thereafter.

The reserve for unfunded commitments, which is included in other liabilities on the Consolidated Balance Sheets, was $695 thousand at December 31, 2015 and 2014. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amount of commitments, loss experience, and economic conditions. During the years ended December 31, 2015 and 2014, we made no additional provision to the reserve for unfunded commitments. When necessary, the provision expense is recorded in other noninterest expense in the Consolidated Statements of Operations.

Legal Proceedings – We are involved in various pending and threatened legal actions arising in the ordinary course of business. We maintain reserves for losses from legal actions, which are both probable and estimable. In our opinion, the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

Concentrations of Credit Risk – We grant real estate construction, commercial, and installment loans to customers throughout northern California. In our judgment, a concentration exists in real estate-related loans, which represented approximately 74% and 72% of our gross loan portfolio at December 31, 2015 and December 31, 2014, respectively.

Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in our principal market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

We recognize the credit risks inherent in dealing with other depository institutions. Accordingly, to prevent excessive exposure to other depository institutions in aggregate or to any single correspondent, we have established general standards for selecting correspondent banks as well as internal limits for allowable exposure to other depository institutions in aggregate or to any single correspondent. In addition, we have an investment policy that sets forth limitations that apply to all investments with respect to credit rating and concentrations with an issuer.

NOTE 16. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Profit sharing plan – In 1985, we adopted a profit sharing 401(k) plan for eligible employees to be funded out of the earnings of the Company. The employees’ contributions are limited to the maximum amount allowable under IRS Section 402(G). The Company’s contributions include a matching contribution of 100% of the first 3% of salary deferred and 50% of the next 2% of salary deferred. Discretionary contributions are also permitted. We made matching contributions aggregating $396 thousand, $368 thousand, and $317 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. No discretionary contributions were made over the three year reporting period.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Salary continuation plan – In April 2001, the Board of Directors approved the implementation of the Supplemental Executive Retirement Plan (SERP), which is a non-qualified executive benefit plan in which we agree to pay certain executives covered by the SERP plan additional benefits in the future in return for continued satisfactory performance by the executives.

Benefits under the salary continuation plan include a benefit generally payable commencing upon a designated retirement date for a fixed period of ten to twenty years, disability or termination of employment, and a death benefit for the participants designated beneficiaries. Whole life insurance policies were purchased as an investment to provide for our contractual obligation to pay pre-retirement death benefits and to recover our cost of providing benefits. The executive is the insured under the policy, while we are the owner and beneficiary.

The assets of the SERP, under Internal Revenue Service Regulations, are our property and are available to our general creditors. The insured executive has no claim on the insurance policy, its cash value or the proceeds thereof.

The retirement benefit is derived from accruals to a benefit account during the participant’s employment. Compensation expense under the salary continuation plan totaled $726 thousand, $741 thousand, and $121 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 2014 and 2013, the vested benefit payable was $3.5 million, $3.3 million, and $3.0 million, respectively.

Retired employee deferred compensation – Effective April 1, 1990, the Board of Directors approved an Employee Deferred Compensation plan for two executives, which is a non-qualified plan in which the selected employees elected to defer part of their compensation to be payable to the employee upon retirement over a period not to exceed fifteen years. Interest on retired employees deferred compensation is fixed at 10% per the plan. Participants in this plan have since retired and funds are being disbursed. As of December 31, 2015, 2014 and 2013, the vested benefit payable was $33 thousand, $125 thousand and $213 thousand, respectively.

Directors deferred fee compensation – On December 19, 2013, the board of directors adopted a Directors Deferred Compensation Plan (the “2013 Plan”) to replace the Directors Deferred Compensation Plan dated January 1, 1993 as amended April 1, 2009 (the “1993 Plan”). Both plans allow the eligible director to voluntarily elect to defer some or all of his or her current fees in exchange for our promise to pay a deferred benefit. The deferred fees are credited with interest and the accrued liability is paid to the director at retirement. The interest rate in the new plan is equal to the Bloomberg 20-year Investment Grade Financial Institutions Index (IGFII) rate (or a similar reference rate we select if that rate is not published) in effect on the interest accrual date, plus two percent (2)%. The 2013 Plan is only available to independent directors and, as a nonqualified deferred compensation plan, is not subject to nondiscrimination requirements applicable to qualified plans. No deferred compensation is payable to a director until the death, disability, unforeseeable emergency or separation from service, whereupon all such compensation, together with interest thereon shall be provided to such director, or his beneficiary within thirty (30) days. The director may designate payments to be made in a lump sum or in monthly installments. The monthly installment period under the 1993 Plan is 180 months; under the 2013 Plan Directors can elect to receive equal monthly payments over a period not to exceed 120 months. Each Director can defer compensation until their balance in both plans reaches $500 thousand.

Although deferrals under the 1993 Plan have ceased; the Plan will remain in effect for all amounts previously deferred in the plan. Under the 1993 Plan, at retirement, Directors are granted the option of continuing to accrue interest on deferred payments at a variable rate of prime plus 3.25% or a fixed rate of 10%.

Deferred compensation expense totaled $274 thousand, $254 thousand, and $229 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, 2014 and 2013, the vested benefit payable was $3.7 million, $3.6 million, and $3.4 million, respectively.

NOTE 17. FEDERAL FUNDS PURCHASED AND LINES OF CREDIT

At December 31, 2015 and 2014, we had no outstanding federal funds purchased balances. The Bank had available lines of credit with the Federal Home Loan Bank of San Francisco totaling $229.5 million (excluding $75.0 million of outstanding borrowings) at December 31, 2015. At December 31, 2015, the Bank had available lines of credit with the Federal Reserve totaling $21.6 million subject to certain collateral requirements, namely the amount of certain pledged loans.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Bank had nonbinding federal funds line of credit agreements with three financial institutions totaling $40.0 million at December 31, 2015. The lines of credit had interest rates ranging from 0.55% to 1.37% at December 31, 2015. Availability of the lines is subject to federal funds balances available for loan, continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

NOTE 18. SHAREHOLDERS’ EQUITY

On December 11, 2015, the Holding Company completed the redemption of all of the outstanding shares of the Holding Company’s preferred stock designated as Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), held by the US Treasury Department under the Small Business Lending Fund Program. The Holding Company paid $20.0 million to redeem the Series B Preferred Stock plus $39 thousand in accrued but unpaid dividends. The Holding Company exercised its optional redemption rights pursuant to the terms of the Securities Agreement. As a result of the SBLF Redemption, the Holding Company’s obligations under the Securities Agreement are terminated. The Holding Company funded the SBLF Redemption using the net proceeds from (i) its issuance and sale of $10.0 million in aggregate principal amount of its 6.88% Fixed to Floating rate Subordinated Notes due 2025 and (ii) the $10.0 million dollar loan provided to the Holding Company pursuant to the Loan Agreement, dated as of December 10, 2015 between the Holding Company and NexBank SSB.

The Holding Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced in 2014 and 2,000,000 common shares under two separate plans announced in 2013.

Stock Plans – The 2008 Stock Option Plan was approved by the Holding Company’s shareholders on May 20, 2008 and amended by the 2010 Equity Incentive Plan (“the Plan”) which was approved by the Holding Company’s shareholders on May 15, 2010. The amended Plan provides for awards in the form of equity awards including stock options, restricted stock and restricted stock units which may constitute incentive stock options (“Incentive Options”) under Section 422(a) of the Internal Revenue Code of 1986, as amended, or non-statutory stock options to key personnel of the Company, including directors. The Plan provides that Incentive Options and non-statutory stock options under the Plan may not be granted at less than 100% of fair market value of the Holding Company’s common stock on the date of the grant. Generally, all options under the plan will vest at 20% per year from the date of the grant. Vesting may be accelerated in case of an option holder’s death, disability, and retirement or in case of a change of control.

For the years ended December 31, 2015, 2014 and 2013, stock option compensation expense was $42 thousand, $54 thousand, and $29 thousand, respectively. At December 31, 2015, 2014 and 2013, there were $55 thousand, $72 thousand, and $53 thousand, respectively, of total unrecognized compensation costs related to non-vested stock option payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of two years.

Activity in stock-based compensation plan

The following table summarizes information about stock option activity for the years ended December 31, 2015, 2014 and 2013.

		Weighted		Weighted
		Average	Aggregate	Average
	Number	Exercise	Intrinsic	Remaining
	of Shares	Price	Value	Contractual Term
Options outstanding December 31, 2013	265,437	$6.23	$255,121	5.90
Granted	49,900	$6.35	$40	9.33
Exercised	(5,700)	$3.72	$13,159	7.11
Forfeited	(53,537)	$9.67	$—	1.09
Options outstanding December 31, 2014	256,100	$5.59	$274,297	6.58
Granted	20,000	$5.83	$—	9.05
Exercised	(38,500)	$4.05	$59,494	6.17
Forfeited	(3,500)	$11.59	$—	—
Options outstanding December 31, 2015	234,100	$5.77	$319,483	5.87

Exercisable at December 31, 2015	163,040	$5.91	$233,113	5.04

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2015, 495 thousand common shares were available for future grants under the Plan. As of December 31, 2015, 2014 and 2013, 163 thousand shares, 168 thousand shares, and 164 thousand shares, respectively, were available to be exercised. The grant date fair value per share of the 2015, 2014 and 2013 stock option awards was $1.33, $1.45 and $1.66, respectively.

For the years ended December 31, 2015, 2014 and 2013, restricted stock compensation expense was $89 thousand, $6 thousand, and $6 thousand, respectively. At December 31, 2015, 2014 and 2013, there were $181 thousand, $17 thousand, and $23 thousand, respectively, of total unrecognized compensation costs related to non-vested restricted stock payments. The unrecognized compensation costs are expected to be recognized over a weighted average period of three years.

The following table summarizes information about unvested restricted shares and restricted shares granted for the years ended December 31, 2015, 2014 and 2013.

		Weighted		Weighted
		Average	Aggregate	Average
	Number	Grant	Intrinsic	Remaining
	of Shares	Price	Value	Contractual Term
Unvested restricted shares December 31, 2013	4,000	$5.81	$22,480	3.93
Vested	(1,000)	$5.81	$5,810	2.93
Unvested restricted shares December 31, 2014	3,000	$5.81	$17,880	2.93
Granted	53,831	$5.90	$242,125	2.25
Vested	(14,155)	$5.84	$81,182	1.45
Unvested restricted shares December 31, 2015	42,676	$5.95	$285,076	2.49

Restricted shares vest over a three to five year service period. Unvested restricted shares have no dividend or voting rights.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the components of accumulated other comprehensive income (loss) and the ending balances at December 31, 2015, 2014, and 2013, respectively.

	Unrealized	Unrealized	Accumulated Other
	Gains (Losses)	(Losses)	Comprehensive
(Amounts in thousands)	On Securities	On Derivatives	(Loss)
Accumulated other comprehensive (loss) as of December 31, 2013	$(1,810)	$(582)	$(2,392)
Accumulated other comprehensive (loss) as of December 31, 2014	$1,810	$(1,897)	$(87)
Accumulated other comprehensive (loss) as of December 31, 2015	$1,142	(1,396)	$(254)

Accumulated other comprehensive (loss) in the table above is reported net of related tax effects. Detailed information on the tax effects of the individual components of comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

NOTE 20. REGULATORY CAPITAL

The Holding Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on our Consolidated Financial Statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

On July 2, 2013, the federal banking agencies substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. Effective January 1, 2015 the new rules create “Tier 1 Common Equity,” a new measure of regulatory capital closer to pure tangible common equity than the present Tier 1 definition; The required minimum risk-based capital ratio for Tier 1 Common Equity is 4.5 percent and with a 2.5 percent capital conservation buffer.

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

The capital amounts and the Bank’s prompt corrective action classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy, require the Company and the Bank to maintain minimum amounts and ratios set forth in the following table as defined in the regulations. Management believes as of December 31, 2015 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital rating category. The Holding Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015:
Company
Common equity tier 1 capital ratio	$90,743	10.06%	$40,587	4.50%	n/a	n/a
Tier 1 capital ratio	$100,694	11.16%	$54,117	6.00%	n/a	n/a
Total capital ratio	$121,976	13.52%	$72,155	8.00%	n/a	n/a
Tier 1 leverage ratio	$100,694	10.03%	$40,159	4.00%	n/a	n/a
Bank
Common equity tier 1 capital ratio	$119,980	13.31%	$40,570	4.50%	$58,601	6.50%
Tier 1 capital ratio	$119,980	13.31%	$54,094	6.00%	$72,125	8.00%
Total capital ratio	$131,257	14.56%	$72,125	8.00%	$90,156	10.00%
Tier 1 leverage ratio	$119,980	11.98%	$40,067	4.00%	$50,084	5.00%

At December 31, 2014:
Company
Tier 1 capital ratio	$113,963	13.91%	$32,764	4.00%	n/a	n/a
Total capital ratio	$124,217	15.16%	$65,529	8.00%	n/a	n/a
Tier 1 leverage ratio	$113,963	11.59%	$39,328	4.00%	n/a	n/a
Bank
Tier 1 capital ratio	$113,640	13.89%	$32,734	4.00%	$49,101	8.00%
Total capital ratio	$123,885	15.14%	$65,469	8.00%	$81,836	10.00%
Tier 1 leverage ratio	$113,640	11.57%	$39,279	4.00%	$49,098	5.00%

The principal source of cash for the Holding Company is dividends from the Bank. Dividends from the Bank to the Holding Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period. With the approval of the CDBO, the dividend restriction can be expanded to the greatest of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. Also with the prior approval of the CDBO and the shareholders of the Bank, the Bank may make a distribution to its shareholders, as a reduction in capital of the Bank.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of January 1, 2015, the Bank was required to obtain regulatory approval from the CDBO for a dividend or other distribution to the Holding Company and was granted permission by the CDBO to make four dividend payments, one for each calendar quarter of 2015. As of January 1, 2016, the California Financial Code requires the Bank to obtain regulatory approval for any one dividend or other distribution to the Company exceeding $387 thousand. During 2016, management does not anticipate needing to obtain prior regulatory approval from the CDBO.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10% of the Bank’s Tier 1 and Tier 2 capital.

NOTE 21. DERIVATIVES

We use derivatives to hedge the risk of changes in market interest rates to limit the impact on earnings and cash flows relating to specific groups of assets and liabilities. Presently, we utilize interest rate swaps (the “hedging instrument”) with other major financial institutions (counterparties) to hedge interest expenses associated with certain Federal Home Loan Bank of San Francisco borrowings (the “hedged instrument”). We do not use derivative instruments for trading or speculative purposes.

For derivative financial instruments accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which the effectiveness of the hedge will be assessed. We formally assess both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposures. Any ineffective portion of the changes in cash flow of the instruments is recognized immediately into earnings.

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with ASC 815, we designated our interest rate swaps as cash flow hedges of certain active and forecasted variable rate Federal Home Loan Bank of San Francisco advances. Changes in the fair value of the hedging instrument, except any ineffective portion, are recorded in accumulated other comprehensive income until earnings are impacted by the hedged instrument. No components of our hedging instruments are excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. We discontinue the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were in accumulated other comprehensive income are recognized immediately in earnings.

During June 2014, we concluded that certain forecasted Federal Home Loan Bank of San Francisco advances were no longer probable. The forward starting interest rate swaps that were in place to hedge the forecasted advances were terminated and gains of $952 thousand in accumulated other comprehensive income were immediately recognized in earnings.

At December 31, 2015, we have one active interest rate swap, and one forward starting interest rate swap to hedge interest rate risk associated with current and forecasted variable rate Federal Home Loan Bank of San Francisco advances. The hedge strategy converts LIBOR based variable rate of interest on active and forecasted Federal Home Loan Bank of San Francisco advances to fixed interest rates.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes our interest rate swap contracts with counterparties outstanding at December 31, 2015. The interest rate swap contracts are made with a single issuer and include the right of offset.

(Amounts in thousands)
Description	We Pay Fixed	We Receive Variable (1)	Notional Amount	Effective Date	Maturity Date
Interest rate swap - active #1	2.64%	0.33%	$75,000	August 3, 2015	August 1, 2016
Forward starting interest rate swap #2	3.22%	Variable	$75,000	August 1, 2016	August 1, 2017

(1) Rate floats to three month LIBOR payable quarterly on February 1, May 1, August 1, and November 1.

The following table lists the active and forward starting interest rate swap derivatives separately by asset (gains) and liabilities (losses), and the fair value of such derivatives at December 31, 2015, and December 31, 2014.

(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		December 31,		December 31,
Description	Balance Sheet Location	2015	2014	2015	2014
Interest rate swap - matured	Cash flow hedge	$—	$—	$—	$880
Interest rate swap - active #1	Cash flow hedge	—	—	869	1,298
Forward starting interest rate swaps #2	Cash flow hedge	—	—	1,500	1,046
Total		$—	$—	$2,369	$3,224

The following table summarizes the gains (losses) recorded during the years ended December 31, 2015, 2014 and 2013 and their locations within the Consolidated Statements of Operations.

(Amounts in thousands)		December 31,
Description	Consolidated Statement of Operations Location	2015	2014	2013
Interest rate swap (1)	Interest on term debt	$(1,435)	$—	$—
Forward starting interest rate swap (2)	Interest on term debt	—	283	600
Forward starting interest rate swaps (3)	Other noninterest income (expense)	—	1,617	(503)
Total		$(1,435)	$1,900	$97

(1) Loss represents tax effected amounts reclassified from accumulated other comprehensive income pertaining to net settlement recorded during the period on active interest rate swaps.
(2) Gains represent tax effected amounts reclassified from accumulated other comprehensive income pertaining to the terminated forward starting interest rate swap.
(3) Gains represent tax effected amounts reclassified from accumulated other comprehensive income immediately upon cancellation of forecasted Federal Home Loan Bank of San Francisco borrowings.

The following table summarizes the gains and (losses) on all derivative instruments (active and forward starting) designated as cash flow hedges recorded in accumulated other comprehensive income and reclassified into earnings during the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	December 31,
Description	2015	2014	2013
Interest rate swaps	$(843)	$1,118	$57

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

(Amounts in thousands)	Interest Rate Shock
Description	Flat	+100bp	+200bp
Reclassifications from accumulated other comprehensive income	$1,127	$685	$244

The following table summarizes the derivatives that have a right of offset as of December 31, 2015 and December 31, 2014.

			Gross Amounts Not Offset In The Consolidated Balance Sheets
(Amounts in thousands)	Gross Amounts of Recognized Assets / (Liabilities)	Gross Amounts Offset In The Consolidated Balance Sheets	Net Amounts of Assets / (Liabilities) Presented In The Consolidated Balance Sheets	Collateral Posted	Net Amount
December 31, 2015
Derivative Liabilities
Interest rate swaps	$(2,369)	$—	$(2,369)	$4,008	$1,639

December 31, 2014
Derivative Liabilities
Interest rate swaps	$(3,224)	$—	$(3,224)	$3,533	$309

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

The contracts with the derivative counterparties contain a provision where if we fail to maintain our status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. Similarly, we could be required to settle our obligations under certain of our agreements if specific regulatory events occur, such as if we were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels.

We were required to post collateral against the obligations of $2.4 million at December 31, 2015. Accordingly, we pledged three mortgage backed securities with an aggregate par value of $3.8 million and an aggregate fair value of $4.0 million.

NOTE 22. FAIR VALUES

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering our entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents estimated fair values of our financial instruments as of December 31, 2015 and 2014, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

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

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2015	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$51,192	$51,192	$—	$—	$51,192
Securities available-for-sale	$159,030	$—	$159,030	$—	$159,030
Securities held-to-maturity	$35,899	$—	$36,645	$—	$36,645
Net loans	$706,329	$—	$—	$711,528	$711,528
Federal Home Loan Bank of San Francisco stock	$4,465	$4,465	$—	$—	$4,465
Financial liabilities
Deposits	$803,735	$—	$804,490	$—	$804,490
Term Debt	$94,694	$—	$94,694	$—	$94,694
Junior subordinated debenture	$10,310	$—	$5,402	$—	$5,402
Derivatives	$2,369	$—	$2,369	$—	$2,369

(Amounts in thousands)	Carrying	Fair Value Measurements Using
December 31, 2014	Amounts	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$58,422	$58,422	$—	$—	$58,422
Securities available-for-sale	$186,986	$2,571	$184,415	$—	$186,986
Securities held-to-maturity	$36,806	$—	$37,118	$—	$37,118
Net loans	$650,235	$—	$—	$661,126	$661,126
Federal Home Loan Bank of San Francisco stock	$5,728	$5,728	$—	$—	$5,728
Financial liabilities
Deposits	$789,035	$—	$790,068	$—	$790,068
Term Debt	$75,000	$—	$75,000	$—	$75,000
Junior subordinated debenture	$10,310	$—	$4,932	$—	$4,932
Derivatives	$3,224	$—	$3,224	$—	$3,224

Fair Value Hierarchy

Level 1 valuations utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

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

We maximize the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practical to estimate that value:

Cash and cash equivalents – The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents are a reasonable estimate of fair value. The carrying amount is a reasonable estimate of fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, we believe the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

Net Loans – For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on specific risk adjusted spreads to the U.S. Treasury Yield Curve, with the rate determined based on the timing of the cash flows. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Given that there are commercial loans with specific terms that are not readily available; we believe the fair value of loans is derived from Level 3 inputs.

Federal Home Loan Bank of San Francisco stock – The carrying value of Federal Home Loan Bank of San Francisco stock approximates fair value as the shares can only be redeemed by the issuing institution at par. We measure the fair value of Federal Home Loan Bank of San Francisco stock using Level 1 inputs.

Deposits – We measure fair value of maturing deposits using Level 2 inputs. The fair values of deposits were derived by discounting their expected future cash flows based on the Federal Home Loan Bank of San Francisco yield curves, and maturities. We obtained Federal Home Loan Bank of San Francisco yield curve rates as of the measurement date, and believe these inputs fall under Level 2 of the fair value hierarchy. Deposits with no defined maturities, the fair values are the amounts payable on demand at the respective reporting date.

Term Debt – For variable rate term debt, the carrying value approximates fair value. The fair value of fixed rate term debt is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debt would be issued with similar credit ratings as ours and similar remaining maturities. We measure the fair value of term debt using Level 2 inputs.

Junior subordinated debenture – The fair value of the subordinated debenture is estimated by discounting the future cash flows using market rates at the reporting date, of which similar debentures would be issued with similar credit ratings as ours and similar remaining maturities. At December 31, 2015, future cash flows were discounted at 5.51%. We measure the fair value of subordinated debentures using Level 2 inputs.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale securities and derivatives are recorded at fair value on a recurring basis. From time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans and certain other assets including OREO. These nonrecurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual assets.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, as of December 31, 2015 and December 31, 2014.

(Amounts in thousands)	Fair Value at December 31, 2015
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$3,943	$—	$3,943	$—
Obligations of states and political subdivisions	61,104	—	61,104	—
Residential mortgage backed securities and collateralized mortgage obligations	32,137	—	32,137	—
Corporate securities	33,778	—	33,778	—
Commercial mortgage backed securities	12,769	—	12,769	—
Other investment securities (1)	15,299	—	15,299	—
Total assets measured at fair value	$159,030	$—	$159,030	$—
Derivatives – interest rate swaps	$2,369	$—	$2,369	$—
Total liabilities measured at fair value	$2,369	$—	$2,369	$—

(Amounts in thousands)	Fair Value at December 31, 2014
Recurring Basis	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. government and agencies	$6,393	$—	$6,393	$—
Obligations of states and political subdivisions	54,363	—	54,363	—
Residential mortgage backed securities and collateralized mortgage obligations	47,015	—	47,015	—
Corporate securities	37,734	1,467	36,267	—
Commercial mortgage backed securities	10,389	1,104	9,285	—
Other investment securities (1)	31,092	—	31,092	—
Total assets measured at fair value	$186,986	$2,571	$184,415	$—
Derivatives – interest rate swaps	$3,224	$—	$3,224	$—
Total liabilities measured at fair value	$3,224	$—	$3,224	$—

(1) Principally consists of residential mortgage backed securities issued by both by governmental and nongovernmental agencies, and SBA pool securities.

Recurring Items

Debt Securities – The available-for-sale securities amount in the recurring fair value table above represents securities that have been adjusted to their estimated fair values. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things. We have determined that the source of these fair values falls within Level 2 of the fair value hierarchy.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Forward starting interest rate swaps – The valuation of our interest rate swaps was obtained from third party pricing services. The fair values of the interest rate swaps were determined by using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis was based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. We have determined that the source of these derivatives’ fair values falls within Level 2 of the fair value hierarchy.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents information about our assets and liabilities at December 31, 2015 and 2014 measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. The amounts disclosed below present the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair values as of the date reported upon.

(Amounts in thousands)	Fair Value at December 31, 2015
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$707	$—	$—	$707
Other real estate owned	743	—	—	743
Total assets measured at fair value	$1,450	$—	$—	$1,450

(Amounts in thousands)	Fair Value at December 31, 2014
Nonrecurring basis	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$10,319	$—	$—	$10,319
Other real estate owned	166	—	—	166
Total assets measured at fair value	$10,485	$—	$—	$10,485

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	December 31,
Fair value adjustments	2015	2014	2013
Collateral dependent impaired loans	$476	$2,216	$745
Other real estate owned	197	42	—
Total	$673	$2,258	$745

For the year ended December 31, 2015, collateral dependent impaired loans with a carrying amount of $1.2 million were written down to their fair value of $707 thousand resulting in a $476 thousand adjustment to the ALLL.

For the year ended December 31, 2015, eight properties are included in the OREO balance with an aggregate carrying value of $940 thousand that were written down to fair value of $743 thousand, resulting in a $197 thousand adjustment to ALLL.

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

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The loss represents charge offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged off is zero. When the fair value of the collateral is based on a current appraised value, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

The OREO amount above represents impaired real estate that has been adjusted to fair value during the respective reporting period. The loss represents impairments on OREO for fair value adjustments based on the fair value of the real estate. The determination of fair value is based on recent appraisals of the foreclosed properties, which take into account recent sales prices adjusted for unobservable inputs, such as opinions provided by local real estate brokers and other real estate experts. We record OREO as a nonrecurring Level 3.

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 23. INCOME TAXES

The following table presents components of income tax expense included in the Consolidated Statements of Operations for the years ended December 31, for each of the past three years.

(Amounts in thousands)	Current	Deferred	Total
Year ended December 31, 2015:
Federal	$1,183	$509	$1,692
State	981	75	1,056
Affordable housing partnership amortization	714	—	714
	$2,878	$584	$3,462
Year ended December 31, 2014:
Federal	$617	$(414)	$203
State	391	83	474
Affordable housing partnership amortization	903	—	903
	$1,911	$(331)	$1,580
Year ended December 31, 2013:
Federal	$4,107	$(809)	$3,298
State	1,422	(321)	1,101
Affordable housing partnership amortization	452	—	452
Total	$5,981	$(1,130)	$4,851

Our effective tax rate is derived from provision for income taxes divided by income before provision for income taxes. Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents a reconciliation of income taxes computed at the federal statutory rate to the actual effective rate for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Income tax at the federal statutory rate	34.00%	34.00%	34.00%
Return to provision adjustment for 2012 taxable gain on sale of subsidiary	—%	—%	6.34%
State franchise tax, net of federal tax benefit	5.79%	4.89%	5.89%
Amortization of affordable housing credit partnerships	5.91%	11.04%	2.27%
Officer life insurance	(1.81)%	(3.34)%	(1.47)%
Affordable housing credits	(6.42)%	(11.67)%	(1.80)%
Tax-exempt interest	(8.02)%	(13.46)%	(7.02)%
Other	(0.71)%	0.16%	(0.27)%
Effective Tax Rate	28.74%	21.62%	37.94%

While pre-tax income increased during 2015, our anticipated tax credits (from qualified low income housing investments) and tax exempt income (from municipal bonds and BOLI) have not increased. As these items comprise an ever decreasing percentage of pre-tax income, the Company’s income tax provision as a percent of pre-tax income increases.

During 2014, we experienced a significant decline in the effective tax rate. During 2014, tax exempt interest derived from the Company's municipal securities portfolio represented a significant portion of the Company’s pre-tax income. Furthermore, we benefited from tax credits derived from investments in affordable housing partnerships.

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset as of December 31, 2015 and 2014.

(Amounts in thousands)	2015	2014
Deferred tax assets:
Loan and lease loss reserves	$4,601	$4,865
Deferred compensation	3,293	3,590
Unrealized losses other comprehensive income	973	1,327
OREO accrued selling costs	—	1,179
Non accrued interest	349	360
State franchise taxes	428	184
Federal tax credits	684	747
Other	1,639	644
Total deferred tax assets	11,967	12,896

Deferred tax liabilities:
Deferred state taxes	—	(856)
Deferred loan origination costs	(675)	(427)
Unrealized gains other comprehensive income	(789)	(1,256)
Basis difference in fixed assets	(371)	(70)
Other	(372)	(56)
Total deferred tax liabilities	(2,207)	(2,665)

Net deferred tax asset	$9,760	$10,231

We have determined that we are not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets of $12.0 million and $12.9 million at December 31, 2015 and 2014, will be realized principally through future reversals of existing taxable temporary differences. We further believe that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through the reversal of future temporary taxable differences.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2015 we expect to carryforward the following tax credits:

●	Qualified Affordable Housing Partnership credits of $81 thousand which will expire in 2035;

●	Qualified Zone Academy Bond tax credits of $159 thousand with no expiration and

●	Alternative minimum tax credits of $443 thousand with no expiration.

See Note 24 Qualified Affordable Housing Partnership Investments in these Notes to Consolidated Financial Statements, for further details on our affordable housing project investments.

Additionally, we have no unrecognized tax benefits at December 31, 2015 and 2014. We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, we are no longer subject to tax examination by tax authorities for years prior to fiscal year 2012 for federal tax returns and fiscal year 2011 for state and local tax returns.

NOTE 24. QUALIFIED AFFORDABLE HOUSING PARTNERSHIP INVESTMENTS

Our investment in Qualified Affordable Housing Partnerships that generate Low Income Housing Tax Credits (“LIHTC”) at December 31, 2015 was $4.8 million. These investments are recorded in other assets with a corresponding funding obligation of $1.2 million recorded in other liabilities. We have invested in four separate LIHTC partnerships which provide the Company with CRA credit. Additionally, the investments in LIHTC partnerships provide us with tax credits and with operating loss tax benefits over an approximately 18 year period. None of the original investments will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investments we made and provide returns on the investments of between 4% and 7%. The investments in LIHTC partnerships are being accounted for using the proportional amortization method, under which we amortize the initial cost of an investment in proportion to the amount of the tax credits and other tax benefits received, and recognize the net investment performance in the Consolidated Statements of Operations as a component of income tax expense.

The following table presents our original investment in LIHTC partnerships, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2015 and December 31, 2014. In addition, the table reflects the tax credits and tax benefits, amortization of the investment and the net impact to our income tax provision for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2015	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,553	$406	$226	$184	$42
WNC Institutional Tax Credit Fund 38, L.P.	1,000	797	166	126	93	33
Merritt Community Capital Corporation Fund XV, L.P.	2,500	1,820	610	278	230	48
California Affordable Housing Fund	2,454	645	—	207	207	—
Total – investments in qualified affordable housing partnerships	$7,954	$4,815	$1,182	$837	$714	$123

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands)	Original	Current	Unfunded	Tax Credits	Amortization	Net
Qualified Affordable Housing Partnerships at	Investment	Recorded	Liability	and	of	Income Tax
December 31, 2014	Value	Investment	Obligation	Benefits (1)	Investments (2)	Benefit
Raymond James California Housing Opportunities Fund II	$2,000	$1,846	$736	$160	$154	$31
WNC Institutional Tax Credit Fund 38, L.P.	1,000	888	314	105	112	26
Merritt Community Capital Corporation Fund XV, L.P.	2,500	2,050	1,374	340	450	58
California Affordable Housing Fund	2,454	852	—	209	187	22
Total – investments in qualified affordable housing partnerships	$7,954	$5,636	$2,424	$814	$903	$137

(1) The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing partnerships operating loss for the year.

(2)This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing partnerships.

The following table presents our generated tax credits and tax benefits from investments in qualified affordable housing projects for the years ended December 31, 2015 and 2014.

	For the Years Ended December 31,
	2015		2014		2013
(Amounts in thousands)	Generated	Tax Benefits from	Generated	Tax Benefits from	Generated	Tax Benefits from
Qualified Affordable Housing Partnerships	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses	Tax Credits	Taxable Losses
Raymond James California Housing Opportunities Fund II	$173	$53	$115	$45	$25	$5
WNC Institutional Tax Credit Fund 38, L.P.	99	27	84	21	40	6
Merritt Community Capital Corporation Fund XV, L.P.	218	60	265	75	161	42
California Affordable Housing Fund	158	49	158	51	—	—
Total	$648	$189	$622	$192	226	$53

The tax credits and benefits were partially offset by the amortization of the principal investment balances of $714 thousand, $903 thousand and $452 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the anticipated net income tax benefit at December 31, 2015, that we expect to recognize over the remaining life of the investments.

	Raymond James	WNC Institutional	Merritt Community	California	Total Net
(Amounts in thousands)	California Housing	Tax Credit	Capital Corporation	Affordable Housing	Income Tax
Qualified Affordable Housing Partnerships	Opportunities Fund II	Fund 38, L.P.	Fund XV, L.P	Fund	Benefit
Anticipated net income tax benefit less amortization of investments:
2016	$46	$35	$47	$1	$129
2017	46	35	45	—	126
2018	45	35	45	—	125
2019	45	30	44	—	119
2020 and thereafter	218	128	194	1	541
Total	$400	$263	$375	$2	$1,040

NOTE 25. ACQUISITION

On October 28, 2015, we announced the execution of a definitive agreement to purchase five northern California branches from Bank of America, National Association (the “Branch Acquisition”) which will close on March 11, 2016. Upon completion of the Branch Acquisition, we expect to acquire approximately $160.0 million of deposits and $4.0 million of premises and equipment. We agreed to pay an amount equal to 2.83% of the average daily closing balance (including accrued interest) of the deposits for the thirty (30) calendar day period prior to the closing date. The branches being acquired are located in Colusa, Corning, Orland, Willows, and Yreka. The 2015 fourth quarter earnings include $347 thousand of branch acquisition costs.

NOTE 26. EARNINGS PER COMMON SHARE

The following table presents a computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands, except per share information)
Earnings Per Share	2015	2014	2013
Numerators:
Net income	$8,586	$5,727	$7,935
Less:
Preferred stock extinguishment costs	102	-	-
Preferred stock dividends	189	200	200
Net income available to common shareholders	$8,295	$5,527	$7,735
Denominators:
Weighted average number of common shares outstanding - basic	13,331	13,475	14,940
Effect of potentially dilutive common shares (1)	34	45	24
Weighted average number of common shares outstanding - diluted	13,365	13,520	14,964
Earnings per common share:
Basic	$0.62	$0.41	$0.52
Diluted	$0.62	$0.41	$0.52
Anti-dilutive options not included in earnings per share calculation	161,376	104,200	115,837

(1) Represents the effects of the assumed exercise of stock options and vesting of non-participating restricted shares.

The Holding Company authorized, repurchased and subsequently retired 700,000 common shares under a plan announced in 2014 and 2,000,000 common shares under two separate plans announced in 2013. As such, the weighted average number of dilutive common shares outstanding decreased by 154,986, 1,443,826 and 1,404,165 during the years ended December 31, 2015, 2014 and 2013, respectively.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 27. RELATED PARTY TRANSACTIONS

Some of the directors, and executive officers (and their associated or affiliated companies) were customers of and had banking transactions with us in the ordinary course of our business and we expect to have such transactions in the future. All deposits, loans and commitments to fund loans included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	2015	2014
Balance at beginning of year	$13,654	$10,961
New loan additions	916	2,962
Advances on existing lines of credit	19,643	19,628
Principal repayments	(20,487)	(21,252)
Reclassifications (1)	(19)	1,355
Balance at end of year	$13,707	$13,654
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2015 and 2014, deposits of related parties amounted to $4.1 million and $3.5 million, respectively. As of December 31, 2015 and 2014, there were no related party loans which were past due or adversely classified. At December 31, 2015 and 2014 there was $8.4 million, and $7.1 million, respectively, in outstanding loan commitments to related parties. In our opinion, these transactions did not involve more than a normal risk of collectability or present other unfavorable terms.

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 28. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Balance Sheets

Year ended December 31,

(Amounts in thousands)	2015	2014
Assets:
Cash	$985	$335
Investment in:
Bank subsidiary	119,807	113,280
Nonbank subsidiary	310	310
Other assets	66	436
Total Assets	$121,168	$114,361

Liabilities and shareholders' equity:
Term debt:
Senior debt, net	$9,902	$—
Subordinated debt, net	9,792	—
Junior subordinated debentures	10,310	10,310
Other liabilities	642	449
Total liabilities	30,646	10,759
Shareholders’ equity	90,522	103,602
Total liabilities and shareholders’ equity	$121,168	$114,361

Condensed Statements of Operations

Year Ended December 31,

(Amounts in thousands)	2015	2014	2013
Income:
Other income	$6	$482	$257
Dividends from subsidiaries	2,850	10,100	12,224
Total income	2,856	10,582	12,481
Expenses:
Management fees paid to subsidiaries	229	208	254
Other expenses	604	2,082	678
Total expenses	833	2,290	932

Income before income taxes and equity in undistributed net income of subsidiaries	2,023	8,292	11,549
Income tax expense	1	1	1
Income before equity in undistributed net income of subsidiaries	2,022	8,291	11,548
Equity (deficit) in undistributed net income of subsidiaries	6,564	(2,564)	(3,613)
Net income	$8,586	$5,727	$7,935
Less: Preferred stock extinguishment costs	102	—	—
Less: Preferred dividends	189	200	200
Income available to common shareholders	$8,295	$5,527	$7,735

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Year Ended December 31,

(Amounts in thousands)	2015	2014	2013
Operating activities:
Net income	$8,586	$5,727	$7,935

Adjustments to reconcile net income to net cash provided by operating activities:
Compensation associated with stock options	1	1	1
Gain on termination of debt	—	(406)	—
(Deficit) equity in undistributed net income of subsidiaries	(6,564)	2,564	3,613
Decrease (increase) other assets	371	1,209	(257)
Increase (decrease) other liabilities	193	(11)	—
Net cash provided by operating activities	2,587	9,084	11,292

Investing activities:
Promissory note repayments	—	292	1,230
Proceeds from settlement of note to former mortgage subsidiary	—	686	—
Net cash provided by investing activities	—	978	1,230

Financial activities:
Advances of term debt	20,000	—	—
Repayment of term debt	(83)	—	—
Debt issuance costs paid net of amortization	(223)	—	—
Redemption of preferred stock	(20,000)	—	—
Preferred stock extinguishment costs	(33)	—	—
Cash dividends paid on preferred stock	(189)	(200)	(347)
Cash dividends paid on common stock	(1,601)	(1,626)	(2,112)
Proceeds from stock options exercised	156	23	17
Stock issued under employee/director purchase plan	36	66	—
Repayment of junior subordinated debentures	—	(4,629)	—
Repurchase of common stock	—	(4,562)	(10,614)
Net cash used in financing activities	(1,937)	(10,928)	(13,056)
Changes in cash and cash equivalents	650	(866)	(534)
Cash and cash equivalents, beginning of year	335	1,201	1,735
Cash and cash equivalents, end of year	$985	$335	$1,201

BANK OF COMMERCE HOLDINGS & SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables present the summary of results for the eight quarters ended December 31, 2015.

2015

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2015	2015	2015	2015	Quarters
Net interest income	$8,369	$8,595	$8,455	$8,351	$33,770
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	854	881	808	640	3,183
Noninterest expense	6,593	6,122	5,574	6,616	24,905
Income before provision for income tax	2,630	3,354	3,689	2,375	12,048
Provision for income tax	829	964	1,164	505	3,462
Net income	$1,801	$2,390	$2,525	$1,870	$8,586
Less: preferred stock accretion and extinguishment costs	—	—	—	102	102
Less: preferred dividend on preferred stock	50	50	50	39	189
Income available to common shareholders	$1,751	$2,340	$2,475	$1,729	$8,295
Earnings per share - basic	$0.13	$0.18	$0.18	$0.13	$0.62
Weighted average shares - basic	13,303	13,338	13,340	13,341	13,331
Earnings per share - diluted	$0.13	$0.18	$0.18	$0.13	$0.62
Weighted average shares - diluted	13,340	13,370	13,377	13,395	13,365

2014

	March 31,	June 30,	September 30,	December 31,	Four
(Amounts in thousands, except for share information)	2014	2014	2014	2014	Quarters
Net interest income	$8,173	$8,190	$7,948	$8,290	$32,601
Provision for loan and lease losses	—	1,450	1,050	675	3,175
Noninterest income	364	2,136	671	1,144	4,315
Noninterest expense	7,640	5,851	5,771	7,172	26,434
Income before provision for income tax	897	3,025	1,798	1,587	7,307
Provision for income tax	332	819	525	(96)	1,580
Net income	$565	$2,206	$1,273	$1,683	$5,727
Less: preferred dividend and accretion on preferred stock	50	50	50	50	200
Income available to common shareholders	$515	$2,156	$1,223	$1,633	$5,527
Earnings per share - basic	$0.04	$0.16	$0.09	$0.12	$0.41
Weighted average shares - basic	13,942	13,378	13,294	13,295	13,475
Earnings per share - diluted	$0.04	$0.16	$0.09	$0.12	$0.41
Weighted average shares - diluted	13,987	13,426	13,339	13,335	13,520

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

On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer (whom is also our Principal Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2015, our management, including our Chief Executive Officer, and Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report includes an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9b - Other Information

None to report.

Part III

Item 10 - Directors, Executive Officers And Corporate Governance

The response to this item is incorporated by reference to Bank of Commerce Holdings Proxy Statement for the 2016 Annual Meeting of shareholders (the “Proxy Statement”) under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Voting Securities and Ownership of Certain Beneficial Holders”, “Certain Relationships and Related Transactions and Director Independence”, and “Committees of the Board of Directors”.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-K	000-25135	3.1	3/9/2012
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998
4.2	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.3	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	1998 Stock Option Plan	10-12G	000-25135	10.3	12/4/1998
10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998
10.6*	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010
10.7*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan					X
10.8*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan					X
10.9*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan					X
10.10*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan					X
10.11*	Amended and Restated Employment Agreement with Randy S. Eslick, dated November 19, 2013	10-K	000-25135	10.9	3/11/2014
10.12*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014

10.13*	Employment Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.11	3/11/2014
10.14*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.15*	Employment Agreement with Robert J. O’Neil, dated December 17, 2013	10-K	000-25135	10.15	3/11/2014
10.16*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013	10-K	000-25135	10.16	3/11/2014
10.17*	Employment Agreement with Robert H. Muttera, dated December 17, 2013	10-K	000-25135	10.17	3/11/2014
10.18*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.19*	2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.19	3/11/2014
10.20*	Employment Agreement with James A. Sundquist dated December 1, 2014	10-K	000-25135	10.20	3/10/2015
10.21	Purchase and Assumption Agreement between Bank of America, National Association and Redding Bank of Commerce, dated October 28, 2015	8-K	000-25135	10.1	10/29/2015
10.22	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.23	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.24	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Executive Contract, Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2016.

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

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Randall S. Eslick	President and Chief Executive Officer	March 8, 2016

/s/ James A. Sundquist	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2016

/s/ Lyle L. Tullis	Chairman of the Board	March 8, 2016

/s/ David H. Scott	Director	March 8, 2016

/s/ Jon W. Halfhide	Director	March 8, 2016

/s/ Orin N. Bennett	Director	March 8, 2016

/s/ Gary R. Burks	Director	March 8, 2016

/s/ Joseph Q. Gibson	Director	March 8, 2016

/s/ Terence J. Street	Director	March 8, 2016

/s/ Linda J. Miles	Director	March 8, 2016

Exhibit Index

(Material Contracts Listed as 10.1 - 10.21)

Exhibit No.	Exhibit Description	Form	SEC File No.	Original Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-K	000-25135	3.1	3/9/2012
3.2	Amended and Restated Bylaws	8-K	000-25135	3.1	5/21/2015
4.1	Specimen Common Stock Certificate	10-12G	000-25135	4.1	12/4/1998
4.2	Promissory Note between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	4.1	12/14/2015
4.3	Form of 6.875% Fixed to Floating Rate Subordinated Note due December 10, 2025	8-K	000-25135	4.2	12/14/2015
10.1*	1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.7	12/4/1998
10.2*	Form of Deferred Compensation Agreement used in connection with 1993 Directors Deferred Compensation Plan	10-12G	000-25135	10.8	12/4/1998
10.3*	Amendments to the 1993 Deferred Compensation Plan	10-K	000-25135	10.8	3/11/2014
10.4*	1998 Stock Option Plan	10-12G	000-25135	10.3	12/4/1998
10.5*	Form of Incentive Stock Option Agreement used in connection with 1998 Stock Option Plan	10-12G	000-25135	10.4	12/4/1998
10.6*	2010 Equity Incentive Plan	DEF 14A	000-25135	Appendix D	4/12/2010
10.7*	Form of Stock Option Agreement used in connection with 2010 Equity Incentive Plan					X
10.8*	Form of Notice of Exercise of Stock Option used in connection with 2010 Equity Incentive Plan					X
10.9*	Form of Restricted Stock Agreement used in connection with 2010 Equity Incentive Plan					X
10.10*	Form of Stock Grant Agreement used in connection with 2010 Equity Incentive Plan					X
10.11*	Amended and Restated Employment Agreement with Randy S. Eslick, dated November 19, 2013	10-K	000-25135	10.9	3/11/2014
10.12*	Amended and Restated Salary Continuation Agreement with Randall S. Eslick, dated November 19, 2013	10-K	000-25135	10.10	3/11/2014
10.13*	Employment Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.11	3/11/2014
10.14*	Amended and Restated Salary Continuation Agreement with Samuel D. Jimenez, dated December 17, 2013	10-K	000-25135	10.12	3/11/2014
10.15*	Employment Agreement with Robert J. O’Neil, dated December 17, 2013	10-K	000-25135	10.15	3/11/2014

10.16*	Amended and Restated Salary Continuation Agreement with Robert J. O’Neil, dated December 17, 2013	10-K	000-25135	10.16	3/11/2014
10.17*	Employment Agreement with Robert H. Muttera, dated December 17, 2013	10-K	000-25135	10.17	3/11/2014
10.18*	Salary Continuation Agreement with Robert H. Muttera, dated January 17, 2014	10-K	000-25135	10.18	3/11/2014
10.19*	2013 Directors Deferred Compensation Plan and Participant Election Form	10-K	000-25135	10.19	3/11/2014
10.20*	Employment Agreement with James A. Sundquist dated December 1, 2014	10-K	000-25135	10.20	3/10/2015
10.21	Purchase and Assumption Agreement between Bank of America, National Association and Redding Bank of Commerce, dated October 28, 2015	8-K	000-25135	10.1	10/29/2015
10.22	Loan Agreement by and between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.1	12/14/2015
10.23	Pledge and Security Agreement between Bank of Commerce Holdings and NexBank SSB, dated December 10, 2015	8-K	000-25135	10.2	12/14/2015
10.24	Subordinated Note Purchase Agreement between Bank of Commerce Holdings and The Purchasers named Herein, dated December 10, 2015	8-K	000-25135	10.3	12/14/2015
14	Code of Ethics for Senior Financial Officers	8-K	000-25135	14.1	5/21/2015
21.1	Subsidiaries of the Company					X
23.1	Consent of Moss Adams LLP					X
24	Power of Attorney (included on signature page to this report)					X
31.1	Certification of Randall S. Eslick pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Samuel D. Jimenez pursuant to Exchange Act Rule 13a-14(a) or 15d — 14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Executive Contract, Compensatory Plan or Arrangement